Form 10-Q
period 2012-09-30
AMERIPRISE CERTIFICATE CO
filed 2012-11-05
CIK 52428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2012
Common Shares (par value $10 per share)	150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF
FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY

FORM 10-Q

AMERIPRISE CERTIFICATE COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Investment income	$22,465	$26,420	$68,044	$88,030
Investment expenses	5,444	6,452	16,004	20,164
Net investment income before provision for certificate reserves and income taxes	17,021	19,968	52,040	67,866
Net provision for certificate reserves	7,081	7,557	21,028	24,014
Net investment income before income taxes	9,940	12,411	31,012	43,852
Income tax expense	3,534	4,769	11,150	16,672
Net investment income	6,406	7,642	19,862	27,180

Net realized loss on investments	(6,474)	(1,469)	(11,864)	(257)
Income tax benefit	(2,265)	(514)	(4,152)	(90)
Net realized loss on investments, after-tax	(4,209)	(955)	(7,712)	(167)
Net income	$2,197	$6,687	$12,150	$27,013

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(5,066)	$(10,595)	$(13,628)	$(16,087)
Portion of loss recognized in other comprehensive income (before taxes)	(1,688)	8,425	1,628	12,723
Net impairment losses recognized in net realized loss on investments	$(6,754)	$(2,170)	$(12,000)	$(3,364)

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$2,197	$6,687	$12,150	$27,013
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	22,365	(19,945)	38,236	(21,119)
Reclassification of net securities losses included in net income	4,216	1,269	7,702	769
Total other comprehensive income (loss), net of tax	26,581	(18,676)	45,938	(20,350)
Total comprehensive income (loss)	$28,778	$(11,989)	$58,088	$6,663

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Qualified Assets
Cash and cash equivalents	$229,761	$74,498
Investments in unaffiliated issuers	3,038,013	2,745,326
Receivables	14,451	26,650
Equity derivatives, purchased	63,651	34,393
Total qualified assets	3,345,876	2,880,867
Deferred taxes, net	35,574	59,218
Total assets	$3,381,450	$2,940,085

Liabilities and Shareholder’s Equity
Liabilities
Certificate reserves	$3,073,892	$2,776,725
Current taxes payable to parent	6,994	12,237
Equity derivatives, written	54,801	28,979
Accounts payable, accrued liabilities and other liabilities	69,003	7,472
Total liabilities	3,204,690	2,825,413

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	169,517	160,250
Total retained earnings	6,898	15
Accumulated other comprehensive loss, net of tax	(1,155)	(47,093)
Total shareholder’s equity	176,760	114,672
Total liabilities and shareholder’s equity	$3,381,450	$2,940,085

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

(in thousands, except share data)

				Retained Earnings
				Appropriated
				for Additional		Accumulated
	Number of		Additional	Interest on		Other Comprehensive
	Outstanding	Common	Paid-In	Advance		Loss,
	Shares	Shares	Capital	Payments	Unappropriated	Net of Tax	Total

Balance at January 1, 2011	150,000	$1,500	$181,998	$15	$—	$(21,019)	$162,494
Comprehensive income:
Net income	—	—	—	—	27,013	—	27,013
Other comprehensive loss, net of tax	—	—	—	—	—	(20,350)	(20,350)
Total comprehensive income							6,663
Dividend/return of capital to parent	—	—	(19,987)	—	(27,013)	—	(47,000)
Balance at September 30, 2011	150,000	$1,500	$162,011	$15	$—	$(41,369)	$122,157

Balance at January 1, 2012	150,000	$1,500	$160,250	$15	$—	$(47,093)	$114,672
Comprehensive income:
Net income	—	—	—	—	12,150	—	12,150
Other comprehensive income, net of tax	—	—	—	—	—	45,938	45,938
Total comprehensive income							58,088
Dividend/return of capital to parent	—	—	(5,733)	—	(5,267)	—	(11,000)
Receipt of capital from parent	—	—	15,000	—	—	—	15,000
Balance at September 30, 2012	150,000	$1,500	$169,517	$15	$6,883	$(1,155)	$176,760

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$12,150	$27,013
Adjustments to reconcile net income to net cash provided by operating activities:
Interest added to certificate loans	(71)	(86)
Amortization of premiums, accretion of discounts, net	6,800	(583)
Deferred income taxes	(2,918)	3,757
Net realized loss on Available-for-Sale securities	11,850	1,183
Other net realized loss	14	15
Provision for loan loss	—	(941)
Changes in operating assets and liabilities:
Dividends and interest receivable	81	5,878
Certificate reserves, net	2,970	(10,589)
Due to parent for income taxes, net	(5,243)	(1,969)
Derivatives, net	(3,436)	9,688
Derivatives collateral, net	2,189	(3,084)
Other, net	(5,186)	(6,626)
Net cash provided by operating activities	19,200	23,656

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	29,765	46,531
Maturities, redemptions and calls	541,538	943,529
Purchases	(749,015)	(741,407)
Syndicated loans and commercial mortgage loans:
Sales	1,427	133
Maturities and redemptions	32,157	55,602
Purchases and fundings	(18,100)	(22,450)
Certificate loans:
Payments	265	280
Fundings	(171)	(147)
Net cash provided by (used in) investing activities	(162,134)	282,071

Cash Flows from Financing Activities
Payments from certificate owners	905,039	573,382
Certificate maturities and cash surrenders	(610,842)	(903,604)
Capital contribution from parent	15,000	—
Dividend/return of capital to parent	(11,000)	(47,000)
Net cash provided by (used in) financing activities	298,197	(377,222)

Net increase (decrease) in cash and cash equivalents	155,263	(71,495)
Cash and cash equivalents at beginning of period	74,498	182,192
Cash and cash equivalents at end of period	$229,761	$110,697

Supplemental disclosures including non-cash transactions:
Cash paid for income taxes	$13,991	$12,067
Cash paid for interest	23,560	32,685
Certificate maturities and surrenders through loan reductions	363	478

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

Ameriprise Certificate Company (“ACC” or the “Company”) is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial”). The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). ACC uses the consolidation method of accounting for its wholly owned subsidiary, Investors Syndicate Development Corp. The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods have been made. Except for the adjustment described below, all adjustments made were of a normal recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Annual Report on Form 10-K of ACC for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2012.

In the nine months ended September 30, 2011, ACC made an adjustment for additional bond discount accretion investment income related to prior periods resulting from revisions to the accounting classification of certain structured securities which resulted in a $3.9 million pretax benefit. Management has determined that the effect of this adjustment is immaterial to the prior periods presented.

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

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

3.  Investments

Investments in unaffiliated issuers were as follows (in thousands):

	September 30, 2012	December 31, 2011
Available-for-Sale securities:
Fixed maturities, at fair value (amortized cost: 2012, $2,879,992; 2011, $2,644,239)	$2,876,594	$2,568,896
Common stocks, at fair value (cost: 2012, $1,626; 2011, $1,327)	3,210	2,355
Syndicated loans and commercial mortgage loans, at cost, net of allowance for loan losses (allowance for loan losses: 2012, $5,810; 2011, $6,739; fair value: 2012, $160,915; 2011, $174,545)	154,272	169,828
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	2,112	2,498
Real estate owned, at fair value less costs to sell	1,825	1,749
Total	$3,038,013	$2,745,326

Available-for-Sale securities distributed by type were as follows:

	September 30, 2012
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$1,292,914	$22,102	$(61,561)	$1,253,455	$(39,915)
Corporate debt securities	794,949	15,643	(641)	809,951	3
Commercial mortgage backed securities	415,343	12,266	(114)	427,495	—
Asset backed securities	376,405	10,120	(1,289)	385,236	(735)
U.S. government and agencies obligations	381	76	—	457	—
Common stocks	1,626	1,592	(8)	3,210	492
Total	$2,881,618	$61,799	$(63,613)	$2,879,804	$(40,155)

	December 31, 2011
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$1,371,856	$18,406	$(115,128)	$1,275,134	$(51,817)
Corporate debt securities	515,491	8,442	(1,168)	522,765	—
Commercial mortgage backed securities	442,905	6,795	(249)	449,451	—
Asset backed securities	311,602	10,479	(3,031)	319,050	(1,249)
U.S. government and agencies obligations	2,385	111	—	2,496	—
Common stocks	1,327	1,028	—	2,355	94
Total	$2,645,566	$45,261	$(119,576)	$2,571,251	$(52,972)

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

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

At September 30, 2012 and December 31, 2011, fixed maturity securities comprised approximately 88% and 91%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, ACC may utilize ratings from other NRSROs or rate the securities internally. At September 30, 2012 and December 31, 2011, approximately $45.4 million and $14.8 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC using criteria similar to those used by NRSROs. A summary of fixed maturity securities by rating was as follows:

	September 30, 2012			December 31, 2011
	Amortized		Percent of Total	Amortized		Percent of Total
Ratings	Cost	Fair Value	Fair Value	Cost	Fair Value	Fair Value
	(in thousands, except percentages)
AAA	$1,285,298	$1,313,774	47%	$1,359,063	$1,381,636	54%
AA	118,592	120,880	4	173,210	172,781	7
A	573,758	580,125	20	310,711	307,875	12
BBB	606,271	618,116	21	491,096	491,575	19
Below investment grade	296,073	243,699	8	310,159	215,029	8
Total fixed maturities	$2,879,992	$2,876,594	100%	$2,644,239	$2,568,896	100%

At September 30, 2012 and December 31, 2011, approximately 34% and 33%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2012
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	7	$88,511	$(960)	86	$413,710	$(60,601)	93	$502,221	$(61,561)
Corporate debt securities	10	98,660	(641)	—	—	—	10	98,660	(641)
Commercial mortgage backed securities	6	63,399	(114)	—	—	—	6	63,399	(114)
Asset backed securities	6	43,579	(242)	8	22,458	(1,047)	14	66,037	(1,289)
Common stocks	2	102	(8)	—	—	—	2	102	(8)
Total	31	$294,251	$(1,965)	94	$436,168	$(61,648)	125	$730,419	$(63,613)

	December 31, 2011
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	46	$481,230	$(15,121)	73	$245,467	$(100,007)	119	$726,697	$(115,128)
Corporate debt securities	17	89,457	(1,010)	2	1,876	(158)	19	91,333	(1,168)
Commercial mortgage backed securities	6	36,710	(220)	4	16,346	(29)	10	53,056	(249)
Asset backed securities	17	85,908	(1,899)	10	24,865	(1,132)	27	110,773	(3,031)
Total	86	$693,305	$(18,250)	89	$288,554	$(101,326)	175	$981,859	$(119,576)

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

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Beginning balance	$69,791	$61,049	$64,545	$59,855
Credit losses for which an other-than-temporary impairment was not previously recognized	860	1,001	1,401	1,640
Credit losses for which an other-than-temporary impairment was previously recognized	5,894	1,169	10,599	1,724
Ending balance	$76,545	$63,219	$76,545	$63,219

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

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive loss:

			Accumulated Other
	Net		Comprehensive
	Unrealized		Loss Related to Net
	Investment	Deferred	Unrealized Investment
	Gains (Losses)	Income Tax	Gains (Losses)
	(in thousands)
Balance at January 1, 2011	$(33,039)	$12,020	$(21,019)
Net unrealized securities losses arising during the period (2)	(33,128)	12,009	(21,119)
Reclassification of losses included in net income	1,183	(414)	769
Balance at September 30, 2011	$(64,984)	$23,615	$(41,369	)(1)

Balance at January 1, 2012	$(74,315)	$27,222	$(47,093)
Net unrealized securities gains arising during the period (2)	60,651	(22,415)	38,236
Reclassification of losses included in net income	11,850	(4,148)	7,702
Balance at September 30, 2012	$(1,814)	$659	$(1,155	)(1)

(1)

Includes $26.1 million and $29.7 million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at September 30, 2012 and 2011, respectively.

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

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Gross realized gains	$283	$217	$342	$2,193
Gross realized losses	(16)	—	(192)	(12)
Other-than-temporary impairments	(6,754)	(2,170)	(12,000)	(3,364)
Total	$(6,487)	$(1,953)	$(11,850)	$(1,183)

Other-than-temporary impairments for the three months and nine months ended September 30, 2012 and 2011 primarily related to credit losses on non-agency residential mortgage backed securities.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Available-for-Sale securities by contractual maturity at September 30, 2012 were as follows:

	Amortized
	Cost	Fair Value
	(in thousands)
Due within one year	$10,472	$10,623
Due after one year through five years	768,402	783,278
Due after five years through 10 years	16,242	16,227
Due after 10 years	214	280
	795,330	810,408
Residential mortgage backed securities	1,292,914	1,253,455
Commercial mortgage backed securities	415,343	427,495
Asset backed securities	376,405	385,236
Common stocks	1,626	3,210
Total	$2,881,618	$2,879,804

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

	September 30, 2012
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

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The recorded investment in financing receivables by impairment method and type of loan was as follows:

	September 30, 2012
	Commercial
	Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Individually evaluated for impairment	$3,935	$2,584	$6,519
Collectively evaluated for impairment	115,761	37,802	153,563
Total	$119,696	$40,386	$160,082

	December 31, 2011
	Commercial
	Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Individually evaluated for impairment	$4,125	$3,308	$7,433
Collectively evaluated for impairment	114,532	54,602	169,134
Total	$118,657	$57,910	$176,567

As of September 30, 2012 and December 31, 2011, ACC’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $3.7 million and $2.2 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to ACC’s total loan balance. During the three months and nine months ended September 30, 2012, ACC sold $1.4 million of syndicated loans. During the three months and nine months ended September 30, 2011, ACC sold nil and $133 thousand, respectively, of syndicated loans. There were no significant purchases of financing receivables during the three months and nine months ended September 30, 2012 and 2011.

ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.

Credit Quality Information

Nonperforming loans, which are generally loans 90 days or more past due, were $3.1 million and $3.6 million as of September 30, 2012 and December 31, 2011, respectively. All other loans were considered to be performing.

Commercial Mortgage Loans

ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 3.3% and 3.5% of total commercial mortgage loans as of September 30, 2012 and December 31, 2011, respectively. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, ACC reviews the concentrations of credit risk by region and property type.

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(in thousands)
East North Central	$5,109	$5,171	4%	4%
Middle Atlantic	5,650	5,816	5	5
Mountain	8,731	9,095	7	8
New England	10,841	11,060	9	9
Pacific	32,770	28,171	28	24
South Atlantic	35,119	29,773	30	25
West North Central	13,728	19,632	11	17
West South Central	7,748	9,939	6	8
	119,696	118,657	100%	100%
Less: allowance for loan losses	2,576	2,576
Total	$117,120	$116,081

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(in thousands)
Apartments	$34,212	$33,781	29%	28%
Industrial	23,751	24,449	20	21
Office	14,962	17,039	12	14
Retail	30,679	20,402	26	17
Other	16,092	22,986	13	20
	119,696	118,657	100%	100%
Less: allowance for loan losses	2,576	2,576
Total	$117,120	$116,081

Syndicated Loans

ACC’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at September 30, 2012 and December 31, 2011 were $1.3 million and $1.8 million, respectively, which represent 3% of total syndicated loans at both September 30, 2012 and December 31, 2011.

Troubled Debt Restructurings

The following table presents the number of loans restructured by ACC during the period and their recorded investment at the end of the period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Number	Recorded	Number	Recorded	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment	of Loans	Investment	of Loans	Investment
	(in thousands, except number of loans)
Syndicated loans	—	$—	—	$—	1	$475	2	$239

The troubled debt restructurings did not have a material impact to ACC’s allowance for loan losses or income recognized for the three months and nine months ended September 30, 2012 and 2011. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

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

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$225,730	$—	$225,730
Available-for-Sale securities:
Residential mortgage backed securities	—	1,181,647	71,808	1,253,455
Corporate debt securities	—	766,008	43,943	809,951
Commercial mortgage backed securities	—	401,475	26,020	427,495
Asset backed securities	—	361,683	23,553	385,236
U.S. government and agencies obligations	457	—	—	457
Common stocks	961	2,002	247	3,210
Total Available-for-Sale securities	1,418	2,712,815	165,571	2,879,804
Equity derivatives, purchased	—	63,651	—	63,651
Total assets at fair value	$1,418	$3,002,196	$165,571	$3,169,185

Liabilities
Certificate reserves	$—	$8,989	$—	$8,989
Equity derivatives, written	—	54,801	—	54,801
Total liabilities at fair value	$—	$63,790	$—	$63,790

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$74,498	$—	$74,498
Available-for-Sale securities:
Residential mortgage backed securities	—	1,200,672	74,462	1,275,134
Corporate debt securities	—	509,781	12,984	522,765
Commercial mortgage backed securities	—	449,451	—	449,451
Asset backed securities	—	285,120	33,930	319,050
U.S. government and agencies obligations	458	2,038	—	2,496
Common stocks	653	1,362	340	2,355
Total Available-for-Sale securities	1,111	2,448,424	121,716	2,571,251
Equity derivatives, purchased	—	34,389	4	34,393
Total assets at fair value	$1,111	$2,557,311	$121,720	$2,680,142

Liabilities
Certificate reserves	$—	$5,551	$—	$5,551
Equity derivatives, written	—	28,979	—	28,979
Total liabilities at fair value	$—	$34,530	$—	$34,530

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Residential				Commercial
	Mortgage		Corporate		Mortgage		Asset
	Backed		Debt		Backed		Backed		Common
	Securities		Securities		Securities		Securities		Stocks	Total
	(in thousands)
Balance, July 1, 2012	$101,986		$29,236		$25,903		$29,709		$288	$187,122
Total gains (losses) included in:
Net income	148	(1)	(15	)(1)	(7	)(1)	73	(1)	—	199
Other comprehensive income	159		500		124		374		—	1,157
Purchases	53,740		15,000		—		—		—	68,740
Settlements	(3,411)		(778)		—		(1,376)		—	(5,565)
Transfers out of Level 3	(80,814)		—		—		(5,227)		(41)	(86,082)
Balance, September 30, 2012	$71,808		$43,943		$26,020		$23,553		$247	$165,571
Change in unrealized gains (losses) included in net income related to Level 3 assets held at September 30, 2012	$148	(1)	$(15	)(1)	$(7	)(1)	$73	(1)	$—	$199

(1)	Included in investment income in the Consolidated Statements of Operations.

	Available-for-Sale Securities
	Residential
	Mortgage		Corporate	Asset
	Backed		Debt	Backed	Common
	Securities		Securities	Securities	Stocks	Derivatives		Total
	(in thousands)
Balance, July 1, 2011	$1,006,411		$3,516	$98,981	$298	$4		$1,109,210
Total gains (losses) included in:
Net income	(1,142	)(1)	—	482 (2)	—	(1	)(2)	(661)
Other comprehensive income	(21,302)		(45)	(1,500)	(19)	—		(22,866)
Purchases	16,661		—	—	—	—		16,661
Settlements	(81,233)		(239)	(9,389)	—	—		(90,861)
Transfers into Level 3	—		—	10,876	86	—		10,962
Transfers out of Level 3	—		—	(6,868)	—	—		(6,868)
Balance, September 30, 2011	$919,395		$3,232	$92,582	$365	$3		$1,015,577
Change in unrealized gains (losses) included in net income related to Level 3 assets held at September 30, 2011	$(1,140	)(3)	$—	$482 (2)	$—	$(1	)(2)	$(659)

(1)	Represents a $(2,171) loss included in net realized gain (loss) on investments and a $1,029 gain included in investment income in the Consolidated Statements of Operations.
(2)	Included in investment income in the Consolidated Statements of Operations.
(3)	Represents a $(2,171) loss included in net realized gain (loss) on investments and a $1,031 gain included in investment income in the Consolidated Statements of Operations.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities
	Residential				Commercial
	Mortgage		Corporate		Mortgage		Asset
	Backed		Debt		Backed		Backed		Common
	Securities		Securities		Securities		Securities		Stocks	Derivatives	Total
	(in thousands)
Balance, January 1, 2012	$74,462		$12,984		$—		$33,930		$340	$4	$121,720
Total gains (losses) included in:
Net income	(5,106	)(1)	(39	)(2)	(17	)(2)	215	(2)	—	—	(4,947)
Other comprehensive income	10,108		664		451		931		(14)	—	12,140
Purchases	75,732		32,730		2,037		—		296	—	110,795
Sales	—		—		—		—		—	(4)	(4)
Settlements	(13,479)		(2,399)		—		(6,296)		—	—	(22,174)
Transfers into Level 3	10,905		3		23,549		—		—	—	34,457
Transfers out of Level 3	(80,814)		—		—		(5,227)		(375)	—	(86,416)
Balance, September 30, 2012	$71,808		$43,943		$26,020		$23,553		$247	$—	$165,571
Change in unrealized gains (losses) included in net income related to Level 3 assets held at September 30, 2012	$175	(2)	$(39	)(2)	$(17	)(2)	$215	(2)	$—	$—	$334

(1)	Represents a $(5,246) loss included in net realized gain (loss) on investments and a $140 gain included in investment income in the Consolidated Statements of Operations.
(2)	Included in investment income in the Consolidated Statements of Operations.

	Available-for-Sale Securities
	Residential			Commercial
	Mortgage		Corporate	Mortgage		Asset
	Backed		Debt	Backed		Backed	Common
	Securities		Securities	Securities		Securities	Stocks	Derivatives		Total
	(in thousands)
Balance, January 1, 2011	$902,859		$7,536	$10,189		$101,672	$344	$6		$1,022,606
Total gains (losses) included in:
Net income	(93	)(1)	—	(1	)(2)	3,453 (2)	—	(3	)(2)	3,356
Other comprehensive income	(22,309)		(131)	204		(3,382)	16	—		(25,602)
Purchases	303,425		—	23,520		24,732	—	—		351,677
Sales	(74)		—	—		—	—	—		(74)
Settlements	(244,785)		(4,173)	—		(32,511)	—	—		(281,469)
Transfers into Level 3	—		—	—		5,486	91	—		5,577
Transfers out of Level 3	(19,628)		—	(33,912)		(6,868)	(86)	—		(60,494)
Balance, September 30, 2011	$919,395		$3,232	$—		$92,582	$365	$3		$1,015,577
Change in unrealized gains (losses) included in net income related to Level 3 assets held at September 30, 2011	$229	(3)	$—	$—		$3,453 (2)	$—	$(3	)(2)	$3,679

(1)	Represents a $(3,365) loss included in net realized gain (loss) on investments and a $3,272 gain included in investment income in the Consolidated Statements of Operations.
(2)	Included in investment income in the Consolidated Statements of Operations.
(3)	Represents a $(3,365) loss included in net realized gain (loss) on investments and a $3,594 gain included in investment income in the Consolidated Statements of Operations.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

During the third quarter of 2012, transfers from Level 3 to Level 2 included certain non-agency residential mortgage backed securities and sub-prime non-agency residential mortgage backed securities classified as asset backed securities with a fair value of approximately $86 million. The transfer reflects improved pricing transparency of these securities, a continuing trend of increased activity in the non-agency residential mortgage backed securities market and increased observability of significant inputs to the valuation methodology. All other securities transferred from Level 3 to Level 2 represent securities with fair values that are now obtained from a third party pricing service with observable inputs. Securities transferred from Level 2 to Level 3 represent securities with fair values that are now based on a single non-binding broker quote. ACC recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each transfer occurred. For assets and liabilities held at the end of the reporting period that are measured at fair value on a recurring basis, there were no transfers between Level 1 and Level 2.

The following table provides a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets and liabilities at September 30, 2012:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Corporate debt securities (private placements)	$43,936	Discounted cash flow	Yield/spread to U.S. Treasuries	1.3% - 1.6% (1.5%)

Level 3 measurements not included in the table above are obtained from non-binding broker quotes where unobservable inputs are not reasonably available to ACC.

Sensitivity of Fair Value Measurements to Changes in Unobservable Inputs

Significant increases (decreases) in the unobservable inputs used in the fair value measurement of Level 3 corporate debt securities would result in a significantly lower (higher) fair value measurement.

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

Investments in Unaffiliated Issuers (Available-for-Sale Securities)

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from third party pricing services, non-binding broker quotes, or other model-based valuation techniques. Level 1 securities primarily include U.S. Treasuries and common stocks. Level 2 securities primarily include corporate bonds, residential mortgage backed securities, commercial mortgage backed securities, asset backed securities, municipal bonds, U.S. agency securities and common stock. The fair value of these Level 2 securities is based on a market approach with prices obtained from third party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes. Level 3 securities primarily include certain corporate bonds, non-agency residential mortgage backed securities, commercial mortgage backed securities, asset backed securities and common stocks. The fair value of corporate bonds, non-agency residential mortgage backed securities, commercial mortgage backed securities and certain asset backed securities classified as Level 3 is typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to ACC. The fair value of certain asset backed securities and non-agency residential mortgage backed securities classified as Level 3 is obtained from third party pricing services who use significant unobservable inputs to estimate the fair value.

In consideration of the above, management is responsible for the fair values recorded on the financial statements. Prices received from third party pricing services are subjected to exception reporting that identifies investments with significant

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

Derivatives (Equity Derivatives, Purchased and Written)

The fair value of derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at September 30, 2012 and December 31, 2011. See Note 6 for further information on the credit risk of derivative instruments and related collateral.

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

	September 30, 2012					December 31, 2011
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total	Carrying Value	Fair Value
	(in thousands)
Financial Assets
Syndicated loans	$37,152	$—	$37,571	$365	$37,936	$53,747	$52,486
Commercial mortgage loans	117,120	—	—	122,979	122,979	116,081	122,059
Certificate loans	2,112	—	2,112	—	2,112	2,498	2,498

Financial Liabilities
Certificate reserves	$3,064,903	$—	$—	$3,053,100	$3,053,100	$2,771,174	$2,752,333

Syndicated Loans

The fair value of syndicated loans is obtained from a third party pricing service or non-binding broker quotes. Syndicated loans that are priced by multiple non-binding broker quotes are classified as Level 2 and loans priced using a single non-binding broker quote are classified as Level 3.

Commercial Mortgage Loans

The fair value of commercial mortgage loans, except those with significant credit deterioration, is determined by discounting contractual cash flows using discount rates that reflect current pricing for loans with similar remaining maturities and characteristics including loan-to-value ratio, occupancy rate, refinance risk, debt-service coverage, location, and property condition. For commercial mortgage loans with significant credit deterioration, fair value is determined using the same adjustments as above with an additional adjustment for ACC’s estimate of the amount recoverable on the loan. Given the significant unobservable inputs to the valuation of commercial mortgage loans, these measurements are classified as Level 3.

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

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

ACC uses derivatives as economic hedges of equity risk related to stock market certificates. ACC does not designate any derivatives for hedge accounting. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives, by type of derivative and product:

		Asset			Liability
Derivatives not designated as hedging instruments	Balance Sheet Location	September 30, 2012	December 31, 2011	Balance Sheet Location	September 30, 2012	December 31, 2011
		(in thousands)			(in thousands)
Equity
Stock market certificates	Equity derivatives, purchased	$63,651	$34,389	Equity derivatives, written	$54,801	$28,979
Equity warrants	Equity derivatives, purchased	—	4	N/A	—	—
Stock market certificates embedded derivatives	N/A	—	—	Certificate reserves	8,989	5,551
Total		$63,651	$34,393		$63,790	$34,530

N/A  Not applicable.

See Note 5 for additional information regarding ACC’s fair value measurement of derivative instruments.

The following tables present a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

		Amount of Gain (Loss) on
		Derivatives Recognized in Income
		Three Months	Nine Months
Derivatives Not Designated as	Location of Gain (Loss) on	Ended	Ended
Hedging Instruments	Derivatives Recognized in Income	September 30, 2012	September 30, 2012
		(in thousands)
Equity
Stock market certificates	Net provision for certificate reserves	$1,869	$5,866
Stock market certificates embedded derivatives	Net provision for certificate reserves	(1,424)	(4,873)
Total		$445	$993

		Amount of Gain (Loss) on
		Derivatives Recognized in Income
		Three Months	Nine Months
Derivatives Not Designated as	Location of Gain (Loss) on	Ended	Ended
Hedging Instruments	Derivatives Recognized in Income	September 30, 2011	September 30, 2011
		(in thousands)
Equity
Stock market certificates	Net provision for certificate reserves	$(4,393)	$(1,440)
Equity warrants	Investment income	(26)	26
Stock market certificates embedded derivatives	Net provision for certificate reserves	4,640	2,079
Total		$221	$665

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Ameriprise Stock Market Certificates (“SMC”) offer a return based upon the relative change in a major stock market index between the beginning and end of the SMC’s term. The SMC product contains an embedded derivative. The equity based return of the certificate must be separated from the host contract and accounted for as a derivative instrument. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by ACC related to the SMC product will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates, ACC purchases and writes call options on the S&P 500 Index. ACC views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels. The gross notional amount of these derivative contracts was $1.2 billion and $1.3 billion at September 30, 2012 and December 31, 2011, respectively. ACC also purchases futures on the S&P 500 Index to economically hedge its obligations. The futures are marked-to-market daily and exchange traded, exposing ACC to no counterparty risk. The gross notional amount of these derivative contracts was $359 thousand and $313 thousand at September 30, 2012 and December 31, 2011, respectively.

Equity warrants were received as part of a syndicated loan restructuring and do not constitute a hedge of underlying assets or liabilities.

Credit Risk

Credit risk associated with ACC’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, ACC has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical. As of September 30, 2012 and December 31, 2011, ACC held $3.2 million and $1.0 million, respectively, in cash and cash equivalents and recorded a corresponding liability in other liabilities for collateral ACC is obligated to return to counterparties. As of September 30, 2012 and December 31, 2011, ACC’s maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $5.7 million and $4.5 million, respectively.

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

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

8.  Income Taxes

The effective tax rate was 36.6% for both the three months and nine months ended September 30, 2012, compared to 38.9% and 38.0% for the three months and nine months ended September 30, 2011, respectively.

ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on an analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of September 30, 2012 and December 31, 2011.

As of both September 30, 2012 and December 31, 2011, ACC had $736 thousand of gross unrecognized tax benefits. If recognized, approximately $1.0 million, net of federal tax benefits, of the unrecognized tax benefits as of September 30, 2012 and December 31, 2011, would affect the effective tax rate.

ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized nil in interest and penalties for the three months and nine months ended September 30, 2012, respectively. ACC recognized nil and $1.0 million in interest and penalties for the three months and nine months ended September 30, 2011, respectively. ACC had $1.1 million accrued for the payment of interest and penalties at both September 30, 2012 and December 31, 2011.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of ACC, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $469 thousand in the next 12 months.

ACC files income tax returns, as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial, in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Internal Revenue Service (“IRS”) recently completed its field examination of the 1997 through 2007 tax returns, as part of the overall examination of the American Express Company consolidated returns. However, for federal income tax purposes, these years, except for 2007, continue to remain open as a consequence of certain issues under appeal. The IRS is in the process of completing the audit of Ameriprise Financial’s U.S. income tax returns for 2008 and 2009, and will begin auditing 2010 and 2011 in the fourth quarter of 2012. ACC’s or its subsidiary’s state income tax returns are currently under examination by various jurisdictions for years ranging from 1999 through 2009. Ameriprise Financial’s federal and state income tax returns, which include ACC, remain open for years after 2009.

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

ACC’s future profitability is dependent upon changes in the economic, credit and equity environments, as well as the competitive environment. Ameriprise Financial and unaffiliated third parties offer certain competing products which have demonstrated strong appeal to investors. On July 10, 2012, Ameriprise Financial announced its intention to transition its federal savings bank subsidiary, Ameriprise Bank, FSB, to a limited powers national trust bank by year-end 2012, subject to regulatory approvals. This action is not expected to have a material impact on ACC’s 2012 results of operations.

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

Results of Operations for the Nine Months Ended September 30, 2012 and 2011

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

Net income decreased $14.9 million, or 55%, to $12.2 million for the nine months ended September 30, 2012, compared to $27.0 million for the prior year period, primarily due to other-than-temporary impairments on non-agency residential mortgage backed securities and a decrease in investment income as a result of lower average yields, partially offset by decreases in investment expenses and net provision for certificate reserves due to lower average reserve balances. Results for the nine months ended September 30, 2011 included a $3.9 million pretax benefit for revisions to certain accretion calculations in ACC’s valuation of mortgage backed and asset backed securities.

Investment income decreased $20.0 million, or 23%, to $68.0 million for the nine months ended September 30, 2012, compared to $88.0 million for the prior year period primarily due to lower average yields on invested assets. Investment income for the nine months ended September 30, 2011 included a $3.9 million adjustment for revisions to certain accretion calculations in ACC’s valuation of mortgage backed and asset backed securities.

Investment expenses decreased $4.2 million, or 21%, to $16.0 million for the nine months ended September 30, 2012, compared to $20.2 million in the prior year period. This decrease is primarily due to lower distribution fees and investment advisory and services fees as a result of lower average certificate reserve balances compared to the prior year period.

Net provision for certificate reserves decreased $3.0 million, or 12%, to $21.0 million for the nine months ended September 30, 2012, compared to $24.0 million in the prior year period driven by a decrease in interest crediting rates and lower average certificate reserve balances.

Net realized loss on investments before income taxes was $11.9 million for the nine months ended September 30, 2012 compared to $0.3 million for the prior year period. Included in net realized investment losses for the nine months ended September 30, 2012 were other-than-temporary impairments of $12.0 million, which related primarily to credit losses on non-agency residential mortgage backed securities. Net realized loss on investments for the 2011 period included other-than-temporary impairments on non-agency residential mortgage backed securities of $3.4 million, which was mostly offset by a $1.1 million decrease in the syndicated loans reserve, primarily due to improvement of underlying credit, as well as gains from sales, tenders and calls of Available-for-Sale securities. Net realized gains on sales of Available-for-Sale securities were $0.2 million for the nine months ended September 30, 2012, compared to $2.2 million for the nine months ended September 30, 2011.

The effective tax rate was 36.6% for the nine months ended September 30, 2012 compared to 38.0% for the nine months ended September 30, 2011.

It is possible there will be corporate tax reform in the next few years. While impossible to predict, corporate tax reform is likely to include a reduction in the corporate tax rate coupled with reductions in tax preferred items. Any changes could have a material impact on ACC’s income tax expense and the deferred tax balances.

Fair Value Measurements

ACC reports certain assets and liabilities at fair value; specifically, derivatives, embedded derivatives, and most investments and cash equivalents. Fair value assumes the exchange of assets or liabilities occurs in orderly transactions. Companies are not permitted to use market prices that are the result of a forced liquidation or distressed sale. ACC includes actual market prices or observable inputs in its fair value measurements to the extent available. Broker quotes are obtained when quotes from pricing services are not available. ACC validates prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors. See Note 5 to the consolidated financial statements for additional information regarding ACC’s fair value measurements.

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

ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2012.

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

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors provided in Part I, Item 1A of ACC’s 2011 10-K; however, the risk factor relating to system interruptions and operating errors is updated as set forth below:

Protection from system interruptions and operating errors is important to ACC’s business. If ACC experiences a sustained interruption to ACC’s telecommunications or data processing systems, or other failure in operational execution, it could harm ACC’s business.

System or network interruptions could delay and disrupt ACC’s ability to develop, deliver or maintain products and services, causing harm to ACC’s business and reputation and resulting in loss of clients or revenue. Interruptions could be caused by operational failures arising from employee error or malfeasance, interference by third parties, including hackers, ACC’s implementation of new technology, as well as from maintenance of existing technology. ACC’s financial, accounting, data processing or other operating systems and facilities may fail to operate or report data properly or become disabled as a result of events that are wholly or partially beyond ACC’s control, adversely affecting ACC’s ability to process transactions or provide products and services to clients. These interruptions can include fires, floods, earthquakes and other natural disasters, power losses, equipment failures, failures of internal or vendor software or systems and other events beyond ACC’s control. Further, ACC faces the risk of operational failure (including, without limitation, failure caused by an inaccuracy, untimeliness or other deficiency in data reporting), termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other financial intermediaries that ACC uses to facilitate or are component providers to ACC’s securities transactions and other product manufacturing and distribution activities. Any such failure, termination or constraint could adversely impact ACC’s ability to effect transactions, service clients, manage exposure to risk, or otherwise achieve desired outcomes.

ITEM 6.  EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date: November 5, 2012	/s/ Abu M. Arif
Abu M. Arif
Chief Executive Officer

Date: November 5, 2012	/s/ Ross P. Palacios
Ross P. Palacios
Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description

3(a)

Amended and Restated Certificate of Incorporation of American Express Certificate Company, dated August 1, 2005, filed electronically on or about March 10, 2006 as Exhibit 3(a) to Registrant’s Form 10-K, is incorporated by reference.

3(b)	By-Laws of Ameriprise Certificate Company, filed electronically on or about November 5, 2010 as Exhibit 3(b) to Registrant’s Form 10-Q, are incorporated herein by reference.

* 31.1	Certification of Abu M. Arif pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

* 31.2	Certification of Ross P. Palacios pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

* 32.1	Certification of Abu M. Arif and Ross P. Palacios pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed electronically herewithin.

E-1