Form 10-K
period 2012-12-31
AMERIPRISE CERTIFICATE CO
filed 2013-02-27
CIK 52428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 30 OF THE INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [Not applicable]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 27, 2013
Common Shares (par value $10 per share)	150,000 shares

All outstanding shares of the registrant are directly owned by Ameriprise Financial, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Form 10-K

PART I

Item 1.  Business

Overview

Ameriprise Certificate Company (“ACC” or the “Company”) was incorporated on October 28, 1977 under the laws of Delaware. Ameriprise Financial, Inc. (“Ameriprise Financial”), a Delaware corporation, owns 100% of the outstanding voting securities of ACC. Ameriprise Financial and its predecessor companies have more than 118 years of history providing clients with financial solutions.

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

Products

As of the date of this report, ACC offers the following five different certificate products to the public:

1.              Ameriprise Cash Reserve Certificate

•                  Single payment certificate that permits additional payments and on which ACC guarantees interest rates in advance for a three month term.

•                  Currently sold without a sales charge.

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

•                  Non-Jumbo Deposit National Rates for 3 month CDs as published by the FDIC are used as the guide in setting rates.

•                  Competes with popular short term investment and savings vehicles such as certificates of deposit, savings accounts, and money market mutual funds that offer comparable yields, liquidity and safety of principal.

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

5.              Ameriprise Stock Market Certificate

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

Asset Management

ACC has retained Columbia Management Investment Advisers, LLC (“CMIA”), a wholly owned subsidiary of Ameriprise Financial, to manage ACC’s investment portfolio under an investment management agreement, which is subject to annual review and approval by ACC’s Board of Directors, including a majority of the directors who are not “interested persons” of AFSI, CMIA or ACC. This investment management agreement with CMIA can be terminated by either party on sixty days’ written notice.

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

Risks Relating to ACC’s Business

ACC’s financial condition and results of operations may be adversely affected by market fluctuations and by economic, political and other factors.

ACC’s financial condition and results of operations may be materially affected by market fluctuations and by economic and other factors. Many such factors of a global or localized nature include: political, social, economic and market conditions; the availability and cost of capital; the level and volatility of equity prices, commodity prices and interest rates, currency values and other market indices; technological changes and events; U.S. and foreign government fiscal and tax policies; the availability and cost of credit; inflation; investor sentiment and confidence in the financial markets; terrorism events and armed conflicts; and natural disasters such as weather catastrophes and widespread health emergencies. These factors also may have an impact on ACC’s ability to achieve its strategic objectives.

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

Significant downturns and volatility in equity markets may have, and have in the past had, an adverse effect on the financial condition and results of operations of ACC. Market downturns and volatility may cause, and have caused, potential new purchasers of ACC’s products to refrain from purchasing or to purchase fewer ACC certificate products. Additionally, downturns and volatility in financial markets can have, and have had, an adverse effect on the performance of ACC’s investment portfolio.

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

Issuers of the fixed maturity securities owned by ACC may default on principal and interest payments. As of December 31, 2012, 9% of ACC’s invested assets had ratings below investment grade. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment-grade ratings, that could default on their debt obligations.

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

ACC invests a portion of its assets in privately placed fixed income securities and mortgage loans. Mortgage loans are relatively illiquid. ACC’s investment manager periodically reviews ACC’s private placement investments using adopted standards to categorize such investments as liquid or illiquid. As of December 31, 2012, mortgage loans and private placement fixed income securities that have been categorized as illiquid represented approximately 6% of the carrying value of ACC’s investment portfolio. If ACC requires significant amounts of cash on short notice in excess of its normal cash requirements, ACC may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than it would otherwise have been able to realize, or both, which could have an adverse effect on ACC’s financial condition and results of operations.

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

The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value that considers a wide range of factors about the security issuer and management uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.

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

ACC is dependent on the financial advisors of AFSI for all of the sales of its certificate products. A significant number of such financial advisors operate as independent contractors under a franchise agreement with AFSI. There can be no assurance that AFSI will be successful in its efforts to maintain its current network of financial advisors or to recruit and retain new advisors to its network. If AFSI is unable to attract and retain quality financial advisors, fewer advisors would be available to sell ACC’s certificate products and ACC’s financial condition and results of operations could be materially adversely affected.

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

The ability of ACC to market and sell its products is highly dependent upon external perceptions of ACC’s and its affiliates’ level of service, business practices and financial condition. Damage to the reputation of ACC or its affiliates could cause significant harm to the business and prospects of ACC and may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, any perceived or actual weaknesses in ACC’s financial strength or liquidity; unethical behavior and the misconduct of employees, AFSI’s advisors and counterparties. Negative perceptions or publicity regarding these matters could damage ACC’s or its affiliates’ reputation among existing and potential customers, investors, employees and affiliated advisors. Adverse developments with respect to the financial industry may also, by association, negatively impact ACC’s reputation or result in greater regulatory or legislative scrutiny or litigation against ACC.

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

ACC’s business operations, including investment management, transfer agent, custody and distribution services, are performed by affiliated service providers, or in some cases their subcontractors, pursuant to formal contracts. The failure of a service provider to fulfill its responsibilities could have an adverse effect on ACC’s financial condition and results of operations that could be material.

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

The business of ACC and its affiliates is reliant upon technology systems and networks, including systems and networks managed by third parties, to process, transmit and store information and to conduct business activities and transactions with clients, AFSI’s advisors, vendors and other third parties. Maintaining the integrity of the systems and networks of ACC and its affiliates is critical to the success of ACC’s business operations, including the retention of clients, and to the protection of ACC’s proprietary information and ACC’s clients’ personal information. To date, ACC has not experienced any material breaches of or interference with its systems and networks, however, we routinely encounter and address such threats, including an increasing frequency of phishing scams, introductions of malware and unauthorized payment requests , Any such breaches or interference by third parties or by ACC’s employees that could in the future occur may have a material adverse impact on ACC’s business, financial condition or results of operations.

ACC and its affiliates have implemented and maintain security measures designed to protect against breaches of security and other interference with systems and networks resulting from attacks by third parties, including hackers, and from employee error or malfeasance. ACC and its affiliates also require third party vendors, who in the provision of services to ACC and its affiliates are provided with or process information pertaining to ACC’s business or its clients, to meet certain information security standards. The increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-security threats. As these threats, and government and regulatory oversight of associated risks, continue to evolve, we may be required to expend additional resources to enhance or expand upon the security measures ACC currently maintains.

Despite the measures ACC has taken and may in the future take to address and mitigate these risks, ACC cannot assure that the systems and networks of ACC and its affiliates will not be subject to breaches or interference. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of ACC’s proprietary information or ACC’s clients’ personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of clients or other damage to our business. Even if ACC successfully protects its technology infrastructure and the confidentiality of sensitive data, ACC may incur significant expenses in connection with ACC’s responses to any such attacks as well as the adoption and maintenance of appropriate security measures. ACC could also suffer harm to its business and reputation if attempted security breaches are publicized. ACC cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in ACC’s systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks used in connection with ACC’s products and services.

Protection from system interruptions and operating errors is important to ACC’s business. If ACC experiences a sustained interruption to ACC’s telecommunications or data processing systems, or other failure in operational execution, it could harm ACC’s business.

Operating errors and or network interruptions could delay and disrupt ACC’s ability to develop, deliver or maintain products and services, causing harm to ACC’s business and reputation and resulting in loss of clients or revenue. Interruptions could be caused by operational failures arising from employee error or malfeasance, interference by third parties, including hackers, ACC’s implementation of new technology, as well as from maintenance of existing technology. ACC’s financial, accounting, data processing or other operating systems and facilities may fail to operate or report data properly, experience connectivity disruptions or otherwise become disabled as a result of events that are wholly or partially beyond ACC’s control, adversely affecting ACC’s ability to process transactions or provide products and services to clients. These interruptions can include fires, floods, earthquakes and other natural disasters, power losses, equipment failures, attacks by third parties, failures of internal or vendor software or systems and other events beyond ACC’s control. Further, ACC faces the risk of operational failure (including, without limitation, failure caused by an inaccuracy, untimeliness or other deficiency in data reporting), termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other financial intermediaries that ACC uses to facilitate or are component providers to ACC’s securities transactions and other product manufacturing and distribution activities. Any such failure, termination or constraint could adversely impact ACC’s ability to effect transactions, service clients, manage exposure to risk, or otherwise achieve desired outcomes.

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

ACC may in the normal course of business be a party to legal, regulatory or arbitration proceedings concerning matters arising in connection with the conduct of its business activities. The outcome of any such proceeding cannot be predicted with any certainty. ACC believes that it is not a party to, nor are any of its properties the subject of, any pending legal, regulatory or arbitration proceedings that are reasonably likely to have a material adverse effect on its financial condition or results of operations. However, it is possible that the outcome of any such proceedings could have a material impact on ACC’s financial position or results of operations.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

All of ACC’s outstanding common stock is owned by Ameriprise Financial. There is no established public trading market for ACC’s common stock. Frequency and amount of capital transactions with Ameriprise Financial during the past two years were (in millions):

	Dividends/Returns	Receipt of
	of Capital Paid to	Capital from
	Ameriprise Financial	AmeripriseFinancial

For the year ended December 31, 2012:
March 31, 2012	$11	$—
September 30, 2012	—	15
October 30, 2012	—	5
November 29, 2012	—	5
December 31, 2012	—	12
Total	$11	$37

	Dividends/Returns	Receipt of
	of Capital Paid to	Capital from
	Ameriprise Financial	Ameriprise Financial
For the year ended December 31, 2011:
March 31, 2011	$20	$—
June 30, 2011	17	—
September 30, 2011	10	—
December 31, 2011	10	—
Total	$57	$—

Restriction on ACC’s present or future ability to pay dividends to Ameriprise Financial:

Certain series of installment certificate products outstanding provide that cash dividends may be paid by ACC only in calendar years for which additional credits of at least one-half of 1% on such series of certificates have been authorized by ACC. This restriction has been satisfied for 2012 and 2011 by ACC’s declaration of additional credits.

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

Recent Accounting Pronouncements and Significant Accounting Policies

For information regarding recent accounting pronouncements and their expected impact on ACC’s future results of operations or financial condition and significant accounting policies, see Note 1 to ACC’s consolidated financial statements beginning on page F-10 of this Annual Report on Form 10-K.

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

Net income decreased $20.8 million, or 59%, to $14.4 million for the year ended December 31, 2012 compared to $35.3 million for the prior year primarily due to other-than-temporary impairments on non-agency residential mortgage backed securities and a decrease in investment income as a result of lower average yields partially offset by decreases in investment expenses and net provision for certificate reserves. Results for the year ended December 31, 2012 included a $2.2 million increase to income tax expense for an out-of-period correction related to ACC’s deferred tax balance. Results for the year ended December 31, 2011 included a $3.9 million pretax benefit for revisions to certain accretion calculations in ACC’s valuation of mortgage backed and asset backed securities. Management has determined that the effect of these adjustments is immaterial to all current and prior periods presented.

Investment income decreased $21.2 million, or 19%, to $91.2 million for the year ended December 31, 2012 compared to $112.4 million for the prior year primarily due to lower average yields on invested assets. Investment income for the year ended December 31, 2011 included a $3.9 million pretax benefit for revisions to certain accretion calculations in ACC’s valuation of mortgage backed and asset backed securities.

Investment expenses decreased $3.8 million, or 15%, to $21.8 million for the year ended December 31, 2012 compared to $25.6 million for the prior year. This decrease is primarily due to lower distribution fees on Ameriprise Stock Market Certificates and Ameriprise Market Strategy Certificates as a result of lower fee rates which were effective October 25, 2011. In addition, in 2012 a majority of net inflows were in the Cash Reserve Certificate product which has a lower fee rate than other certificates offered.

Net provision for certificate reserves decreased $2.4 million, or 8%, to $28.9 million for the year ended December 31, 2012 compared to $31.3 million for the prior year primarily due to lower additional credits and interest authorized by ACC.

Net realized loss on investments before income taxes was $14.4 million for the year ended December 31, 2012 compared to $1.8 million for the prior year. Included in net realized investment losses for the year ended December 31, 2012 were other-than-temporary impairments of $15.0 million, which related primarily to credit losses on non-agency residential mortgage backed securities. For 2011, net realized loss on investments included other-than-temporary impairments of $6.9 million, which related primarily to credit losses on non-agency residential mortgage backed securities, partially offset by net realized gains from sales, tenders and calls of Available-for-Sale securities of $4.3 million and a $1.1 million decrease in the syndicated loan reserve.

The effective tax rate was 44.7% for the year ended December 31, 2012 compared to 34.2% for the year ended December 31, 2011. The increase in the effective tax rate from the prior year primarily represents the impact of the $2.2 million increase to income tax expense for an out-of-period correction related to ACC’s deferred tax balance in the fourth quarter of 2012.

It is possible there will be corporate tax reform in the next few years. While impossible to predict, corporate tax reform is likely to include a reduction in the corporate tax rate coupled with reductions in tax preferred items. Any changes could have a material impact on ACC’s income tax expense and the deferred tax balances.

Fair Value Measurements

ACC reports certain assets and liabilities at fair value; specifically derivatives, embedded derivatives, and most investments and cash equivalents. Fair value assumes the exchange of assets or liabilities occurs in orderly transactions. Companies are not permitted to use market prices that are the result of a forced liquidation or distressed sale. ACC includes actual market prices or observable inputs in its fair value measurements to the extent available. Non-binding broker quotes are obtained when quotes from third party pricing services are not available. ACC validates prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors. See Note 9 to ACC’s Consolidated Financial Statements for additional information regarding ACC’s fair value measurements.

Non-Agency Residential Mortgage Backed Securities Backed by Subprime, Alt-A or Prime Collateral

Subprime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above subprime but may not conform to government-sponsored standards. Prime mortgage lending is the origination of residential mortgage loans to customers with good credit profiles. ACC has exposure to these types of loans predominantly through mortgage backed securities. The slowdown in the U.S. housing market, combined with relaxed underwriting standards by some originators, has led to higher delinquency and loss rates for some of these investments. Persistent market conditions have increased the likelihood of other-than-temporary impairments for certain non-agency residential mortgage backed securities. As a part of ACC’s risk management process, an internal rating system is used in conjunction with market data as the basis for analysis to assess the likelihood that ACC will not receive all contractual principal and interest payments for these investments. For the investments that are more at risk for impairment, ACC performs its own assessment of projected cash flows incorporating assumptions about default rates, prepayment speeds and loss severity to determine if an other-than-temporary impairment should be recognized.

The following table presents as of December 31, 2012, ACC’s non-agency residential mortgage backed securities backed by subprime, Alt-A or prime mortgage loans by credit rating and vintage year (in thousands):

	AAA		AA		A		BBB		BB & Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Subprime
2003 & prior	$—	$—	$1,613	$1,648	$5,871	$5,923	$—	$—	$—	$—	$7,484	$7,571
2004	1,307	1,306	4,700	4,734	4,116	4,224	—	—	5,356	5,025	15,479	15,289
2005	1,248	1,262	5,456	5,725	6,127	6,081	—	—	5,226	5,094	18,057	18,162
2006	—	—	—	—	827	834	—	—	—	—	827	834
2007	—	—	—	—	676	680	—	—	—	—	676	680
Re-Remic(1)	—	—	—	—	2,329	2,243	576	577	—	—	2,905	2,820
Total Subprime	$2,555	$2,568	$11,769	$12,107	$19,946	$19,985	$576	$577	$10,582	$10,119	$45,428	$45,356

Alt-A
2003 & prior	$—	$—	$—	$—	$988	$1,016	$1,658	$1,676	$—	$—	$2,646	$2,692
2004	—	—	—	—	1,292	1,308	2,594	2,484	22,014	17,461	25,900	21,253
2005	—	—	1,185	1,191	—	—	—	—	65,681	54,959	66,866	56,150
2006	—	—	—	—	—	—	—	—	16,959	15,004	16,959	15,004
2007	—	—	—	—	—	—	—	—	30,097	19,762	30,097	19,762
2010	22,641	22,781	—	—	—	—	—	—	—	—	22,641	22,781
Re-Remic(1)	56,871	56,563	—	—	67,411	67,503	12,304	12,333	—	—	136,586	136,399
Total Alt-A	$79,512	$79,344	$1,185	$1,191	$69,691	$69,827	$16,556	$16,493	$134,751	$107,186	$301,695	$274,041

Prime
2003 & prior	$—	$—	$4,446	$4,722	$43,228	$43,010	$3,248	$3,240	$4,286	$4,360	$55,208	$55,332
2004	—	—	1,203	1,220	9,189	9,097	14,636	14,727	55,513	45,353	80,541	70,397
2005	—	—	—	—	—	—	2,335	2,303	80,952	78,093	83,287	80,396
2006	—	—	—	—	—	—	—	—	2,486	2,213	2,486	2,213
2007	—	—	—	—	—	—	—	—	14,803	14,823	14,803	14,823
Re-Remic(1)	167,128	168,182	24,370	24,922	328,669	331,767	—	—	—	—	520,167	524,871
Total Prime	$167,128	$168,182	$30,019	$30,864	$381,086	$383,874	$20,219	$20,270	$158,040	$144,842	$756,492	$748,032

Grand Total	$249,195	$250,094	$42,973	$44,162	$470,723	$473,686	$37,351	$37,340	$303,373	$262,147	$1,103,615	$1,067,429

(1)         Re-Remics of mortgage backed securities are prior vintages with cash flows structured into senior and subordinated bonds. Credit enhancement has been increased through the Re-Remic process on the securities ACC owns.

European Exposure

ACC has no European sovereign debt holdings as of December 31, 2012. The following table presents, as of December 31, 2012, ACC’s exposure to European corporate debt by country:

	Amortized	Fair	% of Invested
	Cost	Value	Assets (1)
	(in thousands, except percentages)
Greece	$—	$—	—
Italy	—	—	—
Ireland	—	—	—
Portugal	—	—	—
Spain	4,497	4,623	0.1%
Subtotal	4,497	4,623	0.1%
Other European exposure	117,524	120,377	3.3%
Total	$122,021	$125,000	3.4%

(1) Invested assets include cash equivalents and investments.

The corporate debt holding in Spain is in telecommunications. The corporate debt holdings in other European countries are multinational companies concentrated in utilities and non-cyclical industrials. ACC has no exposure to deeply subordinated instruments. ACC does not hedge its European exposure and ACC has no unfunded commitments related to its European debt holdings as of December 31, 2012.

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

The following table presents ACC’s estimate of the pretax impact of these hypothetical market movements as of December 31, 2012:

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in thousands)
Certificates	$(502)	N/A	$(502)

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in thousands)
Certificates	$4,382	$(4,392)	$(10)

N/A  Not Applicable.

At December 31, 2012, aggregating ACC’s exposure from all sources of interest rate risk, ACC estimates a negative impact of $0.5 million on pretax income for the 12 month period if, hypothetically, interest rates had increased by 100 basis points and remained at that level for 12 months. This compares with an estimate of a negative impact of $5.3 million on pretax income for the 12 month period following a hypothetical 100 basis point increase in interest rates at December 31, 2011. The reduction in sensitivity is driven primarily by improved modeling.

At December 31, 2012, aggregating ACC’s exposure from all sources of equity price risk, net of hedging, ACC estimates a negative impact of $10 thousand on pretax income for the 12 month period if, hypothetically, equity markets had declined by 10% and remained at that level for 12 months. This compares with an estimate of a negative impact of $6 thousand on pretax income for the 12 month period following a hypothetical 10% drop in equity markets at December 31, 2011.

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

ACC has interest rate risk from its Flexible Savings and other fixed rate certificates. These products are investment certificates generally ranging in amounts from $1,000 to $2 million with interest crediting rate terms ranging from three to thirty-six months. ACC guarantees an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed rate securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although ACC monitors its investment strategy and makes modifications based on changing liabilities and the expected interest rate environment. ACC had $2.8 billion in reserves included in certificate reserves on the Consolidated Balance Sheet at December 31, 2012 to cover the liabilities associated with these products.

ACC has equity price risk from its stock market certificates. Stock market certificates are purchased for amounts generally from $1,000 to $2 million for terms of 52 weeks which can be extended to a maximum of 20 years. For each term the certificate holder can choose to participate 100% in any percentage increase in the S&P 500 Index up to a maximum return or choose partial participation in any increase in the S&P 500 Index plus a fixed rate of interest guaranteed in advance. If partial participation is selected, the total of equity-linked return and guaranteed rate of interest cannot exceed the maximum return. ACC had $674.1 million in reserves included in certificate reserves on the Consolidated Balance Sheet at December 31, 2012 to cover the liabilities associated with these products.

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

ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2012.

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

Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.

Item 14.  Principal Accountant Fees and Services

The Board of Directors of ACC, at the recommendation of its Audit Committee, has appointed PricewaterhouseCoopers LLP (“PwC”) as independent registered public accountants to audit the consolidated financial statements of ACC for the years ended December 31, 2012 and 2011. The Board of Directors of ACC had previously appointed Ernst & Young LLP (“Ernst & Young”) as independent registered public accountants to audit the consolidated financial statements of ACC for the year ended December 31, 2010.

Audit Fees

The aggregate fees billed or to be billed by PwC for each of the last two years for professional services rendered for the audit of ACC’s annual consolidated financial statements and services that were provided in connection with statutory and regulatory filings were $120,000 for both 2012 and 2011.

Audit-Related Fees

ACC was not billed by PwC for any fees for audit-related services for 2012 or 2011.

Tax Fees

ACC was not billed by PwC for any tax fees for 2012 or 2011.

All Other Fees

ACC was not billed by PwC for any other fees for 2012 or 2011.

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

In 2012 and 2011, 100% of the services provided by PwC for ACC were pre-approved by the Audit Committee of Ameriprise Financial.

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

REGISTRANT	AMERIPRISE CERTIFICATE COMPANY

BY	/s/ Abu M. Arif
NAME AND TITLE	Abu M. Arif, Director, President and Chief Executive Officer
(Principal Executive Officer)
DATE	February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

BY	/s/ Abu M. Arif
NAME AND TITLE	Abu M. Arif, Director, President and Chief Executive Officer
(Principal Executive Officer)
DATE	February 27, 2013

BY	/s/ Ross P. Palacios
NAME AND TITLE	Ross P. Palacios, Vice President and Chief Financial Officer
(Principal Financial Officer)
DATE	February 27, 2013

BY	/s/ David K. Stewart
NAME AND TITLE	David K. Stewart, Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)
DATE	February 27, 2013

BY	/s/ Jean B. Keffeler*
NAME AND TITLE	Jean B. Keffeler, Director
DATE	February 27, 2013

BY	/s/ Karen M. Bohn*
NAME AND TITLE	Karen M. Bohn, Director
DATE	February 27, 2013

BY	/s/ Lorna P. Gleason*
NAME AND TITLE	Lorna P. Gleason, Director
DATE	February 27, 2013

BY	/s/ Robert McReavy*
NAME AND TITLE	Robert McReavy, Director
DATE	February 27, 2013

*By	/s/ Abu M. Arif
Name:	Abu M. Arif

Executed by Abu M. Arif on behalf of Jean B. Keffeler, Karen M. Bohn, Lorna P. Gleason and Robert McReavy pursuant to a Power of Attorney, dated February 27, 2013, filed electronically herewith as Exhibit 24(a) to Registrant’s Form 10-K.

All other Schedules required by Article 6 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Ameriprise Certificate Company:

We have audited the accompanying consolidated balance sheets of Ameriprise Certificate Company (a wholly owned subsidiary of Ameriprise Financial, Inc.) (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, shareholder’s equity, and cash flows for the years ended December 31, 2012 and 2011. Our audits also included the consolidated financial statement schedules for 2012 and 2011 listed in the index appearing under Item 15(a)(1). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameriprise Certificate Company at December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for 2012 and 2011 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder of Ameriprise Certificate Company

We have audited the accompanying consolidated statements of operations, comprehensive income, shareholder’s equity, and cash flows of Ameriprise Certificate Company (a wholly owned subsidiary of Ameriprise Financial, Inc.) (the Company) for the year ended December 31, 2010. Our audit also included the consolidated financial statement schedules for the year ended December 31, 2010 listed in the Index at Item 15(a). These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Ameriprise Certificate Company’s operations and its cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedules for the year ended December 31, 2010, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 23, 2011

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Investment Income
Interest income from unaffiliated investments:
Available-for-Sale securities	$82,246	$101,520	$137,914
Syndicated loans and commercial mortgage loans	7,796	9,323	13,045
Certificate loans	119	159	235
Dividends	58	151	975
Other	977	1,203	1,800
Total investment income	91,196	112,356	153,969
Investment Expenses
Ameriprise Financial and affiliated company fees:
Distribution	9,614	12,240	14,675
Investment advisory and services	6,917	7,082	8,607
Transfer agent	3,773	4,233	5,051
Depository	44	70	106
Other	1,492	2,011	1,655
Total investment expenses	21,840	25,636	30,094

Net investment income before provision for certificate reserves and income tax expense	69,356	86,720	123,875

Provision for Certificate Reserves
According to the terms of the certificates:
Provision for certificate reserves	1,083	1,254	1,725
Interest on additional credits	59	73	102
Interest on advance payments	—	1	3
Additional credits/interest authorized by ACC	28,427	30,844	51,319
Total provision for certificate reserves before reserve recoveries	29,569	32,172	53,149
Reserve recoveries from terminations prior to maturity	(652)	(837)	(971)
Net provision for certificate reserves	28,917	31,335	52,178

Net investment income before income tax expense	40,439	55,385	71,697
Income tax expense	16,669	18,965	25,915
Net investment income	23,770	36,420	45,782

Net realized gain (loss) on investments
Securities of unaffiliated issuers before income tax expense (benefit)	(14,409)	(1,797)	7,115
Income tax expense (benefit)	(5,043)	(629)	2,490
Net realized gain (loss) on investments	(9,366)	(1,168)	4,625

Net income	$14,404	$35,252	$50,407
Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(14,165)	$(24,921)	$(11,364)
Portion of loss recognized in other comprehensive income (before taxes)	(847)	17,989	8,739
Net impairment losses recognized in net realized gain (loss) on investments	$(15,012)	$(6,932)	$(2,625)

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Net income	$14,404	$35,252	$50,407
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	43,096	(27,785)	29,099
Reclassification of net securities (gains) losses included in net income	9,368	1,711	(2,210)
Total other comprehensive income (loss), net of tax	52,464	(26,074)	26,889
Total comprehensive income	$66,868	$9,178	$77,296

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(in thousands, except share data)
ASSETS
Qualified Assets
Investments in unaffiliated issuers:
Cash and cash equivalents	$89,232	$74,498
Available-for-Sale securities:
Fixed maturities, at fair value (amortized cost: 2012, $3,418,374; 2011, $2,644,239)	3,424,910	2,568,896
Common stocks, at fair value (cost: 2012, $2,204; 2011, $1,327)	4,094	2,355
Commercial mortgage loans and syndicated loans, at cost (less allowance for loan losses: 2012, $5,660; 2011, $6,739; fair value: 2012, $156,730; 2011, $174,545)	150,813	169,828
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	1,886	2,498
Real estate owned, at fair value less cost to sell	1,927	1,749
Total investments	3,672,862	2,819,824

Receivables:
Dividends and interest	16,709	13,807
Investment securities sold	3,696	12,806
Other receivables	10	37
Total receivables	20,415	26,650

Equity derivatives, purchased	37,003	34,393
Total qualified assets	3,730,280	2,880,867

Other Assets
Deferred taxes, net	22,070	59,218
Current taxes receivable from parent	1,383	—
Total other assets	23,453	59,218
Total assets	$3,753,733	$2,940,085

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2012	2011
	(in thousands, except share data)
LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities
Certificate reserves
Installment certificates:
Reserves to mature	$28,187	$32,589
Additional credits and accrued interest	241	299
Fully paid certificates:
Reserves to mature	3,476,054	2,738,491
Additional credits and accrued interest	7,419	5,207
Due to unlocated certificate holders	94	139
Total certificate reserves	3,511,995	2,776,725

Accounts payable and accrued liabilities:
Due to related party	201	142
Current taxes payable to parent	—	12,237
Payable for investment securities purchased	1,084	11
Total accounts payable and accrued liabilities	1,285	12,390

Equity derivatives, written	29,532	28,979
Other liabilities	3,381	7,319
Total liabilities	3,546,193	2,825,413

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	191,517	160,250
Retained earnings:
Appropriated for additional interest on advance payments	15	15
Unappropriated	9,137	—
Accumulated other comprehensive income (loss), net of tax	5,371	(47,093)
Total shareholder’s equity	207,540	114,672

Total liabilities and shareholder’s equity	$3,753,733	$2,940,085

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

				Retained Earnings
				(Accumulated Deficit)
				Appropriated
				for		Accumulated
				Additional		Other
	Number of		Additional	Interest on		Comprehensive
	Outstanding	Common	Paid-In	Advance		Income (Loss),
	Shares	Shares	Capital	Payments	Unappropriated	Net of Tax	Total
	(in thousands, except share data)
Balance at January 1, 2010	150,000	$1,500	$297,964	$15	$(6,373)	$(47,908)	$245,198
Comprehensive income:
Net income	—	—	—	—	50,407	—	50,407
Other comprehensive income, net of tax	—	—	—	—	—	26,889	26,889
Total comprehensive income							77,296
Dividend/return of capital to parent	—	—	(115,966)	—	(44,034)	—	(160,000)
Balance at December 31, 2010	150,000	1,500	181,998	15	—	(21,019)	162,494
Comprehensive income:
Net income	—	—	—	—	35,252	—	35,252
Other comprehensive loss, net of tax	—	—	—	—	—	(26,074)	(26,074)
Total comprehensive income							9,178
Dividend/return of capital to parent	—	—	(21,748)	—	(35,252)	—	(57,000)
Balance at December 31, 2011	150,000	1,500	160,250	15	—	(47,093)	114,672
Comprehensive income:
Net income	—	—	—	—	14,404	—	14,404
Other comprehensive income, net of tax	—	—	—	—	—	52,464	52,464
Total comprehensive income							66,868
Dividend/return of capital to parent	—	—	(5,733)	—	(5,267)	—	(11,000)
Receipt of capital from parent	—	—	37,000	—	—	—	37,000
Balance at December 31, 2012	150,000	$1,500	$191,517	$15	$9,137	$5,371	$207,540

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Cash Flows from Operating Activities
Net income	$14,404	$35,252	$50,407
Adjustments to reconcile net income to net cash provided by operating activities:
Interest added to certificate loans	(83)	(104)	(153)
Amortization of premiums, accretion of discounts, net	11,099	1,718	(1,337)
Deferred income taxes	6,872	1,350	11,494
Net realized (gain) loss on Available-for-Sale securities	14,412	2,633	(3,400)
Other net realized (gain) loss	(3)	15	549
Provision for loan loss	—	(851)	(4,264)
Changes in operating assets and liabilities:
Dividends and interest receivable	(2,973)	4,928	9,138
Certificate reserves, net	1,988	(8,977)	(13,227)
Due to/from parent for income taxes, net	(13,620)	4,570	(10,388)
Derivatives, net	(3,405)	8,399	11,583
Derivatives collateral, net	1,392	(3,574)	(10,962)
Other, net	(4,348)	(6,497)	(3,027)
Net cash provided by operating activities	25,735	38,862	36,413

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	29,828	87,777	81,338
Maturities, redemptions and calls	763,122	1,121,381	1,735,941
Purchases	(1,579,861)	(959,058)	(997,670)
Syndicated loans and commercial mortgage loans:
Sales	1,047	139	37,711
Maturities, redemptions and calls	42,256	65,069	74,268
Purchases and fundings	(26,868)	(30,868)	—
Certificate loans:
Payments	380	382	668
Fundings	(187)	(249)	(446)
Net cash provided by (used in) investing activities	(770,283)	284,573	931,810

Cash Flows from Financing Activities
Payments from certificate owners	1,660,382	729,213	847,363
Certificate maturities and cash surrenders	(927,100)	(1,103,342)	(1,782,577)
Capital contribution from parent	37,000	—	—
Dividend/return of capital to parent	(11,000)	(57,000)	(160,000)
Net cash provided by (used in) financing activities	759,282	(431,129)	(1,095,214)
Net increase (decrease) in cash and cash equivalents	14,734	(107,694)	(126,991)
Cash and cash equivalents at beginning of period	74,498	182,192	309,183
Cash and cash equivalents at end of period	$89,232	$74,498	$182,192

Supplemental disclosures including non-cash transactions:
Cash paid for income taxes	$17,005	$12,844	$26,992
Cash paid for interest	32,572	40,284	73,064
Certificate maturities and surrenders through loan reductions	502	772	1,768

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

As of December 31, 2012, ACC offered five different certificate products to the public. ACC is impacted by significant changes in interest rates as interest crediting rates on certificate products generally reset at shorter intervals than the change in the yield on ACC’s investment portfolio. The specified maturities of most of ACC’s certificate products range from ten to twenty years. Within that maturity period, most certificates have interest crediting rate terms ranging from three to thirty-six months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at term’s end. In addition, two types of certificate products have interest tied, in whole or in part, to a broad-based stock market index. All of the certificates are available as qualified investments for Individual Retirement Accounts, 401(k) plans and other qualified retirement plans.

In the fourth quarter of 2012, ACC completed a review of its deferred tax balances. This review resulted in adjustments to ACC’s deferred tax balances. The net impact of the review resulted in an increase to income tax expense of $2.2 million. In the year ended December 31, 2011, ACC made an adjustment for additional bond discount accretion investment income related to prior periods resulting from revisions to the accounting classification of certain structured securities, which resulted in a $3.9 million pretax benefit. Management has determined that the effect of these corrections is not material to all current and previously issued financial statements.

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

Dividend Income

ACC recognizes dividend income on an accrual basis similar to that used for recognizing interest income on debt securities.

Cash and Cash Equivalents

ACC has defined cash equivalents as highly liquid investments with original maturities of 90 days or less.

Available-for-Sale Securities

Available-for-Sale securities are carried at fair value with unrealized gains (losses) recorded in accumulated other comprehensive income (loss), net of income taxes. Gains and losses are recognized in the Consolidated Statements of Operations upon disposition of the securities.

When the fair value of an investment is less than its amortized cost, ACC assesses whether or not (i) it has the intent to sell the security (made a decision to sell) or (ii) it is more likely than not that ACC will be required to sell the security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment is considered to have occurred and ACC must recognize an other-than-temporary impairment for the difference between the investment’s amortized cost basis and its fair value through earnings. For securities that do not meet the above criteria, and ACC does not expect to recover a security’s amortized cost basis, the security is also considered other-than-temporarily impaired. For these securities,

ACC separates the total impairment into the credit loss component and the amount of the loss related to other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss), net of income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income, if through subsequent evaluation there is a sustained increase in the cash flow expected. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in other comprehensive income (loss).

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

For structured investments (e.g., residential mortgage backed securities, commercial mortgage backed securities, and asset backed securities), ACC also considers factors such as overall deal structure and its position within the structure, quality of underlying collateral, delinquencies and defaults, loss severities, recoveries, prepayments and cumulative loss projections in assessing potential other-than-temporary impairments of these investments. Based upon these factors, securities that have indicators of potential other-than-temporary impairment are subject to detailed review by management. Securities for which declines are considered temporary continue to be carefully monitored by management.

Commercial Mortgage, Syndicated and Certificate Loans

Commercial Mortgage Loans and Syndicated Loans

Commercial mortgage loans and syndicated loans are reflected within investments in unaffiliated issuers at amortized cost less the allowance for loan losses. Syndicated loans represent ACC’s investment in below investment grade loan syndications.

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

Commercial mortgage loans are evaluated for impairment when the loan is considered for nonaccrual status, restructured or foreclosure proceedings are initiated on the property. If it is determined that the fair value is less than the current loan balance, it is written down to fair value less selling costs. Foreclosed property is recorded as real estate owned. Syndicated loans are placed on nonaccrual status when management determines it will not collect all contractual principal and interest on the loan.

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

Impaired Loans

ACC considers a loan to be impaired when, based on current information and events, it is probable ACC will not be able to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans may also include loans that have been modified in troubled debt restructurings as a concession to borrowers experiencing financial difficulties. Management evaluates for impairment all restructured loans and loans with higher impairment risk factors. Factors used by ACC to determine whether all amounts due on commercial mortgage loans will be collected, include but are not limited to, the financial condition of the borrower, performance of the underlying properties, collateral and/or guarantees on the loan, and the borrower’s estimated future ability to pay based on property type and geographic location.  The impairment recognized is measured as the excess of the loan’s recorded investment over: (i) the present value of its expected principal and interest payments discounted at the loan’s effective interest rate, (ii) the fair value of collateral or (iii) the loan’s observable market price.

Restructured Loans

A loan is classified as a restructured loan when ACC makes certain concessionary modifications to contractual terms for borrowers experiencing financial difficulties. When the interest rate, minimum payments, and/or due dates have been modified in an attempt to make the loan more affordable to a borrower experiencing financial difficulties, the modification is considered a troubled debt restructuring. Generally, performance prior to the restructuring or significant events that coincide with the restructuring are considered in assessing whether the borrower can meet the new terms which may result in the loan being returned to accrual status at the time of the restructuring or after a performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status.

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

ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of December 31, 2012.

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

Future Adoption of New Accounting Standards

Comprehensive Income

In February 2013, the FASB updated the accounting standard related to comprehensive income. The update requires entities to provide information about significant amounts reclassified out of accumulated other comprehensive income. The standard is effective for interim and annual periods beginning after December 15, 2012 and is required to be applied prospectively. The adoption of the standard will not impact the Company’s consolidated results of operations and financial condition.

Balance Sheet

In December 2011, the FASB updated the accounting standards to require new disclosures about offsetting assets and liabilities. The standard requires an entity to disclose both gross and net information about certain financial instruments and transactions subject to master netting arrangements (or similar arrangements) or eligible for offset in the statement of financial position. The standard is effective for interim and annual periods beginning on or after January 1, 2013 on a retrospective basis. The adoption of the standard is not expected to impact ACC’s consolidated results of operations and financial condition.

2.  Deposit of Assets and Maintenance of Qualified Assets

Under the provisions of its certificates and the 1940 Act, ACC was required to have Qualified Assets (as defined in Section 28(b) of the 1940 Act) in the amount of $3.5 billion and $2.8 billion at December 31, 2012 and 2011, respectively. ACC reported Qualified Assets of $3.7 billion and $3.0 billion at December 31, 2012 and 2011, respectively. Qualified Assets excluded net unrealized pretax gains on Available-for-Sale securities of $6.5 million at December 31, 2012 and net unrealized pretax losses on Available-for-Sale securities of $75.3 million at December 31, 2011. Additionally, Qualified Assets excluded unsettled investment purchases of $1.1 million and nil at December 31, 2012 and 2011, respectively.

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

Pursuant to provisions of the certificates, the 1940 Act, the Central Depository Agreement and requirements of various states, Qualified Assets (accounted for on a trade date basis) of ACC were deposited as follows:

	December 31, 2012
	Deposits	Required Deposits	Excess
	(in thousands)
Deposits to meet certificate liability requirements:
Pennsylvania (at market value)	$207	$100	$107
Texas, Illinois, New Jersey (at par value)	215	205	10
Central Depository	3,653,999	3,513,994	140,005
Total	$3,654,421	$3,514,299	$140,122

	December 31, 2011
	Deposits	Required Deposits	Excess
	(in thousands)
Deposits to meet certificate liability requirements:
Pennsylvania (at market value)	$207	$100	$107
Texas, Illinois, New Jersey (at par value)	215	205	10
Central Depository	2,890,490	2,775,344	115,146
Total	$2,890,912	$2,775,649	$115,263

The assets on deposit with the Central Depository at December 31, 2012 and 2011 consisted of securities and other loans having a deposit value of $3.5 billion and $2.7 billion, respectively, mortgage loans on real estate of $121.2 million and $116.1 million, respectively, and other investments of $81.1 million and $74.5 million, respectively. There were no material unsettled purchases of investments related to these assets on deposit at December 31, 2012 or 2011.

Ameriprise Trust Company, the custodian for ACC, is the Central Depository. See Note 7 for information on related party transactions.

3.  Investments

Available-for-Sale securities distributed by type were as follows:

	December 31, 2012
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$1,661,052	$24,077	$(49,671)	$1,635,458	$(33,283)
Corporate debt securities	957,964	14,628	(2,188)	970,404	3
Commercial mortgage backed securities	402,877	12,013	(180)	414,710	—
Asset backed securities	396,101	8,141	(355)	403,887	—
U.S. government and agencies obligations	380	71	—	451	—
Common stocks	2,204	1,902	(12)	4,094	721
Total	$3,420,578	$60,832	$(52,406)	$3,429,004	$(32,559)

	December 31, 2011
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$1,434,542	$18,793	$(117,672)	$1,335,663	$(53,066)
Corporate debt securities	515,491	8,442	(1,168)	522,765	—
Commercial mortgage backed securities	442,905	6,795	(249)	449,451	—
Asset backed securities	248,916	10,092	(487)	258,521	—
U.S. government and agencies obligations	2,385	111	—	2,496	—
Common stocks	1,327	1,028	—	2,355	94
Total	$2,645,566	$45,261	$(119,576)	$2,571,251	$(52,972)

(1)   Represents the amount of OTTI losses in accumulated other comprehensive loss. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

At December 31, 2012 and 2011, fixed maturity securities comprised approximately 93% and 91%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. At December 31, 2012 and 2011, approximately $110.9 million and $14.8 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”) using criteria similar to those used by NRSROs. A summary of fixed maturity securities by rating was as follows:

	December 31, 2012			December 31, 2011
	Amortized		Percent of Total	Amortized		Percent of Total
Ratings	Cost	Fair Value	Fair Value	Cost	Fair Value	Fair Value
	(in thousands, except percentages)
AAA	$1,482,332	$1,507,947	44%	$1,359,063	$1,381,636	54%
AA	92,712	95,778	3	173,210	172,781	7
A	759,808	767,931	22	310,711	307,875	12
BBB	750,410	761,850	22	491,096	491,575	19
Below investment grade	333,112	291,404	9	310,159	215,029	8
Total fixed maturities	$3,418,374	$3,424,910	100%	$2,644,239	$2,568,896	100%

At December 31, 2012 and 2011, approximately 42% and 33%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2012
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	16	$300,375	$(641)	81	$364,204	$(49,030)	97	$664,579	$(49,671)
Corporate debt securities	31	310,622	(2,188)	—	—	—	31	310,622	(2,188)
Commercial mortgage backed securities	5	35,073	(180)	—	—	—	5	35,073	(180)
Asset backed securities	8	98,536	(355)	—	—	—	8	98,536	(355)
Common stocks	2	99	(12)	—	—	—	2	99	(12)
Total	62	$744,705	$(3,376)	81	$364,204	$(49,030)	143	$1,108,909	$(52,406)

	December 31, 2011
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	53	$507,624	$(16,536)	82	$268,481	$(101,136)	135	$776,105	$(117,672)
Corporate debt securities	17	89,457	(1,010)	2	1,876	(158)	19	91,333	(1,168)
Commercial mortgage backed securities	6	36,710	(220)	4	16,346	(29)	10	53,056	(249)
Asset backed securities	10	59,514	(484)	1	1,851	(3)	11	61,365	(487)
Total	86	$693,305	$(18,250)	89	$288,554	$(101,326)	175	$981,859	$(119,576)

As part of ACC’s ongoing monitoring process, management determined that a majority of the gross unrealized losses on its Available-for-Sale securities are attributable to movement in credit spreads primarily related to non-agency residential mortgage backed securities purchased prior to 2008.

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Beginning balance	$64,545	$59,855	$57,446
Credit losses for which an other-than-temporary impairment was not previously recognized	1,499	2,461	578
Reductions for securities sold during the period (realized)	—	(2,041)	—
Credit losses for which an other-than-temporary impairment was previously recognized	13,513	4,270	1,831
Ending balance	$79,557	$64,545	$59,855

The change in net unrealized securities gains (losses) in other comprehensive income (loss) includes two components, net of tax: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period and (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities and due to the reclassification of noncredit other-than-temporary impairment losses to credit losses.

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive gain (loss):

	Net Unrealized Investment Gains (Losses)	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance at January 1, 2010	$(73,860)	$25,952	$(47,908)
Net unrealized securities gains arising during the period (2)	44,221	(15,122)	29,099
Reclassification of gains included in net income	(3,400)	1,190	(2,210)
Balance at December 31, 2010	(33,039)	12,020	(21,019	)(1)
Net unrealized securities losses arising during the period (2)	(43,909)	16,124	(27,785)
Reclassification of losses included in net income	2,633	(922)	1,711
Balance at December 31, 2011	(74,315)	27,222	(47,093	)(1)
Net unrealized securities gains arising during the period (2)	68,329	(25,233)	43,096
Reclassification of losses included in net income	14,412	(5,044)	9,368
Balance at December 31, 2012	$8,426	$(3,055)	$5,371	(1)

(1)             Includes $21.1 million, $34.4 million and $25.5 million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at December 31, 2012, 2011 and 2010, respectively.

(2)             Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Gross realized gains	$792	$4,324	$6,393
Gross realized losses	(192)	(25)	(368)
Other-than-temporary impairments	(15,012)	(6,932)	(2,625)
Total	$(14,412)	$(2,633)	$3,400

Other-than-temporary impairments for the years ended December 31, 2012, 2011 and 2010 primarily related to credit losses on non-agency residential mortgage backed securities.

Available-for-Sale securities by contractual maturity at December 31, 2012 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$30,327	$30,723
Due after one year through five years	912,138	924,424
Due after five years through 10 years	15,665	15,432
Due after 10 years	214	276
	958,344	970,855
Residential mortgage backed securities	1,661,052	1,635,458
Commercial mortgage backed securities	402,877	414,710
Asset backed securities	396,101	403,887
Common stocks	2,204	4,094
Total	$3,420,578	$3,429,004

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

The following tables present a rollforward of the allowance for loan losses for the years ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	December 31, 2012
	Commercial Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Beginning balance	$2,576	$4,163	$6,739
Charge-offs	—	(1,079)	(1,079)
Ending balance	$2,576	$3,084	$5,660

Individually evaluated for impairment	$1,000	$—	$1,000
Collectively evaluated for impairment	1,576	3,084	4,660

	December 31, 2011
	Commercial Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Beginning balance	$2,576	$5,281	$7,857
Charge-offs	—	(267)	(267)
Provisions	—	(851)	(851)
Ending balance	$2,576	$4,163	$6,739

Individually evaluated for impairment	$1,000	$669	$1,669
Collectively evaluated for impairment	1,576	3,494	5,070

	December 31, 2010
	Commercial Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Beginning balance	$1,497	$14,105	$15,602
Charge-offs	(500)	(2,981)	(3,481)
Provisions	1,579	(5,843)	(4,264)
Ending balance	$2,576	$5,281	$7,857

Individually evaluated for impairment	$—	$669	$669
Collectively evaluated for impairment	2,576	4,612	7,188

The recorded investment in financing receivables by impairment method and type of loan was as follows:

	December 31, 2012
	Commercial Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Individually evaluated for impairment	$3,892	$1,474	$5,366
Collectively evaluated for impairment	119,933	31,174	151,107
Total	$123,825	$32,648	$156,473

	December 31, 2011
	Commercial Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Individually evaluated for impairment	$4,125	$3,308	$7,433
Collectively evaluated for impairment	114,532	54,602	169,134
Total	$118,657	$57,910	$176,567

As of December 31, 2012 and 2011, ACC’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $3.6 million and $2.2 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to ACC’s total loan balance. During the years ended December 31, 2012 and 2011, ACC sold $2.7 million and $134 thousand, respectively, of syndicated loans. There were no significant purchases of financing receivables during the years ended December 31, 2012 and 2011.

ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.

Credit Quality Information

Nonperforming loans, which are generally loans 90 days or more past due, were $3.2 million and $3.6 million as of December 31, 2012 and 2011, respectively. All other loans were considered to be performing.

Commercial Mortgage Loans

ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 3.1% and 3.5% of total commercial mortgage loans at December 31, 2012 and 2011, respectively. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, ACC reviews the concentrations of credit risk by region and property type.

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31,		December 31,
	2012	2011	2012	2011
	(in thousands)
East North Central	$5,089	$5,171	4%	4%
Middle Atlantic	8,893	5,816	7	5
Mountain	10,026	9,095	8	8
New England	10,763	11,060	9	9
Pacific	32,183	28,171	26	24
South Atlantic	35,862	29,773	29	25
West North Central	15,079	19,632	12	17
West South Central	5,930	9,939	5	8
	123,825	118,657	100%	100%
Less: allowance for loan losses	2,576	2,576
Total	$121,249	$116,081

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31,		December 31,
	2012	2011	2012	2011
	(in thousands)
Apartments	$35,042	$33,781	28%	28%
Industrial	24,782	24,449	20	21
Office	13,172	17,039	11	14
Retail	35,194	20,402	28	17
Other	15,635	22,986	13	20
	123,825	118,657	100%	100%
Less: allowance for loan losses	2,576	2,576
Total	$121,249	$116,081

Syndicated Loans

ACC’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at December 31, 2012 and 2011 were $1.5 million and $1.8 million, respectively, which represent 5% and 3% of total syndicated loans at December 31, 2012 and 2011, respectively.

Troubled Debt Restructurings

The following table presents the number of loans restructured by ACC during the period and their recorded investment at the end of the period:

	Years Ended December 31,
	2012		2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(in thousands, except number of loans)
Syndicated loans	3	$1,052	2	$239

The troubled debt restructurings did not have a material impact to ACC’s allowance for loan losses or income recognized for the years ended December 31, 2012 and 2011. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

5.  Certificate Reserves

Reserves maintained on outstanding certificates have been computed in accordance with the provisions of the certificates and Section 28 of the 1940 Act. The average rates of accumulation on certificate reserves at December 31, 2012 were as follows:

	Reserve Balance	Average Gross Accumulation Rates	Average Additional Credit Rates
	(in thousands, except percentages)
Installment certificates:
Reserves to mature:
With guaranteed rates	$21	4.00%	0.50%
Without guaranteed rates (1)	28,166	0.35%	0.35%
Additional credits and accrued interest:
With guaranteed rates	3	3.37%	—
Without guaranteed rates (1)	238	N/A	N/A
Fully paid certificates:
Reserves to mature:
With guaranteed rates	26,678	3.26%	0.01%
Without guaranteed rates (1)	2,830,025	0.89%	0.89%
Equity indexed (2)	619,351	N/A	N/A
Additional credits and accrued interest:
With guaranteed rates	1,666	3.21%	—
Without guaranteed rates (1)	5,753	N/A	N/A
Due to unlocated certificate holders	94	—	—
Total	$3,511,995

The average rates of accumulation on certificate reserves at December 31, 2011 were as follows:

	Reserve Balance	Average Gross Accumulation Rates	Average Additional Credit Rates
	(in thousands, except percentages)
Installment certificates:
Reserves to mature:
With guaranteed rates	$50	4.00%	0.50%
Without guaranteed rates (1)	32,539	0.31%	0.31%
Additional credits and accrued interest:
With guaranteed rates	10	3.44%	—
Without guaranteed rates (1)	289	N/A	N/A
Fully paid certificates:
Reserves to mature:
With guaranteed rates	30,343	3.24%	0.01%
Without guaranteed rates (1)	2,023,358	1.04%	1.04%
Equity indexed (2)	684,790	N/A	N/A
Additional credits and accrued interest:
With guaranteed rates	2,109	3.19%	—
Without guaranteed rates (1)	3,098	N/A	N/A
Due to unlocated certificate holders	139	—	—
Total	$2,776,725

N/A Not Applicable.

(1)       There is no minimum rate of accrual on these reserves. Interest is declared periodically, quarterly, or annually in accordance with the terms of the separate series of certificates.

(2)       Ameriprise Stock Market Certificate and Ameriprise Market Strategy Certificate enable the certificate owner to participate in any relative rise in a major stock market index up to a cap without risking loss of principal. Generally the certificates have a term of 52 weeks and may continue for up to 20 years. The reserve balances on these certificates at December 31, 2012 and 2011 were $674.1 million and $736.4 million, respectively.

On certain series of single payment certificates, additional interest is pre-declared for periods greater than one year. The retained earnings appropriated for the pre-declared additional interest at both December 31, 2012 and 2011 was nil, which reflects the difference between certificate reserves on these series, calculated on a statutory basis, and the reserves maintained per books.

The carrying amounts of net certificate reserves consisted of the following:

	December 31,
	2012	2011
	(in thousands)
Reserves with terms of one year or less	$3,361,028	$2,571,630
Other	150,967	205,095
Total certificate reserves	3,511,995	2,776,725
Unapplied certificate transactions	373	56
Certificate loans and accrued interest	(1,915)	(2,538)
Total	$3,510,453	$2,774,243

6.  Regulation and Dividend Restrictions

Certain series of installment certificates outstanding provide that cash dividends may be paid by ACC only in calendar years for which additional credits of at least one-half of 1% on such series of certificates have been authorized by ACC. This restriction has been satisfied for 2012 and 2011 by ACC’s declaration of additional credits.

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

Ameriprise Financial and ACC entered into a Capital Support Agreement on March 2, 2009, pursuant to which Ameriprise Financial agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements, up to a maximum commitment of $115 million. For the year ended December 31, 2012, Ameriprise Financial has not infused any additional capital into ACC under this agreement.

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

The Ameriprise Cash Reserve Certificates have contractual distribution fee rates of 0.025% of the purchase price at the time of issuance and 0.025% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date. These fees became effective on May 21, 2012 when the product was reopened to new purchases.

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

Investment advisory and services

Effective December 31, 2006, the investment advisory and services agreement with CMIA, provides for a graduated scale of fees equal on an annual basis to 0.35% on the first $250 million of total book value of investments of ACC, 0.30% on the next $250 million, 0.25% on the next $500 million and 0.20% on the amount in excess of $1 billion. The fee is payable monthly in an amount equal to one-twelfth of each of the percentages set forth above. Net invested assets for purposes of this computation are cash equivalents, accounts receivable for interest and dividends and securities sold, accounts payable for invested assets purchased, securities available-for-sale (including any segregated assets), trading securities, purchased equity index options, written equity index options and mortgages.

The fee paid to CMIA for managing and servicing syndicated loans is equal to 0.35%. The fee is payable monthly and is equal to one-twelfth of 0.35%, computed each month on the basis of book value of the loans as of the close of business on the last full business day of the preceding month.

Transfer agent fees

The basis of computing transfer agent fees paid or payable to Columbia Management Investment Services Corp. (“CMIS”) is under a Transfer Agent Agreement to maintain certificate owner accounts and records effective December 31, 2006.  ACC pays CMIS a monthly fee of one-twelfth of $20.00 per certificate owner account for this service in addition to certain out-of-pocket expenses. Effective January 1, 2013, this fee has increased to $26.00 per certificate owner account.

Depository fees

In December 2008, Ameriprise Trust Company entered into an agreement with a subcustodian to provide depository services for ACC’s assets. As a result, the depository fees paid to Ameriprise Trust Company are asset-based with additional charges for transactional custody fees charged by the subcustodian.

8.  Income Taxes

The components of income tax provision were as follows:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Current income tax:
Federal	$4,828	$16,442	$13,323
State and local	(74)	544	3,588
Total current income tax	4,754	16,986	16,911
Deferred income tax:
Federal	6,459	1,371	13,342
State and local	413	(21)	(1,848)
Total deferred income tax	6,872	1,350	11,494
Total income tax provision	$11,626	$18,336	$28,405

The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 35% were as follows:

	Years Ended December 31,
	2012	2011	2010
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
State income tax, net	1.4	0.6	0.7
Taxes applicable to prior years	8.3	(1.4)	0.4
Income tax provision	44.7%	34.2%	36.1%

The increase in the effective tax rate from 34.2% for the year ended December 31, 2011 to 44.7% for the year ended December 31, 2012 primarily represents the impact of the $2.2 million increase to income tax expense for an out-of-period correction related to ACC’s deferred tax balance. See Note 1 for further information on the out-of-period correction.

Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. The significant components of deferred tax assets and liabilities were as follows:

	December 31,
	2012	2011
	(in thousands)
Deferred income tax assets:
Investments, including bond discounts and premiums	$21,606	$30,225
Certificate reserves	3,600	1,673
Investment unrealized losses, net	—	27,221
Other	—	99
Total deferred income tax assets	25,206	59,218
Deferred income tax liabilities:
Investment unrealized gains, net	3,052	—
Other	84	—
Total deferred income tax liabilities	3,136	—
Net deferred income tax assets	$22,070	$59,218

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011	2010
	(in thousands)
Balance at January 1	$736	$—	$4,436
Additions for tax positions of prior years	—	1,919	—
Reductions for tax positions of prior years	—	(1,183)	—
Settlements	—	—	(4,436)
Balance at December 31	$736	$736	$—

If recognized, approximately $1.0 million, net of federal tax benefits, of the unrecognized tax benefits as of both December 31, 2012 and 2011, would affect the effective tax rate.

ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized interest and penalties of nil, $1.1 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. ACC had $1.1 million for the payment of interest and penalties accrued at both December 31, 2012 and 2011.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of ACC, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $469 thousand in the next 12 months.

ACC files income tax returns, as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial, in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Internal Revenue Service (“IRS”) has completed its field examination of the 1997 through 2007 tax returns. However, for federal income tax purposes these years, except for 2007, continue to remain open as a consequence of certain unagreed upon issues. The IRS is in the process of completing the audit of Ameriprise Financial’s U.S. income tax returns for 2008 and 2009, and began auditing 2010 and 2011 in the fourth quarter of 2012. ACC’s or its subsidiary’s state income tax returns are currently open for years after 1997.

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

Level 3              Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$81,098	$—	$81,098
Available-for-Sale securities:
Residential mortgage backed securities	—	1,382,860	252,598	1,635,458
Corporate debt securities	—	859,761	110,643	970,404
Commercial mortgage backed securities	—	378,650	36,060	414,710
Asset backed securities	—	381,664	22,223	403,887
U.S. government and agencies obligations	451	—	—	451
Common stocks	1,054	2,216	824	4,094
Total Available-for-Sale securities	1,505	3,005,151	422,348	3,429,004
Equity derivatives, purchased	—	37,003	—	37,003
Total assets at fair value	$1,505	$3,123,252	$422,348	$3,547,105

Liabilities
Certificate reserves	$—	$7,904	$—	$7,904
Equity derivatives, written	—	29,532	—	29,532
Total liabilities at fair value	$—	$37,436	$—	$37,436

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$74,498	$—	$74,498
Available-for-Sale securities:
Residential mortgage backed securities	—	1,255,083	80,580	1,335,663
Corporate debt securities	—	509,781	12,984	522,765
Commercial mortgage backed securities	—	449,451	—	449,451
Asset backed securities	—	230,709	27,812	258,521
U.S. government and agencies obligations	458	2,038	—	2,496
Common stocks	653	1,362	340	2,355
Total Available-for-Sale securities	1,111	2,448,424	121,716	2,571,251
Equity derivatives, purchased	—	34,389	4	34,393
Total assets at fair value	$1,111	$2,557,311	$121,720	$2,680,142

Liabilities
Certificate reserves	$—	$5,551	$—	$5,551
Equity derivatives, written	—	28,979	—	28,979
Total liabilities at fair value	$—	$34,530	$—	$34,530

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Residential				Commercial
	Mortgage		Corporate		Mortgage		Asset
	Backed		Debt		Backed		Backed		Common
	Securities		Securities		Securities		Securities		Stocks	Derivatives	Total
	(in thousands)
Balance, January 1, 2012	$80,580		$12,984		$—		$27,812		$340	$4	121,720
Total gains (losses) included in:
Net income	(5,286	)(1)	(259	)(2)	(41	)(2)	246	(2)	—	—	(5,340)
Other comprehensive income (loss)	10,871		458		349		508		(14)	—	12,172
Purchases	268,970		99,856		12,203		—		873	—	381,902
Sales	—		—		—		—		—	(4)	(4)
Settlements	(27,401)		(2,399)		—		(6,343)		—	—	(36,143)
Transfers into Level 3	10,905		3		23,549		—		—	—	34,457
Transfers out of Level 3	(86,041)		—		—		—		(375)	—	(86,416)
Balance, December 31, 2012	$252,598		$110,643		$36,060		$22,223		$824	$—	$422,348
Change in unrealized gains (losses) included in net income related to Level 3 assets held December 31, 2012	$(5	)(2)	$(259	)(2)	$(41	)(2)	$231	(2)	$—	$—	$(74)

(1)   Represents a $(5,246) loss included in net realized gain (loss) on investments and a $(40) loss included in investment income in the Consolidated Statements of Operations.

(2)   Included in investment income in the Consolidated Statements of Operations.

	Available-for-Sale Securities
	Residential			Commercial
	Mortgage		Corporate	Mortgage		Asset
	Backed		Debt	Backed		Backed	Common
	Securities		Securities	Securities		Securities	Stocks	Derivatives		Total
	(in thousands)
Balance, January 1, 2011	$994,874		$7,536	$10,189		$9,657	$344	$6		$1,022,606
Total gains (losses) included in:
Net income	(404	)(1)	—	(1	)(3)	324 (3)	—	(2	)(3)	(83)
Other comprehensive income (loss)	(26,379)		(83)	204		(278)	(9)	—		(26,545)
Purchases	303,425		10,500	23,520		19,997	—	—		357,442
Settlements	(273,784)		(4,969)	—		(5,895)	—	—		(284,648)
Transfers into Level 3	—		—	—		10,876	91	—		10,967
Transfers out of Level 3	(917,152)		—	(33,912)		(6,869)	(86)	—		(958,019)
Balance, December 31, 2011	$80,580		$12,984	$—		$27,812	$340	$4		$121,720
Change in unrealized gains (losses) included in net income related to Level 3 assets held at December 31, 2011	$(6,610	)(2)	$—	$—		$324 (3)	$—	$(2	)(3)	$(6,288)

(1)    Represents a $(6,731) loss included in net realized gain (loss) on investments and a $6,327 gain included in investment income in the Consolidated Statements of Operations.

(2)    Represents a $(6,609) loss included in net realized gain (loss) on investments and a $(1) loss included in investment income in the Consolidated Statements of Operations.

(3)    Included in investment income in the Consolidated Statements of Operations.

	Available-for-Sale Securities
	Residential			Commercial
	Mortgage		Corporate	Mortgage	Asset
	Backed		Debt	Backed	Backed		Common
	Securities		Securities	Securities	Securities		Stocks	Derivatives		Total
	(in thousands)
Balance, January 1, 2010	$867,320		$12,104	$—	$8,897		$—	$—		$888,321
Total gains (losses) included in:
Net income	5,471	(1)	—	—	527	(3)	—	2	(3)	6,000
Other comprehensive income (loss)	60,911		(59)	89	941		114	—		61,996
Purchases, sales, issues and settlements, net	61,172		(4,509)	10,100	(708)		—	4		66,059
Transfers into Level 3	—		—	—	—		230	—		230
Balance, December 31, 2010	$994,874		$7,536	$10,189	$9,657		$344	$6		$1,022,606
Change in unrealized gains included in net income related to Level 3 assets held at December 31, 2010	$4,816	(2)	$—	$—	$526	(3)	$—	$2	(3)	$5,344

(1)   Represents a $(2,410) loss included in net realized gain (loss) on investments and a $7,881 gain included in investment income in the Consolidated Statements of Operations.

(2)   Represents a $(2,410) loss included in net realized gain (loss) on investments and a $7,226 gain included in investment income in the Consolidated Statements of Operations.

(3)   Included in investment income in the Consolidated Statements of Operations.

During the years ended December 31, 2012 and 2011, transfers from Level 3 to Level 2 included certain non-agency residential mortgage backed securities with a fair value of approximately $86.0 million and $897.5 million, respectively. The transfers reflect improved pricing transparency of these securities, a continuing trend of increased activity in the non-agency residential mortgage backed securities market and observability of significant inputs to the valuation methodology. All other securities transferred from Level 3 to Level 2 represent securities with fair values that are now obtained from a third party pricing service with observable inputs. Securities transferred from Level 2 to Level 3 represent securities with fair values that are now based on a single non-binding broker quote. ACC recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each transfer occurred. For assets and liabilities held at the end of the reporting periods that are measured at fair value on a recurring basis, there were no transfers between Level 1 and Level 2.

The following table provides a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets and liabilities at December 31, 2012:

				Range
	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
	(in thousands)
Corporate debt securities (private placements)	$88,530	Discounted cash flow	Yield/spread to U.S. Treasuries	1.4% - 1.7% (1.5%)

Level 3 measurements not included in the table above are obtained from non-binding broker quotes where unobservable inputs are not reasonably available to ACC.

Sensitivity of Fair Value Measurements to Changes in Unobservable Inputs

Significant increases (decreases) in yield/spread to U.S. Treasuries used in the fair value measurement of Level 3 corporate debt securities in isolation would result in a significantly lower (higher) fair value measurement.

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

Available-for-Sale Securities

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from third party pricing services, non-binding broker quotes, or other model-based valuation techniques. Level 1 securities primarily include U.S. Treasuries and common stocks. Level 2 securities primarily include residential mortgage backed securities, corporate bonds, commercial mortgage backed securities, asset backed securities, municipal bonds, U.S. agency securities and common stock. The fair value of these Level 2 securities is based on a market approach with prices obtained from third party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes. Level 3 securities primarily include certain non-agency residential mortgage backed securities, corporate bonds, commercial mortgage backed securities, asset backed securities and common stocks. The fair value of corporate bonds, non-agency residential mortgage backed securities, commercial mortgage backed securities and certain asset backed securities classified as Level 3 is typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to ACC.

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

Derivatives (Equity Derivatives, Purchased and Written)

The fair value of derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at December 31, 2012 and 2011. See Note 10 for further information on the credit risk of derivative instruments and related collateral.

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

	December 31, 2012					December 31, 2011
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total	Carrying Value	Fair Value
	(in thousands)
Financial Assets
Syndicated loans	$29,564	$—	$30,164	$369	$30,533	$53,747	$52,486
Commercial mortgage loans	121,249	—	—	126,197	126,197	116,081	122,059
Certificate loans	1,886	—	1,886	—	1,886	2,498	2,498
Financial Liabilities
Certificate reserves	$3,504,091	$—	$—	$3,494,304	$3,494,304	$2,771,174	$2,752,333

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

ACC uses derivatives as economic hedges of equity risk related to stock market certificates. ACC does not designate any derivatives for hedge accounting. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives, by type of derivative and product:

		Asset			Liability
Derivatives not designated as	Balance Sheet	December 31,		Balance Sheet	December 31,
hedging instruments	Location	2012	2011	Location	2012	2011
		(in thousands)			(in thousands)
Equity
Stock market certificates	Equity derivatives, purchased	$37,003	$34,389	Equity derivatives, written	$29,532	$28,979
Equity warrants	Equity derivatives, purchased	—	4	N/A	—	—
Stock market certificates embedded derivatives	N/A	—	—	Certificate reserves	7,904	5,551
Total		$37,003	$34,393		$37,436	$34,530

N/A  Not applicable.

See Note 9 for additional information regarding ACC’s fair value measurement of derivative instruments.

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations for the years ended December 31:

		Amount of Gain (Loss) on
Derivatives Not Designated as	Location of Gain (Loss) on	Derivatives Recognized in Income
Hedging Instruments	Derivatives Recognized in Income	2012	2011	2010
		(in thousands)
Equity
Stock market certificates	Net provision for certificate reserves	$6,145	$744	$9,425
Equity warrants	Investment income	—	77	421
Stock market certificates embedded derivatives	Net provision for certificate reserves	(4,879)	86	(10,095)
Total		$1,266	$907	$(249)

Ameriprise Stock Market Certificates (“SMC”) offer a return based upon the relative change in a major stock market index between the beginning and end of the SMC’s term. The SMC product contains an embedded derivative. The equity based return of the certificate must be separated from the host contract and accounted for as a derivative instrument. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by ACC related to the SMC product will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates, ACC purchases and writes call options on the S&P 500 Index. ACC views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels. The gross notional amount of these derivative contracts was $1.1 billion and $1.3 billion at December 31, 2012 and 2011, respectively. ACC also purchases futures on the S&P 500 Index to economically hedge its obligations. The futures are marked-to-market daily and exchange traded, exposing ACC to no counterparty risk. The gross notional amount of these derivative contracts was $781 thousand and $313 thousand at December 31, 2012 and 2011, respectively.

Equity warrants were received as part of a syndicated loan restructuring and do not constitute a hedge of underlying assets or liabilities.

Credit Risk

Credit risk associated with ACC’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, ACC has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical. As of December 31, 2012 and 2011, ACC held $2.4 million and $1.0 million, respectively, in cash and cash equivalents and recorded a corresponding liability in other liabilities for collateral ACC is obligated to return to counterparties. As of December 31, 2012 and 2011, ACC’s maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $5.1 million and $4.5 million, respectively.

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

ACC may in the normal course of business be a party to legal, regulatory or arbitration proceedings concerning matters arising in connection with the conduct of its business activities. The outcome of any such proceeding cannot be predicted with any certainty. ACC believes that it is not a party to, nor are any of its properties the subject of, any pending legal, regulatory or arbitration proceedings that are reasonably likely to have a material adverse effect on its financial condition or results of operations. However, it is possible that the outcome of any such proceedings could have a material impact on ACC’s financial position or results of operations.

Ameriprise Certificate Company	Schedule I
Investments of Securities in Unaffiliated Issuers
As of December 31, 2012 (in 1000’s)

ISSUER	MATURITY DATE	COUPON RATE	PRINCIPAL AMOUNT OF BONDS & NOTES OR # of SHARES	AMORTIZED COST (NOTES a & b)	CARRYING VALUE (NOTE a)
CASH EQUIVALENTS
Commercial Paper
Apache Corp	1/2/2013	0.000%	$25,000	$25,000	$25,000
CVS Caremark Corp	1/2/2013	0.000%	41,100	41,099	41,099
Suncor Energy Inc	1/9/2013	0.000%	15,000	14,999	14,999
Total - CASH EQUIVALENTS				81,098	81,098

FIXED MATURITIES
U.S. Government and Agencies Obligations
UNITED STATES TREASURY	11/15/2028	5.250%	200	214	276
UNITED STATES TREASURY	5/15/2014	4.750%	165	166	175
Total - U.S. Government and Agencies Obligations				380	451

RESIDENTIAL MORTGAGE BACKED SECURITIES
Agency Residential Mortgage Backed Securities:
FANNIE MAE FNMA_03-28	8/25/2022	5.000%	297	297	299
FANNIE MAE FNMA_99-8	3/25/2014	6.000%	155	155	159
FHLMC_2619	7/15/2022	5.000%	745	746	749
FHLMC_2835	9/15/2032	4.500%	300	300	301
FHLMC_2901	10/15/2033	4.500%	230	230	241
FHLMC_2907	3/15/2019	4.500%	912	910	944
FHLMC_3812	9/15/2018	2.750%	7,309	7,406	7,547
FNMA_10-17	11/25/2023	4.000%	7,659	7,835	7,804
FREDDIE MAC FHLMC_2550	7/15/2022	5.500%	326	326	330
FREDDIE MAC FHLMC_2558	6/15/2022	5.500%	440	441	445
FREDDIE MAC FHLMC_2574	12/15/2022	5.000%	828	834	861
FREDDIE MAC FHLMC_2586	1/15/2023	5.500%	1,576	1,596	1,660
FREDDIE MAC FHLMC_2597	7/15/2022	5.500%	784	784	791
FREDDIE MAC GOLD C90581	8/1/2022	5.500%	482	479	521
FREDDIE MAC GOLD C90582	9/1/2022	5.500%	324	322	350
FREDDIE MAC GOLD E01140	5/1/2017	6.000%	1,458	1,484	1,580
FREDDIE MAC GOLD E76761	5/1/2014	6.500%	76	76	79
FREDDIE MAC GOLD E77557	6/1/2014	6.500%	7	7	7
FREDDIE MAC GOLD E90153	6/1/2017	6.000%	267	273	289
FREDDIE MAC GOLD E90154	6/1/2017	6.000%	948	968	1,026
FREDDIE MAC GOLD E91041	9/1/2017	5.000%	1,124	1,124	1,209
FREDDIE MAC GOLD E95403	3/1/2018	5.000%	1,290	1,313	1,382
FREDDIE MAC GOLD E95556	4/1/2013	4.500%	42	42	42
FREDDIE MAC GOLD E95562	4/1/2013	4.500%	72	72	72
FREDDIE MAC GOLD E95671	4/1/2018	5.000%	1,766	1,797	1,900
FREDDIE MAC GOLD E96172	5/1/2013	4.500%	404	405	406
FREDDIE MAC GOLD G10949	7/1/2014	6.500%	33	33	34
FREDDIE MAC GOLD G11004	4/1/2015	7.000%	31	31	32
FREDDIE MAC GOLD G11193	8/1/2016	5.000%	714	709	765
FREDDIE MAC GOLD G11298	8/1/2017	5.000%	1,204	1,204	1,296
FREDDIE MAC GOLD G30227	5/1/2023	5.500%	1,576	1,626	1,715
FSPC_T-76	10/25/2037	3.835%	16,457	16,795	16,761
FHLMC 1B0183	12/1/2031	2.781%	351	347	356
FHLMC 1N1474	5/1/2037	2.735%	5,459	5,670	5,768
FHLMC 350190	5/1/2022	2.375%	60	60	61
FHLMC 405014	1/1/2019	2.260%	31	32	32
FHLMC 405092	3/1/2019	2.125%	45	45	45
FHLMC 405185	10/1/2018	2.125%	81	81	85
FHLMC 405243	7/1/2019	2.260%	60	60	60
FHLMC 405437	10/1/2019	2.400%	62	62	66
FHLMC 405615	10/1/2019	2.232%	55	55	59
FHLMC 605041	2/1/2019	2.267%	13	13	13
FHLMC 605048	11/1/2018	1.928%	10	10	10
FHLMC 605432	8/1/2017	2.088%	46	46	46
FHLMC 605433	9/1/2017	2.021%	72	72	76
FHLMC 605454	10/1/2017	2.049%	50	50	50
FHLMC 606024	2/1/2019	2.029%	47	47	48
FHLMC 606025	7/1/2019	1.774%	205	205	209
FHLMC 780514	5/1/2033	5.123%	1,236	1,268	1,315
FHLMC 780845	9/1/2033	4.573%	919	894	946
FHLMC 780903	9/1/2033	4.503%	963	954	1,022
FHLMC 781884	8/1/2034	5.149%	4,695	4,751	4,932
FHLMC 785363	2/1/2025	2.592%	159	160	168
FHLMC 788941	12/1/2031	2.375%	146	145	154
FHLMC 840031	1/1/2019	2.250%	6	6	6
FHLMC 840035	1/1/2019	2.293%	48	47	49
FHLMC 840036	1/1/2019	2.375%	26	26	28
FHLMC 840072	6/1/2019	2.125%	57	57	58
FHLMC 845154	7/1/2022	2.339%	68	69	71
FHLMC 845523	11/1/2023	2.264%	49	50	53
FHLMC 845654	2/1/2024	2.579%	272	273	290
FHLMC 845730	11/1/2023	2.353%	253	261	261
FHLMC 845733	4/1/2024	2.356%	336	338	340
FHLMC 846072	10/1/2029	2.469%	102	104	109
FHLMC 846107	2/1/2025	3.115%	75	75	78
FHLMC 865008	2/1/2018	2.657%	103	104	107
FNMA 070007	7/1/2017	1.887%	37	38	39
FNMA 070117	9/1/2017	2.277%	11	11	11
FNMA 088879	11/1/2019	4.595%	147	148	151
FNMA 089125	8/1/2019	1.877%	170	171	171
FNMA 105989	8/1/2020	3.997%	51	52	51
FNMA 190726	3/1/2033	4.825%	294	300	315
FNMA 249907	2/1/2024	2.625%	322	323	342
FNMA 252259	2/1/2014	5.500%	2	2	2

ISSUER	MATURITY DATE	COUPON RATE	PRINCIPAL AMOUNT OF BONDS & NOTES OR # of SHARES	AMORTIZED COST (NOTES a & b)	CARRYING VALUE (NOTE a)
FNMA 252344	3/1/2014	5.500%	169	168	174
FNMA 252381	4/1/2014	5.500%	194	192	208
FNMA 254586	1/1/2013	5.000%	2	2	2
FNMA 254590	1/1/2018	5.000%	3,690	3,701	4,010
FNMA 254591	1/1/2018	5.500%	2,168	2,207	2,336
FNMA 254663	2/1/2013	5.000%	4	4	4
FNMA 303259	3/1/2025	2.218%	155	159	166
FNMA 303970	9/1/2024	6.000%	1,021	1,009	1,135
FNMA 323290	9/1/2013	6.000%	2	2	2
FNMA 323748	4/1/2014	6.500%	113	112	115
FNMA 323833	7/1/2014	6.000%	46	46	48
FNMA 509806	8/1/2014	6.500%	60	59	62
FNMA 545249	10/1/2016	5.500%	927	927	996
FNMA 545303	9/1/2016	5.000%	1,866	1,851	2,029
FNMA 545492	2/1/2022	5.500%	559	554	608
FNMA 545786	6/1/2032	2.279%	344	345	363
FNMA 566074	5/1/2031	2.400%	681	681	711
FNMA 584507	6/1/2031	2.285%	368	367	386
FNMA 584829	5/1/2016	6.000%	221	219	235
FNMA 585743	5/1/2016	5.500%	651	652	700
FNMA 616220	11/1/2016	5.000%	697	689	758
FNMA 617270	1/1/2017	5.000%	988	980	1,074
FNMA 620293	1/1/2032	2.400%	682	677	710
FNMA 622462	12/1/2016	5.500%	847	840	910
FNMA 623866	2/1/2017	5.000%	1,122	1,118	1,220
FNMA 625943	3/1/2017	5.000%	983	980	1,068
FNMA 651629	8/1/2032	2.787%	490	490	520
FNMA 654158	10/1/2032	2.165%	690	691	723
FNMA 654195	10/1/2032	2.165%	1,290	1,290	1,352
FNMA 655646	8/1/2032	2.852%	628	629	669
FNMA 655798	8/1/2032	2.748%	829	828	882
FNMA 661349	9/1/2032	2.329%	300	301	315
FNMA 661501	9/1/2032	2.565%	348	349	364
FNMA 661744	10/1/2032	2.256%	557	559	576
FNMA 664521	10/1/2032	2.455%	208	209	218
FNMA 664750	10/1/2032	2.604%	501	501	531
FNMA 670731	11/1/2032	2.040%	529	531	543
FNMA 670779	11/1/2032	2.051%	1,252	1,261	1,325
FNMA 670890	12/1/2032	1.942%	845	848	882
FNMA 670912	12/1/2032	1.922%	697	699	733
FNMA 670947	12/1/2032	1.920%	960	965	1,002
FNMA 694852	4/1/2033	4.737%	873	888	931
FNMA 703446	5/1/2018	4.500%	7,271	7,417	7,841
FNMA 704592	5/1/2018	5.000%	2,166	2,203	2,365
FNMA 708635	6/1/2018	5.000%	1,404	1,428	1,510
FNMA 722779	9/1/2033	4.404%	3,004	3,010	3,199
FNMA 725558	6/1/2034	2.736%	822	816	869
FNMA 725694	7/1/2034	4.732%	916	897	982
FNMA 725719	7/1/2033	4.775%	2,171	2,163	2,288
FNMA 733525	8/1/2033	3.889%	2,333	2,239	2,437
FNMA 735702	7/1/2035	2.679%	11,070	11,406	11,763
FNMA 739194	9/1/2033	5.036%	730	732	776
FNMA 743256	10/1/2033	4.491%	1,478	1,458	1,569
FNMA 743856	11/1/2033	4.732%	493	494	523
FNMA 758873	12/1/2033	4.458%	1,372	1,358	1,458
FNMA 774968	4/1/2034	4.297%	563	570	601
FNMA 794787	10/1/2034	5.067%	2,328	2,357	2,511
FNMA 799733	11/1/2034	2.617%	1,415	1,439	1,505
FNMA 801917	10/1/2034	4.941%	1,473	1,480	1,582
FNMA 804561	9/1/2034	2.274%	1,813	1,816	1,932
FNMA 807219	1/1/2035	2.806%	5,829	5,878	6,232
FNMA 809532	2/1/2035	4.993%	1,200	1,209	1,294
FNMA 834552	8/1/2035	2.955%	1,985	1,996	2,103
FNMA 889335	6/1/2018	4.500%	6,712	6,858	7,239
FNMA 889485	6/1/2036	2.801%	11,032	11,228	11,726
FNMA 922674	4/1/2036	2.935%	6,620	6,789	7,097
FNMA 968438	1/1/2038	2.741%	10,493	11,056	11,265
FNMA 995123	8/1/2037	2.999%	5,411	5,608	5,811
FNMA 995548	9/1/2035	2.673%	7,582	7,760	8,056
FNMA 995614	8/1/2037	1.786%	4,078	4,303	4,362
FNMA AB1980	12/1/2020	3.000%	15,456	15,789	16,321
FNMA AB5230	5/1/2027	2.500%	22,998	23,563	24,067
FNMA AL2269	10/1/2040	3.774%	27,033	28,798	28,743
FNMA AO8746	8/1/2027	2.500%	46,856	48,622	49,033
FNMA MA0099	6/1/2019	4.000%	7,352	7,441	7,875
FNMA MA0598	12/1/2020	3.500%	14,179	14,694	15,045
FNMA MA1144	8/1/2027	2.500%	23,841	24,783	24,944
GNMA II 008157	3/20/2023	1.625%	148	149	154
GNMA II 008206	3/20/2017	2.000%	45	45	47
GNMA II 008240	7/20/2017	1.750%	33	32	34
GNMA II 008251	8/20/2017	2.000%	2	2	3
GNMA II 008274	10/20/2017	2.500%	100	99	104
GNMA II 008283	11/20/2017	2.500%	10	10	11
GNMA II 008293	12/20/2017	2.500%	22	22	23
GNMA II 008341	4/20/2018	2.500%	4	4	4
GNMA II 008353	5/20/2018	2.500%	46	46	48
GNMA II 008365	6/20/2018	2.500%	64	62	66
GNMA II 008377	7/20/2018	2.500%	23	23	24
GNMA II 008428	11/20/2018	3.500%	7	7	8
GNMA II 008440	12/20/2018	3.500%	32	32	33
GNMA II 008638	6/20/2025	1.750%	165	166	173
GNMA II 082464	1/20/2040	4.000%	9,738	10,493	10,451
GNMA II 082497	3/20/2040	3.500%	18,138	19,312	19,377
GNMA II 082581	7/20/2040	4.000%	32,046	34,452	34,477
GNMA II 082602	8/20/2040	4.000%	34,454	37,067	37,066
GNMA II 082794	4/20/2041	3.500%	40,654	43,483	43,415
GNMA_10-59	3/20/2036	4.000%	20,000	21,234	21,208

ISSUER	MATURITY DATE	COUPON RATE	PRINCIPAL AMOUNT OF BONDS & NOTES OR # of SHARES	AMORTIZED COST (NOTES a & b)	CARRYING VALUE (NOTE a)
GNMA_11-72	6/20/2038	4.000%	22,113	23,356	23,133
Total Agency Residential Mortgage Backed Securities				557,436	568,029

Non-Agency Residential Mortgage Backed Securities:
ABSHE_05-HE2	2/25/2035	0.885%	4,658	4,210	4,474
ACCR_05-4	12/25/2035	0.420%	657	650	655
AGFMT_10-1A	3/25/2058	5.150%	10,440	10,622	10,713
ARMT_2004-2	2/25/2035	2.865%	1,600	1,624	1,562
BAA_2003-1	2/25/2033	5.000%	986	988	1,016
BAFC_05-G	10/20/2035	5.199%	6,884	6,479	6,820
BAFC_12-R5	10/3/2039	0.474%	12,742	12,304	12,333
BALTA_05-2	4/25/2035	2.965%	3,891	3,883	3,306
BALTA_05-2	4/25/2035	3.355%	4,020	218	227	(c)
BANC OF AMERICA FUNDING CORP B	9/20/2035	3.085%	3,908	3,527	2,950	(c)
BCAP LLC TRUST BCAP_09-RR8	3/26/2037	5.500%	6,686	6,637	6,923
BCAP LLC TRUST BCAP_12-RR6	5/26/2036	2.707%	11,726	11,675	11,755
BCAP_09-RR1	11/26/2034	2.624%	4,843	4,627	4,898
BCAP_09-RR1	5/26/2035	2.626%	17,777	16,962	18,033
BCAP_09-RR1	5/26/2035	2.627%	10,813	10,308	11,013
BCAP_09-RR13	7/26/2037	6.048%	10,838	11,096	11,190
BCAP_10-RR6	10/26/2035	5.500%	8,188	8,391	8,361
BCAP_10-RR6	1/26/2037	4.737%	906	905	913
BCAP_10-RR7	4/26/2035	5.000%	5,336	5,377	5,450
BCAP_11-RR10	6/26/2035	2.627%	20,230	20,232	20,717
BCAP_11-RR11	10/26/2035	2.649%	13,585	13,483	13,728
BCAP_12-RR10	3/26/2036	2.626%	47,076	48,201	48,300
BCAP_12-RR10	3/26/2036	3.000%	8,150	8,257	8,263
BCAP_12-RR11	7/26/2036	2.614%	14,777	15,227	15,211
BCAP_12-RR11	7/26/2037	3.000%	36,030	36,912	36,953
BCAP_12-RR12	6/26/2035	3.000%	16,103	16,527	16,526
BCAP_12-RR12	6/26/2037	3.000%	23,910	24,524	24,523
BCAP_12-RR5	10/26/2036	2.727%	11,774	11,843	12,077
BOAMS_03-I	10/25/2033	3.159%	4,300	4,286	4,360
BOAMS_04-5	6/25/2019	5.000%	1,185	1,203	1,220
BOAMS_04-B	3/25/2034	3.026%	5,260	5,245	2,585
BOAMS_04G	8/25/2034	3.082%	5,677	1,561	194	(c)
BOAMS_06-B	11/20/2046	3.209%	2,759	2,486	2,213	(c)
BOAMS_2004-E	6/25/2034	3.102%	8,762	8,721	8,539
BOAMS_2004-E	6/25/2034	3.077%	3,921	3,270	1,286	(c)
BOAMS_2004-H	9/25/2034	3.071%	3,096	1,543	509	(c)
BSMF_06-AR5	12/25/2046	0.420%	7,637	3,164	1,339	(c)
BVMBS_05-1	2/22/2035	3.049%	5,578	5,562	5,110
CBASS_05-RP2	9/25/2035	6.090%	603	598	606
CENTEX HOME EQUITY CHECK_03-A	12/25/2031	4.250%	1,624	1,613	1,648
CFAB_03-2	8/25/2014	4.364%	3,482	3,505	3,501
CFLX_07-M1	8/25/2037	0.360%	12,380	11,947	7,120	(c)
CHASE_03-S10	11/25/2018	4.750%	2,935	3,021	3,007
CHASE_07-A1	2/25/2037	3.037%	14,941	14,803	14,823
CMLTI_05-3	8/25/2035	2.689%	3,330	3,156	2,850	(c)
CMLTI_09-6	4/25/2037	0.280%	2,365	2,329	2,243
CMLTI_09-7	4/25/2037	0.310%	578	576	577
CMLTI_10-10	11/25/2035	2.877%	3,380	3,373	3,387
CMLTI_10-7	2/25/2035	2.767%	3,011	3,011	3,069
CMLTI_10-7	9/25/2037	1.214%	9,588	9,476	9,412
CMLTI_10-8	11/25/2036	4.000%	23,305	23,566	24,153
CMLTI_10-9	11/25/2035	2.809%	2,571	2,614	2,592
CMLTI_11-2	9/25/2037	3.500%	2,613	2,585	2,637
CMLTI_12-4	11/25/2035	2.621%	10,525	10,547	10,686
CMLTI_12-6	4/25/2037	2.838%	12,890	12,890	13,247
CMLTI_12-6	8/25/2036	2.752%	8,993	9,035	9,120
CMLTI_12-7	9/25/2036	3.045%	22,571	22,700	22,740
CMLTI_12-7	9/25/2035	3.500%	14,201	14,396	14,448
COUNTRYWIDE HOME LOANS CWHL_03	1/19/2034	4.657%	16,211	16,631	16,381
CSMC_09-2R	9/26/2034	2.626%	28,874	29,413	28,422
CSMC_09-2R	9/26/2034	2.626%	28,874	28,983	26,393
CSMC_09-9R	4/26/2037	5.500%	3,344	3,304	3,473
CSMC_10-10R	7/26/2037	5.750%	2,138	2,164	2,195
CSMC_10-12R	11/26/2035	4.000%	3,342	3,373	3,443
CSMC_10-16	6/25/2050	3.000%	12,019	12,019	12,068
CSMC_10-17R	6/26/2036	2.712%	10,186	10,186	10,478
CSMC_10-1R	5/27/2036	5.000%	997	1,011	995
CSMC_11-17R	12/27/2037	3.400%	20,840	21,006	21,499
CSMC_11-1R	2/27/2047	1.209%	11,537	11,537	11,473
CSMC_11-7R	8/28/2047	1.460%	30,773	30,773	30,491
CSMC_12-11R	6/28/2047	1.212%	21,158	21,106	21,105
CWALT_05-24	7/20/2035	1.476%	3,372	2,848	2,120	(c)
CWALT_05-27	8/25/2035	1.720%	4,306	3,689	2,759	(c)
CWALT_06-OA19	2/20/2047	0.461%	9,930	1,126	1,220	(c)
CWA_2004-33	12/25/2034	3.181%	880	890	785
CWHEL_04-K	2/15/2034	0.509%	503	434	424	(c)
CWHL_03-10	5/25/2033	5.500%	16,309	16,995	16,955
CWHL_04-12	8/25/2034	2.904%	2,727	63	77	(c)
CWHL_05-HYB7	11/20/2035	5.207%	9,539	8,177	7,155	(c)
CWL_05-4	10/25/2035	0.670%	6,227	6,127	6,081
DBALT_06-AR6	2/25/2037	0.380%	14,698	9,275	10,399	(c)
DBALT_07-AR1	1/25/2047	0.370%	12,810	10,706	8,046	(c)
DBALT_07-OA1	2/25/2047	0.360%	4,704	4,214	2,657	(c)
EQUITY ONE EQABS_2004-3	7/25/2034	5.100%	4,672	4,700	4,734
FHAMS_04-AA7	2/25/2035	2.587%	1,235	1,247	1,148
FHAMS_05-AA2	3/25/2035	2.625%	2,424	2,468	2,099
FHAMS_05-AA3	5/25/2035	2.619%	5,913	5,965	5,234
FHAT_2004-A4	10/25/2034	2.602%	2,088	2,123	1,927
FMIC_04-3	8/25/2034	2.055%	4,414	4,116	4,224
FREMONT HOME LOAN TRUST FHLT_0	6/25/2035	0.690%	1,265	1,247	1,252
GMHE_2004-AR2	8/19/2034	3.565%	1,709	1,714	1,661
GMHE_2004-AR2	8/19/2034	5.327%	2,513	2,517	2,568
GPMF_05-AR5	11/25/2045	2.166%	7,084	6,835	4,902	(c)

ISSUER	MATURITY DATE	COUPON RATE	PRINCIPAL AMOUNT OF BONDS & NOTES OR # of SHARES	AMORTIZED COST (NOTES a & b)	CARRYING VALUE (NOTE a)
GS MORTGAGE SECURITIES CORP	11/25/2035	2.685%	4,206	3,892	4,275
GS MORTGAGE SECURITIES CORP	11/25/2035	2.695%	2,837	2,611	2,875
GSR MORTGAGE LOAN TRUST GSR_05	11/25/2035	2.621%	4,762	4,497	4,576
GSR_05-AR1	1/25/2035	2.979%	5,503	5,530	5,466
GSR_05-AR3	5/25/2035	3.013%	4,765	4,785	4,227
GSR_05-AR5	10/25/2035	2.982%	7,489	7,155	6,407	(c)
HARBORVIEW MORTGAGE LOAN TRUST	4/19/2034	4.636%	1,283	1,292	1,308
HVMLT_04-7	11/19/2034	2.282%	2,950	2,927	2,794
HVMLT_05-15	10/20/2045	2.166%	8,015	7,404	6,965	(c)
HVMLT_05-8	9/19/2035	1.666%	3,059	2,794	2,113	(c)
HVMLT_06-14	1/25/2047	0.410%	7,214	2,280	1,333	(c)
HVMLT_2004-10	1/19/2035	2.913%	1,478	1,493	1,458
HVMLT_2004-6	8/19/2034	3.205%	1,254	1,245	1,233
HVML_2004-4	6/19/2034	1.339%	142	140	127
INDX_05-AR1	3/25/2035	2.590%	98	98	90
INDYMAC INDX MORTGAGE LOAN TRUST	5/25/2035	2.599%	4,934	4,691	4,009	(c)
JEFFERIES & CO JMAC_09-R12	2/26/2035	2.855%	11,825	11,521	12,119
JEFFERIES & CO JMAC_09-R12	1/26/2035	2.847%	5,381	5,236	5,399
JMAC_09-R3	12/26/2035	2.915%	7,433	6,851	7,538
JMAC_10-R8	2/26/2047	0.411%	1,354	1,340	1,336
JP MORGAN REREMIC JPMRR_10-5	8/26/2036	2.752%	2,809	2,819	2,846
JPMRR_09-12	7/26/2037	5.780%	2,282	2,366	2,398
JPMRR_10-1	2/26/2037	6.000%	3,832	3,900	4,037
JPMRR_11-2	3/26/2036	3.000%	8,179	8,063	8,354
LUMINENT MORTGAGE TRUST LUM_06	10/25/2046	0.450%	2,886	1,113	713	(c)
LUMINENT MORTGAGE TRUST LUM_07	1/25/2037	0.400%	2,026	1,000	260	(c)
MARM_05-1	2/25/2035	2.791%	2,963	3,001	2,291
MERRILL LYNCH MOR INVEST INC M	8/25/2033	2.668%	3,120	3,114	3,119
MLCC_2004-1	12/25/2034	2.499%	1,129	1,132	1,135
MLMI_05-A1	12/25/2034	2.693%	2,329	2,335	2,303
MLMI_05-A2	2/25/2035	2.516%	4,641	4,642	4,690
MSM_2004-10AR	11/25/2034	2.980%	645	651	602
MSM_2004-10AR	11/25/2034	2.835%	2,419	2,453	2,357
MSM_2004-6AR	8/25/2034	2.960%	4,763	2,854	1,433	(c)
MSRR_10-R5	7/26/2036	0.452%	4,208	4,148	4,128
MSRR_10-R5	5/26/2037	0.440%	3,696	3,668	3,642
MSRR_10-R6	9/26/2036	0.580%	6,663	6,513	6,388
OOMLT_07-HL1	2/25/2038	0.330%	682	676	680
OPMAC_05-1	2/25/2035	0.510%	1,223	1,185	1,191
RALI_04-QR1	10/25/2034	5.250%	991	991	992
RALI_04-QS5	4/25/2034	4.750%	1,102	1,098	1,103
RALI_05-QA2	2/25/2035	3.268%	5,000	4,519	3,631	(c)
RALI_07-Q	2/25/2047	0.400%	7,648	2,230	1,679	(c)
RAMC_05-3	11/25/2035	4.814%	2,997	2,989	2,812
RAMP_06-EFC1	2/25/2036	0.410%	848	827	834
RASC_03-K10	12/25/2033	4.540%	2,341	2,366	2,423
RASC_05-KS12	1/25/2036	0.460%	2,302	2,237	2,282
RBSSP-12-2	5/26/2047	0.340%	5,788	5,713	5,732
RBSSP_12-5	2/26/2047	0.370%	14,250	13,900	13,805
RBSSP_12-6	4/26/2035	0.710%	14,577	13,676	13,770
RESTRUCTURED ASSET SECURITIES	12/15/2030	4.000%	1,311	1,307	1,306
RFMSI_03-QS2	2/25/2033	4.500%	1,155	1,148	1,174
RFMSI_04-KS9	10/25/2034	4.620%	5,454	4,922	4,601	(c)
RFMSI_05-SA2	6/25/2035	3.175%	7,747	7,764	7,474
SASC_2003-24A	7/25/2033	5.561%	502	510	503
STRUCTURED ADJUSTABLE RATE MORT	3/25/2034	2.745%	5,388	4,313	2,012	(c)
WAMU_03-AR6	6/25/2033	2.444%	3,476	3,467	3,549
WAMU_04-AR10	7/25/2044	0.690%	1,545	1,549	1,404
WAMU_05-AR3	3/25/2035	2.471%	4,698	4,716	4,630
WASHINGTON MUTUAL WAMU_05-AR10	9/25/2035	2.494%	10,000	9,998	8,885
WASHINGTON MUTUAL WAMU_05-AR4	4/25/2035	2.507%	10,000	9,970	9,238
WFMBS_03-14	12/25/2018	4.750%	1,907	1,847	1,954
WFMBS_03-16	12/25/2018	4.750%	2,715	2,600	2,768
WFMBS_03-M	12/25/2033	4.680%	3,147	3,248	3,240
WFMBS_04-0	8/25/2034	4.931%	1,357	1,346	1,393
WFMBS_04-CC	1/25/2035	2.619%	2,065	2,072	2,068
WFMBS_04-DD	1/25/2035	2.610%	5,761	5,760	5,775
WFMBS_04-I	7/25/2034	2.792%	5,140	5,149	5,240
WFMBS_04-K	7/25/2034	4.728%	8,878	9,189	9,097
WFMBS_04-P	9/25/2034	2.615%	6,054	5,502	2,131	(c)
WFMBS_04-Q	9/25/2034	2.607%	8,231	8,355	8,352
WFMBS_04-W	11/25/2034	2.696%	15,176	15,210	15,574
WFMBS_05-AR12	6/25/2035	2.627%	7,471	7,049	7,585
WFMBS_05-AR2	3/25/2035	2.617%	1,478	1,482	1,472
WFMBS_05-AR2	3/25/2035	2.618%	3,758	3,729	3,772
Total Non-Agency Residential Mortgage Backed Securities				1,103,616	1,067,429
Total Residential Mortgage Backed Securities				1,661,052	1,635,458

ASSET BACKED SECURITIES
ACCSS_06-1	8/25/2023	0.422%	5,949	5,846	5,854
AMOT_12-1	2/15/2017	1.009%	15,000	15,131	15,064
AMOT_12-3	6/15/2017	0.909%	10,000	10,074	10,025
CLI FUNDING LLC CLIF_06-1	8/18/2021	0.389%	4,992	3,992	4,888
CLIF_11-2	10/18/2026	4.940%	7,962	7,960	8,393
COLLE_02-2	3/1/2042	1.703%	10,000	7,992	9,100
COMET_06-A5	1/15/2016	0.269%	30,000	29,740	29,999
CPF_12-2	8/20/2021	2.610%	1,979	1,979	1,979
CRNN_11-1A	11/18/2026	4.940%	4,458	4,457	4,505
EART_12-2	6/15/2017	1.300%	7,183	7,182	7,197
FORDO_09-B	7/15/2014	4.500%	5,090	5,090	5,143
GALC_09-1	12/15/2013	3.190%	4,491	4,503	4,509
GALC_11-1	4/15/2016	2.340%	9,000	9,000	9,149
GEDFT_12-4	10/20/2017	0.651%	12,000	12,000	12,002
GTP_11-1	6/15/2041	3.967%	7,000	7,000	7,280
HENDR_10-3A	12/15/2048	3.820%	2,294	2,297	2,420
LRF_11-1	12/20/2018	1.700%	1,349	1,340	1,338

ISSUER	MATURITY DATE	COUPON RATE	PRINCIPAL AMOUNT OF BONDS & NOTES OR # of SHARES	AMORTIZED COST (NOTES a & b)	CARRYING VALUE (NOTE a)
NEF_04-2	7/28/2018	0.483%	10,000	9,816	9,739
NMOTR_12-A	5/15/2017	0.679%	24,500	24,605	24,558
RCFC_11-1A	2/25/2016	2.510%	2,500	2,500	2,567
SBAC_10-1	4/15/2040	4.254%	5,000	5,135	5,254
SBAP_02-20J	10/1/2022	4.750%	1,469	1,487	1,619
SBAP_03-10F	11/1/2013	3.900%	258	258	261
SBAP_04-10A	1/1/2014	3.870%	492	493	497
SBAP_05-10D	7/1/2015	4.510%	794	794	815
SCHOL_12-B	10/28/2025	0.609%	9,275	9,249	9,248
SDART_11-2	2/16/2015	1.290%	5,000	5,000	5,018
SDART_11-S1	5/15/2017	1.480%	3,763	3,763	3,768
SDART_12-1	10/15/2015	1.490%	10,000	10,000	10,103
SLCLT_09-AA	6/15/2033	4.750%	17,523	16,855	16,753
SLMA_03-A	9/15/2020	0.748%	5,551	4,838	5,426
SLMA_03-C	9/15/2020	0.698%	2,234	2,165	2,170
SLMA_05-A	12/15/2020	0.448%	5,542	4,845	5,482
SLMA_05-B	3/15/2023	0.488%	11,942	10,663	11,661
SLMA_06-3	7/25/2019	0.395%	9,254	9,045	9,231
SLMA_06-4	10/27/2025	0.415%	14,600	14,506	14,507
SLMA_09-CT	4/15/2039	2.350%	21,631	21,880	21,770
SLMA_11-2	11/25/2027	0.810%	4,125	4,118	4,145
SLMA_12-3-A	12/26/2025	0.860%	17,430	17,601	17,615
SLMA_12-B	10/15/2030	3.480%	5,000	5,087	5,298
SMAT_11-1USA	10/14/2014	1.059%	6,778	6,797	6,793
SMAT_11-2USA	4/14/2017	2.310%	3,000	3,000	3,080
SMAT_11-4USA	8/14/2017	2.280%	5,000	5,000	5,137
SMAT_12	10/14/2016	1.590%	9,500	9,500	9,617
SRFC_11-1A	4/20/2026	3.350%	3,719	3,718	3,856
SRFC_12-1A	11/20/2028	2.840%	3,813	3,812	3,820
TAL ADVANTAGE LLC TAL_10-2	10/20/2025	4.300%	7,833	7,833	8,131
TCF_12-1A	5/14/2027	4.210%	4,708	4,708	4,896
UHAUL_07-BT1	2/25/2020	5.559%	7,799	7,963	8,109
UHAUL_10-BT1A	10/25/2023	4.899%	9,357	9,356	9,951
USEDU_07-1A	9/1/2022	0.711%	14,125	14,128	14,147
Total Asset Backed Securities				396,101	403,887

COMMERCIAL MORTGAGE BACKED SECURITIES
Agency Commercial Mortgage Backed Securities:
FMGT_03-T5	3/25/2013	4.055%	294	294	294
FNMA_06-M2	10/25/2032	5.271%	11,369	12,172	14,098
FNMA	1/1/2019	6.075%	1,958	1,974	2,063
GNMA_04-10	7/16/2031	4.043%	2,551	2,545	2,606
GNMA_10-16	1/16/2040	3.214%	6,471	6,525	6,790
GNMA_10-161	5/16/2035	2.110%	4,495	4,548	4,582
GNMA_11-165	10/16/2037	2.194%	24,422	24,753	25,213
GNMA_2004-23	9/16/2027	3.629%	3,073	3,069	3,144
Total Agency Commercial Mortgage Backed Securities				55,880	58,790

Non-Agency Commercial Mortgage Backed Securities:
BACM_05-1	11/10/2042	5.173%	10,000	10,464	10,919
BAMLL_12-CLRN	8/15/2029	1.359%	7,500	7,500	7,564
BSCMS_05-PW10	12/11/2040	5.382%	5,918	6,097	6,050
BSCMS_05-PWR7	2/11/2041	4.945%	372	372	371
CD_05-C1	7/15/2044	5.219%	8,815	9,114	9,148
CFCRE_11-C2	12/15/2047	3.061%	23,000	23,563	24,594
CGCMT_05-EMG	9/20/2051	4.518%	118	118	118
COMM_11-THL	6/9/2028	3.376%	32,325	32,812	32,772
CSFBMSC_03-C3	5/15/2038	3.936%	3,567	3,556	3,578
CSFBMSC_04-C2	5/15/2036	3.819%	7,096	7,093	7,218
DBUBS_11-LC1A	11/10/2046	3.742%	15,332	15,606	16,583
DBUBS_11-LC2A	7/10/2044	3.527%	4,379	4,416	4,796
GCCFC_05-GG5	4/10/2037	5.117%	781	780	782
GCCFC_07-GG9	3/10/2039	5.381%	9,000	9,136	9,288
GECMC_05-C3	7/10/2045	4.940%	52	53	54
GFCM_03-1	5/12/2035	5.254%	2,051	1,996	2,167
GMACC_03-C2	5/10/2040	5.444%	6,998	6,993	7,101
GSMS_05-GG4	7/10/2039	4.680%	1,894	1,891	1,913
GSMS_07-EOP	3/6/2020	1.103%	33,809	33,786	33,840
GSMS_07-EOP	3/6/2020	0.483%	10,000	10,011	10,016
GSMS_10-C2	12/10/2043	3.849%	9,502	9,576	10,402
GSMS_11-ALF	2/10/2021	2.716%	35,489	35,664	36,060
GSMS_11-GC5	8/10/2044	2.999%	12,500	12,591	13,339
JPMCC-07-CB19	2/12/2049	5.711%	3,197	3,311	3,508
JPMCC_03-CB7	1/12/2038	4.879%	8,941	9,080	9,178
JPMCC_05-LDP1	3/15/2046	4.853%	3,315	3,323	3,422
JPMCC_05-LDP5	12/15/2044	5.198%	5,044	5,044	5,046
JPMCC_07-CB20	2/12/2051	5.629%	2,383	2,381	2,385
JPMCC_10-C2	11/15/2043	2.749%	8,757	8,813	9,163
JPMCC_10-CNTR	8/5/2032	3.300%	10,313	10,392	11,048
JPMCC_11-C5	8/15/2046	3.149%	5,000	5,041	5,380
JPMCC_11-FL1	11/15/2028	2.109%	17,497	17,657	17,661
JPMCC_11-PLSD	11/13/2044	3.364%	7,195	7,237	7,757
JPMCMFC_03-LN1	10/15/2037	4.134%	584	580	588
LBUBS_05-C7	11/15/2030	5.103%	463	439	463
MLMT_05-CIP1	7/12/2038	4.960%	2,879	2,827	2,933
MSC_11-C1	9/15/2047	2.602%	8,433	8,480	8,649
MSC_11-C3	7/15/2049	3.224%	4,000	4,029	4,309
UBSC_11-C1	1/10/2045	3.187%	9,000	9,117	9,621
WBCMT_05-C17	3/15/2042	5.037%	3,541	3,558	3,582
WFDB_2011-BXR	7/5/2024	3.662%	2,500	2,500	2,554
Total Non-Agency Commercial Mortgage Backed Securities				346,997	355,920
Total Commercial Mortgage Backed Securities				402,877	414,710

ISSUER	MATURITY DATE	COUPON RATE	PRINCIPAL AMOUNT OF BONDS & NOTES OR # of SHARES	AMORTIZED COST (NOTES a & b)	CARRYING VALUE (NOTE a)
CORPORATE DEBT SECURITIES AEROSPACE
L-3 COMMUNICATIONS CORP	11/15/2016	3.950%	29,566	31,948	31,969
Northrop Grumman Corp	11/15/2015	1.850%	2,906	2,939	2,984
Total Aerospace				34,887	34,953

BANKING
WASHINGTON MUTUAL BANK HENDERS	6/15/2011	0.000%	1,500	—	3	(c)(d)
Total Banking				—	3

CABLE
ROGERS CABLE SYSTEMS	6/15/2013	6.250%	1,500	1,502	1,539
Rogers Communications Inc	3/1/2014	6.375%	8,800	9,140	9,375
Total Cable				10,642	10,914

CHEMICALS
Dow Chemical Co/The	5/15/2014	7.600%	3,836	4,053	4,188
Clorox Co/The	1/15/2015	5.000%	2,900	3,143	3,126
Eastman Chemical Co	6/1/2017	2.400%	8,425	8,482	8,705
Total Chemicals				15,678	16,019

CONGLOMERATES/DIVERSIFIED MANUFACTURING
GENERAL ELECTRIC CAP CORP	10/17/2016	3.350%	25,000	26,597	26,835
GENERAL ELECTRIC CAP CORP	7/2/2015	1.625%	7,000	7,067	7,126
Total Conglomerates/Diversified Manufacturing				33,664	33,961

ELECTRONICS/INFORMATION/DATA TECHNOLOGY
SUNGARD DATA	1/15/2014	4.875%	370	363	382
Hewlett-Packard Co	9/15/2016	3.000%	30,000	30,828	30,192
Moog Inc	1/15/2015	6.250%	1,500	1,500	1,501
SAP IRELAND US FINANCIAL SERV	11/15/2017	2.130%	10,000	10,000	9,954
Total Electronics/Information/Data Technology				42,691	42,029

ELECTRIC, GAS & OTHER
APPALACHIAN POWER	2/1/2015	4.950%	14,065	14,979	15,069
APPALACHIAN POWER	5/24/2015	3.400%	15,000	15,145	15,829
ARIZONA PUB SERVICE	5/15/2015	4.650%	647	704	701
ARIZONA PUB SERVICE	6/30/2014	5.800%	1,250	1,311	1,343
ARIZONA PUB SERVICE	8/1/2016	6.250%	1,380	1,621	1,620
CENTERPOINT ENERGY RESOURCES C	1/15/2014	5.950%	8,250	8,550	8,660
COLORADO INTERSTATE GAS CO	3/15/2015	5.950%	1,977	2,131	2,158
COLORADO INTERSTATE GAS CO	11/15/2015	6.800%	18,926	20,477	21,932
CONSOLIDATED NAT GAS CO	3/1/2014	5.000%	9,475	9,823	9,939
CONSUMERS ENERGY COMPANY	10/15/2015	2.600%	10,000	10,176	10,249
CONSUMERS ENERGY COMPANY	2/15/2014	6.000%	2,855	2,989	3,023
CONSUMERS ENERGY COMPANY	3/15/2015	5.000%	1,000	1,054	1,091
DAYTON POWER AND LIGHT COMPANY	10/1/2013	5.125%	5,000	5,134	5,165
DTE Energy Co	6/1/2016	6.350%	1,260	1,433	1,464
DTE Energy Co	5/15/2014	7.625%	8,100	8,764	8,844
Dominion Resources Inc/VA	7/15/2015	5.150%	3,426	3,784	3,782
Duke Energy Corp	4/1/2015	3.350%	7,000	7,164	7,396
INDIANA MICHIGAN POWER	11/15/2014	5.050%	950	1,020	1,018
KERN RIVER FUNDING CORP	4/30/2018	4.893%	14,150	15,661	15,428
KINDER MORGAN ENERGY PARTNERS	2/15/2015	5.625%	17,605	18,937	19,290
METROPOLITAN EDISON	3/15/2013	4.950%	5,000	5,028	5,042
METROPOLITAN EDISON	4/1/2014	4.875%	5,000	5,200	5,239
NEVADA POWER COMPANY	3/15/2016	5.950%	4,000	4,497	4,586
NEXTERA ENERGY CAPITAL HOLDING	6/1/2014	1.611%	1,950	1,973	1,971
NEXTERA ENERGY CAPITAL HOLDING	6/1/2015	1.200%	3,175	3,196	3,198
NISOURCE FINANCE CORPORATION	3/1/2013	6.150%	2,273	2,285	2,292
NISOURCE FINANCE CORPORATION	7/15/2014	5.400%	10,000	10,283	10,709
NORTHWEST PIPELINE	6/15/2016	7.000%	4,280	4,858	5,064
OHIO POWER CO	1/15/2014	4.850%	6,780	6,984	7,058
ONCOR ELECTRIC DELIVERY CO	1/15/2015	6.375%	5,210	5,653	5,750
PG&E Corp	4/1/2014	5.750%	1,630	1,732	1,728
Pacific Gas & Electric Co	3/1/2014	4.800%	10,055	10,494	10,535
SOUTHERN STAR CENTRAL GAS PIPE	6/1/2016	6.000%	9,449	10,480	10,475
TRANS CONTINENTAL GAS PIPELINE	4/15/2016	6.400%	649	726	751
TransAlta Corp	1/15/2015	4.750%	8,600	8,974	9,102
Total Electric, Gas & Other				233,220	237,501

ENERGY
Anadarko Petroleum Corp	9/15/2016	5.950%	5,000	5,333	5,756
Chesapeake Energy Corp	8/15/2017	6.500%	210	209	228
ENCANA HOLDINGS FINANCE CORP	5/1/2014	5.800%	1,109	1,165	1,179
ENTERPRISE PRODUCTS OPERATING	10/15/2014	5.600%	4,893	5,213	5,297
MIDCONTINENT EXPRESS PIPELINE	9/15/2014	5.450%	11,100	11,648	11,629
Marathon Oil Corp	11/1/2015	0.900%	27,625	27,685	27,647
NOBLE HOLDING INTERNATIONAL LTD	3/1/2016	3.050%	19,151	19,828	19,982
PLAINS ALL AMERICAN PIPELINE L	12/15/2013	5.625%	4,400	4,550	4,614
PLAINS ALL AMERICAN PIPELINE L	9/15/2015	3.950%	7,000	7,386	7,543
WEATHERFORD INTERNATIONAL LTD	3/15/2013	5.150%	242	243	244
XTO Energy Inc	2/1/2014	4.900%	1,000	999	1,050
Cenovus Energy Inc	9/15/2014	4.500%	1,575	1,672	1,670
Total Energy				85,931	86,839

FINANCE
WOODSIDE FINANCE	11/10/2014	4.500%	26,288	26,955	27,805
Total Finance				26,955	27,805

FOOD AND DRUG
Kroger Co/The	10/1/2015	3.900%	4,000	4,195	4,316
Total Food and Drug				4,195	4,316

FOOD PROCESSING/BEVERAGES/BOTTLING
BACARDI LIMITED	4/1/2014	7.450%	23,350	25,212	25,192
Beam Inc	6/15/2014	6.375%	1,730	1,852	1,865

ISSUER	MATURITY DATE	COUPON RATE	PRINCIPAL AMOUNT OF BONDS & NOTES OR # of SHARES	AMORTIZED COST (NOTES a & b)	CARRYING VALUE (NOTE a)
ConAgra Foods Inc	9/10/2015	1.350%	5,000	5,017	5,000
DIAGEO CAPITAL PLC	1/15/2014	7.375%	13,503	14,245	14,442
DIAGEO CAPITAL PLC	5/11/2017	1.500%	13,235	13,184	13,422
General Mills Inc	5/16/2014	1.550%	10,000	10,000	10,129
General Mills Inc	10/15/2014	6.190%	20,000	21,922	22,106
Kellogg Co	11/17/2016	1.875%	5,000	5,157	5,136
MARS INC	10/11/2017	2.190%	35,000	35,000	34,785
SABMILLER HOLDINGS INC	1/15/2015	1.850%	16,195	16,534	16,513
Heineken NV	10/1/2015	0.800%	13,800	13,780	13,825
Total Food Processing/Beverages/Bottling				161,903	162,415

HEALTHCARE
AmerisourceBergen Corp	9/15/2015	5.875%	16,934	18,782	19,176
Cardinal Health Inc	6/15/2015	4.000%	3,660	3,841	3,933
ESSILOR INTERNATIONALE	3/15/2017	2.650%	7,500	7,500	7,660
Express Scripts Holding Co	5/15/2016	3.125%	5,000	5,049	5,271
McKesson Corp	2/15/2014	6.500%	1,055	1,099	1,123
WellPoint Inc	1/15/2016	5.250%	3,370	3,657	3,755
WellPoint Inc	9/10/2015	1.250%	14,375	14,456	14,489
Total Healthcare				54,384	55,407

INDUSTRIAL OTHER
GIBRALTAR INDUSTRIES	12/1/2015	8.000%	250	250	253
Nordson Corp	7/26/2017	2.270%	15,000	15,000	15,054
Total Industrial Other				15,250	15,307

MEDIA
BSKYB FINANCE UK PLC	10/15/2015	5.625%	11,960	13,217	13,388
REED ELSEVIER CAPITAL	1/15/2014	7.750%	19,000	19,910	20,346
TCM SUB LLC	1/15/2015	3.550%	32,561	33,023	34,171
Total Media				66,150	67,905

METALS/MINING
INTERNATIONAL STEEL GROUP	4/15/2014	6.500%	15,530	16,200	16,138
VALE OVERSEAS LIMITED	1/23/2017	6.250%	10,750	12,171	12,370
Old AII Inc	6/1/2020	6.000%	4	4	4
Total Metals/Mining				28,375	28,512

PHARMACEUTICALS
ARISTOTLE HOLDING INC	11/21/2014	2.750%	11,400	11,786	11,760
Total Pharmaceuticals				11,786	11,760

PUBLISHING
Thomson Reuters Corp	10/1/2014	5.700%	5,000	5,347	5,405
Total Publishing				5,347	5,405

RAILROADS
CSX Corp	4/1/2015	6.250%	1,099	1,207	1,231
Union Pacific Corp	2/1/2016	7.000%	12,500	14,598	14,565
Total Railroads				15,805	15,796

RESTAURANTS
Yum! Brands Inc	4/15/2016	6.250%	15,700	17,979	17,892
Total Restaurants				17,979	17,892

RETAIL - STORES
Best Buy Co Inc	3/15/2016	3.750%	10,000	9,851	9,350
CONVENIENCE RETAILERS LLC	11/22/2016	2.750%	10,500	10,500	10,829
Total Retail - Stores				20,351	20,179

SERVICES OTHER
Waste Management Inc	3/11/2015	6.375%	1,040	1,144	1,163
Waste Management Inc	9/1/2016	2.600%	11,954	12,141	12,523
Total Services Other				13,285	13,686

TELECOMMUNICATIONS
DEUTSCHE TELEKOM INTERNATIONAL	4/11/2016	3.125%	10,000	10,178	10,577
France Telecom SA	9/14/2016	2.750%	7,500	7,473	7,873
QWEST CORP	6/15/2015	7.625%	510	512	577
TELEFONICA EMISIONES SAU	4/27/2015	3.729%	4,500	4,497	4,623
Vodafone Group PLC	1/30/2015	5.375%	24,065	25,240	26,325
Vodafone Group PLC	12/16/2013	5.000%	10,000	10,224	10,428
Total Telecommunications				58,124	60,403

TRANSPORTATION-OTHER
Wabtec Corp/DE	7/31/2013	6.875%	1,360	1,362	1,397
Total Transportation-Other				1,362	1,397
Total - Corporate Debt Securities				957,964	970,404

STRUCTURED SECURITIES
M LYNCH ELLIOT & PAGE XIV SER 98-E		0.000%	11,000	—	—	(c)(d)
Total Structured Securities				—	—

TOTAL - FIXED MATURITIES				3,418,374	3,424,910

COMMON STOCK
CHEMICALS
LyondellBasell Industries NV			16	82	924
Total - Chemicals				82	924

ISSUER	MATURITY DATE	COUPON RATE	PRINCIPAL AMOUNT OF BONDS & NOTES OR # of SHARES	AMORTIZED COST (NOTES a & b)	CARRYING VALUE (NOTE a)
COMMUNICATIONS
Cumulus Media Inc			22	69	60	(d)
MEDIANEWS GROUP INC			3	41	39	(d)
Tribune Company			13	577	577
MGM HOLDINGS II INC			37	714	1,420	(c)(d)
SuperMedia Inc			2	—	5	(d)
Total - Communications				1,401	2,101

FINANCE
NPF XII INC - ABS			10,000	—	—	(d)
Total - Finance				—	—

GAMING
AFFINITY GAMING LLC (HERBST)			9	87	103	(d)
TROPICANA ENTERTAINMENT LLC			4	—	60	(d)
Total - Gaming				87	163

INDUSTRIAL
Contech Engineered Solutions L			13	297	340	(d)
MARK IV INDUSTRIES			10	115	254	(d)
Total - Industrial				412	594

METALS/MINING
Old AII Inc			5	172	247	(d)
Total - Metals/Mining				172	247

TELECOMMUNICATIONS
Hawaiian Telcom Holdco Inc			3	50	65	(c)(d)
Total - Telecommunications				50	65

TOTAL - COMMON STOCK				2,204	4,094

SYNDICATED LOANS
AIRLINES
UNITED AIR LINES INC	2/1/2014	2.250%	484	484	484
US Airways Group Inc	3/21/2014	2.709%	525	525	525
Total Airlines				1,009	1,009

CABLE
CHARTER COMMUNICATIONS OPERATION	9/6/2016	3.460%	917	917	917
CSC HOLDINGS INC	3/29/2016	1.959%	1,055	1,055	1,055
LodgeNet Interactive Corp	4/4/2014	8.500%	304	304	304
MEDIACOM LLC	1/31/2015	1.690%	1,235	1,219	1,219
Total Cable				3,495	3,495

CHEMICALS
BERRY PLASTICS (BPC HOLDINGS)	4/3/2015	2.209%	2,263	2,198	2,198
MILLENIUM CHEMICALS	5/15/2014	2.612%	177	177	177
CELANESE HOLDINGS LLC	10/31/2016	3.109%	721	720	720
HUNTSMAN INTERNATIONAL LLC	4/19/2017	2.757%	1,180	1,175	1,175
HUNTSMAN INTERNATIONAL LLC	4/19/2017	3.010%	437	433	433
MACDERMID INC	4/12/2014	2.209%	811	797	797
MOMENTIVE SPECIALTY CHEMICALS	5/5/2015	4.000%	396	396	396
MOMENTIVE SPECIALTY CHEMICALS	5/5/2015	4.125%	376	367	367
MOMENTIVE SPECIALTY CHEMICALS	5/5/2015	4.125%	180	180	180
Total Chemicals				6,443	6,443

COMMUNICATIONS
Dex One Corp	10/24/2014	9.000%	357	177	177
ADVANSTAR COMMUNICATIONS	6/2/2014	2.620%	592	488	488
GateHouse Media Inc	8/28/2014	2.210%	1,474	1,474	1,474
MEDIANEWS GROUP INC	3/19/2014	8.500%	20	20	20
PENTON MEDIA INC	8/1/2014	5.000%	145	118	118
SuperMedia Inc	12/31/2015	11.000%	245	137	137
UNIVISION COMMUNICATIONS INC	3/31/2017	4.459%	332	302	302
YELL FINANCE B.V.	7/31/2014	0.000%	1,288	1,277	1,277	(d)
Total Communications				3,993	3,993

ELECTRONICS/INFORMATION/DATA TECHNOLOGY
Acxiom Corp	3/15/2015	3.313%	121	121	121
Freescale Semiconductor Ltd	12/1/2016	4.464%	1,499	1,465	1,465

ISSUER	MATURITY DATE	COUPON RATE	PRINCIPAL AMOUNT OF BONDS & NOTES OR # of SHARES	AMORTIZED COST (NOTES a & b)	CARRYING VALUE (NOTE a)
SABRE INC	9/30/2017	5.959%	284	284	284
Total Electronics/Information/Data Technology				1,870	1,870

ELECTRIC, GAS & OTHER
ENERGY FUTURE HOLDINGS CORP	10/10/2014	3.746%	1,868	1,838	1,838
Total Electric, Gas & Other				1,838	1,838

FINANCE - OTHER
CENGAGE LEARNING (THOMSON)	7/3/2014	2.710%	238	237	237
NUVEEN INVESTMENTS INC	5/13/2017	5.840%	468	465	465
NUVEEN INVESTMENTS INC	5/13/2017	5.841%	400	392	392
SURGICAL CARE AFFILIATES INC	12/29/2014	2.362%	142	142	142
Total Finance - Other				1,236	1,236

FOOD & DRUG
Rite Aid Corp	6/4/2014	1.967%	729	729	729
Total Food & Drug				729	729

FOOD PROCESSING/BEVERAGES/BOTTLING
Dean Foods Co	4/2/2016	3.210%	2,944	2,885	2,885
Total Food Processing/Beverages/Bottling				2,885	2,885

GAMING
VENETIAN CASINO RESORT LLC	11/23/2016	2.710%	471	455	455
VENETIAN CASINO RESORT LLC	11/23/2016	2.710%	95	92	92
Total Gaming				547	547

HEALTHCARE
BIOMET	7/25/2017	3.958%	285	285	285
HCA Inc	5/1/2018	3.459%	1,184	1,181	1,181
Total Healthcare				1,466	1,466

Industrial
Contech Engineered Solutions L	2/7/2017	13.000%	183	183	183
Total Industrial				183	183

LEISURE
AMF BOWLING WORLDWIDE	6/7/2013	0.000%	241	241	241	(d)
ZUFFA LLC	6/19/2015	2.250%	190	190	190
Total Leisure				431	431

PHARMACEUTICALS
CATALENT PHARMA SOLUTIONS INC	9/15/2016	4.209%	689	680	680
Total PHARMACEUTICALS				680	680

RETAIL STORES
MICHAELS STORES INC	7/31/2016	4.838%	437	437	437
Total Retail Stores				437	437

SERVICES - OTHER
ARAMARK CORP	7/26/2016	3.461%	49	49	49
ARAMARK CORP	7/26/2016	3.459%	745	741	741
ARAMARK CORP	7/26/2016	3.461%	27	27	27
ARAMARK CORP	7/26/2016	3.515%	338	333	333
NIELSEN FINANCE LLC	8/9/2013	2.213%	4	4	4
NIELSEN FINANCE LLC	5/2/2016	3.963%	978	976	976
NIELSEN FINANCE LLC	5/2/2016	3.463%	433	429	429
Weight Watchers International	6/30/2016	2.625%	196	194	194
Weight Watchers International	2/24/2019	4.000%	1,027	1,023	1,023
Total Services - Other				3,776	3,776

ISSUER	MATURITY DATE	COUPON RATE	PRINCIPAL AMOUNT OF BONDS & NOTES OR # of SHARES	AMORTIZED COST (NOTES a & b)	CARRYING VALUE (NOTE a)

TELECOMMUNICATIONS
TW TELECOM (TIME WARNER)	12/30/2016	3.460%	1,401	1,393	1,393
Windstream Corp	12/17/2015	3.090%	237	237	237
Total Telecommunications				1,630	1,630

Total - Syndicated Loans (b)				32,648	32,648

Allowance for Loan Losses				(3,084)	(3,084)
TOTAL - SYNDICATED LOANS, NET				29,564	29,564
TOTAL INVESTMENTS IN CASH EQUIVALENTS, FIXED MATURITIES, COMMON STOCK AND SYNDICATED LOANS				$3,531,240	$3,539,666

NOTES

a) Cash equivalents and available-for-sale securities are carried at fair value.  In the absence of quoted market prices, fair values are obtained from third party pricing services, non-binding broker quotes or other model-based valuation techniques. Syndicated loans are carried at amortized cost, less allowance for loan losses.  See notes to the financial statements regarding security valuation.

b) For Federal income tax purposes, the cost of investments is $3.5 billion.

c) Securities written down due to other-than-temporary impairment related to credit losses.

d) Non-Income producing securities.

AMERIPRISE CERTIFICATE COMPANY	SCHEDULE III
Mortgage Loans on Real Estate and Interest Earned on Mortgages
Year Ended December 31, 2012
(Thousands)

Part 1 - Mortgage loans on real estate at end of period

Part 2 - Interest earned on mortgages

						Amount of principal				Average
						unpaid at end of period			Interest	gross rate
							Subject	Amount	due and	of interest
							to	of	accrued	on mortgages
			Number	Prior	Carrying		delinquent	mortgages	at end of	held at end
			of	liens	amount of		interest	being	period	of period
Loan No. Description (a)	Property Location		loans	(b)	mortgages (c),	Total	(d)	foreclosed	(e)	(f)

First mortgages:
Insured by Federal Housing Administration - liens on:
Residential - under $100			—		—	—	—	—		0.000%
Apartment and business - under $100			—		—	—	—	—		0.000%

Total			—		—	—	—	—		0.000%
Partially guaranteed under Serviceman’s
Readjustment Act of 1944, as amended - liens on:
Residential - under $100			—		—	—	—	—		0.000%
Apartment and business - under $100			—		—	—	—	—		0.000%

Total			—		—	—	—	—		0.000%
Other - liens on:
Residential			—		—	—	—	—		0.000%

Apartment and business:
Under $100
$100 to $150
121047157	Tampa	FL	1		100	100	—	—		7.650%
121047256	Rapid City	SD	1		107	107	—	—		6.750%
121047298	Rock Hill	SC	1		139	139	—	—		7.250%
$150 to $200
121047295	Concord	NC	1		192	192	—	—		7.000%
$200 to $250
121047294	Hope Mills	NC	1		246	246	—	—		7.000%
$250 to $300
$300 to $350
$350 to $400
121047289	Newport News	VA	1		384	384	—	—		6.900%
$400 to $450
121047318	Silverdale	WA	1		422	422	—	—		4.410%
$450 to $500
121047255	Forest Lake	MN	1		490	490	—	—		6.830%
Over $500:
121047195	Pharr	TX	1		1,155	1,155	—	—		5.680%
121047196	Pharr	TX	1		2,584	2,584	—	—		5.680%
121047197	Alamo	TX	1		592	592	—	—		5.680%
121047210	West Haven	CT	1		5,279	5,279	—	—		4.250%
121047215	Urbandale	IA	1		1,589	1,589	—	—		3.750%
121047216	Urbandale	IA	1		1,251	1,251	—	—		3.750%
121047230	Houston	TX	1		1,600	1,600	—	—		5.110%
121047262	Fargo	ND	1		7,923	7,923	—	—		5.440%
121047268	Sebring	FL	1		7,303	7,303	—	—		6.000%
121047281	Shaker Heights	OH	1		1,727	1,727	—	—		2.270%
121047329	Omaha	NE	1		934	934	—	—		6.750%
121047342	Tucson	AZ	1		2,306	2,306	—	—		5.250%
121047343	Durham	NC	1		1,918	1,918	—	—		5.000%
121047354	San Diego	CA	1		5,244	5,244	—	—		3.270%
121047356	Wood Dale	IL	1		1,949	1,949	—	—		4.030%
121047357	Wauconda	IL	1		1,413	1,413	—	—		4.030%
121047364	Kansas City	KS	1		1,247	1,247	—	—		3.110%
121087167	Ruskin	FL	1		3,348	3,348	—	—		5.650%
121087168	Riverview	FL	1		1,759	1,759	—	—		5.650%
121087187	Mebane	NC	1		3,072	3,072	—	—		5.690%
121087245	Southport	CT	1		3,108	3,108	—	—		5.750%
121087290	Doraville	GA	1		1,840	1,840	—	—		5.770%
121087313	Orchard Park	NY	1		3,059	3,059	—	—		5.460%
121087320	Kirkland	WA	1		2,950	2,950	—	—		3.560%
121087327	Marietta	GA	1		2,100	2,100	—	—		3.410%
121087337	Issaquah	WA	1		6,478	6,478	—	—		5.330%
121087344	Norcross	GA	1		1,755	1,755	—	—		5.000%
121087345	Henderson	NV	1		6,321	6,321	—	—		4.500%
121087346	Independence	MO	1		1,536	1,536	—	—		4.380%
121087347	Lawrenceville	GA	1		1,492	1,492	—	—		4.650%
121087349	Carlsbad	CA	1		2,116	2,116	—	—		3.600%
121087350	Norwalk	CA	1		4,361	4,361	—	—		4.670%
121087351	Gardena	CA	1		1,782	1,782	—	—		4.450%
121087352	Bedford	NH	1		2,376	2,376	—	—		4.860%
121087353	Beaverton	OR	1		884	884	—	—		4.450%
121087355	Oregon City	OR	1		2,024	2,024	—	—		3.460%
121087358	Philadelphia	PA	1		2,535	2,535	—	—		3.590%
121087359	Apex	NC	1		1,132	1,132	—	—		3.520%
121087360	Sun City Center	FL	1		4,514	4,514	—	—		4.350%
121087361	Oswego	OR	1		4,763	4,763	—	—		3.480%
121087362	Atlanta	GA	1		2,471	2,471	—	—		3.580%
121087363	Springfield	OR	1		1,159	1,159	—	—		3.930%
121087365	Fairfax	VA	1		2,096	2,096	—	—		3.610%
121087366	Murray	UT	1		1,400	1,400	—	—		3.310%
121087368	Norwich	NY	1		3,300	3,300	—	—		3.170%
Total Other			53	—	123,825	123,825	—	—		4.612%

Unallocated Reserve for Losses					2,576

Total First Mortgage Loans on Real Estate			53		$121,249	$123,825

SCHEDULE III

AMERIPRISE CERTIFICATE COMPANY
Mortgage Loans on Real Estate and Interest Earned on Mortgages
Year Ended December 31, 2011
(Thousands)

Part 1 - Mortgage loans on real estate at end of period

Part 2 - Interest earned on mortgages

						Amount of principal				Average
						unpaid at end of period			Interest	gross rate
							Subject	Amount	due and	of interest
							to	of	accrued	on mortgages
			Number	Prior	Carrying		delinquent	mortgages	at end of	held at end
			of	liens	amount of		interest	being	period	of period
Loan No. Description (a)	Property Location		loans	(b)	mortgages (c),	Total	(d)	foreclosed	(e)	(f)

First mortgages:
Insured by Federal Housing Administration - liens on:
Residential - under $100			—		—	—	—	—		0.000%
Apartment and business - under $100			—		—	—	—	—		0.000%

Total			—		—	—	—	—		0.000%
Partially guaranteed under Serviceman’s
Readjustment Act of 1944, as amended - liens on:
Residential - under $100			—		—	—	—	—		0.000%
Apartment and business - under $100			—		—	—	—	—		0.000%

Total			—		—	—	—	—		0.000%
Other - liens on:
Residential			—		—	—	—	—		0.000%

Apartment and business:
Under $100			—		—	—	—	—		0.000%
$100 to $150			—		—	—	—	—		0.000%
$150 to $200			—		—	—	—	—		0.000%
$200 to $250			—		—	—	—	—		0.000%
121047256	Rapid City	SD	1		228	228	—	—		6.750%
121047298	Rock Hill	SC	1		235	235	—	—		7.250%
$250 to $300			—		—	—	—	—		0.000%
$300 to $350			—		—	—	—	—		0.000%
121047295	Concord	NC	1		324	324	—	—		7.000%
$350 to $400			—		—	—	—	—		0.000%
$400 to $450			—		—	—	—	—		0.000%
121047294	Hope Mills	NC	1		417	417	—	—		7.000%
$450 to $500			—		—	—	—	—		0.000%
121047157	Tampa	FL	1		484	484	—	—		7.650%
Over $500:
121047195	Pharr	TX	1	—	1,255	1,255	—	—		5.680%
121047196	Pharr	TX	1	—	2,808	2,808	—	—		5.680%
121047197	Alamo	TX	1	—	643	643	—	—		5.680%
121047210	West Haven	CT	1	—	5,441	5,441	—	—		5.980%
121047214	Plymouth	MN	1	—	8,081	8,081	—	—		5.480%
121047215	Urbandale	IA	1	—	1,794	1,794	—	—		5.550%
121047216	Urbandale	IA	1	—	1,412	1,412	—	—		5.550%
121047224	Plano	TX	1	—	1,797	1,797	—	—		6.000%
121047226	Austin	TX	1	—	1,782	1,782	—	—		5.500%
121047230	Houston	TX	1	—	1,653	1,653	—	—		5.110%
121047255	Forest Lake	MN	1	—	1,106	1,106	—	—		6.830%
121047262	Fargo	ND	1	—	4,474	4,474	—	—		5.820%
121047268	Sebring	FL	1	—	7,453	7,453	—	—		6.000%
121047281	Shaker Heights	OH	1	—	1,727	1,727	—	—		2.270%
121047285	Fort Myers	FL	1	—	1,067	1,067	—	—		6.750%
121047289	Newport News	VA	1	—	668	668	—	—		6.900%
121047318	Silverdale	WA	1	—	983	983	—	—		4.410%
121047320	Kirkland	WA	1	—	2,656	2,656	—	—		6.150%
121047329	Omaha	NE	1	—	964	964	—	—		6.750%
121047342	Tucson	AZ	1	—	2,468	2,468	—	—		5.250%
121087343	Durham	NC	1	—	1,981	1,981	—	—		5.000%
121047354	San Diego	CA	1	—	5,970	5,970	—	—		3.270%
121047355	Oregon City	OR	1	—	2,200	2,200	—	—		3.460%
121047356	Wood Dale	IL	1	—	1,996	1,996	—	—		4.030%
121047357	Wauconda	IL	1	—	1,447	1,447	—	—		4.030%
121087167	Ruskin	FL	1	—	3,650	3,650	—	—		5.650%
121087168	Riverview	FL	1	—	1,918	1,918	—	—		5.650%
121087187	Mebane	NC	1	—	3,164	3,164	—	—		5.690%
121087245	Southport	CT	1	—	3,191	3,191	—	—		5.750%
121087290	Doraville	GA	1	—	1,980	1,980	—	—		5.770%
121087313	Orchard Park	NY	1	—	3,216	3,216	—	—		5.460%
121087327	Marietta	GA	1	—	2,057	2,057	—	—		6.500%
121087337	Issaquah	WA	1	—	6,816	6,816	—	—		5.330%
121087344	Norcross	GA	1	—	1,808	1,808	—	—		6.220%
121087345	Henderson	NV	1	—	6,627	6,627	—	—		6.250%
121087346	Independence	MO	1	—	1,573	1,573	—	—		4.380%
121087347	Lawrencevill	GA	1	—	1,632	1,632	—	—		4.650%
121087348	Grandy	NC	1	—	935	935	—	—		4.250%
121087349	Carlsbad	CA	1	—	2,173	2,173	—	—		3.600%
121087350	Norwalk	CA	1	—	4,460	4,460	—	—		4.670%
121087351	Gardena	CA	1	—	1,947	1,947	—	—		4.450%
121087352	Bedford	NH	1	—	2,429	2,429	—	—		4.860%
121087353	Beaverton	OR	1	—	967	967	—	—		4.450%
121087358	Philadelphia	PA	1	—	2,600	2,600	—	—		3.590%
Total Other			49	—	118,657	118,657	—	—		5.292%

Unallocated Reserve for Losses					2,576

Total First Mortgage Loans on Real Estate			49		$116,081	$118,657

SCHEDULE III

AMERIPRISE CERTIFICATE COMPANY

Mortgage Loans on Real Estate and Interest Earned on Mortgages

Year Ended December 31, 2012

(Thousands)

Part 3 - Location of mortgaged properties

					Amount of principal unpaid at end of period
						Subject
				Carrying		to	Amount of
State in		Number	Prior	amount of		delinquent	mortgages
which mortgaged		of	liens	mortgages		interest	being
property is located		loans	(b)	(c)	Total	(d)	foreclosed

Arizona	AZ	1		2,306	2,306	—	—
California	CA	4		13,503	13,503
Connecticut	CT	2		8,387	8,387	—	—
Florida	FL	5		17,024	17,024	—	—
Georgia	GA	5		9,659	9,659	—	—
Iowa	IA	2		2,840	2,840	—	—
Illinois	IL	2		3,361	3,361	—	—
Kansas	KS	1		1,247	1,247	—	—
Minnesota	MN	1		490	490	—	—
Montana	MO	1		1,536	1,536	—	—
North Carolina	NC	5		6,560	6,560	—	—
North Dakota	ND	1		7,924	7,924	—	—
Nebraska	NE	1		934	934	—	—
New Hampshire	NH	1		2,376	2,376
Nevada	NV	1		6,321	6,321	—	—
New York	NY	2		6,359	6,359	—	—
Ohio	OH	1		1,727	1,727	—	—
Oregon	OR	4		8,829	8,829
Pennsylvania	PA	1		2,535	2,535	—	—
South Carolina	SC	1		139	139	—	—
South Dakota	SD	1		107	107	—	—
Texas	TX	4		5,930	5,930	—	—
Utah	UT	1		1,400	1,400	—	—
Virginia	VA	2		2,480	2,480	—	—
Washington	WA	3		9,851	9,851	—	—
TOTAL		53		123,825	123,825	—	—
Unallocated Reserve for Losses (Accts #1218300090 and #1218300010)				2,576
Total		53		$121,249	$123,825	—	—

NOTES:

(a)  The classification “residential” includes single dwellings only.  Residential multiple dwellings are included in “apartment and business”.

(b)  Real estate taxes and easements, which in the opinion of the Company are not undue burden on the properties,have been excluded from the determination of “prior liens”.

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

(f)  Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense.  In lieu thereof, the average gross interest rates (exclusive of amortization of discounts and premiums) on mortgage loans held at December 31, 2012 are shown by type and class of loan.

The average gross interest rates on mortgage loans held at December 31, 2012, 2011 and 2010 are summarized as follows:

	2012	2011	2010
First mortgages:
Insured by Federal Housing Administration	—%	—%	—%
Partially guaranteed under Servicemen’s Readjustment Act of 1944, as amended	—	—	—
Other	4.612%	5.292%	5.797%
Combined average	4.612%	5.292%	5.797%

(g)  Following is a reconciliation of the carrying amount of mortgage loans for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010

Balance at beginning of period	$116,081	$107,065	$130,283
New loans acquired:
Nonaffiliated companies	—	—	—
Reserve for loss reversal	—	—	—
Total additions	—	—	—
	116,081	107,065	130,283
Deductions during period:
Collections of principal	21,522	21,684	18,739
Purchases and fundings	(26,690)	(30,700)	—
Transfers	—	—	2,900
Reserve for loss	—	—	1,579
Total deductions	(5,168)	(9,016)	23,218
Balance at end of period	$121,249	$116,081	$107,065

(h)  The aggregate cost of mortgage loans for federal income tax purposes at December 31, 2012 was $123,825.

(i)  At December 31, 2012, an unallocated reserve for loss on first mortgage loans of $2,576 is recorded.

Ameriprise Certificate Company	SCHEDULE IV

Real Estate Owned and Rental Income

	Year ended December 31, 2012
	(in thousands)
Classification of property	Initial cost to company	Cost of improvements, etc.	Amount at which carried at close of period	Rents due and accrued at end of period	Total rental income applicable to period	Expended for interest, taxes, repairs and expenses	Net income applicable to period

Apartments and business Plaza 6000 (CO)	$2,087	341	1,927	—	558	651	$(93)

Total	$2,087	341	1,927	—	558	651	$(93)

	Year ended December 31, 2011
	(in thousands)
Classification of property	Initial cost to company	Cost of improvements, etc.	Amount at which carried at close of period	Rents due and accrued at end of period	Total rental income applicable to period	Expended for interest, taxes, repairs and expenses	Net income applicable to period

Apartments and business Plaza 6000 (CO)	$2,087	162	1,749	26	549	619	$(70)

Total	$2,087	162	1,749	26	549	619	$(70)

Rent from properties sold during the period Dearborn (IL)				$—	329	725	$(396)
Total				$—	329	725	$(396)

Reconciliation of real estate owned for the years ended December 31, 2012 and 2011:

Balance at January 1, 2011	$5,117

Additions during period:
Improvements, etc	32

Deductions during period:
Cost of real estate sold	(2,900)
Writedown	(500)

Balance at December 31, 2011	1,749

Additions during period:
Improvements, etc	178

Balance at December 31, 2012	$1,927

Ameriprise Certificate Company	SCHEDULE V

Qualified Assets on Deposit

December 31, 2012

	Investment Securities
	Bonds and		Mortgage
	Notes	Stocks	Loans	Other
Name of Depositary	(a)	(b)	(c)	(d)	Total
Deposits with states or their depositories to meet requirements of statutes and agreements:

Illinois - Secretary of State of Illinois	$50	$—	$—	$—	$50

New Jersey - Commissioner of Banking and Insurance of New Jersey	54	—	—	—	54

Pennsylvania - Treasurer of the State of Pennsylvania	161	—	—	—	161

Texas - Treasurer of the State of Texas	116	—	—	—	116

Total State Deposits to meet requirements of statues and agreements	$381	$—	$—	$—	$381

Total Central Depository - Ameriprise Trust Company	3,499,092	4,094	121,249	29,564	3,653,999

Total Deposits	$3,499,473	$4,094	$121,249	$29,564	$3,654,380

Notes:

(a)  Represents amortized cost of bonds and notes.

(b)  Represents fair value of common stocks.

(c)  Represents unpaid principal balance of mortgage loans less unamortized discounts and reserve for losses.

(d)  Represents cost of warrants and syndicated loans.

AMERIPRISE CERTIFICATE COMPANY	SCHEDULE VI

Certificate Reserves

Part 1 - Summary of Changes

Year ended December 31, 2010

(Thousands)

		Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number									Number
		of					Charged			Credited	of
	Yield	accounts	Amount		Charged	Reserve	to other		Cash	to other	accounts	Amount
	to maturity	with	of	Amount	to profit	payments by	accounts		surrenders	accounts	with	of	Amount
	on an annual	security	maturity	of	and loss	certificate	(per		prior to	(per	security	maturity	of
Description	payment basis	holders	value	reserves	or income	holders	part 2)	Maturities	maturity	part 2)	holders	value	reserves

Installment certificates:
Reserves to mature:
Series 15, includes extended maturities
22A, ” ” ”	3.09 Inst/3.10 Ext.	8	437	431	3	—	1	(15)	(44)	(357)	1	19	19
I-76, ” ” ”	3.35	40	1,126	1,066	23	13	1	(354)	(204)	(86)	17	477	459
Reserve Plus Flex Payment		1	6	3	—	—	—	—	—	—	1	6	3
IC-Q-Ins		31	302	142	—	9	—	(8)	(64)	—	15	142	79
IC-Q-Ins Emp		1	6	1	—	—	—	(1)	—	—	—	—	—
IC-I		33	415	259	—	9	1	(22)	(134)	—	15	216	113
IC-I-Emp		6	216	311	—	1	—	—	(273)	—	4	90	39
Inst		5,922	—	36,267	—	10,044	100	(1,532)	(13,063)	—	4,994	—	31,816
Inst-E		37	—	141	—	81	—	—	(51)	—	30	—	171
RP-Q-Installment		6	54	30	—	—	—	—	(18)	—	4	28	12
RP-Q-Flexible Payment		1	12	11	—	—	—	—	—	—	1	12	11
RP-Q-Ins		3	24	2	—	—	—	—	—	—	2	12	2
RP-I-EMP		—	1	—	—	—	—	—	—	—	—	—	—
Inst-R & RP I95		303	30,399	1,971	—	767	6	(4)	(773)	—	290	52,414	1,967
Inst-R-E		5	648	15	—	6	—	—	(4)	—	5	648	17
Total		6,397	33,646	40,650	26	10,930	109	(1,936)	(14,628)	(443)	5,379	54,064	34,708

Payments made in advance of certificate year requirements and accrued interest thereon:
22A, ” ” ”	3	—	—	20	—	—	—	(2)	(6)	(10)	—	—	2
I-76, ” ” ”	3.5	—	—	104	3	2	—	(22)	(7)	(1)	—	—	79

Total		—	—	124	3	2	—	(24)	(13)	(11)	—	—	81

Additional credits and accrued interest thereon:
” 20, ” ” ”	2.5	—	—	(1)	1	—	—	—	—	—	—	—	—
” 22A, ” ” ”	3	—	—	86	1	—	2	(2)	(9)	(74)	—	—	4
” I-76, ” ” ”	3.5	—	—	214	4	—	3	(82)	(40)	(21)	—	—	78
” IC-I		—	—	1	—	—	—	—	—	(1)	—	—	—
” Inst		—	—	5	99	—	—	—	—	(100)	—	—	4
” RP-I		—	—	1	—	—	—	—	(1)	—	—	—	—
” Inst-R		—	—	(1)	7	—	—	—	—	(6)	—	—	—

Total		—	—	305	112	—	5	(84)	(50)	(202)	—	—	86

Res for accrued 3rd year 2113 - Installment Prod only.		—	—	521	287	(436)	—	—	—	—	—	—	372
Acc int — default I-76 2003/2025	3.5	—	—	1	—	—	—	—	—	(1)	—	—	—
be allowed at next anni (2102)		—	—	—	7	—	—	—	—	(6)	—	—	1

Total		—	—	522	294	(436)	—	—	—	(7)	—	—	373

Total installment certificates		6,397	33,646	41,601	435	10,496	114	(2,044)	(14,691)	(663)	5,379	54,064	35,248

AMERIPRISE CERTIFICATE COMPANY	SCHEDULE VI

Certificate Reserves

Part 1 - Summary of Changes

Year ended December 31, 2010

(Thousands)

		Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number									Number
		of					Charged			Credited	of
	Yield	accounts	Amount		Charged	Reserve	to other		Cash	to other	accounts	Amount
	to maturity	with	of	Amount	to profit	payments by	accounts		surrenders	accounts	with	of	Amount
	on an annual	security	maturity	of	and loss	certificate	(per		prior to	(per	security	maturity	of
Description	payment basis	holders	value	reserves	or income	holders	part 2)	Maturities	maturity	part 2)	holders	value	reserves
Fully paid certificates:
Single-Payment certificates:
SP 82A - 111	3.5	1	2	2	—	—	—	—	(2)	—	—	—	—
IC-2-84 - 115, 116,117,118,119	3.5	3	12	12	—	—	—	(8)	—	—	2	—	4
IC-2-85 - 120,121,122,123.124,125,126,127,128,129,130	3.5	2	20	22	—	—	—	—	—	—	2	10	22
IC-2-86 - 131	3.5	1	2	3	—	—	—	—	(3)	—	—	—	—
IC-2-87 - 132	3.5	1	4	5	—	—	—	—	—	—	1	2	5
IC-2-88 - 133	3.5	15	119	135	—	—	5	(105)	(7)	(28)	—	—	—
Reserve Plus Single Payment - 150		4	17	19	—	—	—	(15)	(3)	—	1	—	1
IC-Flexible Savings (Variable Term) - 165		119,152	1,826,625	1,956,863	—	412,776	24,346	(3,249)	(966,959)	—	94,928	1,309,802	1,423,777
IC-Flexible Savings Emp (VT) - 166		175	1,847	2,745	—	14	38	(311)	(488)	—	128	1,376	1,998
IC-Preferred Investors - 250		4	4,385	4,398	—	295	32	—	(2,834)	—	3	1,877	1,891
IC-1-84 - 170, 171,172,173,174		1	1	4	—	—	—	—	(4)	—	—	—	—
Cash Reserve Variable PMT-3mo. - 662		17,372	92,162	97,321	—	35,283	176	(1,516)	(52,760)	—	14,236	74,485	78,504
IC-Future Value - 155		2	4	4	—	—	—	—	(1)	—	1	3	3
IC-Stock Market - 180		43,547	277,554	313,928	—	65,345	11,868	(5,372)	(95,396)	—	37,696	255,521	290,373
IC-MSC - 181		19,060	296,916	324,985	—	35,964	10,588	—	(68,784)	—	17,238	272,617	302,753

Total		199,340	2,499,669	2,700,446	—	549,677	47,053	(10,576)	(1,187,241)	(28)	164,236	1,915,693	2,099,331

Additional credits and accrued interest thereon:
SP 74 (2030/1 4022)	3.5	—	—	(1)	1	—	—	—	—	—	—	—	—
SP 82A	3.5	—	—	2	—	—	—	—	(2)	—	—	—	—
IC-2-84	3.5	—	—	7	—	—	—	(5)	—	—	—	—	2
IC-2-88	3.5	—	—	4	1	—	—	—	—	(5)	—	—	—
IC-Flexible Savings		—	—	1,588	24,954	—	—	—	(1,461)	(24,360)	—	—	721
IC-Preferred Investors		—	—	2	42	—	—	—	(11)	(32)	—	—	1
IC-FS-EMP		—	—	1	47	—	—	—	(9)	(38)	—	—	1
Cash Reserve Variable Payment-3mo.		—	—	206	394	(319)	—	—	(2)	(176)	—	—	103
IC-Future Value		—	—	8	(1)	—	—	—	(1)	—	—	—	6
IC-Stk Mkt, 2004/16/31-4000/16		—	—	216	148	—	—	—	(8)	(282)	—	—	74
IC-MSC		—	—	69	88	—	—	—	(3)	(134)	—	—	20

Total		—	—	2,102	25,674	(319)	—	(5)	(1,497)	(25,027)	—	—	928

Accrued for additional credits to be allowed at next anniversaries:
SP 75		—	—	(1)	—	—	—	—	—	—	—	—	(1)
IC-2-84 - 2019-4061		—	—	1	—	—	—	(1)	—	—	—	—	—
IC-EISC		—	—	10,864	7,317	—	—	—	(149)	(11,596)	—	—	6,436
IC-AEBI Stock Market		—	—	9,999	6,725	—	—	—	(359)	(10,461)	—	—	5,904

Total		—	—	20,863	14,042	—	—	(1)	(508)	(22,057)	—	—	12,339

Total Single Payment - Non Qualified		199,340	2,499,669	2,723,411	39,716	549,358	47,053	(10,582)	(1,189,246)	(47,112)	164,236	1,915,693	2,112,598

R Series Single-Payment certificates:
R-77 - 910	3.5	8	28	35	—	—	2	—	(8)	—	6	22	29
R-78 - 911	3.5	16	101	119	—	—	6	—	(19)	—	14	86	106
R-79 - 912	3.5	23	143	163	—	—	12	—	(78)	—	14	83	97
R-80 - 913	3.5	16	20	105	—	—	4	—	(6)	—	13	95	103
R-81 - 914	3.5	7	45	42	—	—	2	—	(1)	—	7	44	43
R-82A - 915	3.5	26	135	115	—	—	7	—	(47)	—	20	87	75
RP-Q - 916		82	123	355	—	—	1	—	(48)	—	73	106	308
R-II - 920	3.5	29	207	134	—	—	6	—	(22)	—	26	174	118
RP-2-84 - 921,922,923,924,925	3.5	1	4	3	—	—	—	—	(3)	—	—	—	—
RP-Flexible Savings - 971		50,023	997,000	1,052,961	—	244,523	13,634	(416)	(551,905)	—	38,769	710,726	758,797
RP-Preferred Investors - 950		—	—	(2)	2	—	—	—	—	—	—	—	—
Cash Reserve RP-3 mo. - 972		2,509	14,471	15,424	10	2,250	33	(197)	(5,448)	—	2,068	11,273	12,072
RP-Flexible Savings Emp - 973		74	744	1,030	—	16	17	(7)	(326)	—	53	531	730
RP-Stock Market - 960		10,161	112,835	121,499	—	28,497	4,671	(559)	(45,557)	—	9,231	99,682	108,551
Market Strategy Cert - 961 (section 1-6 from Report 2785-81-RP-STOCK-VB 2001)	0	3,642	91,607	97,936	—	12,159	3,228	(1)	(20,740)	—	3,452	85,733	92,582
D-1 - sum of SERIES D on Summary page - 400 + 990-993		47	3,341	4,238	—	125	39	(16)	(792)	—	36	2,844	3,594

Total		66,664	1,220,806	1,294,157	12	287,570	21,662	(1,196)	(625,000)	—	53,782	911,486	977,205

SCHEDULE VI

AMERIPRISE CERTIFICATE COMPANY
Certificate Reserves
Part 1 - Summary of Changes
Year ended December 31, 2010
(Thousands)

		Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number									Number
		of					Charged			Credited	of
	Yield	accounts	Amount		Charged	Reserve	to other		Cash	to other	accounts	Amount
	to maturity	with	of	Amount	to profit	payments by	accounts		surrenders	accounts	with	of	Amount
	on an annual	security	maturity	of	and loss	certificate	(per		prior to	(per	security	maturity	of
Description	payment basis	holders	value	reserves	or income	holders	part 2)	Maturities	maturity	part 2)	holders	value	reserves

Additional Interest on R-Series Single
Payment Reserves:
R-77	3.5	—	—	1	2	—	—	—	—	(2)	—	—	1
R-78	3.5	—	—	3	6	—	—	—	—	(6)	—	—	3
R-79	3.5	—	—	4	12	—	—	—	(1)	(12)	—	—	3
R-80	3.5	—	—	3	4	—	—	—	—	(4)	—	—	3
R-81	3.5	—	—	2	2	—	—	—	(1)	(2)	—	—	1
R-82A	3.5	—	—	3	6	—	—	—	—	(7)	—	—	2
RP-Q		—	—	—	1	—	—	—	—	(1)	—	—	—
R-II	3.5	—	—	3	6	—	—	—		(6)	—	—	3
RP-2-88	3.5	—	—	1	—	—	—	—	(1)	—	—	—	—
RP-Flexible Savings		—	—	854	13,598	—	—	—	(439)	(13,634)	—	—	379
Cash Reserve RP-3 mo. Plus		—	—	32	76	(61)	—	—	—	(33)	—	—	14
RP-Flexible Savings Emp		—	—	1	16	—	—	—	—	(17)	—	—	—
RP-Stock Market		—	—	69	47	—	—	—	(3)	(89)	—	—	24
Market Strategy Cert (2785-81 RP-STOCK VB 2004/4000 & 2016/2031/4016)		—	—	34	35	—	—	—	—	(58)	—	—	11
D-1 - 400		17	51	(1)	49	—	—	—	(9)	(39)	14	49	—

Total		17	51	1,009	13,860	(61)	—	—	(454)	(13,910)	14	49	444

Accrued for additional credits to be allowed at next anniversaries:
RP-Stock Market		—	—	4,251	2,780	—	—	—	(32)	(4,582)	—	—	2,417
Market Strategy Cert (C2785-81 2019/2102/4061)		—	—	3,001	2,058	—	—	—	(85)	(3,170)	—	—	1,804

Total		—	—	7,252	4,838	—	—	—	(117)	(7,752)	—	—	4,221

Total Single Payment - Qualified		66,681	1,220,857	1,302,418	18,710	287,509	21,662	(1,196)	(625,571)	(21,662)	53,796	911,535	981,870

Paid-up certificates:
“ 15A and 22A	3.5	—	—	35	1	—	—	—	(12)	(7)	—	—	17
“ I-76 - 640	3.5	—	—	816	20	—	92	(396)	(132)	—	—	—	400

Total		—	—	851	21	—	92	(396)	(144)	(7)	—	—	417

Additional credits and accrued interest thereon:
“ 15A and 22A	3	8	35	—	—	—	—	—	—	—	3	17	—
“ I-76	3.5	159	858	67	2	—	—	(27)	(6)	—	89	418	36

Total		167	893	67	2	—	—	(27)	(6)	—	92	435	36
Total paid-up		167	893	918	23	—	92	(423)	(150)	(7)	92	435	453

Optional settlement certificates:
Other series and conversions from Single Payment certificates	2.5-3-3-3.5	—	—	45,263	1,317	—	604	(2,936)	(10,460)	—	—	—	33,788
Series R-II & RP-2-84 thru 88 - Prod 921	3.5	—	—	58	2	—	1	—	(18)	—	—	—	43
Reserve Plus Single-Payment (Prod 150)		—	—	74	—	—	—	—	(6)	—	—	—	68
Reserve Plus Flex-Pay & IC-Q-Inst (Prod 650, 651, 652)		—	—	13	—	—	—	—	(2)	—	—	—	11
Series R-Installment (Prod 980, 981,982)		—	—	24	—	—	—	(2)	—	—	—	—	22
Add’l credits and accrued int. thereon	2.5 - 3	—	—	3,483	94	—	4	(272)	(781)	(112)	—	—	2,416
Accrued for additional credits to be allowed at next anniversaries		—	—	3	3	—	—	—	—	(4)	—	—	2

Total optional settlement		—	—	48,918	1,416	—	609	(3,210)	(11,267)	(116)	—	—	36,350
Due to unlocated cert holders		—	—	131	—	—	32	—	(2)	(13)	—	—	148

Total certificate reserves		272,585	3,755,065	4,117,397	60,300	847,363	69,562	(17,455)	(1,840,927)	(69,573)	223,503	2,881,727	3,166,667

Ameriprise Certificate Company

Certificate Reserves

(In thousands)

December 31, 2010

Part 2 - Descriptions of Additions to Reserves Charged to Other

Accounts and Deductions from Reserves Credited to Other Accounts

Additional credits on installment certificates and accrued interest thereon:
Other additions represent:
Transfers from accruals for additional credits to be allowed at next anniversaries	$6
Reconversions of paid-up certificates-charged to paid-up reserves	2
Transfers from maturities to extended maturities, additional credits/interest and advance payments	107
$115

Other deductions represent:
Transfers to reserves on a quarterly basis for Reserve Plus Flexible- Payment, IC-Q-Installment and R-Flexible-Payment	$107
Conversions to optional settlement certificates-credited to optional settlement reserves	447
Conversions to paid-up certificates-credited to paid-up reserves	100
$654
Accrual for additional credits to be allowed on installment certificates at next anniversaries:
Other deductions represent:
Transfers to reserves for additional credits on installment certificates	$4

Other deductions represent:
Amounts credited to installment certificate reserves to mature, on reconversions of paid-up certificates.	$2

Paid-up certificates:
Other additions represent:
Conversions from installment certificates (charged to installment reserves less surrender charges)	$92

Other deductions represent:
Transfers for accrual for additional credits and accrued interest thereon	$7
Transfers to advance payments as late payments are credited to certificates	1
$8

Optional settlement certificates:
Other additions represent:
Transfers from installment certificate reserves (less surrender charges), single-payment and Series D certificate reserves upon election of optional settlement privileges	$597 7
Transfers from paid-up certificate reserves	4
Transfers from accruals for additional credits to be allowed at next anniversaries	$608

Other deductions represent:	$4
Transfers to reserve for additional credits and accrued interest thereon	113
Transfers to optional settlement reserves	$117

Ameriprise Certificate Company

Certificate Reserves

(In thousands)

December 31, 2010

Part 2 - Descriptions of Additions to Reserves Charged to Other

Accounts and Deductions from Reserves Credited to Other Accounts

Single-Payment certificates:
Other additions represent:
Flexible Savings	$24,346
Flexible Savings-Emp	38
Preferred Investors	32
Cash Reserve	176
Future Value	11,868
Stock Market	10,588
Equity Index Stock Certificate	1
Cash Reserve-RP	33
Cash Reserve-RP-3mo	13,634
Flexible Saving-RP	17
Preferred Investors-RP	4,671
Stock Market-RP	3,228
Transfers from accruals at anniversaries maintained in a separate reserve account.	83
$68,715

Other deductions represent:
Transfers to optional settlement reserves:
Single-Payment	$25,445
Transfers to reserves for additional credits and accrued interest thereon	(83)
Transfers to reserves on a quarterly basis:
Flexible Savings	24,376
Flexible Savings-Emp	38
Preferred Investors	32
Investors	32
Cash Reserve-3mo	177
Stock Market	10
Market Strategy Cert	283
AEBI Stock Market	134
RP-Q	1
Cash Reserve-RP-3mo	33
Flexible Saving-RP	13,634
Flexible Savings-RP-Emp	17
Stock Market-RP	4,671
Transfers to Federal tax withholding	(25)
$68,775

Due to unlocated certificate holders:
Other additions represent:
Amounts equivalent to payments due certificate holders who could not be located	$32

Other deductions represent:
Payments to certificate holders credited to cash	$13

CERTIFICATE RESERVES SCHEDULE VI

AMERIPRISE CERTIFICATE COMPANY, INC.

PART 3

December 31, 2010

PART 3 - INFORMATION REGARDING INSTALLMENT CERTIFICATES

							DEDUCTION FROM RESERVES CASH SURRENDERS PRIOR
	NUMBER OF ACCOUNTS W/ CERTIFICATE HOLDERS		AMOUNT OF MATURITY VALUE		AMOUNT OF RESERVES		TO MATURITY SURRENDER	OTHER
MO’s PAID	2009	2010	2009	2010	2009	2010	2010	2010

1-12	934	381	$13,915	$29,734	$2,321	$1,080	$248	$—
13-24	681	782	3,455	9,278	2,116	3,267	460	—
25-36	467	594	727	3,158	2,030	2,810	193	—
37-48	504	423	489	704	3,257	2,384	148	—
49-60	752	434	2,861	489	5,693	3,390	262	—
61-72	1,001	658	1,155	1,740	7,901	5,451	533	—
73-84	799	752	7,954	561	6,655	5,526	2,538	—
85-96	539	625	566	7,416	4,211	5,104	1,509	—
97-108	317	417	—	56	2,385	3,127	927	—
109-120	274	257	—	—	1,832	1,873	385	—
121-132	2	0	—	—	8	—	367	—
133-144	2	1	—	—	22	1	7	—
145-156	4	0	30	—	25	—	15	—
157-168	4	1	108	—	42	1	23	—
169-180	7	3	101	102	71	33	10	—
181-192	10	4	126	52	58	36	22	—
193-204	6	4	60	66	57	34	14	—
205-216	8	1	180	6	301	1	42	—
217-228	10	6	104	54	46	28	275	—
229-240	10	7	66	76	38	33	16	—
241-252	5	2	78	12	9	2	31	—
253-264	5	0	45	—	42	—	9	—
265-276	1	2	6	12	5	19	9	—
277-288	1	1	12	6	11	5	—	—
289-300	5	1	67	12	39	11	—	—
301-312	0	3	—	41	—	22	18	—
313-324	3	0	18	—	11	—	—	—
325-336	1	3	15	18	14	11	—	—
337-348	17	1	484	15	446	14	—	—
349-360	22	15	618	437	602	426	219	86
361-372	1	0	19	—	18	—	—	—
373-384	5	1	386	19	385	19	29	357

TOTAL - ALL SERIES	6,397	5,379	$33,646	$54,064	$40,650	$34,708	$8,307	$443

SCHEDULE VI

AMERIPRISE CERTIFICATE COMPANY
Certificate Reserves
Part 1 - Summary of Changes
Year ended December 31, 2011
(Thousands)

		Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number									Number
		of					Charged			Credited	of
	Yield	accounts	Amount		Charged	Reserve	to other		Cash	to other	accounts	Amount
	to maturity	with	of	Amount	to profit	payments by	accounts		surrenders	accounts	with	of	Amount
	on an annual	security	maturity	of	and loss	certificate	(per		prior to	(per	security	maturity	of
Description	payment basis	holders	value	reserves	or income	holders	part 2)	Maturities	maturity	part 2)	holders	value	reserves

Installment certificates:
Reserves to mature:
Series 15, includes extended maturities
22A, “ “ “	3.09 Inst/3.10 Ext.	1	19	19	—	—	—	—	—	(19)	—	—	—
I-76, “ “ “	3.35	17	477	459	8	4	—	(329)	(49)	(43)	3	55	50
Reserve Plus Flex Payment		1	6	3	—	—	—	—	—	—	1	6	3
IC-Q-Ins		15	142	79	—	5	—	(30)	(7)	—	8	96	47
IC-I		15	216	113	—	8	—	—	(29)	—	11	147	92
IC-I-Emp		4	90	39	—	2	—	—	—	—	4	90	41
Inst		4,994	—	31,816	—	10,182	95	(1,715)	(10,249)	—	4,203	—	30,129
Inst-E		30	—	171	—	63	—	—	(95)	—	24	—	139
RP-Q-Installment		4	28	12	—	—	—	—	(4)	—	3	22	8
RP-Q-Flexible Payment		1	12	11	—	—	—	—	—	—	1	12	11
RP-Q-Ins		2	12	2	—	—	—	—	—	—	2	12	2
Inst-R & RP I95		290	52,414	1,967	—	769	7		(699)	—	305	52,918	2,044
Inst-R-E		5	648	17	—	7	—		(1)	—	5	648	23
Total		5,379	54,064	34,708	8	11,040	102	(2,074)	(11,133)	(62)	4,570	54,006	32,589

Payments made in advance of certificate year requirements and accrued interest thereon:
22A, “ “ “	3	—	—	2	—	—	—	—	—	(2)	—	—	—
I-76, “ “ “	3.5	—	—	79	1	—	—	(77)	—	(3)	—	—	—

Total		—	—	81	1	—	—	(77)	—	(5)	—	—	—

Additional credits and accrued interest thereon:
“ 22A, “ “ “	3	—	—	4	—	—	—	—	—	(4)	—	—	—
“ I-76, “ “ “	3.5	—	—	78	1	—	2	(60)	(6)	(10)	—	—	5
“ Inst		—	—	4	96	—	—	—	—	(95)	—	—	5
“ Inst-R		—	—	—	7	—	—	—	—	(7)	—	—	—

Total		—	—	86	104	—	2	(60)	(6)	(116)	—	—	10

Res for accrued 3rd year 2113 - Installment Prod only.		—	—	372	265	(348)	—	—	—	—	—	—	289
Accrued for add’l credits to be allowed at next anni (2102)		—	—	1	1	—	—	—	—	(2)	—	—	—

Total		—	—	373	266	(348)	—	—	—	(2)	—	—	289

Total installment certificates		5,379	54,064	35,248	379	10,692	104	(2,211)	(11,139)	(185)	4,570	54,006	32,888

SCHEDULE VI

AMERIPRISE CERTIFICATE COMPANY
Certificate Reserves
Part 1 - Summary of Changes
Year ended December 31, 2011
(Thousands)

		Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number									Number
		of					Charged			Credited	of
	Yield	accounts	Amount		Charged	Reserve	to other		Cash	to other	accounts	Amount
	to maturity	with	of	Amount	to profit	payments by	accounts		surrenders	accounts	with	of	Amount
	on an annual	security	maturity	of	and loss	certificate	(per		prior to	(per	security	maturity	of
Description	payment basis	holders	value	reserves	or income	holders	part 2)	Maturities	maturity	part 2)	holders	value	reserves

Fully paid certificates:
Single-Payment certificates:
IC-2-84 - 115, 116,117,118,119	3.5	2	—	4	—	—	—	—	—	—	2	4	4
IC-2-85 - 120,121,122,123.124,125,126,127,128,129,130	3.5	2	10	22	—	—	—	—	—	—	2	20	22
IC-2-87 - 132	3.5	1	2	5	—	—	—	—	—	—	1	4	5
Reserve Plus Single Payment - 150		1	—	1	—	—	—	—	(1)	—	—	—	—
IC-Flexible Savings (Variable Term) - 165		94,928	1,309,802	1,423,777	—	374,974	14,139	(2,015)	(563,679)	—	82,028	1,160,441	1,247,196
IC-Flexible Savings Emp (VT) - 166		128	1,376	1,998	—	38	18	(335)	(263)	—	111	1,063	1,456
IC-Preferred Investors - 250		3	1,877	1,891	—	1,135	9	—	(2,461)	—	2	558	574
Cash Reserve Variable PMT-3mo. - 662		14,236	74,485	78,504	—	31,105	214	(1,234)	(40,591)	—	12,201	65,211	67,998
IC-Future Value - 155		1	3	3	—	—	—	—	—	—	1	3	3
IC-Stock Market - 180		37,696	255,521	290,373	—	48,676	6,106	(7,573)	(75,330)	—	32,110	233,991	262,252
IC-MSC - 181		17,238	272,617	302,753	—	36,152	5,466	—	(56,901)	—	15,508	258,705	287,470

Total		164,236	1,915,693	2,099,331	—	492,080	25,952	(11,157)	(739,226)	—	141,966	1,720,000	1,866,980

Additional credits and accrued interest thereon:
IC-2-84	3.5	—	—	2	—	—	—	—	—	—	—	—	2
IC-Flexible Savings		—	—	721	14,795	—	—	—	(816)	(14,152)	—	—	548
IC-Preferred Investors		—	—	1	14	—	—	—	(6)	(9)	—	—	—
IC-FS-EMP		—	—	1	22	—	—	—	(4)	(18)	—	—	1
Cash Reserve Variable Payment-3mo.		—	—	103	247	(121)	—	—	(2)	(214)	—	—	13
IC-Future Value		—	—	6	1	—	—	—	—	—	—	—	7
IC-Stk Mkt, 2004/16/31-4000/16		—	—	74	84	—	—	—	(9)	(100)	—	—	49
IC-MSC		—	—	20	61	—	—	—	(1)	(62)	—	—	18

Total		—	—	928	15,224	(121)	—	—	(838)	(14,555)	—	—	638

Accrued for additional credits to be allowed at next anniversaries:
SP 75		—	—	(1)	—	—	—	—	—	—	—	—	(1)
IC-EISC		—	—	6,436	906	—	—	—	(122)	(6,013)	—	—	1,207
IC-AEBI Stock Market		—	—	5,904	1,032	—	—	—	(196)	(5,409)	—	—	1,331

Total		—	—	12,339	1,938	—	—	—	(318)	(11,422)	—	—	2,537

Total Single Payment - Non Qualified		164,236	1,915,693	2,112,598	17,162	491,959	25,952	(11,157)	(740,382)	(25,977)	141,966	1,720,000	1,870,155

R Series Single-Payment certificates:
R-77 - 910	3.5	6	22	29	—	—	1	—	(10)	—	4	14	20
R-78 - 911	3.5	14	86	106	—	—	9	—	(55)	—	8	48	60
R-79 - 912	3.5	14	83	97	—	—	7	—	(48)	—	8	46	56
R-80 - 913	3.5	13	95	103	—	—	12	—	(66)	—	8	44	49
R-81 - 914	3.5	7	44	43	—	—	1	—	(8)	—	6	36	36
R-82A - 915	3.5	20	87	75	—	—	3	—	(1)	—	20	85	77
RP-Q - 916		73	106	308	—	—	1	—	(35)	—	67	94	274
R-II - 920	3.5	26	174	118	—	—	8	—	(40)	—	18	121	86
RP-Flexible Savings - 971		38,769	710,726	758,797	—	195,021	7,720	(249)	(318,669)	—	33,623	610,539	642,620
Cash Reserve RP-3 mo. - 972		2,068	11,273	12,072	—	1,638	35	(22)	(3,564)	—	1,797	9,518	10,159
RP-Flexible Savings Emp - 973		53	531	730	—	5	10	(6)	(131)	—	42	449	608
RP-Stock Market - 960		9,231	99,682	108,551	—	20,025	2,338	(455)	(31,098)	—	8,342	91,469	99,361
Market Strategy Cert - 961 (section 1-6 from Report 2785-81-RP-STOCK-VB 2001)		3,452	85,733	92,582	—	9,892	1,679	—	(19,119)	—	3,214	78,756	85,034
D-1 - sum of SERIES D on Summary page - 400 + 990-993		36	2,844	3,594	—	—	30	(71)	(498)	—	27	2,464	3,055

Total		53,782	911,486	977,205	—	226,581	11,854	(803)	(373,342)	—	47,184	793,683	841,495

AMERIPRISE CERTIFICATE COMPANY
Certificate Reserves	SCHEDULE VI
Part 1 - Summary of Changes
Year ended December 31, 2011
(Thousands)

		Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number									Number
		of					Charged			Credited	of
	Yield	accounts	Amount		Charged	Reserve	to other		Cash	to other	accounts	Amount
	to maturity	with	of	Amount	to profit	payments by	accounts		surrenders	accounts	with	of	Amount
	on an annual	security	maturity	of	and loss	certificate	(per		prior to	(per	security	maturity	of
Description	payment basis	holders	value	reserves	or income	holders	part 2)	Maturities	maturity	part 2)	holders	value	reserves
Additional Interest on R-Series Single Payment Reserves:
R-77	3.5	—	—	1	2	—	—	—	—	(1)	—	—	2
R-78	3.5	—	—	3	9	—	—	—	(1)	(9)	—	—	2
R-79	3.5	—	—	3	6	—	—	—	—	(7)	—	—	2
R-80	3.5	—	—	3	11	—	—	—	(1)	(12)	—	—	1
R-81	3.5	—	—	1	1	—	—	—	—	(1)	—	—	1
R-82A	3.5	—	—	2	3	—	—	—	—	(3)	—	—	2
RP-Q		—	—	—	1	—	—	—	—	(1)	—	—	—
R-II	3.5	—	—	3	7	—	—	—	—	(8)	—	—	2
RP-Flexible Savings		—	—	379	7,856	—	—	—	(238)	(7,720)	—	—	277
Cash Reserve RP-3 mo. Plus		—	—	14	41	(17)	—	—	—	(35)	—	—	3
RP-Flexible Savings Emp		—	—	—	10	—	—	—	—	(10)	—	—	—
RP-Stock Market		—	—	24	29	—	—	—	(2)	(34)	—	—	17
Market Strategy Cert (2785-81 RP-STOCK VB 2004/4000 & 2016/2031/4016)		—	—	11	21	—	—	—	—	(22)	—	—	10
D-1 - 400		14	49	—	37	—	—	—	(8)	(30)	13	48	(1)

Total		14	49	444	8,034	(17)	—	—	(250)	(7,893)	13	48	318

Accrued for additional credits to be allowed at next anniversaries:
RP-Stock Market		—	—	2,417	329	—	—	—	(11)	(2,304)	—	—	431
Market Strategy Cert (C2785-81 2019/2102/4061)		—	—	1,804	295	—	—	—	(49)	(1,656)	—	—	394

Total		—	—	4,221	624	—	—	—	(60)	(3,960)	—	—	825

Total Single Payment - Qualified		53,796	911,535	981,870	8,658	226,564	11,854	(803)	(373,652)	(11,853)	47,197	793,731	842,638

Paid-up certificates:
“ 15A and 22A	3.5	—	—	17	—	—	—	(15)	(2)	—	—	—	—
“ I-76 - 640	3.5	—	—	400	11	—	—	(148)	(34)	—	—	—	229

Total		—	—	417	11	—	—	(163)	(36)	—	—	—	229

Additional credits and accrued interest thereon:
“ 15A and 22A	3	3	17	—	—	—	—	—	—	—	—	—	—
“ I-76	3.5	89	418	36	1	—	—	(16)	(4)	—	40	234	17

Total		92	435	36	1	—	—	(16)	(4)	—	40	234	17

Total paid-up		92	435	453	12	—	—	(179)	(40)	—	40	234	246

Other series and conversions from Single Payment certificates	2.5-3-3-3.5	—	—	33,788	999	—	183	(1,930)	(3,380)	—	—	—	29,660
Series R-II & RP-2-84 thru 88 - Prod 921	3.5	—	—	43	4	—	—	—	—	—	—	—	47
Reserve Plus Single-Payment (Prod 150)		—	—	68	—	—	—	—	(18)	—	—	—	50
Reserve Plus Flex-Pay & IC-Q-Inst (Prod 650, 651, 652)		—	—	11	—	—	—	—	—	—	—	—	11
Series R-Installment (Prod 980, 981,982)		—	—	22	—	—	—	(3)	—	—	—	—	19
Add’l credits and accrued int. thereon	2.5-3	—	—	2,416	70	—	3	(101)	(203)	(101)	—	—	2,084
Accrued for additional credits to be allowed at next anniversaries		—	—	2	1	—	—	—	—	(3)	—	—	—

Total optional settlement		—	—	36,350	1,074	—	186	(2,034)	(3,601)	(104)	—	—	31,871

Due to unlocated cert holders		—	—	148	—	—	34	—	—	(43)	—	—	139

Total certificate reserves		223,503	2,881,727	3,166,667	27,285	729,215	38,130	(16,384)	(1,128,814)	(38,162)	193,773	2,567,971	2,777,937

Ameriprise Certificate Company
Certificate Reserves
(In thousands)
December 31, 2011

Part 2 - Descriptions of Additions to Reserves Charged to Other

Accounts and Deductions from Reserves Credited to Other Accounts

Additional credits on installment certificates and accrued interest thereon:
Other additions represent:
Transfers from accruals for additional credits to be allowed at next anniversaries	$2
Transfers from maturities to extended maturities, additional credits/interest and advance payments	103
$105
Other deductions represent:
Transfers to reserves on a quarterly basis for Reserve Plus Flexible- Payment, IC-Q-Installment and R-Flexible-Payment	$103
Conversions to optional settlement certificates-credited to optional settlement reserves	77
Conversions to paid-up certificates-credited to paid-up reserves	5
$185
Accrual for additional credits to be allowed on installment certificates at next anniversaries:
Other deductions represent:
Transfers to reserves for additional credits on installment certificates	$2

Optional settlement certificates:
Other additions represent:
Transfers from installment certificate reserves (less surrender charges), single-payment and Series D certificate reserves upon election of optional settlement privileges	$181
Transfers from accruals for additional credits to be allowed at next anniversaries	3
$184
Other deductions represent:
Transfers to reserve for additional credits and accrued interest thereon	$3
Transfers to optional settlement reserves	101
$104
Single-Payment certificates:
Other additions represent:
Flexible Savings	$14,139
Flexible Savings-Emp	18
Preferred Investors	9
Cash Reserve-3mo	214
Stock Market	6,106
Market Strategy	5,466
RP-Q	1
Cash Reserve-RP-3mo	35
Flexible Saving-RP	7,720
Flexible Savings-RP-Emp	10
Stock Market-RP	2,338
Market Strategy-RP	1,679
Transfers from accruals at anniversaries maintained in a separate reserve account.	72
$37,807

Ameriprise Certificate Company
Certificate Reserves
(In thousands)
December 31, 2011

Part 2 - Descriptions of Additions to Reserves Charged to Other

Accounts and Deductions from Reserves Credited to Other Accounts

Single-Payment certificates continued:
Other deductions represent:
Transfers to optional settlement reserves:
Single-Payment	$13,234
Transfers to reserves for additional credits and accrued interest thereon	(72)
Flexible Savings	14,164
Flexible Savings-Emp	18
Preferred Investors	9
Investors	9
Cash Reserve-3mo	214
Stock Market	6
Market Strategy Cert	100
AEBI Stock Market	62
RP-Q	1
Cash Reserve-RP-3mo	35
Flexible Saving-RP	7,720
Flexible Savings-RP-Emp	10
Stock Market-RP	2,338
Transfers to Federal tax withholding	(19)
$37,829

Due to unlocated certificate holders:
Other additions represent:
Amounts equivalent to payments due certificate holders who could not be located	$34

Other deductions represent:
Payments to certificate holders credited to cash	$42

AMERIPRISE CERTIFICATE COMPANY, INC.	CERTIFICATE RESERVES SCHEDULE VI
PART 3
December 31, 2011
PART 3 - INFORMATION REGARDING INSTALLMENT CERTIFICATES

							DEDUCTION FROM
							RESERVES CASH
							SURRENDERS PRIOR
	NUMBER OF ACCOUNTS W/						TO MATURITY
	CERTIFICATE HOLDERS		AMOUNT OF MATURITY VALUE		AMOUNT OF RESERVES		SURRENDER	OTHER
MO’s PAID	2010	2011	2010	2011	2010	2011	2011	2011

1-12	381	323	$29,734	$10,677	$1,080	$1,900	$945	$—
13-24	782	274	9,278	29,178	3,267	1,124	254
25-36	594	676	3,158	3,305	2,810	4,120	478	—
37-48	423	534	704	1,314	2,384	3,465	191	—
49-60	434	387	489	704	3,390	2,659	163	—
61-72	658	376	1,740	489	5,451	3,445	290	—
73-84	752	499	561	1,655	5,526	4,198	1,412	—
85-96	625	628	7,416	324	5,104	4,608	944	—
97-108	417	512	56	5,984	3,127	4,312	607	—
109-120	257	328	—	—	1,873	2,551	425	—
121-132	—	3	—	—	—	—	352	—
133-144	1	—	—	—	1	—	—	—
145-156	—	1	—	—	—	1	—	—
157-168	1	—	—	—	1	—	—	—
169-180	3	1	102	—	33	1	—	—
181-192	4	2	52	72	36	23	10	—
193-204	4	3	66	28	34	24	12	—
205-216	1	4	6	66	1	35	—	—
217-228	6	1	54	6	28	1	—	—
229-240	7	4	76	42	33	21	8	—
241-252	2	1	12	36	2	1	5	—
253-264	—	2	—	12	—	2	—	—
265-276	2	—	12	—	19	—	—	—
277-288	1	2	6	12	5	20	—	—
289-300	1	1	12	6	11	5	—	—
301-312	3	1	41	12	22	11	—	—
313-324	—	3	—	41	—	24	—	—
325-336	3	—	18	—	11	—	—	—
337-348	1	2	15	12	14	8	3	—
349-360	15	2	437	31	426	30	49	43
361-372	—	—	—	—	—	—	—	—
373-384	1	—	19	—	19	—	—	19

TOTAL - ALL SERIES	5,379	4,570	$54,064	$54,006	$34,708	$32,589	$6,148	$62

AMERIPRISE CERTIFICATE COMPANY	SCHEDULE VI
Certificate Reserves
Part 1 - Summary of Changes
Year ended December 31, 2012
(Thousands)

		Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number									Number
		of					Charged			Credited	of
	Yield	accounts	Amount		Charged	Reserve	to other		Cash	to other	accounts	Amount
	to maturity	with	of	Amount	to profit	payments by	accounts		surrenders	accounts	with	of	Amount
	on an annual	security	maturity	of	and loss	certificate	(per		prior to	(per	security	maturity	of
Description	payment basis	holders	value	reserves	or income	holders	part 2)	Maturities	maturity	part 2)	holders	value	reserves
Installment Certificates:
Reserves to Mature:
I-76, “ “ “	3.35	3	55	50	1	—	—	(31)	—	—	1	25	20
Reserve Plus Flex Payment		1	6	3	—	—	—	—	—	—	1	6	3
IC-Q-IN		8	96	47	—	2	—	(12)	(26)	—	3	48	11
IC-I		11	147	92	—	7	—	(12)	(49)	—	4	59	38
IC-I-EMP		4	90	41	—	1	—	—	(32)	—	1	6	10
Inst I95		4,203	—	30,129	1	6,918	93	(1,942)	(9,508)	—	3,437	—	25,691
Inst-E		24	—	139	—	129	—	—	(60)	—	21	—	208
RP-Q-Installment		3	22	8	—	—	—	—	—	—	3	22	8
RP-Q-Flexible Payment		1	12	11	—	—	—	—	—	—	1	12	11
RP-Q-Ins		2	12	2	—	—	—	—	—	—	2	12	2
Inst-R		305	52,918	2,044	—	994	8	(30)	(851)	—	321	64,605	2,165
Inst-R-E		5	648	23	—	7	—	—	(10)	—	3	42	20

Total		4,570	54,006	32,589	2	8,058	101	(2,027)	(10,536)	—	3,798	64,837	28,187

Additional credits and accrued interest thereon: 2030,31
“ I-76, “ “ “	3.5	—	—	5	—	—	—	(2)	—	—	—	—	3
“ Inst I95		—	—	5	88	—	—	—	—	(93)	—	—	—
“ Inst-R		—	—	—	8	—	—	—	—	(8)	—	—	—

Total		—	—	10	96	—	—	(2)	—	(101)	—	—	3

Res for accrued 3rd year 2113 - Installment Prod only.		—	—	289	226	(277)	—	—	—	—	—	—	238

Total		—	—	289	226	(277)	—	—	—	—	—	—	238

Total Installment Certificates		4,570	54,006	32,888	324	7,781	101	(2,029)	(10,536)	(101)	3,798	64,837	28,428

Single Pay - Non Qualified Certificates
Single-Payment certificates:
IC-2-84 - 115, 116,117,118,119	3.5	2	4	4	—	—	—	—	—	—	2	4	4
IC-2-85 - 120,121,122,123.124,125,126,127,128,129,130	3.5	2	20	22	—	—	—	—	—	—	2	20	22
IC-2-87 - 132	3.5	1	4	5	—	—	—	—	—	—	1	4	5
IC-Flexible Savings (Variable Term) - 165		82,028	1,160,441	1,247,196	—	427,738	12,597	(1,297)	(389,305)	—	74,728	1,219,154	1,296,929
IC-Flexible Savings Emp (VT) - 166		111	1,063	1,456	—	7	11	(224)	(164)	—	77	805	1,086
IC-Preferred Investors - 250		2	558	574	—	—	2	—	—	—	2	558	576
Cash Reserve Variable PMT-3mo. - 662		12,201	65,211	67,998	—	865,575	1,132	(635)	(164,990)	—	24,974	765,998	769,080
IC-Future Value - 155		1	3	3	—	—	—	—	—	—	1	3	3
IC-Stock Market - 180		32,110	233,991	262,252	—	32,154	3,872	(6,544)	(65,076)	—	26,770	204,200	226,658
IC-MSC - 181		15,508	258,705	287,470	—	32,652	3,742	—	(47,466)	—	14,229	249,543	276,398

Total		141,966	1,720,000	1,866,980	—	1,358,126	21,356	(8,700)	(667,001)	—	140,786	2,440,289	2,570,761

Additional credits and accrued interest thereon:
IC-2-84	3.5	—	—	2	—	—	—	—	—	—	—	—	2
IC-Flexible Savings		—	—	548	13,232	—	—	—	(630)	(12,609)	—	—	541
IC-Preferred Investors		—	—	—	4	—	—	—	(1)	(2)	—	—	1
IC-FS-EMP		—	—	1	14	—	—	—	(3)	(11)	—	—	1
Cash Reserve Variable Payment-3mo.		—	—	13	1,290	—	—	—	(10)	(1,134)	—	—	159
IC-Future Value		—	—	7	1	—	—	—	—	—	—	—	8

IC-Stk Mkt, 2004/16/31-4000/16		—	—	49	72	—	—	—	(6)	(79)	—	—	36
IC-MSC		—	—	18	57	—	—	—	(1)	(57)	—	—	17

Total		—	—	638	14,670	—	—	—	(651)	(13,892)	—	—	765

Accrued for additional credits to be allowed at next anniversaries:
SP 75		—	—	(1)	—	—	—	—	—	—	—	—	(1)
IC-Stock		—	—	1,207	5,788	—	—	—	(83)	(3,798)	—	—	3,114
IC-Market Strategy Certificate - Part Int 2019/2102/4061 (SEC 5 from C2785-81)		—	—	1,331	5,838	—	—	—	(118)	(3,688)	—	—	3,363

Total		—	—	2,537	11,626	—	—	—	(201)	(7,486)	—	—	6,476

Total Single Pay - Non Qualified Certificates		141,966	1,720,000	1,870,155	26,296	1,358,126	21,356	(8,700)	(667,853)	(21,378)	140,786	2,440,289	2,578,002

R-Series Single Pay - Qualified Certificates
R-77 - 910	3.5	4	14	20	—	—	1	—	(4)	—	3	12	17
R-78 - 911	3.5	8	48	60	—	—	2	—	(7)	—	7	43	55
R-79 - 912	3.5	8	46	56	—	—	2	—	(3)	—	6	44	55
R-80 - 913	3.5	8	44	49	—	—	2	—	(22)	—	5	26	29
R-81 - 914	3.5	6	36	36	—	—	1	—	(1)	—	5	34	36
R-82A - 915	3.5	20	85	77	—	—	3	—	(4)	—	19	82	76
RP-Q - 916		67	94	274	—	—	1	—	(19)	—	62	87	256
R-II - 920	3.5	18	121	86	—	—	3	—	(4)	—	16	116	85
RP-Flexible Savings - 971		33,623	610,539	642,620	—	159,276	6,468	(59)	(197,934)	—	30,392	582,586	610,371
Cash Reserve RP-3 mo. - 972		1,797	9,518	10,159	—	112,573	166	(98)	(24,204)	—	3,985	98,032	98,596
RP-Flexible Savings Emp - 973		42	449	608	—	—	6	—	(117)	—	34	381	497
RP-Stock Market - 960		8,342	91,469	99,361	—	13,194	1,510	(421)	(25,317)	—	7,477	81,582	88,327
Market Strategy Cert - 961		3,214	78,756	85,034	—	9,267	1,112	—	(17,514)	—	2,974	72,388	77,899
D-1 - sum of SERIES D on Summary page - 400 + 990-993		27	2,464	3,055	—	174	25	—	(607)	—	23	2,198	2,647

Total		47,184	793,683	841,495	—	294,484	9,302	(578)	(265,757)	—	45,008	837,611	878,946

Additional Interest on R-Series Single Payment Reserves:
R-77	3.5	—	—	2	1	—	—	—	—	(1)	—	—	2
R-78	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
R-79	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
R-80	3.5	—	—	1	1	—	—	—	—	(2)	—	—	—
R-81	3.5	—	—	1	1	—	—	—	—	(1)	—	—	1
R-82A	3.5	—	—	2	3	—	—	—	—	(3)	—	—	2
RP-Q		—	—	—	1	—	—	—	—	(1)	—	—	—
R-II	3.5	—	—	2	3	—	—	—	—	(3)	—	—	2
RP-Flexible Savings		—	—	277	6,618	—	—	—	(178)	(6,468)	—	—	249
Cash Reserve RP-3 mo.		—	—	3	184	—	—	—	(1)	(166)	—	—	20
RP-Flexible Savings Emp		—	—	—	6	—	—	—	—	(6)	—	—	—
RP-Stock Market		—	—	17	25	—	—	—	(1)	(27)	—	—	14
Market Strategy Cert		—	—	10	19	—	—	—	—	(20)	—	—	9
D-1 - 400		13	48	(1)	32	—	—	—	(6)	(25)	12	48	—

Total		13	48	318	6,898	—	—	—	(186)	(6,727)	12	48	303

Accrued for additional credits to be allowed at next anniversaries
RP-Stock Market		—	—	431	2,284	—	—	—	(6)	(1,483)	—	—	1,226
Market Strategy Cert		—	—	394	1,687	—	—	—	(33)	(1,092)	—	—	956

Total		—	—	825	3,971	—	—	—	(39)	(2,575)	—	—	2,182

Total R-Series Single Pay - Qualified Certificates		47,197	793,731	842,638	10,869	294,484	9,302	(578)	(265,982)	(9,302)	45,020	837,659	881,431

Fully Paid Up Certificates
Paid-up certificates: 2060, 62, 63
“ I-76 - 640	3.5	—	—	229	4	—	—	(170)	(1)	—	—	—	62

Total		—	—	229	4	—	—	(170)	(1)	—	—	—	62

Additional credits and accrued interest thereon:
“ I-76	3.5	40	234	17	—	—	—	(12)	—	—	14	64	5

Total		40	234	17	—	—	—	(12)	—	—	14	64	5

Total Fully Paid-up Certificates		40	234	246	4	—	—	(182)	(1)	—	14	64	67

Optional Settlement Certificates
Other series and conversions from Single Payment Certificates	2.5-3-3-3.5	—	—	29,660	893	—	57	(2,258)	(2,165)	—	—	—	26,187
Series R-II & RP-2-84 - 88 - Prod 921	3.5	—	—	47	2	—	—	(3)	—	—	—	—	46
Reserve Plus Single-Payment (Prod 150)		—	—	50	—	—	—	(11)	(11)	—	—	—	28
Reserve Plus Flex-Pay & IC-Q-Inst (Prod 650, 651, 652)		—	—	11	—	—	—	—	(6)	—	—	—	5
Series R-Installment (Prod 980, 981,982)		—	—	19	—	—	—	—	—	—	—	—	19
Add’l credits and accrued int. thereon	2.5 - 3	—	—	2,084	59	—	3	(178)	(254)	(58)	—	—	1,656
Accrued for additional credits to be allowed at next anniversaries		—	—	—	3	—	—	—	—	(3)	—	—	—

Total Optional Settlement		—	—	31,871	957	—	60	(2,450)	(2,436)	(61)	—	—	27,941

Due to unlocated cert holders		—	—	139	—	—	40	—	—	(85)	—	—	94

Total Certificate Reserves		193,773	2,567,971	2,777,937	38,450	1,660,391	30,859	(13,939)	(946,808)	(30,927)	189,618	3,342,849	3,515,963

Ameriprise Certificate Company

Certificate Reserves

(In thousands)

December 31, 2012

Part 2 - Descriptions of Additions to Reserves Charged to Other

Accounts and Deductions from Reserves Credited to Other Accounts

Additional credits on installment certificates and accrued interest thereon:
Other additions represent:
Transfers from maturities to extended maturities, additional credits/interest and advance payments	$102
$102
Other deductions represent:
Transfers to reserves on a quarterly basis for Reserve Plus Flexible-
Payment, IC-Q-Installment and R-Flexible-Payment	$102
$102

Optional settlement certificates:
Other additions represent:
Transfers from installment certificate reserves (less surrender charges), single-payment and Series D certificate reserves upon election of optional settlement privileges	$57
Transfers from accruals for additional credits to be allowed at next anniversaries	3
$60
Other deductions represent:
Transfers to reserve for additional credits and accrued interest thereon	$3
Transfers to optional settlement reserves	58
$61
Single-Payment certificates:
Other additions represent:
Flexible Savings	$12,596
Flexible Savings-Emp	11
Preferred Investors	2
Cash Reserve-3mo	1,132
Stock Market	3,872
Market Strategy	3,742
RP-Q	1
Cash Reserve-RP-3mo	166
Flexible Saving-RP	6,468
Flexible Savings-RP-Emp	6
Stock Market-RP	1,510
Market Strategy-RP	1,112
Transfers from accruals at anniversaries maintained in a separate reserve account.	38
$30,656

Ameriprise Certificate Company

Certificate Reserves

(In thousands)

December 31, 2012

Part 2 - Descriptions of Additions to Reserves Charged to Other

Accounts and Deductions from Reserves Credited to Other Accounts

Single-Payment certificates continued:
Other deductions represent:
Transfers to optional settlement reserves:
Single-Payment	$8,672
Transfers to reserves for additional credits and accrued interest thereon	(38)
Flexible Savings	12,621
Flexible Savings-Emp	11
Preferred Investors	2
Investors	2
Cash Reserve-3mo	1,136
Stock Market	5
Market Strategy Cert	79
AEBI Stock Market	57
RP-Q	1
Cash Reserve-RP-3mo	166
Flexible Saving-RP	6,468
Flexible Savings-RP-Emp	6
Stock Market-RP	1,510
Transfers to Federal tax withholding	(19)
$30,679

Due to unlocated certificate holders:
Other additions represent:
Amounts equivalent to payments due certificate holders who could not be located	$41

Other deductions represent:
Payments to certificate holders credited to cash	$85

AMERIPRISE CERTIFICATE COMPANY, INC.	CERTIFICATE RESERVES SCHEDULE VI
PART 3
December 31, 2012

PART 3 - INFORMATION REGARDING INSTALLMENT CERTIFICATES

MO’s PAID		NUMBER OF ACCOUNTS W/ CERTIFICATE HOLDERS		AMOUNT OF MATURITY VALUE		AMOUNT OF RESERVES		DEDUCTION FROM RESERVES CASH SURRENDERS PRIOR TO MATURITY SURRENDER	OTHER
		2011	2012	2011	2012	2011	2012	2012	2012

	1-12	323	226	$10,677	$21,598	$1,900	$880	$929	$—
	13-24	274	248	29,178	8,024	1,124	890	172	—
	25-36	676	235	3,305	29,033	4,120	1,253	110	—
	37-48	534	593	1,314	3,150	3,465	4,983	313	—
	49-60	387	490	704	1,054	2,659	3,696	189	—
	61-72	376	340	489	559	3,445	2,676	262	—
	73-84	499	283	1,655	222	4,198	2,476	1,146	—
	85-96	628	418	324	1,050	4,608	3,602	556	—
	97-108	512	517	5,984	22	4,312	4,027	754	—
	109-120	328	433	—	—	2,551	3,644	321	—
	121-132	3	—	—	—	—	—	571	—
	133-144	—	3	—	—	—	1	—	—
	145-156	1	—	—	—	1	—	—	—
	157-168	—	1	—	—	—	1	—	—
	169-180	1	—	—	—	1	—	—	—
	181-192	2	—	72	—	23	—	—	—
	193-204	3	—	28	—	24	—	—	—
	205-216	4	—	66	—	35	—	15	—
	217-228	1	—	6	—	1	—	26	—
	229-240	4	—	42	—	21	—	1	—
	241-252	1	1	36	6	1	6	16	—
	253-264	2	1	12	36	2	—	2	—
	265-276	—	2	—	12	—	2	—	—
	277-288	2	—	12	—	20	—	—	—
	289-300	1	—	6	—	5	—	8	—
	301-312	1	1	12	6	11	6	—	—
	313-324	3	2	41	37	24	32	—	—
	325-336	—	2	—	16	—	4	—	—
	337-348	2		12	––	8	—	—	––
	349-360	2	2	31	12	30	8	—	—

TOTAL - ALL SERIES		4,570	3,798	$54,006	$64,837	$32,589	$28,187	$5,391	$—

Ameriprise Certificate Company	SCHEDULE VII
Valuation and Qualifying Accounts
Years ended December 31, 2012, 2011 and 2010
(in thousands)

Year ended December 31, 2012

Additions
Reserves	Balance	Charged			Balance
deducted from	at	to costs		Change in	at
assets to	beginning	and		reserves/writedowns	end
which they apply	of period	expenses	Other	From 2011 to 2012	of period

Allowance for losses:
Conventional first mortgage loans and other loans	$6,739	—	—	1,079	$5,660

Year ended December 31, 2011

Additions
Reserves	Balance	Charged			Balance
deducted from	at	to costs		Change in	at
assets to	beginning	and		reserves/writedowns	end
which they apply	of period	expenses	Other	From 2010 to 2011	of period

Allowance for losses:
Conventional first mortgage loans and other loans	$7,857	—	—	1,118	$6,739

Year ended December 31, 2010

Additions
Reserves	Balance	Charged			Balance
deducted from	at	to costs		Change in	at
assets to	beginning	and		reserves/writedowns	end
which they apply	of period	expenses	Other	From 2009 to 2010	of period

Allowance for losses:
Conventional first mortgage loans and other loans	$15,602	—	—	7,745	$7,857

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report:

Exhibit	Description

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

*10(b)

Distribution Agreement, dated Dec. 31, 2006, between Registrant and Ameriprise Financial Services, Inc. filed electronically on or about Feb. 26, 2007 as Exhibit 1 to Post-Effective Amendment No. 35 to Registration Statement No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference, as amended by that certain restated Exhibit A, effective May 12, 2012, filed electronically herewith as Exhibit 10(b) to Registrant’s Form 10-K.

10(c)

Depositary and Custodial Agreement, dated Dec. 31, 2006, between Registrant and Ameriprise Trust Company, filed electronically on or about Feb. 26, 2007 as Exhibit 10(c) to Post-Effective Amendment No. 35 to Registration Statement No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference.

*10(d)

Transfer Agent Agreement, dated Dec. 31, 2006 between Registrant and Columbia Management Investment Services Corp. (formerly RiverSource Client Service Corporation), filed electronically on or about Feb. 26, 2007 as Exhibit 10(e) to Post-Effective Amendment No. 35 to Registration Statement No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference, as amended effective January 1, 2013, filed electronically herewith as exhibit 10(d) to Registrant’s Form 10-K.

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

14(b)

Code of Ethics adopted under Rule 17j-1 for Registrant’s investment adviser and principal underwriter, dated July 1, 2011, filed electronically on or about February 24, 2012 as Exhibit (14)(b) to Registrant’s Form 10-K, is incorporated herein by reference.

*24(a)	Directors’ Power of Attorney, dated February 27, 2013, is filed electronically herewith as Exhibit 24 (a) to Registrant’s Form 10-K.

*31.1	Certification of Abu M. Arif pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Ross P. Palacios pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Abu M. Arif and Ross P. Palacios pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed electronically herewith

E-1