Form 10-Q
period 2013-03-31
AMERIPRISE CERTIFICATE CO
filed 2013-05-01
CIK 52428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2013
Common Shares (par value $10 per share)	150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY

FORM 10-Q

AMERIPRISE CERTIFICATE COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2013	2012

Investment income	$22,394	$23,431
Investment expenses	6,413	5,408
Net investment income before provision for certificate reserves and income taxes	15,981	18,023
Net provision for certificate reserves	8,107	7,081
Net investment income before income taxes	7,874	10,942
Income tax expense	2,917	3,958
Net investment income	4,957	6,984

Net realized loss on investments	(1,340)	(2,642)
Income tax benefit	(469)	(925)
Net realized loss on investments, after-tax	(871)	(1,717)
Net income	$4,086	$5,267

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(4)	$(966)
Portion of loss recognized in other comprehensive income (before taxes)	(1,447)	(1,637)
Net impairment losses recognized in net realized loss on investments	$(1,451)	$(2,603)

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2013	2012

Net income	$4,086	$5,267
Other comprehensive income, net of tax:
Net unrealized gains on securities:
Net unrealized securities gains arising during the period	3,037	14,226
Reclassification of net securities losses included in net income	864	1,717
Total other comprehensive income, net of tax	3,901	15,943
Total comprehensive income	$7,987	$21,210

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)

Assets
Qualified Assets
Cash and cash equivalents	$97,779	$89,232
Investments in unaffiliated issuers	3,833,420	3,583,630
Receivables	19,971	20,415
Equity derivatives, purchased	65,816	37,003
Total qualified assets	4,016,986	3,730,280
Deferred taxes, net	19,407	22,070
Current taxes receivable from parent	—	1,383
Total assets	$4,036,393	$3,753,733

Liabilities and Shareholder’s Equity
Liabilities
Certificate reserves	$3,709,584	$3,511,995
Current taxes payable to parent	7,581	—
Equity derivatives, written	56,847	29,532
Accounts payable, accrued liabilities and other liabilities	41,854	4,666
Total liabilities	3,815,866	3,546,193

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	196,517	191,517
Total retained earnings	13,238	9,152
Accumulated other comprehensive income, net of tax	9,272	5,371
Total shareholder’s equity	220,527	207,540
Total liabilities and shareholder’s equity	$4,036,393	$3,753,733

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

(in thousands, except share data)

				Retained Earnings
				Appropriated		Accumulated
				for Additional		Other
	Number of		Additional	Interest on		Comprehensive
	Outstanding	Common	Paid-In	Advance		Income (Loss),
	Shares	Shares	Capital	Payments	Unappropriated	Net of Tax	Total

Balance at January 1, 2012	150,000	$1,500	$160,250	$15	$—	$(47,093)	$114,672
Comprehensive income:
Net income	—	—	—	—	5,267	—	5,267
Other comprehensive income, net of tax	—	—	—	—	—	15,943	15,943
Total comprehensive income							21,210
Dividend/return of capital to parent	—	—	(5,733)	—	(5,267)	—	(11,000)
Balance at March 31, 2012	150,000	$1,500	$154,517	$15	$—	$(31,150)	$124,882

Balance at January 1, 2013	150,000	$1,500	$191,517	$15	$9,137	$5,371	$207,540
Comprehensive income:
Net income	—	—	—	—	4,086	—	4,086
Other comprehensive income, net of tax	—	—	—	—	—	3,901	3,901
Total comprehensive income							7,987
Capital contribution from parent	—	—	5,000	—	—	—	5,000
Balance at March 31, 2013	150,000	$1,500	$196,517	$15	$13,223	$9,272	$220,527

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net income	$4,086	$5,267
Adjustments to reconcile net income to net cash provided by operating activities:
Interest added to certificate loans	(12)	(16)
Amortization of premiums, accretion of discounts, net	7,347	2,317
Deferred income taxes	447	(2,829)
Net realized loss on Available-for-Sale securities	1,330	2,642
Other net realized loss	10	—
Changes in operating assets and liabilities:
Dividends and interest receivable	(963)	926
Certificate reserves, net	1,715	4,113
Due to/from parent for income taxes, net	8,964	1,350
Derivatives, net	(1,161)	(4,280)
Derivatives collateral, net	1,400	2,395
Other, net	6,480	(1,540)
Net cash provided by operating activities	29,643	10,345

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	252	13,095
Maturities, redemptions and calls	220,723	171,245
Purchases	(458,242)	(108,684)
Syndicated loans and commercial mortgage loans:
Sales	3,843	—
Maturities, redemptions and calls	14,667	9,372
Purchases and fundings	(3,291)	(9,425)
Certificate loans:
Payments	78	103
Fundings	—	(14)
Net cash provided by (used in) investing activities	(221,970)	75,692

Cash Flows from Financing Activities
Payments from certificate owners	589,014	153,624
Certificate maturities and cash surrenders	(393,140)	(207,961)
Capital contribution from parent	5,000	—
Dividend/return of capital to parent	—	(11,000)
Net cash provided by (used in) financing activities	200,874	(65,337)

Net increase in cash and cash equivalents	8,547	20,700
Cash and cash equivalents at beginning of period	89,232	74,498
Cash and cash equivalents at end of period	$97,779	$95,198

Supplemental disclosures including non-cash transactions:
Cash paid (received) for income taxes	$(7,029)	$3,584
Cash paid for interest	9,592	8,014
Certificate maturities and surrenders through loan reductions	103	137

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

Ameriprise Certificate Company (“ACC” or the “Company”), is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial”). The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). ACC uses the consolidation method of accounting for its wholly owned subsidiary, Investors Syndicate Development Corp. The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods have been made. All adjustments made were of a normal recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Annual Report on Form 10-K of ACC for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2013.

ACC evaluated events or transactions that occurred after the consolidated balance sheet date for potential recognition or disclosure through the date the consolidated financial statements were issued.

2.  Recent Accounting Pronouncements

Adoption of New Accounting Standards

Comprehensive Income

In February 2013, the Financial Accounting Standards Board (“FASB”) updated the accounting standard related to comprehensive income. The update requires entities to provide information about significant amounts reclassified out of accumulated other comprehensive income (“AOCI”). The standard is effective for interim and annual periods beginning after December 15, 2012 and is required to be applied prospectively. ACC adopted the standard in the first quarter of 2013. The adoption of the standard did not have any effect on ACC’s consolidated results of operations and financial condition. See Note 9 for the required disclosures.

Balance Sheet

In December 2011, the FASB updated the accounting standards to require new disclosures about offsetting assets and liabilities. The standard requires an entity to disclose both gross and net information about certain financial instruments and transactions subject to master netting arrangements (or similar agreements) or eligible for offset in the statement of financial position. The standard is effective for interim and annual periods beginning on or after January 1, 2013 on a retrospective basis. ACC adopted the standard in the first quarter of 2013. The adoption of the standard did not have any effect on ACC’s consolidated results of operations and financial condition. See Note 6 for the required disclosures.

3.  Investments

Investments in unaffiliated issuers were as follows (in thousands):

	March 31,	December 31,
	2013	2012
Available-for-Sale securities:
Fixed maturities, at fair value (amortized cost: 2013, $3,675,661; 2012, $3,418,374)	$3,687,860	$3,424,910
Common stocks, at fair value (cost: 2013, $2,203; 2012, $2,204)	4,548	4,094
Syndicated loans and commercial mortgage loans, at cost (less allowance for loan losses: 2013 and 2012, $5,660, fair value: 2013, $145,545; 2012, $156,730)	139,295	150,813
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	1,717	1,886
Real estate owned, at fair value less costs to sell	—	1,927
Total	$3,833,420	$3,583,630

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Available-for-Sale securities distributed by type were as follows:

	March 31, 2013
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$1,767,272	$22,119	$(42,797)	$1,746,594	$(25,608)
Corporate debt securities	1,005,598	15,288	(521)	1,020,365	3
Commercial mortgage backed securities	387,274	10,529	(503)	397,300	—
Asset backed securities	515,137	8,191	(171)	523,157	—
U.S. government and agencies obligations	380	64	—	444	—
Common stocks	2,203	2,345	—	4,548	817
Total	$3,677,864	$58,536	$(43,992)	$3,692,408	$(24,788)

	December 31, 2012
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$1,661,052	$24,077	$(49,671)	$1,635,458	$(33,283)
Corporate debt securities	957,964	14,628	(2,188)	970,404	3
Commercial mortgage backed securities	402,877	12,013	(180)	414,710	—
Asset backed securities	396,101	8,141	(355)	403,887	—
U.S. government and agencies obligations	380	71	—	451	—
Common stocks	2,204	1,902	(12)	4,094	721
Total	$3,420,578	$60,832	$(52,406)	$3,429,004	$(32,559)

(1)             Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

At March 31, 2013 and December 31, 2012, fixed maturity securities comprised approximately 94% and 93%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. At March 31, 2013 and December 31, 2012, approximately $109.4 million and $110.9 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”) using criteria similar to those used by NRSROs. A summary of fixed maturity securities by rating was as follows:

	March 31, 2013			December 31, 2012
	Amortized		Percent of Total	Amortized		Percent of Total
Ratings	Cost	Fair Value	Fair Value	Cost	Fair Value	Fair Value
	(in thousands, except percentages)
AAA	$1,667,757	$1,689,466	45%	$1,482,332	$1,507,947	44%
AA	150,583	154,436	4	92,712	95,778	3
A	752,672	757,414	21	759,808	767,931	22
BBB	787,754	800,749	22	750,410	761,850	22
Below investment grade	316,895	285,795	8	333,112	291,404	9
Total fixed maturities	$3,675,661	$3,687,860	100%	$3,418,374	$3,424,910	100%

At March 31, 2013 and December 31, 2012, approximately 45% and 42%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2013
	Less than 12 months			12 months or more			Total
	Number			Number			Number
Description of	of Sec-	Fair	Unrealized	of Sec-	Fair	Unrealized	of Sec-	Fair	Unrealized
Securities	urities	Value	Losses	urities	Value	Losses	urities	Value	Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	39	$523,178	$(3,588)	74	$325,089	$(39,209)	113	$848,267	$(42,797)
Corporate debt securities	16	161,252	(500)	1	11,548	(21)	17	172,800	(521)
Commercial mortgage backed securities	8	74,950	(463)	1	5,548	(40)	9	80,498	(503)
Asset backed securities	9	102,471	(171)	—	—	—	9	102,471	(171)
Total	72	$861,851	$(4,722)	76	$342,185	$(39,270)	148	$1,204,036	$(43,992)

	December 31, 2012
	Less than 12 months			12 months or more			Total
	Number			Number			Number
Description of	of Sec-	Fair	Unrealized	of Sec-	Fair	Unrealized	of Sec-	Fair	Unrealized
Securities	urities	Value	Losses	urities	Value	Losses	urities	Value	Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	16	$300,375	$(641)	81	$364,204	$(49,030)	97	$664,579	$(49,671)
Corporate debt securities	31	310,622	(2,188)	—	—	—	31	310,622	(2,188)
Commercial mortgage backed securities	5	35,073	(180)	—	—	—	5	35,073	(180)
Asset backed securities	8	98,536	(355)	—	—	—	8	98,536	(355)
Common stocks	2	99	(12)	—	—	—	2	99	(12)
Total	62	$744,705	$(3,376)	81	$364,204	$(49,030)	143	$1,108,909	$(52,406)

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

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Beginning balance	$79,557	$64,545
Credit losses for which an other-than-temporary impairment was previously recognized	1,451	2,603
Ending balance	$81,008	$67,148

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

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss):

			Accumulated Other
	Net		Comprehensive Income
	Unrealized		(Loss) Related to Net
	Investment	Deferred	Unrealized Investment
	Gains (Losses)	Income Tax	Gains (Losses)
		(in thousands)
Balance at January 1, 2012	$(74,315)	$27,222	$(47,093)
Net unrealized securities gains arising during the period (2)	22,774	(8,548)	14,226
Reclassification of losses included in net income	2,642	(925)	1,717
Balance at March 31, 2012	$(48,899)	$17,749	$(31,150	)(1)

Balance at January 1, 2013	$8,426	$(3,055)	$5,371
Net unrealized securities gains arising during the period (2)	4,788	(1,751)	3,037
Reclassification of losses included in net income	1,330	(466)	864
Balance at March 31, 2013	$14,544	$(5,272)	$9,272	(1)

(1)       Includes $16.1 million and $31.2 million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at March 31, 2013 and 2012, respectively.

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

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Gross realized gains	$121	$30
Gross realized losses	—	(69)
Other-than-temporary impairments	(1,451)	(2,603)
Total	$(1,330)	$(2,642)

Other-than-temporary impairments for the three months ended March 31, 2013 and 2012 primarily related to credit losses on non-agency residential mortgage backed securities.

Available-for-Sale securities by contractual maturity at March 31, 2013 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$106,434	$107,757
Due after one year through five years	884,208	897,780
Due after five years through 10 years	15,122	15,001
Due after 10 years	214	271
	1,005,978	1,020,809
Residential mortgage backed securities	1,767,272	1,746,594
Commercial mortgage backed securities	387,274	397,300
Asset backed securities	515,137	523,157
Common stocks	2,203	4,548
Total	$3,677,864	$3,692,408

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

Allowance for Loan Losses

The following tables present a rollforward of the allowance for loan losses for the three months ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	March 31, 2013
	Commercial
	Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Beginning balance	$2,576	$3,084	$5,660
Charge-offs	—	—	—
Ending balance	$2,576	$3,084	$5,660

Individually evaluated for impairment	$1,000	$—	$1,000
Collectively evaluated for impairment	1,576	3,084	4,660

	March 31, 2012
	Commercial
	Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Beginning balance	$2,576	$4,163	$6,739
Charge-offs	—	(929)	(929)
Ending balance	$2,576	$3,234	$5,810

Individually evaluated for impairment	$1,000	$669	$1,669
Collectively evaluated for impairment	1,576	2,565	4,141

The recorded investment in financing receivables by impairment method and type of loan was as follows:

	March 31, 2013
	Commercial
	Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Individually evaluated for impairment	$3,827	$3,372	$7,199
Collectively evaluated for impairment	115,573	22,183	137,756
Total	$119,400	$25,555	$144,955

	December 31, 2012
	Commercial
	Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Individually evaluated for impairment	$3,892	$1,474	$5,366
Collectively evaluated for impairment	119,933	31,174	151,107
Total	$123,825	$32,648	$156,473

As of March 31, 2013 and December 31, 2012, ACC’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $2.1 million and $3.6 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to ACC’s total loan balance. During the three months ended March 31, 2013 and 2012, ACC sold $249 thousand and nil, respectively, of syndicated loans. There were no significant purchases of financing receivables during the three months ended March 31, 2013 and 2012.

ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.

Credit Quality Information

Nonperforming loans, which are generally loans 90 days or more past due, were $3.5 million and $3.2 million as of March 31, 2013 and December 31, 2012, respectively. All other loans were considered to be performing.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Commercial Mortgage Loans

ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 3.2% and 3.1% of total commercial mortgage loans as of March 31, 2013 and December 31, 2012, respectively. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, ACC reviews the concentrations of credit risk by region and property type.

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(in thousands)
East North Central	$5,068	$5,089	4%	4%
Middle Atlantic	8,744	8,893	7	7
Mountain	9,876	10,026	8	8
New England	10,683	10,763	9	9
Pacific	32,585	32,183	28	26
South Atlantic	31,961	35,862	27	29
West North Central	14,664	15,079	12	12
West South Central	5,819	5,930	5	5
	119,400	123,825	100%	100%
Less: allowance for loan losses	2,576	2,576
Total	$116,824	$121,249

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(in thousands)
Apartments	$35,733	$35,042	30%	28%
Industrial	24,408	24,782	20	20
Office	13,106	13,172	11	11
Retail	34,470	35,194	29	28
Other	11,683	15,635	10	13
	119,400	123,825	100%	100%
Less: allowance for loan losses	2,576	2,576
Total	$116,824	$121,249

Syndicated Loans

ACC’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at March 31, 2013 and December 31, 2012 were $1.6 million and $1.5 million, respectively, which represent 6% and 5% of total syndicated loans at March 31, 2013 and December 31, 2012, respectively.

Troubled Debt Restructurings

There were no loans restructured during the three months ended March 31, 2013. During the three months ended March 31, 2012, there was one loan restructured by ACC with a recorded investment of $475 thousand.

The troubled debt restructuring did not have a material impact to ACC’s allowance for loan losses or income recognized for the three months ended March 31, 2012. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

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

Level 3                    Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$95,169	$—	$95,169
Available-for-Sale securities:
Residential mortgage backed securities	—	1,746,594	—	1,746,594
Corporate debt securities	—	909,513	110,852	1,020,365
Commercial mortgage backed securities	—	361,378	35,922	397,300
Asset backed securities	—	362,542	160,615	523,157
U.S. government and agencies obligations	444	—	—	444
Common stocks	1,913	2,388	247	4,548
Total Available-for-Sale securities	2,357	3,382,415	307,636	3,692,408
Equity derivatives, purchased	—	65,816	—	65,816
Total assets at fair value	$2,357	$3,543,400	$307,636	$3,853,393

Liabilities
Certificate reserves	$—	$9,355	$—	$9,355
Equity derivatives, written	—	56,847	—	56,847
Total liabilities at fair value	$—	$66,202	$—	$66,202

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$81,098	$—	$81,098
Available-for-Sale securities:
Residential mortgage backed securities	—	1,382,860	252,598	1,635,458
Corporate debt securities	—	859,761	110,643	970,404
Commercial mortgage backed securities	—	378,650	36,060	414,710
Asset backed securities	—	381,664	22,223	403,887
U.S. government and agencies obligations	451	—	—	451
Common stocks	1,054	2,216	824	4,094
Total Available-for-Sale securities	1,505	3,005,151	422,348	3,429,004
Equity derivatives, purchased	—	37,003	—	37,003
Total assets at fair value	$1,505	$3,123,252	$422,348	$3,547,105

Liabilities
Certificate reserves	$—	$7,904	$—	$7,904
Equity derivatives, written	—	29,532	—	29,532
Total liabilities at fair value	$—	$37,436	$—	$37,436

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Residential			Commercial
	Mortgage	Corporate		Mortgage		Asset
	Backed	Debt		Backed		Backed		Common
	Securities	Securities		Securities		Securities		Stocks	Derivatives	Total
	(in thousands)
Balance, January 1, 2013	$252,598	$110,643		$36,060		$22,223		$824	$—	$422,348
Total gains (losses) included in:
Net income	—	(282	)(1)	(48	)(1)	30	(1)	—	—	(300)
Other comprehensive income (loss)	—	495		(90)		286		—	—	691
Purchases	—	—		—		138,876		—	—	138,876
Settlements	—	—		—		(800)		—	—	(800)
Transfers out of Level 3	(252,598)	(4)		—		—		(577)	—	(253,179)
Balance, March 31, 2013	$—	$110,852		$35,922		$160,615		$247	$—	$307,636
Change in unrealized gains (losses) included in net income related to Level 3 assets held March 31, 2013	$—	$(282	)(1)	$(48	)(1)	$30	(1)	$—	$—	$(300)

(1) Included in investment income in the Consolidated Statements of Operations.

	Available-for-Sale Securities
	Residential				Commercial
	Mortgage		Corporate		Mortgage		Asset
	Backed		Debt		Backed		Backed		Common
	Securities		Securities		Securities		Securities		Stocks	Derivatives	Total
	(in thousands)
Balance, January 1, 2012	$80,580		$12,984		$—		$27,812		$340	$4	$121,720
Total gains (losses) included in:
Net income	(2,602	)(1)	(9	)(2)	(2	)(2)	75	(2)	—	—	(2,538)
Other comprehensive income	4,883		25		357		194		9	—	5,468
Purchases	—		17,730		2,037		—		296	—	20,063
Sales	—		—		—		—		—	(4)	(4)
Settlements	(4,323)		(1,621)		—		(2,263)		—	—	(8,207)
Transfers into Level 3	—		—		23,549		—		—	—	23,549
Balance, March 31, 2012	$78,538		$29,109		$25,941		$25,818		$645	$—	$160,051
Change in unrealized gains (losses) included in net income related to Level 3 assets held March 31, 2012	$(2,602	)(1)	$(9	)(2)	$(2	)(2)	$75	(2)	$—	$—	$(2,538)

(1)        Represents a $(2,603) loss included in net realized gain (loss) on investments and a $1 gain included in investment income in the Consolidated Statements of Operations.

(2)        Included in investment income in the Consolidated Statements of Operations.

Securities transferred from Level 3 primarily represent securities with fair values that are now obtained from a third party pricing service with observable inputs. Securities transferred to Level 3 represent securities with fair values that are now based on a single non-binding broker quote. ACC recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each transfer occurred. For assets and liabilities held at the end of the reporting periods that are measured at fair value on a recurring basis, there were no transfers between Level 1 and Level 2.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets and liabilities:

	March 31, 2013
				Range
	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
	(in thousands)
Corporate debt securities (private placements)	$88,744	Discounted cash flow	Yield/spread to U.S. Treasuries	1.3% - 1.6% (1.5%)

	December 31, 2012
				Range
	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
	(in thousands)
Corporate debt securities (private placements)	$88,530	Discounted cash flow	Yield/spread to U.S. Treasuries	1.4% - 1.7% (1.5%)

Level 3 measurements not included in the table above are obtained from non-binding broker quotes where unobservable inputs are not reasonably available to ACC.

Sensitivity of Fair Value Measurements to Changes in Unobservable Inputs

Significant increases (decreases) in the yield/spread to U.S. Treasuries used in the fair value measurement of Level 3 corporate debt securities in isolation would result in a significantly lower (higher) fair value measurement.

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

Available-for-Sale Securities

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from third party pricing services, non-binding broker quotes, or other model-based valuation techniques. Level 1 securities primarily include U.S. Treasuries and common stocks. Level 2 securities primarily include residential mortgage backed securities, corporate bonds, commercial mortgage backed securities, asset backed securities, U.S. agency securities and common stock. The fair value of these Level 2 securities is based on a market approach with prices obtained from third party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes. Level 3 securities primarily include certain non-agency residential mortgage backed securities, corporate bonds, commercial mortgage backed securities, asset backed securities and common stocks. The fair value of corporate bonds, non-agency residential mortgage backed securities, commercial mortgage backed securities and certain asset backed securities classified as Level 3 is typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to ACC.

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

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Derivatives (Equity Derivatives, Purchased and Written)

The fair value of derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at March 31, 2013 and December 31, 2012. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.

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

The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value. All other financial instruments that are reported at fair value have been included above in the table with balances of assets and liabilities measured at fair value on a recurring basis.

	March 31, 2013
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$22,471	$—	$23,173	$227	$23,400
Commercial mortgage loans	116,824	—	—	122,145	122,145
Certificate loans	1,717	—	1,717	—	1,717
Financial Liabilities
Certificate reserves	$3,700,229	$—	$—	$3,383,449	$3,383,449

	December 31, 2012
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$29,564	$—	$30,164	$369	$30,533
Commercial mortgage loans	121,249	—	—	126,197	126,197
Certificate loans	1,886	—	1,886	—	1,886
Financial Liabilities
Certificate reserves	$3,504,091	$—	$—	$3,494,304	$3,494,304

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

6. Offsetting Assets and Liabilities

Certain financial instruments and derivative instruments are eligible for offset in the Consolidated Balance Sheets under U.S. GAAP. ACC’s derivative instruments are subject to master netting arrangements and collateral arrangements and meet the U.S. GAAP guidance to qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. ACC’s policy is to recognize amounts subject to master netting arrangements on a gross basis on the Consolidated Balance Sheets.

The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

March 31, 2013
			Amounts	Gross Amounts Not
	Gross	Gross Amounts	of Assets	Offset in the Consolidated
	Amounts of	Offset in the	Presented in	Balance Sheets
	Recognized	Consolidated	the Consolidated	Financial	Cash	Net
	Assets	Balance Sheets	Balance Sheets	Instruments (1)	Collateral	Amount
(in thousands)
Equity derivatives, purchased	$65,816	$—	$65,816	$(56,847)	$(3,812)	$5,157

December 31, 2012
			Amounts	Gross Amounts Not
	Gross	Gross Amounts	of Assets	Offset in the Consolidated
	Amounts of	Offset in the	Presented in	Balance Sheets
	Recognized	Consolidated	the Consolidated	Financial	Cash	Net
	Assets	Balance Sheets	Balance Sheets	Instruments (1)	Collateral	Amount
(in thousands)
Equity derivatives, purchased	$37,003	$—	$37,003	$(29,532)	$(2,412)	$5,059

(1)        Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

March 31, 2013
			Amounts	Gross Amounts Not
	Gross	Gross Amounts	of Liabilities	Offset in the Consolidated
	Amounts of	Offset in the	Presented in	Balance Sheets
	Recognized	Consolidated	the Consolidated	Financial	Cash	Net
	Liabilities	Balance Sheets	Balance Sheets	Instruments (1)	Collateral	Amount
(in thousands)
Equity derivatives, written	$56,847	$—	$56,847	$(56,847)	$—	$—

December 31, 2012
			Amounts	Gross Amounts Not
	Gross	Gross Amounts	of Liabilities	Offset in the Consolidated
	Amounts of	Offset in the	Presented in	Balance Sheets
	Recognized	Consolidated	the Consolidated	Financial	Cash	Net
	Liabilities	Balance Sheets	Balance Sheets	Instruments (1)	Collateral	Amount
(in thousands)
Equity derivatives, written	$29,532	$—	$29,532	$(29,532)	$—	$—

(1)        Represents the amount of liabilities that could be offset by assets with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

In the tables above, the amounts of assets or liabilities presented in the Consolidated Balance Sheets are offset first by financial instruments that have the right of offset under master netting or similar arrangements, then any remaining amount is reduced by the amount of cash and securities collateral.  The actual amounts of collateral may be greater than amounts presented in the tables.

See Note 7 for additional disclosures related to the Company’s derivative instruments.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

7.  Derivatives and Hedging Activities

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

ACC uses derivatives as economic hedges of equity risk related to stock market certificates. ACC does not designate any derivatives for hedge accounting. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives, by type of derivative and product:

		Asset			Liability
Derivatives not designated as	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
hedging instruments	Location	2013	2012	Location	2013	2012
		(in thousands)			(in thousands)
Equity
Stock market certificates	Equity derivatives, purchased	$65,816	$37,003	Equity derivatives, written	$56,847	$29,532
Stock market certificates embedded derivatives	N/A	—	—	Certificate reserves	9,355	7,904
Total		$65,816	$37,003		$66,202	$37,436

N/A  Not applicable.

See Note 5 for additional information regarding ACC’s fair value measurement of derivative instruments.

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations for the three months ended March 31:

		Amount of Gain (Loss) on
Derivatives Not Designated as	Location of Gain (Loss) on	Derivatives Recognized in Income
Hedging Instruments	Derivatives Recognized in Income	2013	2012
		(in thousands)
Equity
Stock market certificates	Net provision for certificate reserves	$3,301	$5,183
Stock market certificates embedded derivatives	Net provision for certificate reserves	(3,187)	(3,893)
Total		$114	$1,290

Ameriprise Stock Market Certificates (“SMC”) offer a return based upon the relative change in a major stock market index between the beginning and end of the SMC’s term. The SMC product contains an embedded derivative. The equity based return of the certificate must be separated from the host contract and accounted for as a derivative instrument. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by ACC related to the SMC product will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates, ACC purchases and writes call options on the S&P 500 Index. ACC views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels. The gross notional amount of these derivative contracts was $1.1 billion at both March 31, 2013 and December 31, 2012. ACC also purchases futures on the S&P 500 Index to economically hedge its obligations. The futures are marked-to-market daily and exchange traded, exposing ACC to no counterparty risk. The gross notional amount of these derivative contracts was $859 thousand and $781 thousand at March 31, 2013 and December 31, 2012, respectively.

Credit Risk

Credit risk associated with ACC’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, ACC has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical. See Note 6 for additional information on ACC’s credit exposure related to derivative assets.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

8.  Contingencies

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

9.  Shareholder’s Equity

The following table provides information related to amounts reclassified from AOCI for the three months ended March 31, 2013:

	Location of Loss	Amount Reclassified
AOCI Reclassification	Recognized in Income	from AOCI
		(in thousands)
Unrealized net losses on Available-for-Sale securities	Net investment income	$1,330
Tax benefit	Income tax provision	(466)
Net of tax		$864

10.  Income Taxes

The effective tax rate was 37.5% and 36.5% for the three months ended March 31, 2013 and 2012, respectively.

ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of March 31, 2013 and December 31, 2012.

As of March 31, 2013 and December 31, 2012, ACC had $736 thousand of gross unrecognized tax benefits. If recognized, approximately $1.0 million, net of federal tax benefits, of the unrecognized tax benefits as of both March 31, 2013 and December 31, 2012, would affect the effective tax rate.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of ACC, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $469 thousand in the next 12 months.

ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized interest and penalties of $83 thousand and nil for the three months ended March 31, 2013 and 2012, respectively. ACC had $1.2 million and $1.1 million for the payment of interest and penalties accrued at March 31, 2013 and December 31, 2012, respectively.

ACC files income tax returns, as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial, in the U.S. federal jurisdiction, and various states jurisdictions. The Internal Revenue Service (“IRS”) has completed its field examination of the 1997 through 2007 tax returns. However, for federal income tax purposes these years, except for 2007, continue to remain open as a consequence of certain unagreed upon issues. The IRS is in the process of completing the audit of Ameriprise Financial’s U.S. income tax returns for 2008 and 2009, and began auditing 2010 and 2011 in the fourth quarter of 2012. ACC’s or its subsidiary’s state income tax returns are currently under examination by various jurisdictions for years ranging from 1997 through 2008 and remain open for all years after 2008.

ITEM 2.  MANAGEMENT’S NARRATIVE ANALYSIS

The following information should be read in conjunction with Ameriprise Certificate Company’s (“ACC”) Financial Statements and related notes presented in Part I, Item 1. This discussion may contain forward-looking statements that reflect ACC’s plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed under “Forward-Looking Statements.” ACC believes it is useful to read its management’s narrative analysis in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2013 (“2012 10-K”), as well as its current reports on Form 8-K and other publicly available information.

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

Critical Accounting Policies

ACC’s critical accounting policies are discussed in detail in “Management’s Narrative Analysis — Critical Accounting Policies” in its 2012 10-K.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their expected impact on ACC’s future results of operations or financial condition, see Note 2 to the consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

ACC’s net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income trends occur largely due to changes in returns on ACC’s investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC’s results have been favorably impacted by Ameriprise Financial’s changes to its banking business in 2012, as clients have purchased Ameriprise Certificates to meet their needs for guaranteed returns and principal. ACC follows U.S. generally accepted accounting principles (“GAAP”).

Net income decreased $1.2 million, or 22%, to $4.1 million for the three months ended March 31, 2013, compared to $5.3 million for the prior year period, primarily due to a decrease in investment income as a result of lower average yields, higher investment expenses and an increase in the provision for certificate reserves, partially offset by lower other-than-temporary impairments on non-agency residential mortgage backed securities.

Investment income decreased $1.0 million, or 4%, to $22.4 million for the three months ended March 31, 2013 compared to $23.4 million for the prior year period. Although average investment balances increased compared to the prior year period, the negative impact of the continued low interest rate environment more than offset the income from higher average balances.

Investment expenses increased $1.0 million, or 19%, to $6.4 million for the three months ended March 31, 2013 compared to $5.4 million in the prior year period. This increase is primarily due to higher fees as a result of higher certificate reserve balances compared to the prior year period.

Net provision for certificate reserves increased $1.0 million, or 14%, to $8.1 million for the three months ended March 31, 2013 compared to $7.1 million in the prior year period. This increase is a result of continued client inflows primarily associated with the relaunch of the Ameriprise Cash Reserve Certificate in May of 2012.

Net realized loss on investments before income taxes was $1.3 million for the three months ended March 31, 2013 compared to $2.6 million for the prior year period. Included in net realized investment losses for the three months ended March 31, 2013 and 2012 were other-than-temporary impairments of $1.5 million and $2.6 million, respectively, which related primarily to credit losses on non-agency residential mortgage backed securities.

The effective tax rate was 37.5% for the three months ended March 31, 2013 compared to 36.5% for the three months ended March 31, 2012.

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

ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2013.

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

AMERIPRISE CERTIFICATE COMPANY

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth in Note 8 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors provided in Part I, Item 1A of ACC’s 2012 10-K.

ITEM 6.  EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date: May 1, 2013	/s/ Abu M. Arif
Abu M. Arif
Chief Executive Officer

Date: May 1, 2013	/s/ Ross P. Palacios
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