Form 10-Q
period 2013-06-30
AMERIPRISE CERTIFICATE CO
filed 2013-07-31
CIK 52428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2013
Common Shares (par value $10 per share)	150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY

FORM 10-Q

AMERIPRISE CERTIFICATE COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Investment income	$21,483	$22,148	$43,877	$45,579
Investment expenses	6,345	5,152	12,758	10,560
Net investment income before provision for certificate reserves and income taxes	15,138	16,996	31,119	35,019
Net provision for certificate reserves	7,589	6,866	15,696	13,947
Net investment income before income taxes	7,549	10,130	15,423	21,072
Income tax expense	2,742	3,658	5,659	7,616
Net investment income	4,807	6,472	9,764	13,456

Net realized loss on investments	(768)	(2,748)	(2,108)	(5,390)
Income tax benefit	(269)	(962)	(738)	(1,887)
Net realized loss on investments, after-tax	(499)	(1,786)	(1,370)	(3,503)
Net income	$4,308	$4,686	$8,394	$9,953

Supplemental Disclosures:

Total other-than-temporary impairment losses on securities	$(279)	$(7,596)	$(283)	$(8,562)
Portion of loss recognized in other comprehensive income (loss) (before taxes)	(235)	4,953	(1,682)	3,316
Net impairment losses recognized in net realized loss on investments	$(514)	$(2,643)	$(1,965)	$(5,246)

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$4,308	$4,686	$8,394	$9,953
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	(20,172)	1,645	(17,135)	15,871
Reclassification of net securities losses included in net income	494	1,769	1,358	3,486
Total other comprehensive income (loss), net of tax	(19,678)	3,414	(15,777)	19,357
Total comprehensive income (loss)	$(15,370)	$8,100	$(7,383)	$29,310

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)

	June 30, 2013	December 31, 2012
Assets
Qualified Assets
Cash and cash equivalents	$65,141	$89,232
Investments in unaffiliated issuers	3,833,949	3,583,630
Receivables	21,674	20,415
Equity derivatives, purchased	57,652	37,003
Total qualified assets	3,978,416	3,730,280
Deferred taxes, net	29,929	22,070
Current taxes receivable from parent	—	1,383
Total assets	$4,008,345	$3,753,733

Liabilities and Shareholder’s Equity
Liabilities
Certificate reserves	$3,718,515	$3,511,995
Current taxes payable to parent	2,151	—
Equity derivatives, written	50,039	29,532
Accounts payable, accrued liabilities and other liabilities	32,483	4,666
Total liabilities	3,803,188	3,546,193

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	196,517	191,517
Total retained earnings	17,546	9,152
Accumulated other comprehensive income (loss), net of tax	(10,406)	5,371
Total shareholder’s equity	205,157	207,540
Total liabilities and shareholder’s equity	$4,008,345	$3,753,733

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

(in thousands, except share data)

				Retained Earnings
				Appropriated	Appropriated		Accumulated
				for	for		Other
				Pre-Declared	Additional		Comprehensive
	Number of		Additional	Additional	Interest on		Income
	Outstanding	Common	Paid-In	Credits and	Advance		(Loss),
	Shares	Shares	Capital	Interest	Payments	Unappropriated	Net of Tax	Total
Balance at January 1, 2012	150,000	$1,500	$160,250	$—	$15	$—	$(47,093)	$114,672
Comprehensive income:
Net income	—	—	—	—	—	9,953	—	9,953
Other comprehensive income, net of tax	—	—	—	—	—	—	19,357	19,357
Total comprehensive income								29,310
Dividend/return of capital to parent	—	—	(5,733)	—	—	(5,267)	—	(11,000)
Balance at June 30, 2012	150,000	$1,500	$154,517	$—	$15	$4,686	$(27,736)	$132,982

Balance at January 1, 2013	150,000	$1,500	$191,517	$—	$15	$9,137	$5,371	$207,540
Comprehensive income:
Net income	—	—	—	—	—	8,394	—	8,394
Other comprehensive loss, net of tax	—	—	—	—	—	—	(15,777)	(15,777)
Total comprehensive loss								(7,383)
Transfer to appropriated/ from unappropriated	—	—	—	4	—	(4)	—	—
Capital contribution from parent	—	—	5,000	—	—	—	—	5,000
Balance at June 30, 2013	150,000	$1,500	$196,517	$4	$15	$17,527	$(10,406)	$205,157

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$8,394	$9,953
Adjustments to reconcile net income to net cash provided by operating activities:
Interest added to certificate loans	(24)	(54)
Amortization of premiums, accretion of discounts, net	15,852	4,524
Deferred income taxes	1,105	(4,262)
Net realized loss on Available-for-Sale securities	2,089	5,363
Other net realized loss	19	27
Changes in operating assets and liabilities:
Dividends and interest receivable	(582)	745
Certificate reserves, net	297	2,217
Due to/from parent for income taxes, net	3,534	(8,088)
Derivatives, net	123	(2,662)
Derivatives collateral, net	195	854
Other, net	7,581	(2,619)
Net cash provided by operating activities	38,583	5,998

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	11,825	13,782
Maturities, redemptions and calls	485,116	359,024
Purchases	(794,427)	(270,845)
Syndicated loans and commercial mortgage loans:
Sales	2,781	—
Maturities, redemptions and calls	25,918	26,915
Purchases and fundings	(5,513)	(10,625)
Certificate loans:
Payments	420	201
Fundings	(17)	(127)
Net cash provided by (used in) investing activities	(273,897)	118,325

Cash Flows from Financing Activities
Payments from certificate owners	1,105,461	366,667
Certificate maturities and cash surrenders	(899,238)	(412,401)
Capital contribution from parent	5,000	—
Dividend/return of capital to parent	—	(11,000)
Net cash provided by (used in) financing activities	211,223	(56,734)

Net increase (decrease) in cash and cash equivalents	(24,091)	67,589
Cash and cash equivalents at beginning of period	89,232	74,498
Cash and cash equivalents at end of period	$65,141	$142,087

Supplemental disclosures including non-cash transactions:
Cash paid (received) for income taxes	$(992)	$17,132
Cash paid for interest	19,122	15,508
Certificate maturities and surrenders through loan reductions	173	218

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

Ameriprise Certificate Company (“ACC” or the “Company”), is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial”). ACC is registered as an investment company under the Investment Company Act of 1940. The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). ACC uses the consolidation method of accounting for its wholly owned subsidiary, Investors Syndicate Development Corp. The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods have been made. All adjustments made were of a normal recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Annual Report on Form 10-K of ACC for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2013.

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

Future Adoption of New Accounting Standards

Income Taxes

In July 2013, the FASB updated the accounting standard for income taxes. The update provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The standard is effective for interim and annual periods beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. ACC is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.

Investment Companies

In June 2013, the FASB updated the accounting standard related to investment companies. The standard provides a new two-tiered approach for determining whether a company is an investment company and requires new disclosures for investment companies. The standard is effective for interim and annual periods beginning after December 15, 2013 and is required to be applied prospectively. The adoption of the standard will not impact ACC’s consolidated results of operations and financial condition.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

3.  Investments

Investments in unaffiliated issuers were as follows (in thousands):

	June 30, 2013	December 31, 2012
Available-for-Sale securities:
Fixed maturities, at fair value (amortized cost: 2013, $3,715,254; 2012, $3,418,374)	$3,696,139	$3,424,910
Common stocks, at fair value (cost: 2013, $2,203; 2012, $2,204)	5,004	4,094
Syndicated loans and commercial mortgage loans, at cost (less allowance for loan losses: 2013, $4,695; 2012, $5,660; fair value: 2013, $135,739; 2012, $156,730)	131,472	150,813
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	1,334	1,886
Real estate owned, at fair value less costs to sell	—	1,927
Total	$3,833,949	$3,583,630

Available-for-Sale securities distributed by type were as follows:

	June 30, 2013
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$1,841,390	$15,504	$(49,119)	$1,807,775	$(24,355)
Corporate debt securities	998,063	9,257	(3,926)	1,003,394	3
Commercial mortgage backed securities	331,895	6,047	(412)	337,530	—
Asset backed securities	543,526	6,024	(2,536)	547,014	—
U.S. government and agencies obligations	380	46	—	426	—
Common stocks	2,203	2,801	—	5,004	1,194
Total	$3,717,457	$39,679	$(55,993)	$3,701,143	$(23,158)

	December 31, 2012
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$1,661,052	$24,077	$(49,671)	$1,635,458	$(33,283)
Corporate debt securities	957,964	14,628	(2,188)	970,404	3
Commercial mortgage backed securities	402,877	12,013	(180)	414,710	—
Asset backed securities	396,101	8,141	(355)	403,887	—
U.S. government and agencies obligations	380	71	—	451	—
Common stocks	2,204	1,902	(12)	4,094	721
Total	$3,420,578	$60,832	$(52,406)	$3,429,004	$(32,559)

(1) Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income (loss). Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

At June 30, 2013 and December 31, 2012, fixed maturity securities comprised approximately 95% and 93%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. At June 30, 2013 and December 31, 2012, approximately $105.4 million and $110.9 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”) using criteria similar to those used by NRSROs. A summary of fixed maturity securities by rating was as follows:

	June 30, 2013			December 31, 2012
	Amortized		Percent of Total	Amortized		Percent of Total
Ratings	Cost	Fair Value	Fair Value	Cost	Fair Value	Fair Value
	(in thousands, except percentages)
AAA	$1,653,002	$1,661,117	45%	$1,482,332	$1,507,947	44%
AA	130,135	133,036	4	92,712	95,778	3
A	830,031	825,694	22	759,808	767,931	22
BBB	798,185	804,574	22	750,410	761,850	22
Below investment grade	303,901	271,718	7	333,112	291,404	9
Total fixed maturities	$3,715,254	$3,696,139	100%	$3,418,374	$3,424,910	100%

At June 30, 2013 and December 31, 2012, approximately 47% and 42%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2013
	Less than 12 months			12 months or more			Total
	Number			Number			Number
Description of	of Sec-	Fair	Unrealized	of Sec-	Fair	Unrealized	of Sec-	Fair	Unrealized
Securities	urities	Value	Losses	urities	Value	Losses	urities	Value	Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	73	$873,446	$(10,329)	66	$283,642	$(38,790)	139	$1,157,088	$(49,119)
Corporate debt securities	42	458,809	(3,897)	1	11,460	(29)	43	470,269	(3,926)
Commercial mortgage backed securities	6	41,617	(409)	1	919	(3)	7	42,536	(412)
Asset backed securities	21	283,827	(2,536)	—	—	—	21	283,827	(2,536)
Total	142	$1,657,699	$(17,171)	68	$296,021	$(38,822)	210	$1,953,720	$(55,993)

	December 31, 2012
	Less than 12 months			12 months or more			Total
	Number			Number			Number
Description of	of Sec-	Fair	Unrealized	of Sec-	Fair	Unrealized	of Sec-	Fair	Unrealized
Securities	urities	Value	Losses	urities	Value	Losses	urities	Value	Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	16	$300,375	$(641)	81	$364,204	$(49,030)	97	$664,579	$(49,671)
Corporate debt securities	31	310,622	(2,188)	—	—	—	31	310,622	(2,188)
Commercial mortgage backed securities	5	35,073	(180)	—	—	—	5	35,073	(180)
Asset backed securities	8	98,536	(355)	—	—	—	8	98,536	(355)
Common stocks	2	99	(12)	—	—	—	2	99	(12)
Total	62	$744,705	$(3,376)	81	$364,204	$(49,030)	143	$1,108,909	$(52,406)

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

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Beginning balance	$81,008	$67,148	$79,557	$64,545
Credit losses for which an other-than-temporary impairment was not previously recognized	—	541	—	541
Credit losses for which an other-than-temporary impairment was previously recognized	514	2,102	1,965	4,705
Ending balance	$81,522	$69,791	$81,522	$69,791

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

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss):

			Accumulated Other
	Net		Comprehensive Income
	Unrealized		(Loss) Related to Net
	Investment	Deferred	Unrealized Investment
	Gains (Losses)	Income Tax	Gains (Losses)
	(in thousands)
Balance at January 1, 2012	$(74,315)	$27,222	$(47,093)
Net unrealized securities gains arising during the period (2)	25,413	(9,542)	15,871
Reclassification of losses included in net income	5,363	(1,877)	3,486
Balance at June 30, 2012	$(43,539)	$15,803	$(27,736	)(1)

Balance at January 1, 2013	$8,426	$(3,055)	$5,371
Net unrealized securities losses arising during the period (2)	(26,829)	9,694	(17,135)
Reclassification of losses included in net income	2,089	(731)	1,358
Balance at June 30, 2013	$(16,314)	$5,908	$(10,406	)(1)

(1) Includes $15.1 million and $32.8 million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at June 30, 2013 and 2012, respectively.

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

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Gross realized gains	$157	$29	$278	$59
Gross realized losses	(402)	(107)	(402)	(176)
Other-than-temporary impairments	(514)	(2,643)	(1,965)	(5,246)
Total	$(759)	$(2,721)	$(2,089)	$(5,363)

Other-than-temporary impairments for the three months and six months ended June 30, 2013 and 2012 primarily related to credit losses on non-agency residential mortgage backed securities.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Available-for-Sale securities by contractual maturity at June 30, 2013 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$153,185	$154,293
Due after one year through five years	845,040	849,268
Due after five years through 10 years	4	5
Due after 10 years	214	254
	998,443	1,003,820
Residential mortgage backed securities	1,841,390	1,807,775
Commercial mortgage backed securities	331,895	337,530
Asset backed securities	543,526	547,014
Common stocks	2,203	5,004
Total	$3,717,457	$3,701,143

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

Allowance for Loan Losses

The following tables present a rollforward of the allowance for loan losses for the six months ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	June 30, 2013
	Commercial
	Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Beginning balance	$2,576	$3,084	$5,660
Charge-offs	—	(965)	(965)
Ending balance	$2,576	$2,119	$4,695

Individually evaluated for impairment	$250	$—	$250
Collectively evaluated for impairment	2,326	2,119	4,445

	June 30, 2012
	Commercial
	Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Beginning balance	$2,576	$4,163	$6,739
Charge-offs	—	(929)	(929)
Ending balance	$2,576	$3,234	$5,810

Individually evaluated for impairment	$1,000	$669	$1,669
Collectively evaluated for impairment	1,576	2,565	4,141

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The recorded investment in financing receivables by impairment method and type of loan was as follows:

	June 30, 2013
	Commercial
	Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Individually evaluated for impairment	$3,574	$1,818	$5,392
Collectively evaluated for impairment	114,536	16,239	130,775
Total	$118,110	$18,057	$136,167

	December 31, 2012
	Commercial
	Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Individually evaluated for impairment	$3,892	$1,474	$5,366
Collectively evaluated for impairment	119,933	31,174	151,107
Total	$123,825	$32,648	$156,473

As of June 30, 2013 and December 31, 2012, ACC’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $3.7 million and $3.6 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to ACC’s total loan balance. During the three months and six months ended June 30, 2013, ACC sold $572 thousand and $821 thousand, respectively, of syndicated loans. There were no significant sales of financing receivables during the three months and six months ended June 30, 2012. There were no significant purchases of financing receivables during the three months and six months ended June 30, 2013 and 2012.

ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.

Credit Quality Information

Nonperforming loans, which are generally loans 90 days or more past due, were $3.0 million and $3.2 million as of June 30, 2013 and December 31, 2012, respectively. All other loans were considered to be performing.

Commercial Mortgage Loans

ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 3.0% and 3.1% of total commercial mortgage loans as of June 30, 2013 and December 31, 2012, respectively. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, ACC reviews the concentrations of credit risk by region and property type.

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(in thousands)
East North Central	$5,046	$5,089	4%	4%
Middle Atlantic	8,547	8,893	7	7
Mountain	9,711	10,026	8	8
New England	10,603	10,763	9	9
Pacific	30,855	32,183	26	26
South Atlantic	31,309	35,862	27	29
West North Central	14,077	15,079	12	12
West South Central	7,962	5,930	7	5
	118,110	123,825	100%	100%
Less: allowance for loan losses	2,576	2,576
Total	$115,534	$121,249

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(in thousands)
Apartments	$35,001	$35,042	30%	28%
Industrial	23,812	24,782	20	20
Office	13,031	13,172	11	11
Retail	33,707	35,194	29	28
Other	12,559	15,635	10	13
	118,110	123,825	100%	100%
Less: allowance for loan losses	2,576	2,576
Total	$115,534	$121,249

Syndicated Loans

ACC’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at June 30, 2013 and December 31, 2012 were $1.3 million and $1.5 million, respectively, which represent 7% and 5% of total syndicated loans at June 30, 2013 and December 31, 2012, respectively.

Troubled Debt Restructurings

The following table presents the number of loans restructured by ACC during the period and their recorded investment at the end of the period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Number	Recorded	Number	Recorded	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment	of Loans	Investment	of Loans	Investment
	(in thousands, except number of loans)
Syndicated loans	1	$244	—	$—	1	$244	1	$475

The troubled debt restructuring did not have a material impact to ACC’s allowance for loan losses or income recognized for the three months and six months ended June 30, 2013 and 2012. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

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

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$64,098	$—	$64,098
Available-for-Sale securities:
Residential mortgage backed securities	—	1,788,375	19,400	1,807,775
Corporate debt securities	—	894,757	108,637	1,003,394
Commercial mortgage backed securities	—	291,759	45,771	337,530
Asset backed securities	—	487,057	59,957	547,014
U.S. government and agencies obligations	426	—	—	426
Common stocks	1,974	2,801	229	5,004
Total Available-for-Sale securities	2,400	3,464,749	233,994	3,701,143
Equity derivatives, purchased	—	57,652	—	57,652
Total assets at fair value	$2,400	$3,586,499	$233,994	$3,822,893

Liabilities
Certificate reserves	$—	$7,872	$—	$7,872
Equity derivatives, written	—	50,039	—	50,039
Total liabilities at fair value	$—	$57,911	$—	$57,911

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$81,098	$—	$81,098
Available-for-Sale securities:
Residential mortgage backed securities	—	1,382,860	252,598	1,635,458
Corporate debt securities	—	859,761	110,643	970,404
Commercial mortgage backed securities	—	378,650	36,060	414,710
Asset backed securities	—	381,664	22,223	403,887
U.S. government and agencies obligations	451	—	—	451
Common stocks	1,054	2,216	824	4,094
Total Available-for-Sale securities	1,505	3,005,151	422,348	3,429,004
Equity derivatives, purchased	—	37,003	—	37,003
Total assets at fair value	$1,505	$3,123,252	$422,348	$3,547,105

Liabilities
Certificate reserves	$—	$7,904	$—	$7,904
Equity derivatives, written	—	29,532	—	29,532
Total liabilities at fair value	$—	$37,436	$—	$37,436

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Residential			Commercial
	Mortgage	Corporate		Mortgage		Asset
	Backed	Debt		Backed		Backed	Common
	Securities	Securities		Securities		Securities	Stocks	Derivatives	Total
	(in thousands)
Balance, April 1, 2013	$—	$110,852		$35,922		$160,615	$247	$—	$307,636
Total gains (losses) included in:
Net income	—	(283	)(1)	(41	)(1)	35 (1)	—	—	(289)
Other comprehensive loss	—	(1,932)		(80)		(476)	(18)	—	(2,506)
Purchases	19,400	—		9,970		32,462	—	—	61,832
Settlements	—	—		—		(1,585)	—	—	(1,585)
Transfers into Level 3	—	—		—		7,872	—	—	7,872
Transfers out of Level 3	—	—		—		(138,966)	—	—	(138,966)
Balance, June 30, 2013	$19,400	$108,637		$45,771		$59,957	$229	$—	$233,994
Change in unrealized gains (losses) included in net income related to Level 3 assets held at June 30, 2013	$—	$(283	)(1)	$(41	)(1)	$35 (1)	$—	$—	$(289)

(1) Included in investment income in the Consolidated Statements of Operations.

	Available-for-Sale Securities
	Residential				Commercial
	Mortgage		Corporate		Mortgage		Asset
	Backed		Debt		Backed		Backed		Common
	Securities		Securities		Securities		Securities		Stocks	Derivatives	Total
	(in thousands)
Balance, April 1, 2012	$78,538		$29,109		$25,941		$25,818		$645	$—	$160,051
Total gains (losses) included in:
Net income	(2,652	)(1)	(15	)(2)	(7	)(2)	67	(2)	—	—	(2,607)
Other comprehensive income	5,281		139		(31)		147		(22)	—	5,514
Purchases	21,992		—		—		—		—	—	21,992
Settlements	(6,851)		—		—		(1,550)		—	—	(8,401)
Transfers into Level 3	10,905		3		—		—		—	—	10,908
Transfers out of Level 3	—		—		—		—		(335)	—	(335)
Balance, June 30, 2012	$107,213		$29,236		$25,903		$24,482		$288	$—	$187,122
Change in unrealized gains (losses) included in net income related to Level 3 assets held at June 30, 2012	$(2,652	)(1)	$(15	)(2)	$(7	)(2)	$67	(2)	$—	$—	$(2,607)

(1)  Represents a $(2,643) loss included in net realized gain (loss) on investments and a $(9) loss included in investment income in the Consolidated Statements of Operations.

(2) Included in investment income in the Consolidated Statements of Operations.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities
	Residential			Commercial
	Mortgage	Corporate		Mortgage		Asset
	Backed	Debt		Backed		Backed	Common
	Securities	Securities		Securities		Securities	Stocks	Derivatives	Total
	(in thousands)
Balance, January 1, 2013	$252,598	$110,643		$36,060		$22,223	$824	$—	$422,348
Total gains (losses) included in:
Net income	—	(565	)(1)	(89	)(1)	65 (1)	—	—	(589)
Other comprehensive loss	—	(1,437)		(170)		(190)	(18)	—	(1,815)
Purchases	19,400	—		9,970		171,338	—	—	200,708
Settlements	—	—		—		(2,385)	—	—	(2,385)
Transfers into Level 3	—	—		—		7,872	—	—	7,872
Transfers out of Level 3	(252,598)	(4)		—		(138,966)	(577)	—	(392,145)
Balance, June 30, 2013	$19,400	$108,637		$45,771		$59,957	$229	$—	$233,994
Change in unrealized gains (losses) included in net income related to Level 3 assets held at June 30, 2013	$—	$(565	)(1)	$(89	)(1)	$65 (1)	$—	$—	$(589)

(1) Included in investment income in the Consolidated Statements of Operations.

	Available-for-Sale Securities
	Residential				Commercial
	Mortgage		Corporate		Mortgage		Asset
	Backed		Debt		Backed		Backed		Common
	Securities		Securities		Securities		Securities		Stocks	Derivatives	Total
	(in thousands)
Balance, January 1, 2012	$80,580		$12,984		$—		$27,812		$340	$4	$121,720
Total gains (losses) included in:
Net income	(5,254	)(1)	(24	)(2)	(9	)(2)	142	(2)	—	—	(5,145)
Other comprehensive income	10,164		164		326		341		(13)	—	10,982
Purchases	21,992		17,730		2,037		—		296	—	42,055
Sales	—		—		—		—		—	(4)	(4)
Settlements	(11,174)		(1,621)		—		(3,813)		—	—	(16,608)
Transfers into Level 3	10,905		3		23,549		—		—	—	34,457
Transfers out of Level 3	—		—		—		—		(335)	—	(335)
Balance, June 30, 2012	$107,213		$29,236		$25,903		$24,482		$288	$—	$187,122
Change in unrealized gains (losses) included in net income related to Level 3 assets held at June 30, 2012	$(5,254	)(1)	$(24	)(2)	$(9	)(2)	$142	(2)	$—	$—	$(5,145)

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

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets and liabilities:

	June 30, 2013
				Range
	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
	(in thousands)
Corporate debt securities (private placements)	$87,164	Discounted cash flow	Yield/spread to U.S. Treasuries	1.3% - 1.6% (1.5%)

	December 31, 2012
				Range
	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
	(in thousands)
Corporate debt securities (private placements)	$88,530	Discounted cash flow	Yield/spread to U.S. Treasuries	1.4% - 1.7% (1.5%)

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

Derivatives (Equity Derivatives, Purchased and Written)

The fair value of derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at June 30, 2013 and December 31, 2012. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.

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

	June 30, 2013
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
			(in thousands)
Financial Assets
Syndicated loans	$15,938	$—	$16,740	$—	$16,740
Commercial mortgage loans	115,534	—	—	118,999	118,999
Certificate loans	1,334	—	1,334	—	1,334
Financial Liabilities
Certificate reserves	$3,710,643	$—	$—	$3,392,189	$3,392,189

	December 31, 2012
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
			(in thousands)
Financial Assets
Syndicated loans	$29,564	$—	$30,164	$369	$30,533
Commercial mortgage loans	121,249	—	—	126,197	126,197
Certificate loans	1,886	—	1,886	—	1,886
Financial Liabilities
Certificate reserves	$3,504,091	$—	$—	$3,494,304	$3,494,304

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

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

6. Offsetting Assets and Liabilities

Certain financial instruments and derivative instruments are eligible for offset in the Consolidated Balance Sheets under GAAP. ACC’s derivative instruments are subject to master netting arrangements and collateral arrangements and meet the GAAP guidance to qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. ACC’s policy is to recognize amounts subject to master netting arrangements on a gross basis on the Consolidated Balance Sheets.

The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

June 30, 2013
			Amounts	Gross Amounts Not
	Gross	Gross Amounts	of Assets	Offset in the Consolidated
	Amounts of	Offset in the	Presented in	Balance Sheets
	Recognized	Consolidated	the Consolidated	Financial	Cash	Net
	Assets	Balance Sheets	Balance Sheets	Instruments (1)	Collateral	Amount
(in thousands)
Equity derivatives, purchased	$57,652	$—	$57,652	$(50,039)	$(2,607)	$5,006

December 31, 2012
			Amounts	Gross Amounts Not
	Gross	Gross Amounts	of Assets	Offset in the Consolidated
	Amounts of	Offset in the	Presented in	Balance Sheets
	Recognized	Consolidated	the Consolidated	Financial	Cash	Net
	Assets	Balance Sheets	Balance Sheets	Instruments (1)	Collateral	Amount
(in thousands)
Equity derivatives, purchased	$37,003	$—	$37,003	$(29,532)	$(2,412)	$5,059

(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

June 30, 2013
			Amounts	Gross Amounts Not
	Gross	Gross Amounts	of Liabilities	Offset in the Consolidated
	Amounts of	Offset in the	Presented in	Balance Sheets
	Recognized	Consolidated	the Consolidated	Financial	Cash	Net
	Liabilities	Balance Sheets	Balance Sheets	Instruments (1)	Collateral	Amount
(in thousands)
Equity derivatives, written	$50,039	$—	$50,039	$(50,039)	$—	$—

December 31, 2012
			Amounts	Gross Amounts Not
	Gross	Gross Amounts	of Liabilities	Offset in the Consolidated
	Amounts of	Offset in the	Presented in	Balance Sheets
	Recognized	Consolidated	the Consolidated	Financial	Cash	Net
	Liabilities	Balance Sheets	Balance Sheets	Instruments (1)	Collateral	Amount
(in thousands)
Equity derivatives, written	$29,532	$—	$29,532	$(29,532)	$—	$—

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

ACC uses derivatives as economic hedges of equity risk related to stock market certificates. ACC does not designate any derivatives for hedge accounting. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives, by type of derivative and product:

		Asset			Liability
Derivatives not designated as	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
hedging instruments	Location	2013	2012	Location	2013	2012
		(in thousands)			(in thousands)
Equity
Stock market certificates	Equity derivatives, purchased	$57,652	$37,003	Equity derivatives, written	$50,039	$29,532
Stock market certificates embedded derivatives	N/A	—	—	Certificate reserves	7,872	7,904
Total		$57,652	$37,003		$57,911	$37,436

N/A Not applicable.

See Note 5 for additional information regarding ACC’s fair value measurement of derivative instruments.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations for the three months and six months ended June 30:

		Amount of Gain (Loss) on
		Derivatives Recognized in Income
Derivatives Not Designated as	Location of Gain (Loss) on	Three Months Ended June 30,
Hedging Instruments	Derivatives Recognized in Income	2013	2012
		(in thousands)
Equity
Stock market certificates	Net provision for certificate reserves	$597	$(1,186)
Stock market certificates embedded derivatives	Net provision for certificate reserves	(367)	444
Total		$230	$(742)

		Amount of Gain (Loss) on
		Derivatives Recognized in Income
Derivatives Not Designated as	Location of Gain (Loss) on	Six Months Ended June 30,
Hedging Instruments	Derivatives Recognized in Income	2013	2012
		(in thousands)
Equity
Stock market certificates	Net provision for certificate reserves	$3,898	$3,997
Stock market certificates embedded derivatives	Net provision for certificate reserves	(3,554)	(3,449)
Total		$344	$548

Ameriprise Stock Market Certificates (“SMC”) offer a return based upon the relative change in a major stock market index between the beginning and end of the SMC’s term. The SMC product contains an embedded derivative. The equity based return of the certificate must be separated from the host contract and accounted for as a derivative instrument. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by ACC related to the SMC product will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates, ACC purchases and writes call options on the S&P 500 Index. ACC views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels. The gross notional amount of these derivative contracts was $1.1 billion at both June 30, 2013 and December 31, 2012. ACC also purchases futures on the S&P 500 Index to economically hedge its obligations. The futures are marked-to-market daily and exchange traded, exposing ACC to no counterparty risk. The gross notional amount of these derivative contracts was $480 thousand and $781 thousand at June 30, 2013 and December 31, 2012, respectively.

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

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

9.  Shareholder’s Equity

The following table provides information related to amounts reclassified from AOCI:

		Amount Reclassified from AOCI
	Location of Loss	Three Months Ended	Six Months Ended
AOCI Reclassification	Recognized in Income	June 30, 2013	June 30, 2013
		(in thousands)
Unrealized net losses on Available-for-Sale securities	Net investment income	$759	$2,089
Tax benefit	Income tax provision	(265)	(731)
Net of tax		$494	$1,358

10.  Income Taxes

The effective tax rate was 36.5% and 37.0% for the three months and six months ended June 30, 2013, respectively, compared to 36.5% for both the three months and six months ended June 30, 2012.

ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of June 30, 2013 and December 31, 2012.

As of June 30, 2013 and December 31, 2012, ACC had $1.9 million and $736 thousand, respectively, of gross unrecognized tax benefits. If recognized, approximately $173 thousand and $1.0 million, net of federal tax benefits, of the unrecognized tax benefits as of June 30, 2013 and December 31, 2012, respectively, would affect the effective tax rate.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of ACC, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $1.7 million in the next 12 months.

ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized interest and penalties of $18 thousand and $101 thousand for the three months and six months ended June 30, 2013, respectively. ACC recognized no interest and penalties for the three months and six months ended June 30, 2012. ACC had $1.2 million and $1.1 million for the payment of interest and penalties accrued at June 30, 2013 and December 31, 2012, respectively.

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

Results of Operations for the Six Months Ended June 30, 2013 and 2012

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

Net income decreased $1.6 million, or 16%, to $8.4 million for the six months ended June 30, 2013, compared to $10.0 million for the prior year period, primarily due to a decrease in investment income as a result of lower average yields, higher investment expenses and an increase in the provision for certificate reserves, partially offset by lower other-than-temporary impairments on non-agency residential mortgage backed securities.

Investment income decreased $1.7 million, or 4%, to $43.9 million for the six months ended June 30, 2013 compared to $45.6 million for the prior year period. Although average investment balances increased compared to the prior year period, the negative impact of the low interest rate environment more than offset the income from higher average balances.

Investment expenses increased $2.2 million, or 21%, to $12.8 million for the six months ended June 30, 2013 compared to $10.6 million in the prior year period. This increase is primarily due to higher fees as a result of higher certificate reserve balances compared to the prior year period.

Net provision for certificate reserves increased $1.8 million, or 13%, to $15.7 million for the six months ended June 30, 2013 compared to $13.9 million in the prior year period. This increase is a result of client inflows primarily associated with the relaunch of the Ameriprise Cash Reserve Certificate in May of 2012. In addition, changes to Ameriprise Financial’s banking business in late 2012 favorably impacted ACC’s inflows as clients purchased Ameriprise Certificates to meet their needs for guaranteed returns and principal.

Net realized loss on investments before income taxes was $2.1 million for the six months ended June 30, 2013 compared to $5.4 million for the prior year period. Included in net realized investment losses for the six months ended June 30, 2013 and 2012 were other-than-temporary impairments of $2.0 million and $5.2 million, respectively, which related primarily to credit losses on non-agency residential mortgage backed securities.

The effective tax rate was 37.0% for the six months ended June 30, 2013 compared to 36.5% for the six months ended June 30, 2012.

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

ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2013.

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

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date: July 31, 2013	/s/ Abu M. Arif
Abu M. Arif
Chief Executive Officer

Date: July 31, 2013	/s/ Ross P. Palacios
Ross P. Palacios
Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description

3(a)

Amended and Restated Certificate of Incorporation of American Express Certificate Company, dated August 1, 2005, filed electronically on or about March 10, 2006 as Exhibit 3(a) to Registrant’s Form 10-K is incorporated by reference.

3(b)	By-Laws of Ameriprise Certificate Company, filed electronically on or about November 5, 2010 as Exhibit 3(b) to Registrant’s Form 10-Q, are incorporated herein by reference.

*14(a)	Code of Ethics under Rule 17j-1 for Ameriprise Certificate Company dated September 9, 2008, is filed electronically herewith as Exhibit 14(a) to Registrant’s Form 10-Q.

*14(b)	Code of Ethics under Rule 17j-1 for Registrant’s investment adviser, dated July 1, 2013, is filed electronically herewith as Exhibit 14(b) to Registrant’s Form 10-Q.

*14(c)	Code of Conduct under Rule 17j-1 for Registrant’s underwriter, dated February 2013, is filed electronically herewith as Exhibit 14(c) to Registrant’s Form 10-Q.

* 31.1	Certification of Abu M. Arif pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Ross P. Palacios pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Abu M. Arif and Ross P. Palacios pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed electronically herewithin.

E-1