Form 10-Q
period 2013-09-30
AMERIPRISE CERTIFICATE CO
filed 2013-11-05
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from   _________________________ to   _________________________
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
Former name, former address and former fiscal year, if changed since last report:  Not Applicable
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2013
Common Shares (par value $10 per share)	150,000 shares
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY

FORM 10-Q

AMERIPRISE CERTIFICATE COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Investment income	$20,146	$22,465	$64,023	$68,044
Investment expenses	6,250	5,444	19,008	16,004
Net investment income before provision for certificate reserves and income taxes	13,896	17,021	45,015	52,040
Net provision for certificate reserves	7,209	7,081	22,905	21,028
Net investment income before income taxes	6,687	9,940	22,110	31,012
Income tax expense	2,431	3,534	8,090	11,150
Net investment income	4,256	6,406	14,020	19,862

Net realized gain (loss) on investments	163	(6,474)	(1,945)	(11,864)
Income tax expense (benefit)	57	(2,265)	(681)	(4,152)
Net realized gain (loss) on investments, after-tax	106	(4,209)	(1,264)	(7,712)
Net income	$4,362	$2,197	$12,756	$12,150

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(299)	$(5,066)	$(582)	$(13,628)
Portion of loss recognized in other comprehensive income (loss) (before taxes)	(11)	(1,688)	(1,693)	1,628
Net impairment losses recognized in net realized gain (loss) on investments	$(310)	$(6,754)	$(2,275)	$(12,000)
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$4,362	$2,197	$12,756	$12,150
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	6,717	22,365	(10,418)	38,236
Reclassification of net securities (gains) losses included in net income	(106)	4,216	1,252	7,702
Total other comprehensive income (loss), net of tax	6,611	26,581	(9,166)	45,938
Total comprehensive income	$10,973	$28,778	$3,590	$58,088
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	September 30, 2013	December 31, 2012
Assets
Qualified Assets
Cash and cash equivalents	$120,791	$89,232
Investments in unaffiliated issuers	3,962,135	3,583,630
Receivables	24,622	20,415
Equity derivatives, purchased	55,520	37,003
Total qualified assets	4,163,068	3,730,280
Deferred taxes, net	26,330	22,070
Current taxes receivable from parent	—	1,383
Total assets	$4,189,398	$3,753,733

Liabilities and Shareholder's Equity
Liabilities
Certificate reserves	$3,886,103	$3,511,995
Current taxes payable to parent	3,972	—
Equity derivatives, written	48,605	29,532
Payable for investment securities purchased	25,749	1,084
Due to related party and other liabilities	3,839	3,582
Total liabilities	3,968,268	3,546,193

Shareholder's Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	201,517	191,517
Total retained earnings	21,908	9,152
Accumulated other comprehensive income (loss), net of tax	(3,795)	5,371
Total shareholder's equity	221,130	207,540
Total liabilities and shareholder's equity	$4,189,398	$3,753,733
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)
(in thousands, except share data)

				Retained Earnings
	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Unappro-priated	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance at January 1, 2012	150,000	$1,500	$160,250	$—	$15	$—	$(47,093)	$114,672
Comprehensive income:
Net income	—	—	—	—	—	12,150	—	12,150
Other comprehensive income, net of tax	—	—	—	—	—	—	45,938	45,938
Total comprehensive income								58,088
Dividend/return of capital to parent	—	—	(5,733)	—	—	(5,267)	—	(11,000)
Receipt of capital from parent	—	—	15,000	—	—	—	—	15,000
Balance at September 30, 2012	150,000	$1,500	$169,517	$—	$15	$6,883	$(1,155)	$176,760

Balance at January 1, 2013	150,000	$1,500	$191,517	$—	$15	$9,137	$5,371	$207,540
Comprehensive income:
Net income	—	—	—	—	—	12,756	—	12,756
Other comprehensive loss, net of tax	—	—	—	—	—	—	(9,166)	(9,166)
Total comprehensive income								3,590
Transfer to appropriated/ from unappropriated	—	—	—	8	—	(8)	—	—
Receipt of capital from parent	—	—	10,000	—	—	—	—	10,000
Balance at September 30, 2013	150,000	$1,500	$201,517	$8	$15	$21,885	$(3,795)	$221,130
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$12,756	$12,150
Adjustments to reconcile net income to net cash provided by operating activities:
Interest added to certificate loans	(34)	(71)
Amortization of premiums, accretion of discounts, net	25,198	6,800
Deferred income taxes	950	(2,918)
Net realized loss on Available-for-Sale securities	1,926	11,850
Other net realized loss	19	14
Changes in operating assets and liabilities:
Dividends and interest receivable	(1,837)	81
Certificate reserves, net	(315)	2,970
Due to/from parent for income taxes, net	5,355	(5,243)
Derivatives, net	824	(3,436)
Derivatives collateral, net	(341)	2,189
Other, net	(2,094)	(5,186)
Net cash provided by operating activities	42,407	19,200

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	27,957	29,765
Maturities, redemptions and calls	780,845	541,538
Purchases	(1,223,983)	(749,015)
Syndicated loans, commercial mortgage loans and other investments:
Sales	2,781	1,427
Maturities, redemptions and calls	27,955	32,157
Purchases and fundings	(11,274)	(18,100)
Certificate loans:
Payments	498	265
Fundings	(50)	(171)
Net cash used in investing activities	(395,271)	(162,134)

Cash Flows from Financing Activities
Payments from certificate owners	1,723,815	905,039
Certificate maturities and cash surrenders	(1,349,392)	(610,842)
Capital contribution from parent	10,000	15,000
Dividend/return of capital to parent	—	(11,000)
Net cash provided by financing activities	384,423	298,197

Net increase in cash and cash equivalents	31,559	155,263
Cash and cash equivalents at beginning of period	89,232	74,498
Cash and cash equivalents at end of period	$120,791	$229,761

Supplemental disclosures including non-cash transactions:
Cash paid (received) for income taxes	$(243)	$13,991
Cash paid for interest	28,053	23,560
Certificate maturities and surrenders through loan reductions	197	363
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

Future Adoption of New Accounting Standards

Income Taxes

In July 2013, the FASB updated the accounting standard for income taxes. The update provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The standard is effective for interim and annual periods beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of the standard is not expected to have a material impact on ACC's consolidated results of operations and financial condition.

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

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

3.  Investments

Investments in unaffiliated issuers were as follows (in thousands):

	September 30, 2013	December 31, 2012
Available-for-Sale securities:
Fixed maturities, at fair value (amortized cost: 2013, $3,829,364; 2012, $3,418,374)	$3,820,099	$3,424,910
Common stocks, at fair value (cost: 2013, $2,203 2012, $2,204)	5,518	4,094
Syndicated loans and commercial mortgage loans, at cost (less allowance for loan losses: 2013, $4,461; 2012, $5,660; fair value: 2013, $137,424; 2012, $156,730)	133,516	150,813
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	1,275	1,886
Real estate owned, at fair value less costs to sell	1,727	1,927
Total	$3,962,135	$3,583,630

Available-for-Sale securities distributed by type were as follows:

	September 30, 2013
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$2,066,605	$15,982	$(42,135)	$2,040,452	$(19,577)
Corporate debt securities	971,765	10,186	(1,305)	980,646	3
Commercial mortgage backed securities	254,986	5,484	(443)	260,027	—
Asset backed securities	535,629	5,014	(2,089)	538,554	—
U.S. government and agencies obligations	379	41	—	420	—
Common stocks	2,203	3,315	—	5,518	1,375
Total	$3,831,567	$40,022	$(45,972)	$3,825,617	$(18,199)

	December 31, 2012
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$1,661,052	$24,077	$(49,671)	$1,635,458	$(33,283)
Corporate debt securities	957,964	14,628	(2,188)	970,404	3
Commercial mortgage backed securities	402,877	12,013	(180)	414,710	—
Asset backed securities	396,101	8,141	(355)	403,887	—
U.S. government and agencies obligations	380	71	—	451	—
Common stocks	2,204	1,902	(12)	4,094	721
Total	$3,420,578	$60,832	$(52,406)	$3,429,004	$(32,559)
(1) Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income (loss). Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

At September 30, 2013 and December 31, 2012, fixed maturity securities comprised approximately 94% and 93%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. At September 30, 2013 and December 31, 2012, approximately $94.0 million and $110.9 million, respectively, of

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”) using criteria similar to those used by NRSROs. A summary of fixed maturity securities by rating was as follows:

	September 30, 2013			December 31, 2012
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$1,622,729	$1,629,304	42%	$1,482,332	$1,507,947	44%
AA	113,051	115,501	3	92,712	95,778	3
A	1,038,676	1,037,992	27	759,808	767,931	22
BBB	780,302	788,166	21	750,410	761,850	22
Below investment grade	274,606	249,136	7	333,112	291,404	9
Total fixed maturities	$3,829,364	$3,820,099	100%	$3,418,374	$3,424,910	100%

At September 30, 2013 and December 31, 2012, approximately 53% and 42%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	September 30, 2013
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	75	$944,116	$(9,489)	67	$296,360	$(32,646)	142	$1,240,476	$(42,135)
Corporate debt securities	25	254,155	(1,273)	1	14,007	(32)	26	268,162	(1,305)
Commercial mortgage backed securities	9	50,712	(442)	1	368	(1)	10	51,080	(443)
Asset backed securities	24	320,443	(2,089)	—	—	—	24	320,443	(2,089)
Total	133	$1,569,426	$(13,293)	69	$310,735	$(32,679)	202	$1,880,161	$(45,972)

Description of Securities	December 31, 2012
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	16	$300,375	$(641)	81	$364,204	$(49,030)	97	$664,579	$(49,671)
Corporate debt securities	31	310,622	(2,188)	—	—	—	31	310,622	(2,188)
Commercial mortgage backed securities	5	35,073	(180)	—	—	—	5	35,073	(180)
Asset backed securities	8	98,536	(355)	—	—	—	8	98,536	(355)
Common stocks	2	99	(12)	—	—	—	2	99	(12)
Total	62	$744,705	$(3,376)	81	$364,204	$(49,030)	143	$1,108,909	$(52,406)

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

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Beginning balance	$81,522	$69,791	$79,557	$64,545
Credit losses for which an other-than-temporary impairment was not previously recognized	—	860	—	1,401
Credit losses for which an other-than-temporary impairment was previously recognized	310	5,894	2,275	10,599
Ending balance	$81,832	$76,545	$81,832	$76,545

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

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss):

	Net Unrealized Investment Gains (Losses)	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance at January 1, 2012	$(74,315)	$27,222	$(47,093)
Net unrealized securities gains arising during the period (2)	60,651	(22,415)	38,236
Reclassification of losses included in net income	11,850	(4,148)	7,702
Balance at September 30, 2012	$(1,814)	$659	$(1,155)	(1)

Balance at January 1, 2013	$8,426	$(3,055)	$5,371
Net unrealized securities losses arising during the period (2)	(16,302)	5,884	(10,418)
Reclassification of losses included in net income	1,926	(674)	1,252
Balance at September 30, 2013	$(5,950)	$2,155	$(3,795)	(1)
(1) Includes $11.8 million and $26.1 million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at September 30, 2013 and 2012, respectively.
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

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Gross realized gains	$473	$283	$751	$342
Gross realized losses	—	(16)	(402)	(192)
Other-than-temporary impairments	(310)	(6,754)	(2,275)	(12,000)
Total	$163	$(6,487)	$(1,926)	$(11,850)

Other-than-temporary impairments for the three months and nine months ended September 30, 2013 and 2012 primarily related to credit losses on non-agency residential mortgage backed securities.

Available-for-Sale securities by contractual maturity at September 30, 2013 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$155,594	$156,339
Due after one year through five years	816,332	824,472
Due after five years through 10 years	4	5
Due after 10 years	214	250
	972,144	981,066
Residential mortgage backed securities	2,066,605	2,040,452
Commercial mortgage backed securities	254,986	260,027
Asset backed securities	535,629	538,554
Common stocks	2,203	5,518
Total	$3,831,567	$3,825,617

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

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Allowance for Loan Losses

The following tables present a rollforward of the allowance for loan losses for the nine months ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	September 30, 2013
	Commercial Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Beginning balance	$2,576	$3,084	$5,660
Charge-offs	(235)	(964)	(1,199)
Ending balance	$2,341	$2,120	$4,461

Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	2,341	2,120	4,461

	September 30, 2012
	Commercial Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Beginning balance	$2,576	$4,163	$6,739
Charge-offs	—	(929)	(929)
Ending balance	$2,576	$3,234	$5,810

Individually evaluated for impairment	$1,000	$669	$1,669
Collectively evaluated for impairment	1,576	2,565	4,141

The recorded investment in financing receivables by impairment method and type of loan was as follows:

	September 30, 2013
	Commercial Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Individually evaluated for impairment	$1,836	$2,066	$3,902
Collectively evaluated for impairment	118,214	15,861	134,075
Total	$120,050	$17,927	$137,977

	December 31, 2012
	Commercial Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Individually evaluated for impairment	$3,892	$1,474	$5,366
Collectively evaluated for impairment	119,933	31,174	151,107
Total	$123,825	$32,648	$156,473

As of September 30, 2013 and December 31, 2012, ACC’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $3.9 million and $3.6 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to ACC’s total loan balance. During the three months and nine months ended September 30, 2013, ACC sold nil and $821 thousand, respectively, of syndicated loans. During the three months and nine months ended September 30, 2012, ACC sold $1.4 million of syndicated loans. There were no significant purchases of financing receivables during the three months and nine months ended September 30, 2013 and 2012.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.

Credit Quality Information

Nonperforming loans, which are generally loans 90 days or more past due, were $1.5 million and $3.2 million as of September 30, 2013 and December 31, 2012, respectively. All other loans were considered to be performing.

Commercial Mortgage Loans

ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 1.5% and 3.1% of total commercial mortgage loans as of September 30, 2013 and December 31, 2012, respectively. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, ACC reviews the concentrations of credit risk by region and property type.

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(in thousands)
East North Central	$3,298	$5,089	3%	4%
Middle Atlantic	8,349	8,893	7	7
Mountain	9,557	10,026	8	8
New England	10,522	10,763	9	9
Pacific	30,295	32,183	25	26
South Atlantic	34,673	35,862	29	29
West North Central	13,817	15,079	11	12
West South Central	9,539	5,930	8	5
	120,050	123,825	100%	100%
Less: allowance for loan losses	2,341	2,576
Total	$117,709	$121,249

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(in thousands)
Apartments	$34,591	$35,042	29%	28%
Industrial	23,443	24,782	20	20
Office	11,227	13,172	9	11
Retail	34,740	35,194	29	28
Other	16,049	15,635	13	13
	120,050	123,825	100%	100%
Less: allowance for loan losses	2,341	2,576
Total	$117,709	$121,249

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Syndicated Loans

ACC’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at both September 30, 2013 and December 31, 2012 were $1.5 million, which represent 8% and 5% of total syndicated loans at September 30, 2013 and December 31, 2012, respectively.

Troubled Debt Restructurings

There were no loans restructured by ACC during the three months ended September 30, 2013 and 2012. The following table presents the number of loans restructured by ACC during the nine months ended September 30 and their recorded investment at the end of the period:

	2013		2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(in thousands, except number of loans)
Commercial mortgage loans	1	$1,988	—	$—
Syndicated loans	1	244	1	475
Total	2	$2,232	1	$475

The troubled debt restructuring did not have a material impact to ACC’s allowance for loan losses or income recognized for the three months and nine months ended September 30, 2013 and 2012. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

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

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$81,299	$—	$81,299
Available-for-Sale securities:
Residential mortgage backed securities	—	1,841,977	198,475	2,040,452
Corporate debt securities	—	871,634	109,012	980,646
Commercial mortgage backed securities	—	260,027	—	260,027
Asset backed securities	—	516,270	22,284	538,554
U.S. government and agencies obligations	420	—	—	420
Common stocks	2,208	3,099	211	5,518
Total Available-for-Sale securities	2,628	3,493,007	329,982	3,825,617
Equity derivatives, purchased	—	55,520	—	55,520
Total assets at fair value	$2,628	$3,629,826	$329,982	$3,962,436

Liabilities
Certificate reserves	$—	$7,232	$—	$7,232
Equity derivatives, written	—	48,605	—	48,605
Total liabilities at fair value	$—	$55,837	$—	$55,837

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$81,098	$—	$81,098
Available-for-Sale securities:
Residential mortgage backed securities	—	1,382,860	252,598	1,635,458
Corporate debt securities	—	859,761	110,643	970,404
Commercial mortgage backed securities	—	378,650	36,060	414,710
Asset backed securities	—	381,664	22,223	403,887
U.S. government and agencies obligations	451	—	—	451
Common stocks	1,054	2,216	824	4,094
Total Available-for-Sale securities	1,505	3,005,151	422,348	3,429,004
Equity derivatives, purchased	—	37,003	—	37,003
Total assets at fair value	$1,505	$3,123,252	$422,348	$3,547,105

Liabilities
Certificate reserves	$—	$7,904	$—	$7,904
Equity derivatives, written	—	29,532	—	29,532
Total liabilities at fair value	$—	$37,436	$—	$37,436

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Residential Mortgage Backed Securities		Corporate Debt Securities		Commercial Mortgage Backed Securities		Asset Backed Securities		Common Stocks	Derivatives	Total
	(in thousands)
Balance, July 1, 2013	$19,400		$108,637		$45,771		$59,957		$229	$—	$233,994
Total gains (losses) included in:
Net income	(29)	(1)	(283)	(1)	(86)	(1)	49	(1)	—	—	(349)
Other comprehensive income	(61)		658		(226)		(322)		(18)	—	31
Purchases	200,384		—		—		—		—	—	200,384
Settlements	(1,819)		—		(35,489)		(918)		—	—	(38,226)
Transfers out of Level 3	(19,400)		—		(9,970)		(36,482)		—	—	(65,852)
Balance, September 30, 2013	$198,475		$109,012		$—		$22,284		$211	$—	$329,982
Change in unrealized gains (losses) included in net income related to Level 3 assets held at September 30, 2013	$(29)	(1)	$(283)	(1)	$—		$49	(1)	$—	$—	$(263)
(1) Included in investment income in the Consolidated Statements of Operations.

	Available-for-Sale Securities
	Residential Mortgage Backed Securities		Corporate Debt Securities		Commercial Mortgage Backed Securities		Asset Backed Securities		Common Stocks	Derivatives	Total
	(in thousands)
Balance, July 1, 2012	$107,213		$29,236		$25,903		$24,482		$288	$—	$187,122
Total gains (losses) included in:
Net income	148	(1)	(15)	(1)	(7)	(1)	73	(1)	—	—	199
Other comprehensive income	159		500		124		374		—	—	1,157
Purchases	53,740		15,000		—		—		—	—	68,740
Settlements	(3,411)		(778)		—		(1,376)		—	—	(5,565)
Transfers out of Level 3	(86,041)		—		—		—		(41)	—	(86,082)
Balance, September 30, 2012	$71,808		$43,943		$26,020		$23,553		$247	$—	$165,571
Change in unrealized gains (losses) included in net income related to Level 3 assets held at September 30, 2012	$148	(1)	$(15)	(1)	$(7)	(1)	$73	(1)	$—	$—	$199
(1) Included in investment income in the Consolidated Statements of Operations.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities
	Residential Mortgage Backed Securities		Corporate Debt Securities		Commercial Mortgage Backed Securities		Asset Backed Securities		Common Stocks	Derivatives	Total
	(in thousands)
Balance, January 1, 2013	$252,598		$110,643		$36,060		$22,223		$824	$—	$422,348
Total gains (losses) included in:
Net income	(29)	(1)	(848)	(1)	(175)	(1)	114	(1)	—	—	(938)
Other comprehensive loss	(61)		(779)		(396)		(512)		(36)	—	(1,784)
Purchases	219,784		—		9,970		171,338		—	—	401,092
Settlements	(1,819)		—		(35,489)		(3,303)		—	—	(40,611)
Transfers into Level 3	—		—		—		7,872		—	—	7,872
Transfers out of Level 3	(271,998)		(4)		(9,970)		(175,448)		(577)	—	(457,997)
Balance, September 30, 2013	$198,475		$109,012		$—		$22,284		$211	$—	$329,982
Change in unrealized gains (losses) included in net income related to Level 3 assets held at September 30, 2013	$(29)	(1)	$(848)	(1)	$—		$104	(1)	$—	$—	$(773)
(1) Included in investment income in the Consolidated Statements of Operations.

	Available-for-Sale Securities
	Residential Mortgage Backed Securities		Corporate Debt Securities		Commercial Mortgage Backed Securities		Asset Backed Securities		Common Stocks	Derivatives	Total
	(in thousands)
Balance, January 1, 2012	$80,580		$12,984		$—		$27,812		$340	$4	$121,720
Total gains (losses) included in:
Net income	(5,106)	(1)	(39)	(2)	(17)	(2)	215	(2)	—	—	(4,947)
Other comprehensive income	10,323		664		451		715		(14)	—	12,139
Purchases	75,732		32,730		2,037		—		296	—	110,795
Sales	—		—		—		—		—	(4)	(4)
Settlements	(14,585)		(2,399)		—		(5,189)		—	—	(22,173)
Transfers into Level 3	10,905		3		23,549		—		—	—	34,457
Transfers out of Level 3	(86,041)		—		—		—		(375)	—	(86,416)
Balance, September 30, 2012	$71,808		$43,943		$26,020		$23,553		$247	$—	$165,571
Change in unrealized gains (losses) included in net income related to Level 3 assets held at September 30, 2012	$175	(1)	$(39)	(2)	$(17)	(2)	$215	(2)	$—	$—	$334
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

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets and liabilities:

	September 30, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Corporate debt securities (private placements)	$87,900	Discounted cash flow	Yield/spread to U.S. Treasuries	1.2% - 1.5% (1.4%)

	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Corporate debt securities (private placements)	$88,530	Discounted cash flow	Yield/spread to U.S. Treasuries	1.4% - 1.7% (1.5%)

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

Available-for-Sale Securities

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from third party pricing services, non-binding broker quotes, or other model-based valuation techniques. Level 1 securities primarily include U.S. Treasuries and common stocks. Level 2 securities primarily include residential mortgage backed securities, corporate bonds, commercial mortgage backed securities, asset backed securities, U.S. agency securities and common stock. The fair value of these Level 2 securities is based on a market approach with prices obtained from

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

third party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes. Level 3 securities primarily include certain non-agency residential mortgage backed securities, corporate bonds, commercial mortgage backed securities, asset backed securities and common stocks. The fair value of corporate bonds, non-agency residential mortgage backed securities, commercial mortgage backed securities and certain asset backed securities classified as Level 3 is typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to ACC. ACC’s privately placed corporate bonds are typically based on a single non-binding broker quote. In addition to the general pricing controls, ACC reviews the broker prices to ensure that the broker quotes are reasonable and, when available, compares prices of privately issued securities to public issues from the same issuer to ensure that the implicit illiquidity premium applied to the privately placed investment is reasonable considering investment characteristics, maturity, and average life of the investment.

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

Derivatives (Equity Derivatives, Purchased and Written)

The fair value of derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at September 30, 2013 and December 31, 2012. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.

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

	September 30, 2013
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$15,807	$—	$16,431	$—	$16,431
Commercial mortgage loans	117,709	—	—	120,993	120,993
Certificate loans	1,275	—	1,275	—	1,275
Financial Liabilities
Certificate reserves	$3,878,871	$—	$—	$3,878,288	$3,878,288

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2012
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$29,564	$—	$30,164	$369	$30,533
Commercial mortgage loans	121,249	—	—	126,197	126,197
Certificate loans	1,886	—	1,886	—	1,886
Financial Liabilities
Certificate reserves	$3,504,091	$—	$—	$3,494,304	$3,494,304

Syndicated Loans

The fair value of syndicated loans is obtained from a third party pricing service or non-binding broker quotes. Syndicated loans that are priced by multiple non-binding broker quotes are classified as Level 2 and loans priced using a single non-binding broker quote are classified as Level 3.

Commercial Mortgage Loans

The fair value of commercial mortgage loans, except those with significant credit deterioration, is determined by discounting contractual cash flows using discount rates that reflect current pricing for loans with similar remaining maturities, liquidity and characteristics including loan-to-value ratio, occupancy rate, refinance risk, debt-service coverage, location, and property condition. For commercial mortgage loans with significant credit deterioration, fair value is determined using the same adjustments as above with an additional adjustment for ACC’s estimate of the amount recoverable on the loan. Given the significant unobservable inputs to the valuation of commercial mortgage loans, these measurements are classified as Level 3.

Certificate Loans

Certificate loans represent loans made against and collateralized by the underlying certificate balance. These loans do not transfer to third parties separate from the underlying certificate. The outstanding balance of these loans is considered a reasonable estimate of fair value and is classified as Level 2.

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

6. Offsetting Assets and Liabilities

Certain derivative instruments are eligible for offset in the Consolidated Balance Sheets under GAAP. ACC’s derivative instruments are subject to master netting arrangements and collateral arrangements and meet the GAAP guidance to qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. ACC’s policy is to recognize amounts subject to master netting arrangements on a gross basis on the Consolidated Balance Sheets.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	September 30, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Net Amount
	(in thousands)
Equity derivatives, purchased	$55,520	$—	$55,520	$(48,605)	$(2,071)	$4,844

	December 31, 2012
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Net Amount
	(in thousands)
Equity derivatives, purchased	$37,003	$—	$37,003	$(29,532)	$(2,412)	$5,059
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	September 30, 2013
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Net Amount
	(in thousands)
Equity derivatives, written	$48,605	$—	$48,605	$(48,605)	$—	$—

	December 31, 2012
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Net Amount
	(in thousands)
Equity derivatives, written	$29,532	$—	$29,532	$(29,532)	$—	$—
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

ACC uses derivatives as economic hedges of equity risk related to stock market certificates. ACC does not designate any derivatives for hedge accounting. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives, by type of derivative and product:

Derivatives not designated as hedging instruments		Asset			Liability
	Balance Sheet Location	September 30, 2013	December 31, 2012	Balance Sheet Location	September 30, 2013	December 31, 2012
		(in thousands)			(in thousands)
Equity
Stock market certificates	Equity derivatives, purchased	$55,520	$37,003	Equity derivatives, written	$48,605	$29,532
Stock market certificates embedded derivatives	N/A	—	—	Certificate reserves	7,232	7,904
Total		$55,520	$37,003		$55,837	$37,436
N/A Not applicable.

See Note 5 for additional information regarding ACC’s fair value measurement of derivative instruments.

The following tables present a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended September 30,
		2013	2012
		(in thousands)
Equity
Stock market certificates	Net provision for certificate reserves	$1,131	$1,869
Stock market certificates embedded derivatives	Net provision for certificate reserves	(798)	(1,424)
Total		$333	$445

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Nine Months Ended September 30,
		2013	2012
		(in thousands)
Equity
Stock market certificates	Net provision for certificate reserves	$5,029	$5,866
Stock market certificates embedded derivatives	Net provision for certificate reserves	(4,352)	(4,873)
Total		$677	$993

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

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

ACC views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels. The gross notional amount of these derivative contracts was $1.0 billion and $1.1 billion at September 30, 2013 and December 31, 2012, respectively. ACC also purchases futures on the S&P 500 Index to economically hedge its obligations. The futures are marked-to-market daily and exchange traded, exposing ACC to no counterparty risk. The gross notional amount of these derivative contracts was $502 thousand and $781 thousand at September 30, 2013 and December 31, 2012, respectively.

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

9.  Shareholder’s Equity

The following table provides information related to amounts reclassified from AOCI:

		Amount Reclassified from AOCI
AOCI Reclassification	Location of Loss Recognized in Income	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
		(in thousands)
Unrealized net losses (gains) on Available-for-Sale securities	Net investment income	$(163)	$1,926
Tax expense (benefit)	Income tax provision	57	(674)
Net of tax		$(106)	$1,252

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

10.  Income Taxes

The effective tax rate was 36.3% and 36.7% for the three months and nine months ended September 30, 2013, respectively, compared to 36.6% for both the three months and nine months ended September 30, 2012.

ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of September 30, 2013 and December 31, 2012.

As of September 30, 2013 and December 31, 2012, ACC had $1.9 million and $736 thousand, respectively, of gross unrecognized tax benefits. If recognized, approximately $173 thousand and $1.0 million, net of federal tax benefits, of the unrecognized tax benefits as of September 30, 2013 and December 31, 2012, respectively, would affect the effective tax rate.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of ACC, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $1.7 million in the next 12 months.

ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized interest and penalties of $19 thousand and $120 thousand for the three months and nine months ended September 30, 2013, respectively. ACC recognized no interest and penalties for the three months and nine months ended September 30, 2012. ACC had $1.2 million and $1.1 million for the payment of interest and penalties accrued at September 30, 2013 and December 31, 2012, respectively.

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

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS

The following information should be read in conjunction with Ameriprise Certificate Company's (“ACC”) Financial Statements and related notes presented in Part I, Item 1. This discussion may contain forward-looking statements that reflect ACC's plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed under “Forward-Looking Statements.” ACC believes it is useful to read its management's narrative analysis in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2013 (“2012 10-K”), as well as its current reports on Form 8-K and other publicly available information.

ACC is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial”). ACC is registered as an investment company under the Investment Company Act of 1940 and is in the business of issuing face-amount investment certificates. Face-amount investment certificates issued by ACC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by ACC, at its discretion. The certificates issued by ACC are not insured by any government agency. ACC's certificates are sold primarily by Ameriprise Financial Services, Inc., an affiliate of ACC. Ameriprise Financial Services, Inc. is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico. ACC's investment portfolio is managed by Columbia Management Investment Advisers, LLC (“CMIA”), a wholly owned subsidiary of Ameriprise Financial.

Management's narrative analysis of the results of operations is presented in lieu of management's discussion and analysis of financial condition and results of operations, pursuant to General Instructions H(2)(a) of Form 10-Q.

Critical Accounting Policies

ACC's critical accounting policies are discussed in detail in “Management's Narrative Analysis — Critical Accounting Policies” in its 2012 10-K.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their expected impact on ACC's future results of operations or financial condition, see Note 2 to the consolidated financial statements.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

ACC's net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income trends occur largely due to changes in returns on ACC's investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles (“GAAP”).

Net income increased $0.6 million, or 5%, to $12.8 million for the nine months ended September 30, 2013, compared to $12.2 million for the prior year period, primarily due to lower realized losses on investments as a result of decreased other-than-temporary impairments on non-agency residential mortgage backed securities, partially offset by a decrease in investment income as a result of lower yields, higher investment expenses and an increase in the provision for certificate reserves.

Investment income decreased $4.0 million, or 6%, to $64.0 million for the nine months ended September 30, 2013 compared to $68.0 million for the prior year period. Although average investment balances increased compared to the prior year period, the negative impact of the low interest rate environment more than offset the income from higher average balances.

Investment expenses increased $3.0 million, or 19%, to $19.0 million for the nine months ended September 30, 2013 compared to $16.0 million for the prior year period. This increase is primarily due to higher fees as a result of higher certificate reserve balances compared to the prior year period.

Net provision for certificate reserves increased $1.9 million, or 9%, to $22.9 million for the nine months ended September 30, 2013 compared to $21.0 million for the prior year period. This increase is a result of client inflows primarily associated with the relaunch of the Ameriprise Cash Reserve Certificate in May of 2012. In addition, changes to Ameriprise Financial's banking business in late 2012 favorably impacted ACC's inflows as clients purchased Ameriprise Certificates to meet their needs for guaranteed returns and principal.

Net realized loss on investments before income taxes was $1.9 million for the nine months ended September 30, 2013 compared to $11.9 million for the prior year period. Included in net realized investment losses for the nine months ended September 30, 2013 and 2012 were other-than-temporary impairments of $2.3 million and $12.0 million, respectively, which related primarily to credit losses on non-agency residential mortgage backed securities. The other-than-temporary impairments for the nine months ended September 30, 2013 were partially offset by net realized gains from sales, tenders and calls of Available-for-Sale securities.

The effective tax rate was 36.7% for the nine months ended September 30, 2013 compared to 36.6% for the nine months ended September 30, 2012.

It is possible there will be corporate tax reform in the next few years. While impossible to predict, corporate tax reform is likely to include a reduction in the corporate tax rate coupled with reductions in tax preferred items. Any changes could have a material impact on ACC's income tax expense and the deferred tax balances.

Fair Value Measurements

ACC reports certain assets and liabilities at fair value; specifically, derivatives, embedded derivatives, and most investments and cash equivalents. Fair value assumes the exchange of assets or liabilities occurs in orderly transactions. Companies are not permitted to use market prices that are the result of a forced liquidation or distressed sale. ACC includes actual market prices or observable inputs in its fair value measurements to the extent available. Broker quotes are obtained when quotes from pricing services are not available. ACC validates prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors. See Note 5 to the consolidated financial statements for additional information regarding ACC's fair value measurements.

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

ACC's management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC's Chief Executive Officer and Chief Financial Officer have concluded that ACC's disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2013.

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

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors provided in Part I, Item 1A of ACC's 2012 10-K.

ITEM 6.  EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date:	November 4, 2013	/s/ Abu M. Arif
Abu M. Arif
Chief Executive Officer

Date:	November 4, 2013	/s/ Ross P. Palacios
Ross P. Palacios
Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit        Description

3(a)
Amended and Restated Certificate of Incorporation of American Express Certificate Company, dated August 1, 2005, filed electronically on or about March 10, 2006 as Exhibit 3(a) to Registrant's Form 10-K is incorporated by reference.

3(b)	By-Laws of Ameriprise Certificate Company, filed electronically on or about November 5, 2010 as Exhibit 3(b) to Registrant's Form 10-Q, are incorporated herein by reference.

14(a)*	Code of Ethics under Rule 17j-1 for Ameriprise Certificate Company effective August 21, 2013, is filed electronically herewith as Exhibit14(a) to Registrant’s Form 10-Q.

31.1*	Certification of Abu M. Arif pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Ross P. Palacios pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Abu M. Arif and Ross P. Palacios pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________________________________________________
* Filed electronically herewithin.

E-1