Form 10-K
period 2013-12-31
AMERIPRISE CERTIFICATE CO
filed 2014-02-28
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 30 OF THE INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2014
Common Stock (par value $10 per share)	150,000 shares
All outstanding shares of the registrant are directly owned by Ameriprise Financial, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY

FORM 10-K

PART I

Item 1.  Business

Overview
 Ameriprise Certificate Company (“ACC” or the “Company”) was incorporated on October 28, 1977 under the laws of Delaware. Ameriprise Financial, Inc. (“Ameriprise Financial”), a Delaware corporation, owns 100% of the outstanding voting securities of ACC. Ameriprise Financial and its predecessor companies have more than 119 years of history providing clients with financial solutions.

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

•	Twenty year maturity.

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

•	Twenty year maturity.

3.    Ameriprise Installment Certificate

•	Installment payment certificate that declares interest rates in advance for a three-month period.

•	Currently sold without a sales charge.

•	Currently bears surrender charges for premature surrenders.

•	Available as qualified investments for IRAs, 401(k) plans, and other qualified retirement plans.

•	Current policy is to re-evaluate the certificate product interest crediting rates weekly to respond to marketplace changes.

•	As of the date of this report, ACC has a fixed rate of 0.55% for new sales.

•	Intended to help clients save systematically and may compete with passbook savings and NOW accounts.

•	Ten year maturity.

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

•	Twenty year maturity.

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

•	Fourteen term maturity.

Within the specified maturity periods, most certificates have interest crediting rate terms ranging from three to thirty-six months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at term’s end. Currently offered ACC certificates (listed above), as well as certain certificates previously issued by ACC (not listed above), contain renewal features which enable certificate owners to renew their certificate term until certificate maturity. Accordingly, certificate products that are currently outstanding in their renewal periods or are exercised for renewal in the future are, and continue to be, liabilities of ACC until their redemption or maturity whether or not such certificates are available for new sales. ACC guarantees the return of principal, as well as interest once it has been credited, less any penalties that apply, for each of the certificates offered.

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

ACC’s financial condition and results of operations may be materially affected by market fluctuations and by economic and other factors. Such factors, which can be global, national or local in nature, include: political, social, economic and market conditions; the availability and cost of capital; the level and volatility of equity prices, commodity prices and interest rates, currency values and other market indices; technological changes and events; U.S. and foreign government fiscal and tax policies; U.S. and foreign government ability, real or perceived, to avoid defaulting on government securities, the availability and cost of credit; inflation; investor sentiment and confidence in the financial markets; terrorism events and armed conflicts; and natural disasters such as weather catastrophes and widespread health emergencies. These factors also may have an impact on ACC’s ability to achieve its strategic objectives.

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

For additional information regarding the sensitivity of the fixed income securities in ACC’s investment portfolio to interest rate fluctuations, see Part II, Item 7A of this Form 10-K —“Quantitative and Qualitative Disclosures About Market Risk.”

Changes in the supervision and regulation of the financial industry could materially impact ACC’s results of operations, financial condition and liquidity.

The Dodd-Frank Act, enacted into law in 2010, called for sweeping changes in the supervision and regulation of the financial industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide greater protections to individual consumers and investors. Certain elements of the Dodd-Frank Act became effective immediately, though the details of many provisions are subject to additional studies and will not be known until final rules are adopted by applicable regulatory agencies. The full impact of the Dodd-Frank Act on ACC, the financial industry and the economy cannot be known until all such rules and regulations called for under the Dodd-Frank Act have been finalized, and, in some cases, implemented over time.

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

Changes in and the adoption of accounting standards or inaccurate estimates or assumptions in applying accounting policies could have a material impact on ACC’s financial statements.

ACC's accounting policies and methods are fundamental to how ACC records and reports ACC's financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of ACC's assets or liabilities and results of operations and are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. If those assumptions, estimates or judgments were incorrectly made, ACC could be required to correct and restate prior-period financial statements.

ACC prepares its financial statements in accordance with GAAP. From time to time, the Financial Accounting Standards Board (“FASB”), the SEC, and other regulators may change the financial accounting and reporting standards governing the preparation of ACC’s financial statements. In some cases, ACC could be required to apply a new or revised standard retroactively, resulting in ACC restating prior period financial statements. These changes are difficult to predict, and could impose additional governance, internal controls and disclosure demands. It is possible that such changes could have a material adverse effect on ACC’s financial condition and results of operations.

Defaults in ACC’s fixed maturity securities portfolio could adversely affect ACC’s earnings.

Issuers of the fixed maturity securities owned by ACC may default on principal and interest payments. As of December 31, 2013, 6% of ACC’s invested assets had ratings below investment grade. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment-grade ratings, which could default on their debt obligations.

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

ACC invests a portion of its assets in privately placed fixed income securities and mortgage loans, which are relatively illiquid. ACC’s investment manager periodically reviews ACC’s private placement investments using adopted standards to categorize such investments as liquid or illiquid. As of December 31, 2013, mortgage loans and private placement fixed income securities that have been categorized as illiquid represented approximately 5% of the carrying value of ACC’s investment portfolio. If ACC requires significant amounts of cash on short notice in excess of its normal cash requirements, ACC may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than it would otherwise have been able to realize, or both, which could have an adverse effect on ACC’s financial condition and results of operations.

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

ACC is dependent on the financial advisors of AFSI for all of the sales of its certificate products. A significant number of such financial advisors operate as independent contractors under a franchise agreement with AFSI. The market for these financial advisors is extremely competitive, and there can be no assurance that AFSI will be successful in its efforts to maintain its current network of financial advisors or to recruit and retain new advisors to its network. If AFSI is unable to attract and retain quality financial advisors, fewer advisors would be available to sell ACC’s certificate products and ACC’s financial condition and results of operations could be materially adversely affected.

ACC’s business is regulated and changes in legislation or regulation may reduce ACC’s profitability and limit its growth.

ACC operates in a regulated industry. As a registered investment company, ACC must observe certain governance, disclosure, record-keeping, marketing, privacy, data protection and other operating requirements. Various regulatory and governmental bodies have the authority to review ACC’s products and business practices and to bring regulatory or other legal actions against ACC if, in their view, ACC’s practices are improper. Any enforcement actions, investigations or other proceedings brought against ACC or its directors or employees by its regulators may result in fines, injunctions or other disciplinary actions that could harm ACC's reputation or impact ACC's results of operations. In addition, any changes to the laws and regulations applicable to ACC’s business, including incremental requirements, costs and risks imposed on ACC, may affect the operations and financial condition of ACC.

Damage to the reputation of ACC or its affiliates could adversely affect the business of ACC.

The ability of ACC to market and sell its products is highly dependent upon external perceptions of ACC’s and its affiliates’ level of service, business practices and financial condition. Damage to the reputation of ACC or its affiliates could cause significant harm to the business and prospects of ACC and may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, any perceived or actual weaknesses in ACC’s financial strength or liquidity, technological, cyber-security, or other security breaches resulting in improper disclosure of client or employee personal information, unethical behavior and the misconduct of employees, AFSI’s advisors and counterparties. Negative perceptions or publicity regarding these matters could damage ACC’s or its affiliates’ reputation among existing and potential customers, investors, employees and affiliated advisors. Adverse developments with respect to the financial industry may also, by association, negatively impact ACC’s reputation or result in greater regulatory or legislative scrutiny or litigation against ACC.

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

Changes in corporate tax laws and regulations and in the interpretation of such laws and regulations, as well as adverse determinations regarding the application of such laws and regulations, could adversely affect ACC's earnings.

ACC is subject to the income tax laws of the U.S., its states and municipalities. These tax laws are complex and may be subject to different interpretations. ACC must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and must also make estimates about when in the future certain items affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be settled with the taxing authority upon examination or audit. In addition, changes to the Internal Revenue Code, administrative rulings or court decisions could increase ACC's provision for income taxes and reduce ACC's earnings.

It is possible there will be corporate tax reform in the next few years. While impossible to predict, corporate tax reform is likely to include a reduction in the corporate tax rate coupled with reductions in tax preferred items. Potential tax reform may also affect the U.S. tax rules regarding international operations. Any changes could have a material impact on ACC's income tax expense and deferred tax balances.

The occurrence of natural or man-made disasters and catastrophes could adversely affect the results of operations and financial condition of ACC.

The occurrence of natural disasters and catastrophes, including earthquakes, hurricanes, floods, tornadoes, fires, blackout, severe winter weather, explosions, pandemic disease and man-made disasters, including acts of terrorism, insurrections and military actions, could adversely affect the results of operations or financial condition of ACC. Such disasters and catastrophes may impact ACC directly by damaging its facilities, preventing its employees from performing their roles or otherwise disturbing its ordinary business operations. These impacts could be particularly severe to the extent they affect ACC's computer-based data processing, transmission, storage and retrieval systems and destroy or release valuable data. Such disasters and catastrophes may also impact ACC indirectly by changing the condition and behaviors of its customers, business counterparties and regulators, as well as by causing declines or volatility in the economic and financial markets, which could in turn have an adverse effect on ACC’s investment portfolio.

ACC cannot predict the timing and frequency with which natural and man-made disasters and catastrophes may occur, nor can ACC predict the impact that changing climate conditions may have on the frequency and severity of natural disasters or on overall economic stability and sustainability. As such, ACC cannot be sure that its actions to identify and mitigate the risks associated with such disasters and catastrophes will be effective.

ACC's operational systems and networks have been and will continue to be, subject to evolving cybersecurity or other technological risks, which could result in the disclosure of confidential client information, loss of ACC's proprietary information, damage to ACC's reputation, additional costs to ACC, regulatory penalties and other adverse impacts.

The business of ACC and its affiliates is reliant upon internal and third party technology systems and networks to process, transmit and store information, including sensitive client and proprietary information, and to conduct business activities and transactions with clients, AFSI’s advisors, vendors and other third parties. Maintaining the integrity of these systems and networks is critical to the success of ACC’s business operations, including the retention of clients, and to the protection of ACC’s proprietary information and ACC’s clients’ personal information. To date, neither ACC nor its affiliates have experienced material breaches of nor interference with these systems and networks, however, ACC and its affiliates routinely encounter such threats. For example, the cybersecurity and technological threats experienced by ACC and its affiliates have included phishing scams, distributed denial of service attacks, introductions of malware, attempts at electronic break-ins and unauthorized payment requests. Any such breaches or interference by third parties or by ACC’s employees that may occur in the future could have a material adverse impact on ACC’s business, financial condition or results of operations.

ACC and its affiliates have implemented and maintain security measures designed to protect against breaches of security and other interference with systems and networks resulting from attacks by third parties, including hackers, and from employee error or malfeasance. ACC and its affiliates also require third party vendors, who in the provision of services to ACC and its affiliates are provided with or process information pertaining to ACC’s business or its clients, to meet certain information security standards. The increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-security threats. As these threats, and government and regulatory oversight of associated risks, continue to evolve, ACC may be required to expend additional resources to enhance or expand upon the security measures ACC and its affiliates currently maintain.

Despite the measures ACC and its affiliates have taken and may in the future take to address and mitigate these risks, ACC cannot assure that the systems and networks of ACC and its affiliates will not be subject to breaches or interference. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of ACC’s proprietary information or

ACC’s clients’ personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of clients or other damage to our business. Even if ACC successfully protects its technology infrastructure and the confidentiality of sensitive data, ACC may incur significant expenses in connection with the responses to any such attacks as well as the adoption and maintenance of appropriate security measures. ACC could also suffer harm to its business and reputation if attempted security breaches are publicized. ACC cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in ACC’s systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks used in connection with ACC’s products and services.

Protection from system interruptions and operating errors is important to ACC’s business. If ACC experiences a sustained interruption to ACC’s telecommunications or data processing systems, or other failure in operational execution, it could harm ACC’s business.

Operating errors and system or network interruptions could delay and disrupt ACC’s ability to develop, deliver or maintain products and services, causing harm to ACC’s business and reputation and resulting in loss of clients or revenue. Interruptions could be caused by operational failures arising from employee error or malfeasance, interference by third parties, including hackers, ACC’s implementation of new technology, as well as from maintenance of existing technology. ACC’s financial, accounting, data processing or other operating systems and facilities may fail to operate or report data properly, experience connectivity disruptions or otherwise become disabled as a result of events that are wholly or partially beyond ACC’s control, adversely affecting ACC’s ability to process transactions or provide products and services to clients. These interruptions can include fires, floods, earthquakes and other natural disasters, power losses, equipment failures, attacks by third parties, failures of internal or vendor software or systems and other events beyond ACC’s control. Further, ACC faces the risk of operational failure (including, without limitation, failure caused by an inaccuracy, untimeliness or other deficiency in data reporting), termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other financial intermediaries that ACC uses to facilitate or are component providers to ACC’s securities transactions and other product manufacturing and distribution activities. Any such failure, termination or constraint could adversely impact ACC’s ability to effect transactions, service clients, manage exposure to risk, or otherwise achieve desired outcomes.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

All of ACC’s outstanding common stock is owned by Ameriprise Financial. There is no established public trading market for ACC’s common stock. Frequency and amount of capital transactions with Ameriprise Financial during the past two years were (in millions):

	Dividends/Returns of Capital Paid to Ameriprise Financial	Receipt of Capital from Ameriprise Financial
For the year ended December 31, 2013:
March 28, 2013	$—	$5
September 30, 2013	—	5
Total	$—	$10

	Dividends/Returns of Capital Paid to Ameriprise Financial	Receipt of Capital from Ameriprise Financial
For the year ended December 31, 2012:
March 31, 2012	$11	$—
September 30, 2012	—	15
October 30, 2012	—	5
November 29, 2012	—	5
December 31, 2012	—	12
Total	$11	$37

Restriction on ACC’s present or future ability to pay dividends to Ameriprise Financial:

Certain series of installment certificate products outstanding provide that cash dividends may be paid by ACC only in calendar years for which additional credits of at least one-half of 1% on such series of certificates have been authorized by ACC. This restriction has been satisfied for 2013 and 2012 by ACC’s declaration of additional credits.

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

Net income decreased $0.3 million, or 2%, to $14.1 million for the year ended December 31, 2013 compared to $14.4 million for the prior year due to a decrease in investment income as a result of lower average yields, higher investment expenses and an increase in the net provision for certificate reserves partially offset by lower realized losses on investments as a result of decreased other-than-temporary impairments on non-agency residential mortgage backed securities. Results for the year ended December 31, 2012 included a $2.2 million increase to income tax expense for an out-of-period correction related to ACC’s deferred tax balance. Management has determined that the effect of this adjustment is immaterial to all periods presented.

Investment income decreased $5.8 million, or 6%, to $85.4 million for the year ended December 31, 2013 compared to $91.2 million for the prior year. Although average investment balances increased compared to the prior year, the negative impact of the low interest rate environment more than offset the income from higher average balances.

Investment expenses increased $3.6 million, or 16%, to $25.4 million for the year ended December 31, 2013 compared to $21.8 million for the prior year. This increase is primarily due to higher fees as a result of higher certificate reserve balances compared to the prior year as well as changes to ACC's transfer agent agreement which took effect in January of 2013.

Net provision for certificate reserves increased $1.0 million, or 4%, to $29.9 million for the year ended December 31, 2013 compared to $28.9 million for the prior year. This increase is a result of client inflows primarily associated with the relaunch of the Ameriprise Cash Reserve Certificate in May of 2012. In addition, changes to Ameriprise Financial's banking business in late 2012 favorably impacted ACC's inflows as clients purchased Ameriprise Certificates to meet their needs for guaranteed returns and principal.

Net realized loss on investments before income taxes was $3.1 million for the year ended December 31, 2013 compared to $14.4 million for the prior year. Included in net realized investment losses for the year ended December 31, 2013 and 2012 were other-than-temporary impairments of $3.6 million and $15.0 million, respectively, which related to credit losses on non-agency residential mortgage backed securities.

The effective tax rate was 47.5% for the year ended December 31, 2013 compared to 44.7% for the year ended December 31, 2012. The increase in the effective tax rate from the prior year was primarily driven by an increase in uncertain tax positions.

Fair Value Measurements

ACC reports certain assets and liabilities at fair value; specifically derivatives, embedded derivatives, and most investments and cash equivalents. Fair value assumes the exchange of assets or liabilities occurs in orderly transactions. Companies are not permitted to use market prices that are the result of a forced liquidation or distressed sale. ACC includes actual market prices or observable inputs in its fair value measurements to the extent available. Non-binding broker quotes are obtained when quotes from third party pricing services are not available. ACC validates prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors. See Note 8 to ACC’s Consolidated Financial Statements for additional information regarding ACC’s fair value measurements.

Non-Agency Residential Mortgage Backed Securities Backed by Subprime, Alt-A or Prime Collateral

Subprime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above subprime but may not conform to government-sponsored standards. Prime mortgage lending is the origination of residential mortgage loans to customers with good credit profiles. ACC has exposure to each of these types of loans predominantly through mortgage backed securities. The slowdown in the U.S. housing market, combined with relaxed underwriting standards by some originators, has led to higher delinquency and loss rates for some of these investments. As a part of ACC’s risk management process, an internal rating system is used in conjunction with market data as the basis for analysis to assess the likelihood that ACC will not receive all contractual principal and interest payments for these investments. For the investments that are more at risk for impairment, ACC performs its own assessment of projected cash flows incorporating assumptions about default rates, prepayment speeds and loss severity to determine if an other-than-temporary impairment should be recognized.

The following table presents, as of December 31, 2013, ACC’s non-agency residential mortgage backed securities backed by subprime, Alt-A or prime mortgage loans:

	Investment Grade		BB & Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Sub-prime	(in thousands)
Original securitizations	$18,091	$18,565	$6,761	$6,908	$24,852	$25,473
Re-Remic(1)	1,643	1,586	—	—	1,643	1,586
Total Sub-prime	$19,734	$20,151	$6,761	$6,908	$26,495	$27,059
Alt-A
Original securitizations	$14,563	$14,577	$115,336	$100,582	$129,899	$115,159
Re-Remic(1)	258,452	255,828	—	—	258,452	255,828
Total Alt-A	$273,015	$270,405	$115,336	$100,582	$388,351	$370,987
Prime
Original securitizations	$58,548	$58,083	$129,694	$124,722	$188,242	$182,805
Re-Remic(1)	719,831	719,007	—	—	719,831	719,007
Total Prime	$778,379	$777,090	$129,694	$124,722	$908,073	$901,812
Grand Total	$1,071,128	$1,067,646	$251,791	$232,212	$1,322,919	$1,299,858
(1) Re-Remics of mortgage backed securities are prior vintages with cash flows structured into senior and subordinated bonds. Credit enhancement has been increased through the Re-Remic process on the securities ACC owns.

European Exposure

ACC has no European sovereign debt holdings as of December 31, 2013. The following table presents, as of December 31, 2013, ACC’s exposure to European corporate debt by country:

	Amortized Cost	Fair Value	% of Invested Assets (1)

Greece	$—	$—	—%
Italy	—	—	—
Ireland	—	—	—
Portugal	—	—	—
Spain	4,498	4,649	0.1
Subtotal	4,498	4,649	0.1
Other European exposure	120,070	121,516	2.9
Total	$124,568	$126,165	3.0%
(1) Invested assets include cash and cash equivalents and investments.

The corporate debt holding in Spain is in telecommunications. The corporate debt holdings in other European countries are multinational companies concentrated in utilities and non-cyclical industrials. ACC has no exposure to deeply subordinated instruments. ACC does not hedge its European exposure and ACC has no unfunded commitments related to its European debt holdings as of December 31, 2013.

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

The following table presents ACC’s estimate of the pretax impact of these hypothetical market movements as of December 31, 2013:

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in thousands)
Certificates	$1,186	N/A	$1,186

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in thousands)
Certificates	$1,856	$(1,850)	$6
N/A Not Applicable.

At December 31, 2013, aggregating ACC’s exposure from all sources of interest rate risk, ACC estimates a positive impact of $1.2 million on pretax income for the 12 month period if, hypothetically, interest rates had increased by 100 basis points and remained at that level for 12 months. This compares with an estimate of a negative impact of $0.5 million on pretax income for the 12 month period following a hypothetical 100 basis point increase in interest rates at December 31, 2012. The increase in sensitivity was driven by updates to ACC's liability crediting rate methodology to reflect updated re-pricing assumptions.

At December 31, 2013, aggregating ACC’s exposure from all sources of equity price risk, net of hedging, ACC estimates a positive impact of $6 thousand on pretax income for the 12 month period if, hypothetically, equity markets had declined by 10% and remained at that level for 12 months. This compares with an estimate of a negative impact of $10 thousand on pretax income for the 12 month period following a hypothetical 10% drop in equity markets at December 31, 2012.

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

ACC has interest rate risk from its Flexible Savings and other fixed rate certificates. These products are investment certificates generally ranging in amounts from $1,000 to $2 million with interest crediting rate terms ranging from three to thirty-six months. ACC guarantees an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed rate securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although ACC monitors its investment strategy and makes modifications based on changing liabilities and the expected interest rate environment. ACC had $3.3 billion in reserves included in certificate reserves on the Consolidated Balance Sheet at December 31, 2013 to cover the liabilities associated with these products.

ACC has equity price risk from its stock market certificates. Stock market certificates are purchased for amounts generally from $1,000 to $2 million for terms of 52 weeks which can be extended to a maximum of 20 years. For each term the certificate holder can choose to participate 100% in any percentage increase in the S&P 500 Index up to a maximum return or choose partial participation in any increase in the S&P 500 Index plus a fixed rate of interest guaranteed in advance. If partial participation is selected, the total of equity-linked return and guaranteed rate of interest cannot exceed the maximum return. ACC had $618.3 million in reserves included in certificate reserves on the Consolidated Balance Sheet at December 31, 2013 to cover the liabilities associated with these products.

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

ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2013.

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

Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.

Item 14.  Principal Accountant Fees and Services

The Board of Directors of ACC, at the recommendation of its Audit Committee, has appointed PricewaterhouseCoopers LLP (“PwC”) as independent registered public accountants to audit the consolidated financial statements of ACC for the years ended December 31, 2013, 2012 and 2011.

Audit Fees

The aggregate fees billed or to be billed by PwC for each of the last two years for professional services rendered for the audit of ACC’s annual consolidated financial statements and services that were provided in connection with statutory and regulatory filings were $120,000 for both 2013 and 2012.

Audit-Related Fees

ACC was not billed by PwC for any fees for audit-related services for 2013 or 2012.

Tax Fees

ACC was not billed by PwC for any tax fees for 2013 or 2012.

All Other Fees

ACC was not billed by PwC for any other fees for 2013 or 2012.

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

In addition, the charter of ACC’s Audit Committee requires pre-approval of any engagement, including the fees and other compensation, of PwC (1) to provide any services to ACC and prohibits the performance of certain specified non-audit services, and (2) to provide any non-audit services to Ameriprise Financial or any affiliate of Ameriprise Financial that controls, is controlled by, or under common control with Ameriprise Financial if the engagement relates directly to the operations and financial reporting of ACC. Certain exceptions apply to the pre-approval requirement. ACC Management has determined that one recurring audit related fee for the annual controls review of ACC’s affiliated transfer agent had not previously been submitted to the ACC Audit Committee for pre-approval as required by the provisions of Regulation S-X.  Beginning in 2014, this fee will be submitted to the Committee for pre-approval on an annual basis.  ACC’s certifying officers have considered this information and have been informed by ACC’s Auditor, PwC, that it remains independent under provisions of Regulation S-X.

In 2013 and 2012, 100% of the services provided by PwC for ACC were pre-approved by the Audit Committee of Ameriprise Financial.

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

REGISTRANT	AMERIPRISE CERTIFICATE COMPANY

BY	/s/ Abu M. Arif
NAME AND TITLE	Abu M. Arif, Director, President and Chief Executive Officer
(Principal Executive Officer)
DATE	February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

BY	/s/ Abu M. Arif
NAME AND TITLE	Abu M. Arif, Director, President and Chief Executive Officer
(Principal Executive Officer)
DATE	February 28, 2014

BY	/s/ Ross P. Palacios
NAME AND TITLE	Ross P. Palacios, Vice President and Chief Financial Officer
(Principal Financial Officer)
DATE	February 28, 2014

BY	/s/ David K. Stewart
NAME AND TITLE	David K. Stewart, Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)
DATE	February 28, 2014

BY	/s/ Jean B. Keffeler*
NAME AND TITLE	Jean B. Keffeler, Director
DATE	February 28, 2014

BY	/s/ Karen M. Bohn*
NAME AND TITLE	Karen M. Bohn, Director
DATE	February 28, 2014

BY	/s/ Lorna P. Gleason*
NAME AND TITLE	Lorna P. Gleason, Director
DATE	February 28, 2014

BY	/s/ Robert McReavy*
NAME AND TITLE	Robert McReavy, Director
DATE	February 28, 2014

*By	/s/ Abu M. Arif
Name:	Abu M. Arif

Executed by Abu M. Arif on behalf of Jean B. Keffeler, Karen M. Bohn, Lorna P. Gleason and Robert McReavy pursuant to a Power of Attorney, dated February 26, 2014, filed electronically herewith as Exhibit 24(a) to Registrant’s Form 10-K.

Index to Consolidated Financial Statements and Schedules

Consolidated Financial Statements:

All other Schedules required by Article 6 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Ameriprise Certificate Company:

We have audited the accompanying consolidated balance sheets of Ameriprise Certificate Company (a wholly owned subsidiary of Ameriprise Financial, Inc.) (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the consolidated financial statement schedules for 2013, 2012 and 2011 listed in the index appearing under Item 15(a)(1). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameriprise Certificate Company at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for 2013, 2012 and 2011 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 26, 2014

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Investment Income
Interest income from unaffiliated investments:
Available-for-Sale securities	$78,109	$82,246	$101,520
Syndicated loans and commercial mortgage loans	6,370	7,796	9,323
Certificate loans	79	119	159
Dividends	81	58	151
Other	738	977	1,203
Total investment income	85,377	91,196	112,356
Investment Expenses
Ameriprise Financial and affiliated company fees:
Distribution	10,546	9,614	12,240
Investment advisory and services	8,802	6,917	7,082
Transfer agent	4,903	3,773	4,233
Depository	51	44	70
Other	1,105	1,492	2,011
Total investment expenses	25,407	21,840	25,636
Net investment income before provision for certificate reserves and income tax expense	59,970	69,356	86,720
Provision for Certificate Reserves
According to the terms of the certificates:
Provision for certificate reserves	944	1,083	1,254
Interest on additional credits	48	59	73
Interest on advance payments	—	—	1
Additional credits/interest authorized by ACC	29,575	28,427	30,844
Total provision for certificate reserves before reserve recoveries	30,567	29,569	32,172
Reserve recoveries from terminations prior to maturity	(633)	(652)	(837)
Net provision for certificate reserves	29,934	28,917	31,335
Net investment income before income tax expense	30,036	40,439	55,385
Income tax expense	13,868	16,669	18,965
Net investment income	16,168	23,770	36,420
Net realized loss on investments
Securities of unaffiliated issuers before income tax benefit	(3,109)	(14,409)	(1,797)
Income tax benefit	(1,088)	(5,043)	(629)
Net realized loss on investments	(2,021)	(9,366)	(1,168)
Net income	$14,147	$14,404	$35,252
Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(667)	$(14,165)	$(24,921)
Portion of loss recognized in other comprehensive income (loss) (before taxes)	(2,898)	(847)	17,989
Net impairment losses recognized in net realized loss on investments	$(3,565)	$(15,012)	$(6,932)
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Net income	$14,147	$14,404	$35,252
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	(10,521)	43,096	(27,785)
Reclassification of net securities losses included in net income	2,009	9,368	1,711
Total other comprehensive income (loss), net of tax	(8,512)	52,464	(26,074)
Total comprehensive income	$5,635	$66,868	$9,178
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED BALANCE SHEETS
	December 31,
	2013	2012
	(in thousands, except share data)
ASSETS
Qualified Assets
Investments in unaffiliated issuers:
Cash and cash equivalents	$74,526	$89,232
Available-for-Sale securities:
Fixed maturities, at fair value (amortized cost: 2013, $3,987,510; 2012, $3,418,374)	3,978,248	3,424,910
Common stocks, at fair value (cost: 2013, $2,215; 2012, $2,204)	6,323	4,094
Commercial mortgage loans and syndicated loans, at cost (less allowance for loan losses: 2013, $4,461; 2012, $5,660; fair value: 2013, $134,114; 2012, $156,730)	131,241	150,813
Certificate loans – secured by certificate reserves, at cost, which approximates fair value	1,219	1,886
Real estate owned, at fair value less cost to sell	1,727	1,927
Total investments	4,193,284	3,672,862
Receivables:
Dividends and interest	16,687	16,709
Investment securities sold	5,918	3,696
Other receivables	3,981	10
Total receivables	26,586	20,415
Equity derivatives, purchased	72,848	37,003
Total qualified assets	4,292,718	3,730,280
Other Assets
Deferred taxes, net	1,245	22,070
Current taxes receivable from parent	—	1,383
Total other assets	1,245	23,453
Total assets	$4,293,963	$3,753,733
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED BALANCE SHEETS (CONTINUED)
	December 31,
	2013	2012
	(in thousands, except share data)
LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities
Certificate reserves
Installment certificates:
Reserves to mature	$22,751	$28,187
Additional credits and accrued interest	203	241
Fully paid certificates:
Reserves to mature	3,953,577	3,476,054
Additional credits and accrued interest	6,973	7,419
Due to unlocated certificate holders	203	94
Total certificate reserves	3,983,707	3,511,995
Accounts payable and accrued liabilities:
Due to related party	167	201
Current taxes payable to parent	2,924	—
Payable for investment securities purchased	1,566	1,084
Total accounts payable and accrued liabilities	4,657	1,285
Equity derivatives, written	65,958	29,532
Other liabilities	16,466	3,381
Total liabilities	4,070,788	3,546,193
Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	201,517	191,517
Retained earnings:
Appropriated for predeclared additional credits and interest	26	—
Appropriated for additional interest on advance payments	15	15
Unappropriated	23,258	9,137
Accumulated other comprehensive income (loss), net of tax	(3,141)	5,371
Total shareholder’s equity	223,175	207,540
Total liabilities and shareholder’s equity	$4,293,963	$3,753,733
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
				Retained Earnings
	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Appropriated for Pre- Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Unappro-priated	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
	(in thousands, except share data)
Balance at January 1, 2011	150,000	$1,500	$181,998	$—	$15	$—	$(21,019)	$162,494
Comprehensive income:
Net income	—	—	—	—	—	35,252	—	35,252
Other comprehensive loss, net of tax	—	—	—	—	—	—	(26,074)	(26,074)
Total comprehensive income								9,178
Dividend/return of capital to parent	—	—	(21,748)	—	—	(35,252)	—	(57,000)
Balance at December 31, 2011	150,000	1,500	160,250	—	15	—	(47,093)	114,672
Comprehensive income:
Net income	—	—	—	—	—	14,404	—	14,404
Other comprehensive income, net of tax	—	—	—	—	—	—	52,464	52,464
Total comprehensive income								66,868
Dividend/return of capital to parent	—	—	(5,733)	—	—	(5,267)	—	(11,000)
Receipt of capital from parent	—	—	37,000	—	—	—	—	37,000
Balance at December 31, 2012	150,000	1,500	191,517	—	15	9,137	5,371	207,540
Comprehensive income:
Net income	—	—	—	—	—	14,147	—	14,147
Other comprehensive loss, net of tax	—	—	—	—	—	—	(8,512)	(8,512)
Total comprehensive income								5,635
Transfer to appropriated/from unappropriated	—	—	—	26	—	(26)	—	—
Receipt of capital from parent	—	—	10,000	—	—	—	—	10,000
Balance at December 31, 2013	150,000	$1,500	$201,517	$26	$15	$23,258	$(3,141)	$223,175
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities	(in thousands)

Net income	$14,147	$14,404	$35,252
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, accretion of discounts, net	34,087	11,099	1,718
Deferred income tax provision (benefit)	(101)	6,872	1,350
Net realized gain on Available-for-Sale securities	(475)	(600)	(4,299)
Other net realized (gain) loss	18	(3)	15
Other-than-temporary impairments and provision for loan loss	3,565	15,012	6,081
Changes in operating assets and liabilities:
Dividends and interest receivable	22	(2,902)	4,928
Certificate reserves, net	373	1,838	(9,042)
Deferred taxes, net	25,994	—	—
Current taxes payable to/receivable from parent, net	4,307	(13,620)	4,570
Derivatives, net of collateral	(131)	(665)	4,825
Other, net	9,573	(6,269)	(7,269)
Net cash provided by operating activities	91,379	25,166	38,129
Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	27,957	29,828	87,777
Maturities, redemptions and calls	1,068,328	763,122	1,121,381
Purchases	(1,706,156)	(1,579,861)	(959,058)
Syndicated loans, commercial mortgage loans and real estate owned:
Sales, maturities and repayments	33,068	43,303	65,208
Purchases and fundings	(11,288)	(26,868)	(30,868)
Certificate loans, net	667	612	801
Net cash provided by (used in) investing activities	(587,424)	(769,864)	285,241
Cash Flows from Financing Activities
Payments from certificate holders and other additions	2,348,375	1,692,954	769,497
Certificate maturities and cash surrenders	(1,877,036)	(959,522)	(1,143,561)
Capital contribution from parent	10,000	37,000	—
Dividend/return of capital to parent	—	(11,000)	(57,000)
Net cash provided by (used in) financing activities	481,339	759,432	(431,064)
Net increase (decrease) in cash and cash equivalents	(14,706)	14,734	(107,694)
Cash and cash equivalents at beginning of period	89,232	74,498	182,192
Cash and cash equivalents at end of period	$74,526	$89,232	$74,498
Supplemental disclosures including non-cash transactions:
Cash paid (received) for income taxes	$(21,140)	$17,005	$12,844
Cash paid for interest	36,919	32,572	40,284
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

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

As of December 31, 2013, ACC offered five different certificate products to the public. ACC is impacted by significant changes in interest rates as interest crediting rates on certificate products generally reset at shorter intervals than the change in the yield on ACC’s investment portfolio. The specified maturities of most of ACC’s certificate products range from ten to twenty years. Within that maturity period, most certificates have interest crediting rate terms ranging from three to thirty-six months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at term’s end. In addition, two types of certificate products have interest tied, in whole or in part, to a broad-based stock market index. All of the certificates are available as qualified investments for Individual Retirement Accounts, 401(k) plans and other qualified retirement plans.

ACC reclassified certain prior year amounts in the Consolidated Statements of Cash Flows, as listed below, to improve the transparency of its cash flows. Total cash flows provided by (used in) operating, investing and financing activities did not materially change as a result of the reclassifications.
Within operating activities, the change in derivatives collateral was reclassified from "Derivatives collateral, net" to “Derivatives, net of collateral”. As a result of this reclassification, changes in all freestanding derivatives and related collateral are included in one line within operating cash flows. Also within operating activities, other-than-temporary impairments were reclassified from "Net realized gain on Available-for-Sale securities" to “Other-than-temporary impairments and provision for loan loss” and the change in open payables and receivables related to ACC's derivatives was reclassified from "Derivatives, net" to "Other, net".
Within investing activities, "Sales of syndicated loans, commercial mortgage loans and real estate owned" was combined with "Maturities, redemptions and calls of syndicated loans, commercial mortgage loans and real estate owned".
Within financing activities, the increase in certificate account balances for interest credited was reclassified from "Certificate maturities and cash surrenders" to "Payments from certificate holders and other additions".
Additionally, for the year ended December 31, 2012, ACC reclassified $569 thousand out of cash flows provided by operating activities and $419 thousand and $150 thousand into cash flows provided by (used in) investing activities and financing activities, respectively. For the year ended December 31, 2011, ACC reclassified $733 thousand out of cash flows provided by operating activities and $668 thousand and $65 thousand into cash flows provided by (used in) investing activities and financing activities, respectively. These changes related to ACC's certificate loans and surrender charges.

In the fourth quarter of 2012, ACC completed a review of its deferred tax balances. This review resulted in adjustments to ACC’s deferred tax balances. The net impact of the review resulted in an increase to income tax expense of $2.2 million. Management determined that the effect of this correction was not material to ACC's financial statements.

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

Available-for-Sale Securities

Available-for-Sale securities are carried at fair value with unrealized gains (losses) recorded in accumulated other comprehensive income (loss), net of income taxes. Gains and losses are recognized on a trade date basis in the Consolidated Statements of Operations upon disposition of the securities.

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

Allowance for Loan Losses

Management determines the adequacy of the allowance for loan losses by portfolio based on the overall loan portfolio composition, recent and historical loss experience, and other pertinent factors, including, when applicable, internal risk ratings, loan-to-value ratios, debt service coverage and occupancy rates, along with economic and market conditions. This evaluation is inherently subjective as it requires estimates, which may be susceptible to significant change.

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

ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of December 31, 2013.
In 2013, ACC executed a Supplemental Tax Sharing Agreement with Ameriprise Financial. Under the new agreement, ACC cash settles with Ameriprise Financial the change in its deferred federal income taxes on a quarterly basis.

Recent Accounting Pronouncements

Adoption of New Accounting Standards

Comprehensive Income

In February 2013, the Financial Accounting Standards Board (“FASB”) updated the accounting standard related to comprehensive income. The update requires entities to provide information about significant amounts reclassified out of accumulated other comprehensive income (“AOCI”). The standard is effective for interim and annual periods beginning after December 15, 2012 and is required to be applied prospectively. ACC adopted the standard in the first quarter of 2013. The adoption of the standard did not have any effect on ACC’s consolidated results of operations and financial condition. See Note 11 for the required disclosures.

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

Future Adoption of New Accounting Standards

Receivables - Troubled Debt Restructuring by Creditors

In January 2014, the FASB updated the accounting standard related to recognizing residential real estate obtained through a repossession or foreclosure from a troubled debtor. The update clarifies the criteria for derecognition of the loan receivable and recognition of the real estate property. The standard is effective for interim and annual periods beginning after December 15, 2014 and can be applied under a modified retrospective transition method or a prospective transition method. Early adoption is permitted. The adoption of the standard is not expected to have a material impact on ACC's consolidated results of operations and financial condition.

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

2.  Deposit of Assets and Maintenance of Qualified Assets

Under the provisions of its certificates and the 1940 Act, ACC was required to have Qualified Assets (as defined in Section 28(b) of the 1940 Act) in the amount of $4.0 billion and $3.5 billion at December 31, 2013 and 2012, respectively. ACC reported Qualified Assets of $4.3 billion and $3.7 billion at December 31, 2013 and 2012, respectively. Qualified Assets excluded net unrealized pretax losses on Available-for-Sale securities of $9.3 million at December 31, 2013 and net unrealized pretax gains on Available-for-Sale securities of $6.5 million at December 31, 2012. Additionally, Qualified Assets excluded unsettled investment purchases of $1.6 million and $1.1 million at December 31, 2013 and 2012, respectively.

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

Pursuant to provisions of the certificates, the 1940 Act, the Central Depository Agreement and requirements of various states, Qualified Assets (accounted for on a trade date basis) of ACC were deposited as follows:

	December 31, 2013
	Deposits	Required Deposits	Excess
	(in thousands)
Deposits to meet certificate liability requirements:
Pennsylvania (at market value)	$181	$100	$81
Texas, Illinois, New Jersey (at par value)	215	205	10
Central Depository	4,196,292	3,986,084	210,208
Total	$4,196,688	$3,986,389	$210,299

	December 31, 2012
	Deposits	Required Deposits	Excess
	(in thousands)
Deposits to meet certificate liability requirements:
Pennsylvania (at market value)	$207	$100	$107
Texas, Illinois, New Jersey (at par value)	215	205	10
Central Depository	3,653,999	3,513,994	140,005
Total	$3,654,421	$3,514,299	$140,122

The assets on deposit with the Central Depository at December 31, 2013 and 2012 consisted of securities and other loans having a deposit value of $4.0 billion and $3.5 billion, respectively, mortgage loans on real estate of $115.9 million and $121.2 million, respectively, and other investments of $71.6 million and $81.1 million, respectively. There were no material unsettled purchases of investments related to these assets on deposit at December 31, 2013 and 2012.

Ameriprise Trust Company, the custodian for ACC, is the Central Depository. See Note 7 for information on related party transactions.

3.  Investments

Available-for-Sale securities distributed by type were as follows:

	December 31, 2013
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$2,230,983	$15,580	$(38,506)	$2,208,057	$(14,697)
Corporate debt securities	935,794	9,847	(1,254)	944,387	3
Commercial mortgage backed securities	303,071	4,273	(506)	306,838	—
Asset backed securities	517,283	4,195	(2,921)	518,557	—
U.S. government and agencies obligations	379	30	—	409	—
Common stocks	2,215	4,109	(1)	6,323	1,839
Total	$3,989,725	$38,034	$(43,188)	$3,984,571	$(12,855)

	December 31, 2012
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$1,661,052	$24,077	$(49,671)	$1,635,458	$(33,283)
Corporate debt securities	957,964	14,628	(2,188)	970,404	3
Commercial mortgage backed securities	402,877	12,013	(180)	414,710	—
Asset backed securities	396,101	8,141	(355)	403,887	—
U.S. government and agencies obligations	380	71	—	451	—
Common stocks	2,204	1,902	(12)	4,094	721
Total	$3,420,578	$60,832	$(52,406)	$3,429,004	$(32,559)
(1) Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income (loss). Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

As of December 31, 2013 and 2012, investment securities with a fair value of $67 thousand and $45 thousand, respectively, were pledged to to meet contractual obligations under derivative contracts.

At December 31, 2013 and 2012, fixed maturity securities comprised approximately 95% and 93%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. At December 31, 2013 and 2012, approximately $106.3 million and $110.9 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”) using criteria similar to those used by NRSROs. A summary of fixed maturity securities by rating was as follows:

	December 31, 2013			December 31, 2012
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$1,763,939	$1,766,688	44%	$1,482,332	$1,507,947	44%
AA	102,397	104,544	3	92,712	95,778	3
A	1,125,224	1,122,795	28	759,808	767,931	22
BBB	733,685	741,023	19	750,410	761,850	22
Below investment grade	262,265	243,198	6	333,112	291,404	9
Total fixed maturities	$3,987,510	$3,978,248	100%	$3,418,374	$3,424,910	100%

At December 31, 2013 and 2012, approximately 58% and 42%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	December 31, 2013
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	74	$902,004	$(10,923)	70	$365,396	$(27,583)	144	$1,267,400	$(38,506)
Corporate debt securities	20	189,333	(997)	2	20,084	(257)	22	209,417	(1,254)
Commercial mortgage backed securities	11	103,111	(506)	2	136	—	13	103,247	(506)
Asset backed securities	24	312,094	(2,905)	1	6,116	(16)	25	318,210	(2,921)
Common stocks	1	11	(1)	—	—	—	1	11	(1)
Total	130	$1,506,553	$(15,332)	75	$391,732	$(27,856)	205	$1,898,285	$(43,188)

Description of Securities	December 31, 2012
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	16	$300,375	$(641)	81	$364,204	$(49,030)	97	$664,579	$(49,671)
Corporate debt securities	31	310,622	(2,188)	—	—	—	31	310,622	(2,188)
Commercial mortgage backed securities	5	35,073	(180)	—	—	—	5	35,073	(180)
Asset backed securities	8	98,536	(355)	—	—	—	8	98,536	(355)
Common stocks	2	99	(12)	—	—	—	2	99	(12)
Total	62	$744,705	$(3,376)	81	$364,204	$(49,030)	143	$1,108,909	$(52,406)

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

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Beginning balance	$79,557	$64,545	$59,855
Credit losses for which an other-than-temporary impairment was not previously recognized	—	1,499	2,461
Reductions for securities sold during the period (realized)	—	—	(2,041)
Credit losses for which an other-than-temporary impairment was previously recognized	3,565	13,513	4,270
Ending balance	$83,122	$79,557	$64,545

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

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss):

	Net Unrealized Investment Gains (Losses)	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance at January 1, 2011	$(33,039)	$12,020	$(21,019)
Net unrealized securities losses arising during the period (2)	(43,909)	16,124	(27,785)
Reclassification of losses included in net income	2,633	(922)	1,711
Balance at December 31, 2011	(74,315)	27,222	(47,093)	(1)
Net unrealized securities gains arising during the period (2)	68,329	(25,233)	43,096
Reclassification of losses included in net income	14,412	(5,044)	9,368
Balance at December 31, 2012	8,426	(3,055)	5,371	(1)
Net unrealized securities losses arising during the period (2)	(16,670)	6,149	(10,521)
Reclassification of losses included in net income	3,090	(1,081)	2,009
Balance at December 31, 2013	$(5,154)	$2,013	$(3,141)	(1)
(1) Includes $8.4 million, $21.1 million and $34.4 million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at December 31, 2013, 2012 and 2011, respectively.
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

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Gross realized gains	$726	$792	$4,324
Gross realized losses	(251)	(192)	(25)
Other-than-temporary impairments	(3,565)	(15,012)	(6,932)
Total	$(3,090)	$(14,412)	$(2,633)

Other-than-temporary impairments for the years ended December 31, 2013, 2012 and 2011 primarily related to credit losses on non-agency residential mortgage backed securities.

Available-for-Sale securities by contractual maturity at December 31, 2013 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$177,808	$178,684
Due after one year through five years	758,152	765,871
Due after five years through 10 years	—	—
Due after 10 years	213	241
	936,173	944,796
Residential mortgage backed securities	2,230,983	2,208,057
Commercial mortgage backed securities	303,071	306,838
Asset backed securities	517,283	518,557
Common stocks	2,215	6,323
Total	$3,989,725	$3,984,571

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
Allowance for Loan Losses

The following tables present a rollforward of the allowance for loan losses for the years ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	December 31, 2013
	Commercial Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Beginning balance	$2,576	$3,084	$5,660
Charge-offs	(235)	(964)	(1,199)
Ending balance	$2,341	$2,120	$4,461
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	2,341	2,120	4,461

	December 31, 2012
	Commercial Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Beginning balance	$2,576	$4,163	$6,739
Charge-offs	—	(1,079)	(1,079)
Ending balance	$2,576	$3,084	$5,660
Individually evaluated for impairment	$1,000	$—	$1,000
Collectively evaluated for impairment	1,576	3,084	4,660

	December 31, 2011
	Commercial Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Beginning balance	$2,576	$5,281	$7,857
Charge-offs	—	(267)	(267)
Provisions	—	(851)	(851)
Ending balance	$2,576	$4,163	$6,739
Individually evaluated for impairment	$1,000	$669	$1,669
Collectively evaluated for impairment	1,576	3,494	5,070

The recorded investment in financing receivables by impairment method and type of loan was as follows:

	December 31, 2013
	Commercial Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Individually evaluated for impairment	$1,814	$3,374	$5,188
Collectively evaluated for impairment	116,398	14,116	130,514
Total	$118,212	$17,490	$135,702

	December 31, 2012
	Commercial Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Individually evaluated for impairment	$3,892	$1,474	$5,366
Collectively evaluated for impairment	119,933	31,174	151,107
Total	$123,825	$32,648	$156,473

As of December 31, 2013 and 2012, ACC’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $5.2 million and $3.6 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to ACC’s total loan balance. During the years ended December 31, 2013 and 2012, ACC sold $821 thousand and $2.7 million, respectively, of syndicated loans. There were no significant purchases of financing receivables during the years ended December 31, 2013 and 2012.

ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.

Credit Quality Information

Nonperforming loans, which are generally loans 90 days or more past due, were $1.5 million and $3.2 million as of December 31, 2013 and 2012, respectively. All other loans were considered to be performing.

Commercial Mortgage Loans

ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 1.5% and 3.1% of total commercial mortgage loans as of December 31, 2013 and 2012, respectively. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, ACC reviews the concentrations of credit risk by region and property type.

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31,		December 31,
	2013	2012	2013	2012
	(in thousands)
East North Central	$3,276	$5,089	3%	4%
Middle Atlantic	8,148	8,893	7	7
Mountain	9,402	10,026	8	8
New England	10,440	10,763	9	9
Pacific	29,830	32,183	25	26
South Atlantic	34,188	35,862	29	29
West North Central	13,576	15,079	11	12
West South Central	9,352	5,930	8	5
	118,212	123,825	100%	100%
Less: allowance for loan losses	2,341	2,576
Total	$115,871	$121,249

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31,		December 31,
	2013	2012	2013	2012
	(in thousands)
Apartments	$34,199	$35,042	29%	28%
Industrial	23,069	24,782	20	20
Office	11,141	13,172	9	11
Retail	34,099	35,194	29	28
Other	15,704	15,635	13	13
	118,212	123,825	100%	100%
Less: allowance for loan losses	2,341	2,576
Total	$115,871	$121,249

Syndicated Loans

ACC’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at both December 31, 2013 and 2012 were $1.5 million, which represent 9% and 5% of total syndicated loans at December 31, 2013 and 2012, respectively.

Troubled Debt Restructurings

The following table presents the number of loans restructured by ACC during the years ended December 31 and their recorded investment at the end of the period:

	2013		2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(in thousands, except number of loans)
Commercial mortgage loans	1	$1,988	—	$—
Syndicated loans	1	244	3	1,052
Total	2	$2,232	3	$1,052

The troubled debt restructurings did not have a material impact to ACC’s allowance for loan losses or income recognized for the years ended December 31, 2013 and 2012. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

5.  Certificate Reserves

Reserves maintained on outstanding certificates have been computed in accordance with the provisions of the certificates and Section 28 of the 1940 Act. The average rates of accumulation on certificate reserves were as follows:

	December 31, 2013
	Reserve Balance	Average Gross Accumulation Rates	Average Additional Credit Rates
	(in thousands, except percentages)
Installment certificates:
Reserves to mature:
Without guaranteed rates (1)	$22,751	0.36%	0.36%
Additional credits and accrued interest:
Without guaranteed rates (1)	203	N/A	N/A
Fully paid certificates:
Reserves to mature:
With guaranteed rates	24,114	3.26%	0.01%
Without guaranteed rates (1)	3,359,966	0.66%	0.66%
Equity indexed (2)	569,497	N/A	N/A
Additional credits and accrued interest:
With guaranteed rates	1,396	3.24%	—
Without guaranteed rates (1)	5,577	N/A	N/A
Due to unlocated certificate holders	203	N/A	N/A
Total	$3,983,707

	December 31, 2012
	Reserve Balance	Average Gross Accumulation Rates	Average Additional Credit Rates
	(in thousands, except percentages)
Installment certificates:
Reserves to mature:
With guaranteed rates	$21	4.00%	0.50%
Without guaranteed rates (1)	28,166	0.35%	0.35%
Additional credits and accrued interest:
With guaranteed rates	3	3.37%	—
Without guaranteed rates (1)	238	N/A	N/A
Fully paid certificates:
Reserves to mature:
With guaranteed rates	26,678	3.26%	0.01%
Without guaranteed rates (1)	2,830,025	0.89%	0.89%
Equity indexed (2)	619,351	N/A	N/A
Additional credits and accrued interest:
With guaranteed rates	1,666	3.21%	—
Without guaranteed rates (1)	5,753	N/A	N/A
Due to unlocated certificate holders	94	N/A	N/A
Total	$3,511,995
N/A Not Applicable.
(1) There is no minimum rate of accrual on these reserves. Interest is declared periodically, quarterly, or annually in accordance with the terms of the separate series of certificates.
(2) Ameriprise Stock Market Certificate and Ameriprise Market Strategy Certificate enable the certificate owner to participate in any relative rise in a major stock market index up to a cap without risking loss of principal. Generally the certificates have a term of 52 weeks and may continue for up to 20 years. The reserve balances on these certificates at December 31, 2013 and 2012 were $618.3 million and $674.1 million, respectively.

On certain series of single payment certificates, additional interest is pre-declared for periods greater than one year. The retained earnings appropriated for the pre-declared additional interest at December 31, 2013 and 2012 was $26 thousand and nil, respectively, which reflects the difference between certificate reserves on these series, calculated on a statutory basis, and the reserves maintained per books.

The carrying amounts of net certificate reserves consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Reserves with terms of one year or less	$3,826,285	$3,361,028
Other	157,422	150,967
Total certificate reserves	3,983,707	3,511,995
Unapplied certificate transactions	2,013	373
Certificate loans and accrued interest	(1,236)	(1,915)
Total	$3,984,484	$3,510,453

6.  Regulation and Dividend Restrictions

Certain series of installment certificates outstanding provide that cash dividends may be paid by ACC only in calendar years for which additional credits of at least one-half of 1% on such series of certificates have been authorized by ACC. This restriction has been satisfied for 2013 and 2012 by ACC’s declaration of additional credits.

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

Ameriprise Financial and ACC entered into a Capital Support Agreement on March 2, 2009, pursuant to which Ameriprise Financial agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements, up to a maximum commitment of $115 million. For the year ended December 31, 2013, Ameriprise Financial has not infused any additional capital into ACC under this agreement.

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

The aggregate fees payable under the agreements are 2.5% of all payments received during the month for Ameriprise Installment Certificates sold on or after April 30, 1997.

Effective May 21, 2012, the Ameriprise Cash Reserve Certificates have contractual distribution fee rates of 0.025% of the purchase price at the time of issuance and 0.025% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date.

Effective April 26, 2000, the Ameriprise Flexible Savings Certificates have contractual distribution fee rates of 0.08% of the purchase price at the time of issuance and 0.08% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date. Since January 2, 2007, ACC has continuously offered 7 and 13 month Flexible Savings Certificates. Since the continuous offering began, the distribution fee on 7 month Flexible Savings Certificates has been 0.08% of the initial payment, 0.08% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters after issuance and 0.027% at the beginning of the last month. The distribution fee on the 13 month term has been 0.032% of the initial payment, 0.032% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters after issuance and 0.011% at the beginning of the last month.

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

Investment advisory and services

Effective December 31, 2006, the investment advisory and services agreement with CMIA, provides for a graduated scale of fees equal on an annual basis to 0.35% on the first $250 million of total book value of investments of ACC, 0.30% on the next $250 million, 0.25% on the next $500 million and 0.20% on the amount in excess of $1 billion. The fee is payable monthly in an amount equal to one-twelfth of each of the percentages set forth above. Net invested assets for purposes of this computation are cash equivalents, accounts receivable for interest and dividends and securities sold, accounts payable for invested assets purchased, securities available-for-sale (including any segregated assets), purchased equity index options, written equity index options and mortgages.

The fee paid to CMIA for managing and servicing syndicated loans is equal to 0.35%. The fee is payable monthly and is equal to one-twelfth of 0.35%, computed each month on the basis of book value of the loans as of the close of business on the last full business day of the preceding month.

Transfer agent fees

The basis of computing transfer agent fees paid or payable to Columbia Management Investment Services Corp. (“CMIS”) is under a Transfer Agent Agreement to maintain certificate owner accounts and records.  Effective January 1, 2013, ACC pays CMIS a monthly fee of one-twelfth of $26.00 per certificate account for this service in addition to certain out-of-pocket expenses. The previous fee, set December 31, 2006, was $20.00 per certificate account.

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

Valuation Hierarchy

ACC categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by ACC’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$71,598	$—	$71,598
Available-for-Sale securities:
Residential mortgage backed securities	—	2,079,151	128,906	2,208,057
Corporate debt securities	—	821,355	123,032	944,387
Commercial mortgage backed securities	—	306,838	—	306,838
Asset backed securities	—	481,405	37,152	518,557
U.S. government and agencies obligations	409	—	—	409
Common stocks	2,568	3,482	273	6,323
Total Available-for-Sale securities	2,977	3,692,231	289,363	3,984,571
Equity derivatives, purchased	—	72,848	—	72,848
Total assets at fair value	$2,977	$3,836,677	$289,363	$4,129,017

Liabilities
Certificate reserves	$—	$7,160	$—	$7,160
Equity derivatives, written	—	65,958	—	65,958
Total liabilities at fair value	$—	$73,118	$—	$73,118

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$81,098	$—	$81,098
Available-for-Sale securities:
Residential mortgage backed securities	—	1,382,860	252,598	1,635,458
Corporate debt securities	—	859,761	110,643	970,404
Commercial mortgage backed securities	—	378,650	36,060	414,710
Asset backed securities	—	381,664	22,223	403,887
U.S. government and agencies obligations	451	—	—	451
Common stocks	1,054	2,216	824	4,094
Total Available-for-Sale securities	1,505	3,005,151	422,348	3,429,004
Equity derivatives, purchased	—	37,003	—	37,003
Total assets at fair value	$1,505	$3,123,252	$422,348	$3,547,105

Liabilities
Certificate reserves	$—	$7,904	$—	$7,904
Equity derivatives, written	—	29,532	—	29,532
Total liabilities at fair value	$—	$37,436	$—	$37,436

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Residential Mortgage Backed Securities		Corporate Debt Securities		Commercial Mortgage Backed Securities		Asset Backed Securities		Common Stocks	Derivatives	Total
	(in thousands)
Balance, January 1, 2013	$252,598		$110,643		$36,060		$22,223		$824	$—	$422,348
Total gains (losses) included in:
Net income	(54)	(1)	(1,135)	(1)	(175)	(1)	177	(1)	—	—	(1,187)
Other comprehensive loss	168		(575)		(396)		(517)		(32)	—	(1,352)
Purchases	248,049		14,103		9,970		186,979		12	—	459,113
Settlements	(9,156)		—		(35,489)		(4,134)		—	—	(48,779)
Transfers into Level 3	—		—		—		7,872		46	—	7,918
Transfers out of Level 3	(362,699)		(4)		(9,970)		(175,448)		(577)	—	(548,698)
Balance, December 31, 2013	$128,906		$123,032		$—		$37,152		$273	$—	$289,363
Change in unrealized gains (losses) included in net income related to Level 3 assets held at December 31, 2013	$(53)	(1)	$(1,135)	(1)	$—		$167	(1)	$—	$—	$(1,021)
(1) Included in investment income in the Consolidated Statements of Operations.

	Available-for-Sale Securities
	Residential Mortgage Backed Securities		Corporate Debt Securities		Commercial Mortgage Backed Securities		Asset Backed Securities		Common Stocks	Derivatives	Total
	(in thousands)
Balance, January 1, 2012	$80,580		$12,984		$—		$27,812		$340	$4	$121,720
Total gains (losses) included in:
Net income	(5,286)	(1)	(259)	(2)	(41)	(2)	246	(2)	—	—	(5,340)
Other comprehensive income	10,871		458		349		508		(14)	—	12,172
Purchases	268,970		99,856		12,203		—		873	—	381,902
Sales	—		—		—		—		—	(4)	(4)
Settlements	(27,401)		(2,399)		—		(6,343)		—	—	(36,143)
Transfers into Level 3	10,905		3		23,549		—		—	—	34,457
Transfers out of Level 3	(86,041)		—		—		—		(375)	—	(86,416)
Balance, December 31, 2012	$252,598		$110,643		$36,060		$22,223		$824	$—	$422,348
Change in unrealized gains (losses) included in net income related to Level 3 assets held at December 31, 2012	$(5)	(1)	$(259)	(2)	$(41)	(2)	$231	(2)	$—	$—	$(74)
(1) Represents a $(5,246) loss included in net realized gain (loss) on investments and a $(40) loss included in investment income in the Consolidated Statements of Operations.
(2) Included in investment income in the Consolidated Statements of Operations.

	Available-for-Sale Securities
	Residential Mortgage Backed Securities		Corporate Debt Securities	Commercial Mortgage Backed Securities		Asset Backed Securities		Common Stocks	Derivatives		Total
	(in thousands)
Balance, January 1, 2011	$994,874		$7,536	$10,189		$9,657		$344	$6		$1,022,606
Total gains (losses) included in:
Net income	(404)	(1)	—	(1)	(3)	324	(3)	—	(2)	(3)	(83)
Other comprehensive income	(26,379)		(83)	204		(278)		(9)	—		(26,545)
Purchases	303,425		10,500	23,520		19,997		—	—		357,442
Settlements	(273,784)		(4,969)	—		(5,895)		—	—		(284,648)
Transfers into Level 3	—		—	—		10,876		91	—		10,967
Transfers out of Level 3	(917,152)		—	(33,912)		(6,869)		(86)	—		(958,019)
Balance, December 31, 2011	$80,580		$12,984	$—		$27,812		$340	$4		$121,720
Change in unrealized gains (losses) included in net income related to Level 3 assets held at December 31, 2011	$(6,610)	(2)	$—	$—		$324	(3)	$—	$(2)	(3)	$(6,288)
(1) Represents a $(6,731) loss included in net realized gain (loss) on investments and a $6,327 gain included in investment income in the Consolidated Statements of Operations.
(2) Represents a $(6,609) loss included in net realized gain (loss) on investments and a $(1) loss included in investment income in the Consolidated Statements of Operations
(3) Included in investment income in the Consolidated Statements of Operations.

During the years ended December 31, 2012 and 2011, transfers from Level 3 included certain non-agency residential mortgage backed securities with a fair value of approximately $86.0 million and $897.5 million, respectively. The transfers reflect improved pricing transparency of these securities, a continuing trend of increased activity in the non-agency residential mortgage backed securities market and observability of significant inputs to the valuation methodology. All other securities transferred from Level 3 represent securities with fair values that are now obtained from a third party pricing service with observable inputs. Securities transferred to Level 3 represent securities with fair values that are now based on a single non-binding broker quote. ACC recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each transfer occurred. For assets and liabilities held at the end of the reporting periods that are measured at fair value on a recurring basis, there were no transfers between Level 1 and Level 2.

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets and liabilities:

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Corporate debt securities (private placements)	$102,187	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9% - 1.3% (1.2%)

	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Corporate debt securities (private placements)	$88,530	Discounted cash flow	Yield/spread to U.S. Treasuries	1.4% - 1.7% (1.5%)

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

Derivatives (Equity Derivatives, Purchased and Written)

The fair value of derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at December 31, 2013 and 2012. See Note 9 and Note 10 for further information on the credit risk of derivative instruments and related collateral.

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

	December 31, 2013
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$15,370	$—	$15,834	$94	$15,928
Commercial mortgage loans	115,871	—	—	118,186	118,186
Certificate loans	1,219	—	1,219	—	1,219
Financial Liabilities
Certificate reserves	$3,976,547	$—	$—	$3,982,012	$3,982,012

	December 31, 2012
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$29,564	$—	$30,164	$369	$30,533
Commercial mortgage loans	121,249	—	—	126,197	126,197
Certificate loans	1,886	—	1,886	—	1,886
Financial Liabilities
Certificate reserves	$3,504,091	$—	$—	$3,506,521	$3,506,521	(1)
(1) This figure has been corrected from a previously reported fair value of $3,494,304.

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

9. Offsetting Assets and Liabilities

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

The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	December 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Net Amount
	(in thousands)
Equity derivatives, purchased	$72,848	$—	$72,848	$(65,958)	$(1,700)	$5,190

	December 31, 2012
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Net Amount
	(in thousands)
Equity derivatives, purchased	$37,003	$—	$37,003	$(29,532)	$(2,412)	$5,059
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	December 31, 2013
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Net Amount
	(in thousands)
Equity derivatives, written	$65,958	$—	$65,958	$(65,958)	$—	$—

	December 31, 2012
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Net Amount
	(in thousands)
Equity derivatives, written	$29,532	$—	$29,532	$(29,532)	$—	$—
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

See Note 10 for additional disclosures related to the Company’s derivative instruments.

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

ACC uses derivatives as economic hedges of equity risk related to stock market certificates. ACC does not designate any derivatives for hedge accounting. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives, by type of derivative and product:

		Asset			Liability
Derivatives not designated as hedging instruments	Balance Sheet Location	December 31,		Balance Sheet Location	December 31,
		2013	2012		2013	2012
		(in thousands)			(in thousands)
Equity
Stock market certificates	Equity derivatives, purchased	$72,848	$37,003	Equity derivatives, written	$65,958	$29,532
Stock market certificates embedded derivatives	N/A	—	—	Certificate reserves	7,160	7,904
Total		$72,848	$37,003		$73,118	$37,436
N/A Not applicable.

See Note 8 for additional information regarding ACC’s fair value measurement of derivative instruments.

The following tables present a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations for the years ended December 31:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		2013	2012	2011
		(in thousands)
Equity
Stock market certificates	Net provision for certificate reserves	$6,726	$6,145	$744
Equity warrants	Investment income	—	—	77
Stock market certificates embedded derivatives	Net provision for certificate reserves	(5,674)	(4,879)	86
Total		$1,052	$1,266	$907

Ameriprise stock market certificates offer returns based upon the relative change in a major stock market index between the beginning and end of the certificate’s term. The stock market certificate products contain an embedded derivative. The equity based return of the certificate must be separated from the host contract and accounted for as a derivative instrument. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by ACC related to the product will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates, ACC purchases and writes call options on the S&P 500 Index. ACC views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels. The gross notional amount of these derivative contracts was $1.0 billion and $1.1 billion at December 31, 2013 and 2012, respectively. ACC also purchases futures on the S&P 500 Index to economically hedge its obligations. The futures are marked-to-market daily and exchange traded, exposing ACC to no counterparty risk. The gross notional amount of these derivative contracts was $368 thousand and $781 thousand at December 31, 2013 and 2012, respectively.

Credit Risk

Credit risk associated with ACC’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, ACC has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical. See Note 9 for additional information on ACC’s credit exposure related to derivative assets.

11.  Shareholder’s Equity

The following table provides information related to amounts reclassified from AOCI:

		Amount Reclassified from AOCI
AOCI Reclassification	Location of Loss Recognized in Income	December 31,
		2013	2012
		(in thousands)
Unrealized net losses on Available-for-Sale securities	Net investment income	$3,090	$14,412
Tax benefit	Income tax provision	(1,081)	(5,044)
Net of tax		$2,009	$9,368

12.  Income Taxes

The components of income tax provision were as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Current income tax:
Federal	$13,028	$4,828	$16,442
State and local	368	(74)	544
Total current income tax	13,396	4,754	16,986
Deferred income tax:
Federal	(589)	6,459	1,371
State and local	(27)	413	(21)
Total deferred income tax	(616)	6,872	1,350
Total income tax provision	$12,780	$11,626	$18,336

The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 35% were as follows:

	Years Ended December 31,
	2013	2012	2011
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Uncertain tax positions	11.5	—	—
State income tax, net	0.8	1.4	0.6
Taxes applicable to prior years	0.2	8.3	(1.4)
Income tax provision	47.5%	44.7%	34.2%

The effective tax rate for the year ended December 31, 2013 was 47.5% compared to 44.7% for the year ended December 31, 2012. The increase in the effective tax rate was primarily driven by an increase in uncertain tax positions. The effective tax rate for the year ended December 31, 2012 was 44.7% compared to 34.2% for the year ended December 31, 2011. This increase primarily represents the impact of the $2.2 million increase to income tax expense for the year ended December 31, 2012 for an out-of-period correction related to ACC’s deferred tax balance. See Note 1 for further information on the out-of-period correction.

In 2013, ACC executed a Supplemental Tax Sharing Agreement with its parent company, Ameriprise Financial. Under the new agreement, ACC cash settles with Ameriprise Financial the change in its deferred federal income taxes on a quarterly basis. At the end of 2013, ACC holds deferred federal income tax liabilities of $178 thousand related to the deferred federal taxes of its subsidiary, Investors Syndicate Development Corp. The remaining net deferred tax balance at December 31, 2013 relates to ACC's deferred state tax assets. During 2013, ACC received $23.0 million for the settlement of deferred federal income taxes and has a current receivable from Ameriprise Financial of $3.5 million which is scheduled to be settled within the first quarter of 2014. This receivable is presented net with ACC's Current taxes payable to parent on ACC's Consolidated Balance Sheets.

Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. The significant components of deferred tax assets and liabilities were as follows:

	December 31,
	2013	2012
	(in thousands)
Deferred income tax assets:
Investments, including bond discounts and premiums	$1,039	$21,460
Certificate reserves	103	3,600
Investment unrealized losses, net	176	—
Other	—	110
Total deferred income tax assets	1,318	25,170
Deferred income tax liabilities:
Investment unrealized gains, net	—	3,052
Depreciation	50	48
Other	23	—
Total deferred income tax liabilities	73	3,100
Net deferred income tax assets	$1,245	$22,070

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012	2011
	(in thousands)
Balance at January 1	$736	$736	$—
Additions based on tax positions related to the current year	566	—	—
Additions for tax positions of prior years	4,535	—	1,919
Reductions for tax positions of prior years	—	—	(1,183)
Balance at December 31	$5,837	$736	$736

If recognized, approximately $2.7 million, $(1.0) million and $(1.0) million, net of federal tax benefits, of the unrecognized tax benefits as of December 31, 2013, 2012 and 2011, respectively, would affect the effective tax rate.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of ACC, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $1.7 million in the next 12 months.

ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized interest and penalties of $542 thousand, nil and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013 and 2012, ACC had a payable of $1.6 million and $1.1 million, respectively, related to accrued interest and penalties.

ACC files income tax returns, as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial, in the U.S. federal jurisdiction, and various states jurisdictions. The Internal Revenue Service (“IRS”) has completed its field examination of the 1997 through 2007 tax returns. However, for federal income tax purposes these years, except for 2007, continue to remain open as a consequence of certain unagreed upon issues. The IRS is in the process of completing audits of Ameriprise Financial’s U.S. income tax returns for 2008 through 2011. These audits are expected to be completed in 2014. ACC’s or its subsidiary’s state income tax returns are currently under examination by various jurisdictions for years ranging from 1997 through 2008 and remain open for all years after 2008. Ameriprise Financial filed its 2012 tax return in the third quarter of 2013, but the IRS has not yet begun its examination of 2012.

13.  Contingencies

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

Ameriprise Certificate Company SCHEDULE I Investments of Securities in Unaffiliated Issuers As of December 31, 2013 (in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CASH EQUIVALENTS
COMMERCIAL PAPER
DTE GAS CO	1/7/2014	—%	$15,000	$15,000	$15,000
LIBERTY STREET FUNDING LLC	1/2/2014	—%	36,600	36,600	36,600
NOBLE CORP/CAYMAN ISLANDS	1/6/2014	—%	20,000	19,998	19,998
TOTAL CASH EQUIVALENTS				71,598	71,598
FIXED MATURITIES
U.S. GOVERNMENT AND AGENCIES OBLIGATIONS
UNITED STATES TREASURY	11/15/2028	5.250%	200	213	241
UNITED STATES TREASURY	5/15/2014	4.750%	165	166	168
TOTAL - U.S. GOVERNMENT AND AGENCIES OBLIGATIONS				379	409
RESIDENTIAL MORTGAGE BACKED SECURITIES
AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES:
FHLMC GOLD G10949	7/1/2014	6.500%	7	7	7
FHLMC GOLD G11004	4/1/2015	7.000%	12	12	12
FHLMC GOLD G11193	8/1/2016	5.000%	420	418	445
FHLMC GOLD G11298	8/1/2017	5.000%	748	747	791
FHLMC ARM 845154	7/1/2022	2.338%	60	61	63
FHLMC ARM 845523	11/1/2023	2.252%	23	24	24
FHLMC ARM 845654	2/1/2024	2.611%	250	251	266
FHLMC ARM 845730	11/1/2023	2.311%	229	231	236
FHLMC ARM 845733	4/1/2024	2.359%	299	302	305
FHLMC ARM 846702	10/1/2029	2.448%	82	84	88
FHLMC ARM 846107	2/1/2025	2.740%	67	68	69
FHLMC GOLD G30227	5/1/2023	5.500%	1,266	1,304	1,382
FHLMC GOLD E76761	5/1/2014	6.500%	12	12	12
FHLMC GOLD E77557	6/1/2014	6.500%	1	1	1
FHLMC GOLD E90153	6/1/2017	6.000%	163	166	171
FHLMC GOLD E90154	6/1/2017	6.000%	497	506	519
FHLMC GOLD E91041	9/1/2017	5.000%	617	617	653
FHLMC GOLD E95403	3/1/2018	5.000%	767	779	812
FHLMC GOLD E95671	4/1/2018	5.000%	963	978	1,020
FHLMC 1N1474	5/1/2037	2.385%	4,329	4,504	4,627
FHLMC 1H2520	6/1/2035	2.394%	14,603	15,541	15,372
FHLMC 1Q1540	6/1/2040	5.243%	24,684	26,425	26,450
FHLMC 1Q1515	11/1/2038	2.522%	50,724	53,747	53,941
FHLMC 1Q1548	8/1/2038	2.485%	23,379	24,676	24,769
FHLMC ARM 350190	5/1/2022	2.375%	54	55	56
FHLMC GOLD E01140	5/1/2017	6.000%	899	912	944

Ameriprise Certificate Company SCHEDULE I Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FHLMC ARM 788941	12/1/2031	2.375%	137	135	145
FHLMC 848922	4/1/2037	2.537%	13,725	14,685	14,539
FHLMC ARM 848530	9/1/2039	3.452%	13,269	14,047	14,013
FHLMC GOLD C90581	8/1/2022	5.500%	360	358	393
FHLMC GOLD C90582	9/1/2022	5.500%	215	214	235
FHLMC ARM 1B0183	12/1/2031	2.781%	128	126	129
FHLMC ARM 780845	9/1/2033	2.375%	468	455	490
FHLMC ARM 780514	5/1/2033	2.381%	983	1,005	1,030
FHLMC ARM 605041	2/1/2019	2.267%	11	11	11
FHLMC ARM 605048	11/1/2018	1.928%	5	5	5
FHLMC ARM 840031	1/1/2019	2.250%	5	5	5
FHLMC ARM 840035	1/1/2019	2.250%	38	38	39
FHLMC ARM 840036	1/1/2019	2.250%	22	22	23
FHLMC ARM 840072	6/1/2019	2.125%	48	48	49
FHLMC ARM 405014	1/1/2019	2.260%	26	26	26
FHLMC ARM 405092	3/1/2019	2.125%	37	37	38
FHLMC ARM 405185	10/1/2018	2.172%	66	65	69
FHLMC ARM 405243	7/1/2019	2.260%	51	51	51
FHLMC ARM 405437	10/1/2019	2.275%	54	54	57
FHLMC ARM 405615	10/1/2019	2.107%	24	24	25
FHLMC ARM 605432	8/1/2017	2.088%	28	28	28
FHLMC ARM 605433	9/1/2017	2.021%	51	51	53
FHLMC ARM 605454	10/1/2017	2.151%	22	22	22
FHLMC ARM 606024	2/1/2019	1.958%	40	39	40
FHLMC ARM 606025	7/1/2019	1.700%	142	142	142
FHLMC ARM 785363	2/1/2025	2.592%	114	115	119
FHLMC ARM 865008	2/1/2018	2.598%	62	63	64
FHLMC ARM 780903	9/1/2033	2.375%	606	601	641
FHLMC ARM 781884	8/1/2034	5.209%	2,644	2,675	2,807
FNMA_99-8 CMO 8 QD	3/25/2014	6.000%	8	8	8
FNMA ARM 70117	9/1/2017	2.382%	6	6	6
FNMA ARM 70007	7/1/2017	1.883%	23	23	24
FNMA ARM 105989	8/1/2020	3.541%	28	29	28
FNMA ARM 88879	11/1/2019	2.631%	126	126	127
FNMA ARM 89125	8/1/2019	1.873%	133	134	133
FNMA ARM 190726	3/1/2033	4.825%	265	270	285
FNMA_13-2 13-2 KF	1/25/2037	0.346%	22,936	22,879	22,818
FNMA ARM 249907	2/1/2024	2.625%	296	298	315
FNMA 252259	2/1/2014	5.500%	—	—	—
FNMA 252344	3/1/2014	5.500%	8	8	9

Ameriprise Certificate Company SCHEDULE I Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FNMA 252381	4/1/2014	5.500%	18	18	20
FNMA 254590	1/1/2018	5.000%	2,292	2,297	2,441
FNMA 254591	1/1/2018	5.500%	1,474	1,496	1,575
FNMA ARM 303259	3/1/2025	2.228%	129	131	136
FNMA 303970	9/1/2024	6.000%	786	777	881
FNMA 323748	4/1/2014	6.500%	7	7	7
FNMA 323833	7/1/2014	6.000%	9	9	9
FHLMC_3812 3812 BE	9/15/2018	2.750%	4,562	4,613	4,711
FHLMC_4159 4159 FD	1/15/2043	0.517%	23,829	23,919	23,890
FNMA 509806	8/1/2014	6.500%	17	17	17
FNMA 545492	2/1/2022	5.500%	410	406	451
FNMA 545249	10/1/2016	5.500%	519	519	551
FNMA 545303	9/1/2016	5.000%	1,241	1,232	1,320
FNMA ARM 545786	6/1/2032	2.290%	242	242	254
FNMA HYBRID ARM 566074	5/1/2031	2.400%	504	504	526
FNMA HYBRID ARM 584507	6/1/2031	2.285%	351	350	365
FNMA 584829	5/1/2016	6.000%	123	122	127
FNMA 585743	5/1/2016	5.500%	384	384	408
FNMA 616220	11/1/2016	5.000%	408	404	433
FNMA 617270	1/1/2017	5.000%	651	647	693
FNMA ARM 620293	1/1/2032	2.400%	566	560	586
FNMA 622462	12/1/2016	5.500%	501	498	536
FNMA 623866	2/1/2017	5.000%	600	598	638
FNMA 625943	3/1/2017	5.000%	590	589	628
FNMA AL1037	1/1/2037	2.408%	8,768	9,372	9,342
FNMA AL2269	10/1/2040	3.767%	16,828	17,920	17,707
FNMA AL3935	9/1/2037	2.430%	21,969	23,299	23,384
FNMA AL3961	2/1/2039	2.370%	16,063	16,993	17,093
FNMA ARM AL4110	3/1/2037	2.342%	18,239	19,238	19,158
FNMA ARM AL4100	9/1/2036	2.388%	26,926	28,472	28,500
FNMA ARM AL4114	2/1/2039	2.571%	22,187	23,603	23,604
FNMA AO8746	8/1/2027	2.500%	36,502	37,837	36,251
FNMA ARM 651629	8/1/2032	2.381%	347	347	367
FNMA ARM 654158	10/1/2032	1.790%	663	663	690
FNMA ARM 654195	10/1/2032	1.790%	977	977	1,018
FNMA ARM 655646	8/1/2032	2.408%	466	467	492
FNMA ARM 655798	8/1/2032	2.284%	795	794	847
FNMA ARM 661501	9/1/2032	2.191%	213	214	223
FNMA ARM 661349	9/1/2032	2.231%	289	289	300
FNMA ARM 661744	10/1/2032	2.203%	533	535	557

Ameriprise Certificate Company SCHEDULE I Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FNMA ARM 664521	10/1/2032	2.080%	201	201	211
FNMA ARM 664750	10/1/2032	2.152%	481	482	507
FNMA ARM 670731	11/1/2032	1.790%	507	509	526
FNMA ARM 670779	11/1/2032	1.790%	1,136	1,143	1,210
FNMA ARM 670890	12/1/2032	1.797%	724	727	748
FNMA ARM 670912	12/1/2032	1.790%	592	593	611
FNMA ARM 670947	12/1/2032	1.794%	896	900	925
FHLMC_2574 CMO 2574 JM	12/15/2022	5.000%	383	385	392
FHLMC_2586 CMO 2586 GB	1/15/2023	5.500%	625	630	644
FNMA_05-87 05-87 PE	12/25/2033	5.000%	4,287	4,369	4,395
FNMA_06-36 06-36 GF	5/25/2036	0.466%	12,149	12,209	12,108
FHLMC_2907 2907 AG	3/15/2019	4.500%	260	259	263
FHLMC_2901 2901 MA	10/15/2033	4.500%	139	138	142
FHLMC_2934 2934 CI	1/15/2034	5.000%	7,317	7,523	7,591
FNMA_07-46 07-46 FB	5/25/2037	0.536%	7,123	7,141	7,115
FHLMC_3370 3370 TF	10/15/2037	0.497%	7,980	7,996	7,982
FSPC_T-76 T-76 2A	10/25/2037	3.281%	14,739	15,043	14,443
FNMA_09-107 09-107 FL	2/25/2038	0.816%	16,331	16,417	16,390
FNMA_10-17 10-17 CA	11/25/2023	4.000%	2,792	2,842	2,844
FNMA_10-28 10-28 MB	10/25/2027	7.000%	10,857	11,210	11,328
FNMA_10-24 10-24 GA	9/25/2038	5.000%	5,064	5,175	5,211
FNMA_10-39 10-39 JT	5/25/2038	5.000%	23,889	24,623	24,721
FNMA ARM 694852	4/1/2033	2.300%	572	582	609
FNMA 703446	5/1/2018	4.500%	4,759	4,839	5,066
FNMA 704592	5/1/2018	5.000%	1,398	1,418	1,489
FNMA 708635	6/1/2018	5.000%	979	994	1,043
FNMA ARM 722779	9/1/2033	1.791%	1,815	1,818	1,944
FNMA 725558	6/1/2034	2.457%	688	683	728
FNMA ARM 725719	7/1/2033	1.795%	1,349	1,344	1,391
FNMA ARM 725694	7/1/2034	4.720%	534	523	568
FNMA ARM 733525	8/1/2033	2.107%	1,230	1,181	1,279
FNMA 735034	10/1/2034	2.242%	11,213	11,853	11,864
FNMA 735702	7/1/2035	2.407%	8,514	8,777	9,014
FNMA ARM 739194	9/1/2033	2.201%	671	673	708
FNMA ARM 743256	10/1/2033	2.234%	568	560	594
FNMA ARM 743856	11/1/2033	2.216%	325	326	342
FNMA ARM 758873	12/1/2033	2.178%	950	939	991
FNMA 794787	10/1/2034	5.104%	898	909	955
FNMA 799733	11/1/2034	2.231%	1,134	1,148	1,197
FNMA 801917	10/1/2034	4.987%	981	985	1,042

Ameriprise Certificate Company SCHEDULE I Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FNMA 801337	9/1/2034	1.959%	6,898	7,291	7,310
FNMA 804561	9/1/2034	2.267%	1,609	1,613	1,710
FNMA 807219	1/1/2035	2.583%	4,413	4,453	4,689
FNMA 809532	2/1/2035	4.993%	1,161	1,167	1,234
FNMA ARM 834552	8/1/2035	2.580%	1,445	1,453	1,505
FNMA 889335	6/1/2018	4.500%	4,240	4,319	4,514
FNMA 889485	6/1/2036	2.435%	8,630	8,780	9,112
FNMA 922674	4/1/2036	2.670%	4,543	4,658	4,827
FNMA 968438	1/1/2038	2.302%	9,432	9,915	10,138
FNMA 995548	9/1/2035	2.426%	5,950	6,089	6,297
FNMA 995123	8/1/2037	2.688%	4,408	4,568	4,717
FNMA 995604	11/1/2035	2.450%	16,666	17,622	17,619
FNMA 995614	8/1/2037	1.452%	3,859	4,070	4,115
FNMA AB1980	12/1/2020	3.000%	11,048	11,266	11,458
FNMA AB5230	5/1/2027	2.500%	19,428	19,884	19,295
FNMA MA0099	6/1/2019	4.000%	4,448	4,496	4,720
FNMA MA0598	12/1/2020	3.500%	9,816	10,146	10,318
FNMA MA1144	8/1/2027	2.500%	18,489	19,197	18,317
FNMA AD0901	4/1/2040	3.714%	16,075	17,120	17,063
FNMA AE0559	12/1/2034	2.225%	9,553	10,094	10,100
FNMA AE0566	8/1/2035	2.501%	9,116	9,622	9,634
GNMA II ARM 8157	3/20/2023	1.625%	117	119	122
GNMA II ARM 8206	3/20/2017	2.000%	30	30	31
GNMA II ARM 8240	7/20/2017	1.625%	22	22	23
GNMA II ARM 8251	8/20/2017	2.000%	2	2	2
GNMA II ARM 8274	10/20/2017	2.500%	78	78	81
GNMA II ARM 8283	11/20/2017	2.500%	6	6	6
GNMA II ARM 8293	12/20/2017	2.500%	16	16	16
GNMA II ARM 8353	5/20/2018	2.500%	31	31	33
GNMA II ARM 8341	4/20/2018	2.500%	3	3	3
GNMA II ARM 8365	6/20/2018	2.500%	52	51	54
GNMA II ARM 8377	7/20/2018	2.500%	19	19	20
GNMA II ARM 8428	11/20/2018	3.500%	6	6	6
GNMA II ARM 8440	12/20/2018	3.500%	24	24	26
GNMA II ARM 8638	6/20/2025	1.625%	151	151	156
GNMA II 082581	7/20/2040	4.000%	22,793	24,491	24,184
GNMA II 082602	8/20/2040	4.000%	43,561	46,861	46,202
GNMA II 082464	1/20/2040	4.000%	6,940	7,473	7,298
GNMA II 082497	3/20/2040	3.500%	12,218	13,003	12,934
GNMA II 082794	4/20/2041	3.500%	28,728	30,710	30,171

Ameriprise Certificate Company SCHEDULE I Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

GNMA_10-59 10-59 VK	3/20/2036	4.000%	20,000	20,592	20,497
GNMA_11-72 11-72 M	6/20/2038	4.000%	13,043	13,772	13,699
TOTAL AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				908,065	908,199
NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES:
ARMT_04-2 04-2 6A1	2/25/2035	2.489%	1,388	1,408	1,362
AMERICAN GENERAL MORTGAGE LOAN 10-1A A1	3/25/2058	5.150%	3,735	3,756	3,764
ASSET BACKED SECURITIES CORP H 05-HE2 M1	2/25/2035	0.840%	3,317	3,053	3,269
BCAP_13-RR1 13-RR1 1A1	11/26/2035	2.434%	12,770	12,968	12,871
BCAP LLC TRUST BCAP_06-RR1 06-RR1 PD	11/25/2036	5.000%	1,234	1,240	1,233
BCAP_09-RR1 09-RR1 21A1	11/26/2034	2.613%	3,142	3,024	3,182
BCAP_09-RR1 09-RR1 22A1	5/26/2035	2.627%	11,954	11,483	12,162
BCAP_09-RR1 09-RR1 23A1	5/26/2035	2.634%	7,533	7,224	7,694
BCAP LLC TRUST BCAP_09-RR8 09-RR8 3A1	3/26/2037	5.500%	2,502	2,483	2,578
BCAP LLC TRUST BCAP_09-RR13 09-RR13 15A1	7/26/2037	6.000%	4,684	4,735	4,753
BCAP_10-RR6 10RR6 3A5	10/26/2035	5.500%	2,529	2,557	2,558
BCAP LLC TRUST BCAP_10-RR7 10-RR7 1A1	4/26/2035	4.990%	1,666	1,670	1,682
BCAP LLC TRUST BCAP_11-RR11 11-RR11 6A3	10/26/2035	2.624%	9,294	9,235	9,450
BCAP_11-RR10 11-RR10 3A5	6/26/2035	2.625%	15,029	15,026	15,421
BCAP LLC TRUST BCAP_12-RR3 12-RR3 3A5	7/26/2037	2.344%	6,691	6,703	6,672
BCAP LLC TRUST BCAP_12-RR3 12-RR3 8A1	7/26/2035	2.651%	10,244	10,427	10,323
BCAP LLC TRUST BCAP_12-RR3 12-RR3 9A5	1/26/2036	2.627%	5,921	6,049	5,954
BCAP LLC TRUST BCAP_12-RR5 12-RR5 7A5	10/26/2036	2.622%	9,277	9,319	9,439
BCAP LLC TRUST BCAP_12-RR6 12-RR6 2A6	5/26/2036	2.517%	8,801	8,770	8,823
BCAP_12-RR10 12-RR10 4A1	3/26/2036	2.660%	36,385	37,091	37,260
BCAP_12-RR10 12-RR10 8A1	3/26/2036	3.000%	5,132	5,171	5,117
BCAP_12-RR10 12-RR10 9A1	10/26/2035	2.660%	8,804	8,902	8,760
BCAP LLC TRUST BCAP_12-RR11 12-RR11 6A1	7/26/2036	2.607%	22,652	23,280	23,114
BCAP LLC TRUST BCAP_12-RR11 12-RR11 9A1	7/26/2037	3.000%	18,207	18,457	18,193
BCAP LLC TRUST BCAP_12-RR12 12-RR12 2A1	6/26/2035	3.000%	14,536	14,787	14,607
BCAP LLC TRUST BCAP_12-RR12 12-RR12 3A1	6/26/2037	3.000%	12,758	12,944	12,787
BCAP_13-RR7 13-RR7 2A1	6/26/2037	4.401%	12,287	12,416	12,391
BCAP LLC TRUST BCAP_13-RR8 13-RR8 1A1	5/26/2036	2.716%	10,452	10,543	10,554
BCAP_13-RR9 13-RR9 1A1	1/26/2036	2.627%	18,546	18,697	18,676
BANK OF AMERICA FUNDING CORPOR 05-G A3	10/20/2035	5.179%	4,288	4,028	4,217
BAFC_05-F 05-F 4A1	9/20/2035	3.178%	3,386	2,992	2,937	c
BANC OF AMERICA ALTERNATIVE LO 03-1 A1	2/25/2033	5.000%	755	756	776
BOAMS_04-B 2004-B B1	3/25/2034	2.864%	5,085	5,071	3,662
BANC OF AMERICA MORTGAGE SECUR 04-5 3A3	6/25/2019	5.000%	753	763	769
BOAMS_03-I 2003-I 2A6	10/25/2033	2.799%	3,387	3,376	3,420
BOAMS_04-E 2004-E 2A6	6/25/2034	2.834%	6,760	6,729	6,624

Ameriprise Certificate Company SCHEDULE I Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BOAMS_04-E 2004-E B1	6/25/2034	2.801%	3,791	3,122	2,830	c
BOAMS_04-G 2004-G B1	8/25/2034	2.725%	4,422	181	158	c
BOAMS_04-H 2004-H B1	9/25/2034	2.887%	3,001	1,402	776	c
BOAMS_06-B 06-B 2A1	11/20/2046	2.827%	2,208	1,942	1,772	c
BAFC_12-R5 12-R5 A	10/3/2039	0.429%	8,229	8,069	8,089
BALTA_05-2 05-2 2A5	4/25/2035	2.701%	2,941	2,934	2,593
BALTA_05-2 05-2 2B1	4/25/2035	3.456%	4,012	77	182	c
BEAR STEARNS FUNDING TRUST BSM 06-AR5 1A2	12/25/2046	0.375%	3,223	1,339	764	c
BVMBS_05-1 05-1 4A	2/22/2035	2.997%	4,809	4,796	4,655
CREDIT BASED ASSET SERVICING A 05-RP2 AF3	9/25/2035	6.090%	86	79	86
CSMC_09-9R 09-9R 1A1	4/26/2037	5.500%	1,773	1,756	1,809
CREDIT SUISSE MORTGAGE CAPITAL 10-1R 24A1	5/27/2036	2.734%	404	410	403
CSMC_10-12R 10-12R 8A1	11/26/2035	4.000%	2,043	2,053	2,070
CREDIT SUISSE MORTGAGE CAPITAL 10-10R 1A1	7/26/2037	5.750%	373	373	374
CSMC_10-17R 10-17R 1A1	6/26/2036	2.398%	7,904	7,904	8,078
CREDIT SUISSE MORTGAGE CAPITAL 11-1R A1	2/27/2047	1.167%	4,861	4,861	4,845
CREDIT SUISSE MORTGAGE CAPITAL 11-7R A1	8/28/2047	1.417%	8,122	8,122	8,106
CSMC_13-2R 13-2R 1A1	5/27/2036	2.000%	12,437	12,554	12,265
CSMC_13-2R 13-2R 6A1	9/27/2036	2.717%	10,433	10,720	10,637
CSMC_12-11R 12-11 3A1	6/29/2047	1.168%	13,819	13,804	13,538
CSMC_13-8R 13-8R 6A1	5/27/2037	0.410%	17,079	16,653	16,181
CSMC_13-11R. 13-11R 1A1	6/27/2034	2.661%	16,189	16,206	16,289
CSMC_13-11R. 13-11R 2A1	5/27/2034	2.661%	30,067	30,155	29,189
CSMC_13-12R 13-12R 1A1	8/27/2033	2.750%	46,644	45,940	46,046
CWHEL_04-K 04-K 2A	2/15/2034	0.467%	411	341	355	c
CWL_05-4 05-4 MV1	10/25/2035	0.625%	2,574	2,556	2,600
CWALT_04-33 04-33 2A1	12/25/2034	2.644%	832	842	798
CWALT_05-27 05-27 1A4	8/25/2035	1.689%	3,910	3,282	2,942	c
CWALT_05-24 05-24 2A1	7/20/2035	1.444%	3,165	2,632	2,516	c
CWALT_06-OA19 06-OA19 A2	2/20/2047	0.417%	3,551	298	263	c
CWHL_05-HYB7 05-HYB7 5A1	11/20/2035	5.064%	7,911	6,820	6,764	c
CWHL_03-10 03-10 A15	5/25/2033	5.500%	12,260	12,771	12,647
CWHL_03-46 03-46 4A1	1/19/2034	2.571%	11,714	12,013	11,772
CWHL_04-12 2004-12 1M	8/25/2034	2.736%	766	29	24	c
CENTEX HOME EQUITY CXHE_03-A 2003-A AF4	12/25/2031	4.250%	1,585	1,576	1,611
CHASE MORTGAGE FINANCE CORPORA 07-A1 1A5	2/25/2037	2.740%	12,423	12,310	12,324
CFLX_07-M1 07-M1 1A1	8/25/2037	0.316%	10,952	10,782	7,576	c
CMLTI_05-3 05-3	8/25/2035	2.613%	2,724	2,586	2,552	c
CMLTI_09-6 09-6 18A1	4/25/2037	0.235%	1,667	1,643	1,586
CITIGROUP MRT LOAN TT CMLTI_10 10-7 2A1	2/25/2035	2.466%	2,083	2,083	2,120

Ameriprise Certificate Company SCHEDULE I Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CITIGROUP MRT LOAN TT CMLTI_10 10-7 4A2	9/25/2037	1.165%	5,354	5,316	5,264
CITIGROUP MORTGAGE LOAN TRUST 10-8 5A6	11/25/2036	4.000%	14,092	14,199	14,288
CITIGROUP MORTGAGE LOAN TRUST 10-9 2A1	11/25/2035	2.500%	1,903	1,930	1,922
CITIGROUP MORTGAGE LOAN TRUST 10-10 1A1	11/25/2035	2.836%	1,666	1,663	1,670
CITIGROUP MORTGAGE LOAN TRUST 11-2 3A1	9/25/2037	3.500%	1,410	1,397	1,417
CITIGROUP MORTGAGE LOAN TRUST 12-6 1A1	4/25/2037	2.769%	10,207	10,207	10,470
CITIGROUP MORTGAGE LOAN TRUST 12-6 2A1	8/25/2036	2.528%	6,976	7,000	7,064
CITIGROUP MORTGAGE LOAN TRUST 12-4 2A1	11/25/2035	2.660%	7,109	7,118	7,179
CITIGROUP MORTGAGE LOAN TRUST 12-7 10A1	9/25/2036	2.739%	16,158	16,227	16,313
CITIGROUP MORTGAGE LOAN TRUST 12-7 11A1	9/25/2035	3.500%	9,197	9,291	9,375
CMLTI_13-7 13-7 2A1	8/25/2036	2.528%	13,015	13,081	13,177
CMLTI_13-9 13-9 2A1	9/25/2034	2.398%	24,528	24,706	24,413
CITIGROUP MORTGAGE LOAN TRUST	8/25/2027	2.000%	7,763	7,811	7,812
CMLTI_13-12	3/25/2035	2.235%	20,000	20,251	20,250
CSFB_04-AR3	4/25/2034	2.588%	6,614	6,712	6,680
CSMC_09-2R 09-2R 1A12	9/26/2034	2.617%	28,874	29,274	28,549
CSMC_09-2R 09-2R 1A13	9/26/2034	2.617%	28,874	28,957	27,009
CREDIT SUISSE MORTGAGE CAPITAL 11-17R 2A1	12/27/2037	3.400%	12,046	12,092	12,033
DEUTSCHE ALT-A SECURITIES INC 06-AR6 A4	2/25/2037	0.335%	11,523	6,964	8,893	c
DEUTSCHE ALT-A SECURITIES INC 07-AR1 A4	1/25/2047	0.326%	10,606	9,275	7,412	c
DEUTSCHE ALT-A SECURITIES INC 07-OA1 A1	2/25/2047	0.315%	4,346	3,854	3,042	c
EQUITY ONE ABS INC EQABS_04-3 04-3 AF4	7/25/2034	5.100%	4,471	4,488	4,494
FMIC_04-3 04-3 M4	8/25/2034	2.011%	2,686	2,554	2,677
FIRST HORIZON ALTERNATIVE MORT 04-AA4 A1	10/25/2034	2.230%	1,952	1,981	1,856
FHAMS_04-AA7 04-AA7 1A1	2/25/2035	2.241%	1,190	1,202	1,150
FIRST HORIZON ALTERNATIVE MORT 05-AA2 IA1	3/25/2035	2.250%	2,232	2,267	1,972
FIRSTFIRST HORIZON ALTERNATIVE 05-AA3 3A1	5/25/2035	2.250%	5,230	5,273	4,761
FREMONT HOME LOAN TRUST FHLT_0 05-1 M2	6/25/2035	0.645%	56	56	56
GMACM_04-AR2 2004-AR2 3A	8/19/2034	3.122%	1,530	1,535	1,489
GMACM_04-AR2 2004-AR2 5A1	8/19/2034	4.915%	1,897	1,899	1,893
GSR MORTGAGE LOAN TRUST GSR_05 05-AR5 2A1	10/25/2035	2.717%	6,402	6,103	5,740	c
GSR MORTGAGE LOAN TRUST GSR_05 05-AR7 2A1	11/25/2035	2.660%	3,588	3,385	3,445
GSR MORTGAGE LOAN TRUST GSR_05 05-AR3 6A1	5/25/2035	2.870%	3,885	3,901	3,514
GSR MORTGAGE LOAN TRUST GSR_05 05-AR1 2A1	1/25/2035	2.624%	4,944	4,967	4,893
GSMSC_09-1R 09-1R 2A1	11/25/2035	2.628%	2,682	2,511	2,731
GSMSC_09-1R 09-1R 3A1	11/25/2035	2.645%	2,259	2,098	2,300
GPMF_05-AR5 05-AR5 4A1	11/25/2045	2.139%	6,284	5,759	4,489	c
HVMLT_04-1 2004-1 4A	4/19/2034	2.391%	459	462	452
HVMLT_04-4 2004-4 3A	6/19/2034	1.290%	104	103	100
HVMLT_2004-6 2004-6 5A	8/19/2034	3.050%	824	818	813

Ameriprise Certificate Company SCHEDULE I Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

HVMLT_04-7 04-7 3A1	11/19/2034	2.058%	2,184	2,167	2,094
HVMLT_2004-10 04-10 4A	1/19/2035	2.566%	1,268	1,281	1,258
HARBORVIEW MORTGAGE LOAN TRUST 05-8 2A2A	9/19/2035	1.639%	2,769	2,411	1,996	c
HARBORVIEW MORTGAGE LOAN TRUST 05-15 3A1A1	10/20/2045	2.139%	7,406	6,782	6,238	c
HARBORVIEW MORTGAGE LOAN TRUST 06-14 2A1B	1/25/2047	0.366%	5,233	1,856	1,164	c
INDX_05-AR1 05-AR1 2A1	3/25/2035	2.568%	56	56	53
INDX_05-AR5 05-AR5 2A1	5/25/2035	2.440%	4,426	4,138	3,835	c
JP MORGAN REREMIC JPMRR_09-12 09-12 1A1	7/26/2037	5.750%	1,198	1,227	1,227
JP MORGAN REREMIC JPMRR_10-1 10-1 1A1	2/26/2037	6.000%	1,505	1,515	1,535
JP MORGAN REREMIC JPMRR_10-5 10-5 3A1	8/26/2036	2.528%	2,038	2,043	2,054
JP MORGAN REREMIC JPMRR_11-2 11-2 5A3	3/26/2036	3.000%	6,130	6,057	6,203
JEFFERIES & CO JMAC_09-R12 09-R12 1A1	2/26/2035	2.727%	8,548	8,356	8,713
JEFFERIES & CO JMAC_09-R12 09-R12 2A1	1/26/2035	2.644%	3,889	3,798	4,009
JEFFERIES & CO JMAC_09-R2	12/26/2037	2.663%	12,372	12,539	12,341
JEFFRIES & CO JMAC_09-R3 09-R3 1A1	12/26/2035	2.482%	4,644	4,355	4,663
LUMINENT MORTGAGE TRUST LUM_06 06-6 2A2	10/25/2046	0.405%	1,974	759	719	c
LUMINENT MORTGAGE TRUST LUM_07 07-1 2A2	1/25/2037	0.356%	655	702	69	c
MARM_05-1 05-1 3A1	2/25/2035	2.662%	2,493	2,525	2,108
MLMI_03-A5 03-A5 2A6A	8/25/2033	2.355%	2,544	2,539	2,562
MLCC_04-1 04-1 2A2	12/25/2034	2.143%	932	934	948
MLMI_05-A1 05-A1 2A	12/25/2034	2.537%	1,808	1,812	1,816
MLMI_05-A2 05-A2 A2	2/25/2035	2.532%	3,653	3,654	3,624
MSM_04-6AR 2004-6AR CB1	8/25/2034	2.775%	4,643	2,679	1,546	c
MORGAN STANLEY MORTGAGE LOAN T 04-10AR A1	11/25/2034	2.862%	619	626	592
MORGAN STANLEY MORTGAGE LOAN T PT2A	11/25/2034	2.462%	2,123	2,159	2,103
MORGAN STANLEY REREMIC TRUST M 10-R5 6A	7/26/2036	0.325%	2,051	2,043	2,029
MORGAN STANLEY REREMIC TRUST M 10-R6 3A	9/26/2036	0.535%	4,889	4,809	4,680
MSRR_13-R1 13-R1 5A	11/26/2036	2.070%	9,704	9,854	9,769
MSRR_13-R3 13-R3 1A	2/26/2036	2.695%	28,879	29,246	29,250
MSRR_13-R3 13-R3 4A	12/26/2036	2.086%	12,727	12,838	12,693
MSRR_13-R3 13-R3 5A	11/26/2036	2.065%	7,242	7,208	7,133
MSRR_13-R3 13-R3 11A	2/26/2036	2.508%	25,129	25,359	25,307
MSRR_13-R8 13-R8 1A	9/26/2036	2.507%	43,102	44,293	43,822
MSRR_13-R8	9/26/2036	2.685%	17,014	17,276	17,253
MSRR_13-R8	9/26/2036	2.412%	9,272	9,345	9,299
MSRR_13-R8	9/26/2036	2.523%	18,615	19,024	18,867
MSRR_13-R8	9/26/2036	2.523%	18,055	18,456	18,293
MSRR_13-R9	6/26/2046	2.613%	17,531	17,881	17,737
NSMLT_13-A	12/25/2052	3.750%	7,375	7,571	7,573
OPTEUM MORTGAGE ACCEPTANCE COR 05-1 A1A	2/25/2035	0.465%	544	532	535

Ameriprise Certificate Company SCHEDULE I Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

RBSSP_09-8	4/26/2036	2.640%	16,214	16,536	16,555
RBSSP_10-12	12/27/2035	4.000%	9,517	9,795	9,687
RBSSP-12-2 12-2 1A5	5/26/2047	0.297%	2,104	2,093	2,084
RBSSP_12-5 12-5 3A1	2/26/2047	0.325%	9,399	9,273	9,227
RBSSP_12-6 12-6 8A1	4/26/2035	0.665%	11,682	11,072	10,876
RESIDENTIAL ACCREDIT LOANS INC 07-QO1 A2	2/25/2047	0.355%	3,724	1,566	539	c
RESIDENTIAL ASSET SECURITIES C 05-KS12 A2	1/25/2036	0.415%	1,110	1,087	1,102
RENAISSANCE HOME EQUITY LOAN T 05-3 AF3	11/25/2035	4.814%	2,846	2,839	2,835
RALI_03-QS2 2003-QS2 A7	2/25/2033	4.500%	898	893	898
RALI_04-QR1 04-QR1 A1	10/25/2034	5.250%	484	483	488
RESIDENTIAL ACCREDIT LOANS INC 05-QA2 A1II	2/25/2035	3.137%	4,518	3,961	3,529	c
RALI_04-QS5 04-QS5 A5	4/25/2034	4.750%	757	755	761
RASC_04-KS9 2004-KS9 AI6	10/25/2034	4.620%	4,032	3,580	3,718	c
RESIDENTIAL ASSET SECURITIES CORP 03-K10 AI6	12/25/2033	4.540%	1,472	1,486	1,513
RFMSI_05-SA2 05-SA2 IIIA3	6/25/2035	2.978%	5,167	5,178	4,908
RESIDENTIAL ASSET MORTGAGE PRO 06-EFC1 A2	2/25/2036	0.365%	378	373	376
RABS_04-1A 2004-1A A1	12/15/2030	4.000%	784	782	782
SASC_03-24A 03-24A 5A	7/25/2033	2.388%	483	490	477
STRUCTURED ADJUSTABLE RATE MORT 2004-3AC B1	3/25/2034	2.374%	5,085	3,984	2,987	c
WAMU_03-AR6 03-AR6 A1	6/25/2033	2.440%	2,777	2,770	2,807
WAMU_05-AR4 05-AR4 A5	4/25/2035	2.425%	10,000	9,972	9,535
WAMU_05-AR10 05-AR10 1A3	9/25/2035	2.425%	10,000	9,996	9,302
WAMU_04-AR10 04-AR10 A1A	7/25/2044	0.606%	1,328	1,332	1,248
WAMU_05-AR3 05-AR3 A2	3/25/2035	2.489%	3,908	3,923	3,878
WFMBS_04-0 2004-0 A1	8/25/2034	4.928%	812	806	816
WFMBS_04-Q 04-Q 1A2	9/25/2034	2.615%	6,833	6,933	6,946
WFMBS_03-M 03-M A1	12/25/2033	2.618%	2,144	2,213	2,166
WFMBS_04-P LT2004P B1	9/25/2034	2.614%	5,643	5,076	4,250	c
WFMBS_04-W 04-W A8	11/25/2034	2.615%	11,904	11,932	12,075
WFMBS_04-I 04-I 1A1	7/25/2034	2.646%	3,959	3,966	4,013
WFMBS_04-CC 2907 AG	1/25/2035	2.615%	1,630	1,635	1,632
WFMBS_05-AR2 05-AR2 2A2	3/25/2035	2.672%	1,120	1,124	1,129
WFMBS_05-AR2 05-AR2 3A1	3/25/2035	2.656%	3,065	3,044	3,121
WFMBS_04-K 04-K 2A6	7/25/2034	4.735%	4,948	5,121	4,957
WFMBS_04-DD 04-DD 2A6	1/25/2035	2.615%	4,852	4,851	4,845
WFMBS_05-AR12 05-AR12 2A5	6/25/2035	2.634%	5,749	5,457	5,790
TOTAL NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				1,322,918	1,299,858
TOTAL RESIDENTIAL MORTGAGE BACKED SECURITIES				2,230,983	2,208,057
ASSET BACKED SECURITIES
ARL FIRST LLC ARLFR_12-1A	12/15/2042	1.917%	15,458	15,640	15,641

Ameriprise Certificate Company SCHEDULE I Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

ACCESS GROUP INC ACSS_06-1 06-1 A2	8/25/2023	0.348%	4,478	4,419	4,412
AMOT_12-1 12-1 A1	2/15/2017	0.967%	15,000	15,070	15,066
AMOT_12-3 12-3 A1	6/15/2017	0.867%	10,000	10,044	10,043
ARES_13-1A	4/15/2025	1.344%	40,000	39,884	39,398
ATRM_13-10A	7/16/2025	1.396%	25,000	24,965	24,640
CLIF_06-1A 06-1 A	8/18/2021	0.345%	3,630	3,073	3,580
CARLYLE GLOBAL MARKET STRATEGI	2/14/2025	1.565%	20,000	20,000	19,773
CENTRE POINT FUNDING LLC CPF_1 12-2 A	8/20/2021	2.610%	1,457	1,456	1,467
COLLE_02-2 02-2 A24	3/1/2042	1.668%	10,000	8,295	9,060
CRONOS CONTAINERS PROGRAM LTD 12-2A A	9/18/2027	3.810%	8,750	9,028	8,832
DIAMOND RESORTS OWNER TRUST DR	5/20/2026	2.270%	7,274	7,273	7,274
DRSLF_13-26A	7/15/2025	1.344%	40,000	40,000	39,776
EART_12-2A 12-2A A	6/15/2017	1.300%	3,587	3,587	3,594
FNH_13-1A 13-1A A1	1/10/2018	1.980%	5,215	5,215	5,174
GE DEALER FLOORPLAN MASTER NOT 12-4 A	10/20/2017	0.607%	12,000	12,000	12,005
GLOBAL TOWER PARTNERS ACQUISIT 11-1 A	6/15/2041	3.967%	7,000	7,000	7,277
GLOBAL SC FINANCE SRL SEACO_12 12-1A A	7/19/2027	4.110%	4,292	4,367	4,321
GALC_11-1 11-1 A4	4/15/2016	2.340%	6,216	6,216	6,258
HILTON GRAND VACATIONS TRUST H 13-A A	1/25/2026	2.280%	8,882	8,882	8,879
INGIM_13-2A	4/25/2025	1.388%	30,000	30,000	29,459
321 HENDERSON RECEIVABLES LLC 10-3A A	12/15/2048	3.820%	2,029	2,032	2,111
NVTAS_13-1	11/15/2016	1.950%	4,656	4,656	4,654
NMOTR_12-A 12-A A	5/15/2017	0.637%	24,500	24,561	24,571
NEF_04-2 04-2 A3	7/28/2018	0.408%	10,000	9,849	9,789
OAKC_13-8A	4/20/2025	1.362%	20,000	20,000	19,680
RACEP_13-8A	2/20/2025	1.514%	9,000	9,000	8,903
RENTAL CAR FINANCE CORPORATION 11-1A A1	2/25/2016	2.510%	2,500	2,500	2,535
SBA CMBS TRUST SBAC_10-1 10-1 A	4/15/2040	4.254%	5,000	5,073	5,083
SLM STUDENT LOAN TRUST SLMA_06 06-3 A4	7/25/2019	0.321%	6,895	6,771	6,876
SLMA_06-4 06-4 A5	10/27/2025	0.338%	14,600	14,525	14,488
SLM PRIVATE CREDIT STUDENT LOA 03-A A2	9/15/2020	0.683%	4,144	3,689	4,049
SLM PRIVATE CREDIT STUDENT LOA 03-C A2	9/15/2020	0.633%	1,751	1,706	1,711
SLMA_05-A 05-A A2	12/15/2020	0.383%	2,915	2,659	2,902
SLMA_05-B 05-B A2	3/15/2023	0.423%	9,152	8,402	8,914
SLCLT_09-AA 09-AA A	6/15/2033	4.750%	27,085	24,410	24,566
SLM STUDENT LOAN TRUST SLMA_09 09-CT AI	4/15/2039	2.289%	6,109	6,132	6,117
SLM STUDENT LOAN TRUST SLMA_11 11-2 A1	11/25/2027	0.765%	3,564	3,559	3,579
SMAT_11-2USA 11-2USA A4A	4/14/2017	2.310%	3,000	3,000	3,045
SMART TRUST SMAT_11-4USA 11-4USA A4A	8/14/2017	2.280%	5,000	5,000	5,092
SLMA_12-B 12-B A2	10/15/2030	3.480%	5,000	5,067	5,238

Ameriprise Certificate Company SCHEDULE I Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

SLM STUDENT LOAN TRUST SLMA_12 12-3 A	12/26/2025	0.816%	15,369	15,502	15,367
SMAT_12-2USA 12-2US 3A3	10/14/2016	1.590%	9,500	9,500	9,568
SVO VOI MORTGAGE CORP SVOVM_12 12-A A	9/20/2029	2.000%	3,395	3,435	3,389
SDART_12-1 12-1 A3	10/15/2015	1.490%	8,080	8,080	8,091
SDART_11-S1A 11-S1A B	5/15/2017	1.480%	1,799	1,799	1,800
SCHOL_12-B 12-B A1	10/28/2025	0.567%	5,501	5,488	5,457
SIERRA RECEIVABLES FUNDING COM 12-3A A	8/20/2029	1.870%	2,099	2,120	2,105
SIERRA RECEIVABLES FUNDING COM 11-1A A	4/20/2026	3.350%	2,065	2,065	2,113
SIERRA RECEIVABLES FUNDING COM 12-1A A	11/20/2028	2.840%	2,279	2,279	2,320
SRFC_13-2A 13-2A A	11/20/2025	2.280%	5,365	5,365	5,354
SBAP_02-20J 2002-20J	10/1/2022	4.750%	1,114	1,127	1,181
SBAP_04-10A 2004-10A	1/1/2014	3.870%	135	135	135
SBAP_05-10D 05-10D 1	7/1/2015	4.510%	394	394	399
TCF_12-1A 12-1A A	5/14/2027	4.210%	5,893	5,955	5,940
UHAUL_10-BT1A 10-BT1A 1	10/25/2023	4.899%	7,864	7,862	8,333
US EDUCATION LOAN TRUST LLC US 07-1A 1A3	9/1/2022	0.638%	4,753	4,753	4,754
WLKRG 2013-AA A	3/15/2029	3.100%	2,419	2,419	2,419
TOTAL ASSET BACKED SECURITIES				517,283	518,557
COMMERCIAL MORTGAGE BACKED SECURITIES
AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES:
FNMA_06-M2 06-M2 A2A	10/25/2032	5.271%	10,987	11,615	11,840
FNMA 461647	1/1/2019	6.075%	1,337	1,345	1,371
GNMA_10-16 10-16 A	1/16/2040	3.214%	1,137	1,140	1,154
GNMA_10-161 10-161 AB	5/16/2035	2.110%	3,305	3,335	3,351
GNMA_11-165 11-165 A	10/16/2037	2.194%	21,285	21,525	21,444
GNMA_13-141 13-141 A	6/16/2040	2.023%	19,875	19,888	19,874
GNMA_13-159 13-159 A	8/16/2038	1.794%	19,918	19,710	19,794
GNMA 13-146 AH	8/16/2040	2.000%	9,963	9,989	9,952
GNMA_13-13	4/16/2046	1.700%	7,172	6,819	6,764
GNMA 13-194 AB	5/16/2038	2.250%	15,000	15,095	15,083
TOTAL AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES				110,461	110,627
NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES:
BAMLL_12-CLRN 12-CLRN A	8/15/2029	1.317%	7,500	7,500	7,505
BACM_05-1 05-1 A5	11/10/2042	5.267%	10,000	10,222	10,367
BSCMS_05-PWR7 05-PWR7 A2	2/11/2041	4.945%	307	306	307
BSCMS_05-PW10 05-PW10 AAB	12/11/2040	5.382%	3,844	3,867	3,865
CD_05-CD1 05-C1 ASB	7/15/2044	5.218%	5,854	5,955	5,894
CGBAM_13-BREH 13-BREH A1	5/15/2030	1.327%	8,000	7,983	8,012
CFCRE_11-C2 11-C2 A2	12/15/2047	3.061%	23,000	23,407	23,799
COMM_13-THL 13-THL A1	6/8/2030	1.168%	10,000	9,975	10,032

Ameriprise Certificate Company SCHEDULE I Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

GCCFC_07-GG9 07-GG9 A2	3/10/2039	5.381%	6,898	6,958	7,054
DBUBS_11-LC1A 11-LC1A A1	11/10/2046	3.742%	14,688	14,887	15,436
DBUBS_11-LC2A 11-LC2 A1	7/10/2044	3.527%	3,895	3,923	4,088
ESA_13-ESH5 13-ESH A25	12/5/2031	1.830%	8,875	8,875	8,643
GFCM_03-1 03-1 A4	5/12/2035	5.254%	1,140	1,120	1,184
GSMS_11-GC5 11-GC5 A2	8/10/2044	2.999%	12,500	12,562	13,010
GSMS_10-C2 10-C2 A1	12/10/2043	3.849%	9,224	9,286	9,722
GECMC_05-C3 05-C3 AAB	7/10/2045	4.940%	31	32	31
JPMCC_05-LDP1 05-LDP1 ASB	3/15/2046	4.853%	1,361	1,361	1,375
JPMCC-07-CB19 07-CB19 ASB	2/12/2049	5.689%	2,463	2,527	2,624
JPMCC_07-CB20 07-CB20 A2	2/12/2051	5.629%	702	702	701
JPMCC_10-C2 10-C2 A1	11/15/2043	2.749%	7,227	7,261	7,415
JPMCC_10-CNTR 10-CNTR A1	8/5/2032	3.300%	9,232	9,292	9,635
JPMCC_11-C5 11-C5 A2	8/15/2046	3.149%	5,000	5,025	5,215
JPMCC_11-PLSD 11-PLSD A2	11/13/2044	3.364%	7,195	7,226	7,539
MLMT_05-CIP1 05-CIP1 A2	7/12/2038	4.960%	2,346	2,331	2,348
MSC_11-C1 11-C1 A1	9/15/2047	2.602%	5,946	5,966	6,038
MSC_11-C3 11-C3 A2	7/15/2049	3.224%	3,842	3,855	4,015
COMM_13-RIAL4	10/10/2046	3.250%	10,863	10,870	10,859
UBSC_11-C1 11-C1 AAB	1/10/2045	3.187%	8,999	9,098	9,259
WACHOVIA BANK COMMERCIAL 05-C17 APB	3/15/2042	5.037%	239	238	239
TOTAL NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES:				192,610	196,211
TOTAL COMMERCIAL MORTGAGE BACKED SECURITIES				303,071	306,838
CORPORATE DEBT SECURITIES
BANKING
WASHINGTON MUTUAL BANK/HENDERSON	6/15/2011	—%	1,500	—	3	c, d
TOTAL BANKING				—	3
BASIC INDUSTRY
EASTMAN CHEMICAL COMPANY	6/1/2017	2.400%	8,425	8,470	8,515
VALE OVERSEAS LTD	1/23/2017	6.250%	10,750	11,836	11,923
TOTAL BASIC INDUSTRY				20,306	20,438
CAPITAL GOODS
L-3 COMMUNICATIONS CORP	11/15/2016	3.950%	29,566	31,348	31,373
LOCKHEED MARTIN CORPORATION	5/1/2016	7.650%	22,000	25,316	25,377
NORDSON CORP	7/26/2017	2.270%	15,000	15,000	14,939
WASTE MANAGEMENT INC	3/11/2015	6.375%	1,040	1,097	1,108
WASTE MANAGEMENT INC	9/1/2016	2.600%	11,954	12,091	12,338
TOTAL CAPITAL GOODS				84,852	85,135
COMMUNICATIONS
BSKYB FINANCE UK PLC	10/15/2015	5.625%	11,960	12,773	12,916

Ameriprise Certificate Company SCHEDULE I Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

DEUTSCHE TELEKOM INTERNATIONAL	4/11/2016	3.125%	10,000	10,125	10,415
ORANGE SA	9/14/2016	2.750%	7,500	7,480	7,788
QWEST CORP	6/15/2015	7.625%	510	511	552
ROGERS COMMUNICATIONS INC	3/1/2014	6.375%	8,800	8,849	8,884
SCRIPPS NETWORKS INTERACTIVE I	12/15/2016	2.700%	2,016	2,101	2,096
TCM SUB LLC	1/15/2015	3.550%	32,561	32,799	33,481
TELEFONICA EMISIONES SAU	4/27/2015	3.729%	4,500	4,498	4,649
VODAFONE GROUP PLC	1/30/2015	5.375%	24,065	24,685	25,250
TOTAL COMMUNICATIONS				103,821	106,031
CONSUMER CYCLICAL
BEST BUY CO INC	3/15/2016	3.750%	10,000	9,895	10,375
YUM! BRANDS INC.	4/15/2016	6.250%	15,700	17,300	17,411
TOTAL CONSUMER CYCLICAL				27,195	27,786
CONSUMER NON-CYCLICAL
AMERISOURCEBERGEN CORP	9/15/2015	5.875%	16,934	18,107	18,363
BACARDI LTD	4/1/2014	7.450%	23,350	23,724	23,740
CARDINAL HEALTH INC	6/15/2015	4.000%	3,660	3,768	3,830
CLOROX COMPANY	1/15/2015	5.000%	2,900	3,024	3,031
CONAGRA FOODS INC	9/10/2015	1.350%	5,000	5,010	5,035
CONAGRA FOODS INC	1/25/2018	1.900%	9,375	9,428	9,203
DIAGEO CAPITAL PLC	1/15/2014	7.375%	13,503	13,531	13,536
DIAGEO CAPITAL PLC	5/11/2017	1.500%	13,235	13,195	13,206
DIAGEO FINANCE	10/28/2015	5.300%	1,875	2,034	2,030
EXPRESS SCRIPTS HOLDING CO	5/15/2016	3.125%	5,000	5,035	5,219
EXPRESS SCRIPTS HOLDING CO	11/21/2014	2.750%	11,400	11,582	11,620
GENERAL MILLS INC	5/16/2014	1.550%	10,000	10,000	10,041
GENERAL MILLS INC	10/15/2014	6.190%	20,000	20,851	20,842
HEINEKEN NV	10/1/2015	0.800%	13,800	13,788	13,804
KELLOGG COMPANY	5/30/2016	4.450%	7,450	8,024	8,037
KELLOGG COMPANY	11/17/2016	1.875%	5,000	5,117	5,086
KROGER CO -THE-	10/1/2015	3.900%	4,000	4,125	4,210
MARS INC	10/11/2017	2.190%	35,000	35,000	34,614
MCKESSON CORP	2/15/2014	6.500%	1,055	1,060	1,062
SABMILLER HOLDINGS INC	1/15/2015	1.850%	16,195	16,370	16,389
ESSILOR INTERNATIONAL -COMPAGN	3/15/2017	2.650%	7,500	7,500	7,676
ESSILOR INTERNATIONAL -COMPAGN	5/4/2017	1.840%	11,000	11,000	10,953
TOTAL CONSUMER NON-CYCLICAL				241,273	241,527
ELECTRIC
APPALACHIAN POWER CO	2/1/2015	4.950%	14,065	14,545	14,661
APPALACHIAN POWER CO	5/24/2015	3.400%	15,000	15,086	15,477

Ameriprise Certificate Company SCHEDULE I Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

ARIZONA PUBLIC SERVICE CO	5/15/2015	4.650%	647	680	680
ARIZONA PUBLIC SERVICE CO	6/30/2014	5.800%	1,250	1,271	1,281
ARIZONA PUBLIC SERVICE CO	8/1/2016	6.250%	1,505	1,696	1,689
CONSOLIDATED NATURAL GAS COMPANY	3/1/2014	5.000%	9,475	9,525	9,544
CONSUMERS ENERGY COMPANY	10/15/2015	2.600%	10,000	10,114	10,243
DTE ENERGY COMPANY	6/1/2016	6.350%	1,260	1,384	1,409
DTE ENERGY COMPANY	5/15/2014	7.625%	8,100	8,281	8,305
DOMINION RESOURCES INC/VA	7/15/2015	5.150%	3,426	3,644	3,645
DUKE ENERGY CORP	4/1/2015	3.350%	7,000	7,092	7,214
METROPOLITAN EDISON CO	4/1/2014	4.875%	2,992	3,016	3,022
NEVADA PWR CO	3/15/2016	5.950%	11,000	11,995	12,153
NEXTERA ENERGY CAPITAL HOLDING	6/1/2014	1.611%	1,950	1,957	1,959
NEXTERA ENERGY CAPITAL HOLDING	6/1/2015	1.200%	11,025	11,080	11,081
OHIO PWR CO	1/15/2014	4.850%	6,780	6,788	6,788
ONCOR ELECTRIC DELIVERY CO LLC	1/15/2015	6.375%	5,210	5,438	5,497
PG&E CORP	4/1/2014	5.750%	1,630	1,650	1,650
TRANSALTA CORP	1/15/2015	4.750%	8,600	8,793	8,910
VIRGINIA ELECTRIC AND POWER CO	1/15/2016	5.400%	1,500	1,641	1,631
TOTAL ELECTRIC				125,676	126,839
ENERGY
ANADARKO PETROLEUM CORP	9/15/2016	5.950%	5,000	5,248	5,570
CHESAPEAKE ENERGY CORP	8/15/2017	6.500%	210	209	237
CONVENIENCE RETAILERS LLC	11/22/2016	2.750%	10,500	10,500	10,768
DEVON ENERGY CORPORATION	5/15/2017	1.875%	5,000	5,065	5,036
ENCANA HLDGS FIN CORP	5/1/2014	5.800%	1,109	1,123	1,128
MARATHON OIL CORP	11/1/2015	0.900%	27,625	27,664	27,648
NOBLE HOLDING INTERNATIONAL LT	3/1/2016	3.050%	19,151	19,619	19,720
WOODSIDE FIN LTD	11/10/2014	4.500%	26,288	26,600	27,074
XTO ENERGY INC.	2/1/2014	4.900%	1,000	1,000	1,003
TOTAL ENERGY				97,028	98,184
FINANCE COMPANIES
GENERAL ELECTRIC CAP CORP	10/17/2016	3.350%	25,000	26,185	26,559
GENERAL ELECTRIC CAP CORP	7/2/2015	1.625%	7,000	7,041	7,111
GENERAL ELECTRIC CAP CORP	1/8/2016	1.000%	4,000	3,991	4,010
TOTAL FINANCE COMPANIES				37,217	37,680
INSURANCE
WELLPOINT INC	1/15/2016	5.250%	3,370	3,564	3,644
WELLPOINT INC	9/10/2015	1.250%	14,375	14,426	14,475
TOTAL INSURANCE				17,990	18,119
NATURAL GAS

Ameriprise Certificate Company SCHEDULE I Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

COLORADO INTERSTATE GAS CO LLC	3/15/2015	5.950%	1,977	2,062	2,088
COLORADO INTERSTATE GAS CO LLC	11/15/2015	6.800%	35,318	38,085	39,108
ENTERPRISE PRODUCTS OPERATING	10/15/2014	5.600%	4,893	5,035	5,084
KERN RIVER FDG CORP	4/30/2018	4.893%	12,394	13,505	13,264
KINDER MORGAN ENERGY PARTNERS	2/15/2015	5.625%	17,605	18,316	18,510
MIDCONTINENT EXPRESS PIPELINE	9/15/2014	5.450%	11,100	11,329	11,334
NISOURCE FINANCE CORP	7/15/2014	5.400%	10,000	10,101	10,247
NORTHWEST PIPELINE LLC	6/15/2016	7.000%	4,280	4,697	4,870
PLAINS ALL AMERICAN PIPELINE L	9/15/2015	3.950%	7,000	7,246	7,361
SOUTHERN STAR CENTRAL GAS PIPE	6/1/2016	6.000%	9,450	10,188	10,343
TRANSCONTINENTAL GAS PIPE LINE	4/15/2016	6.400%	649	703	725
TOTAL NATURAL GAS				121,267	122,934
TECHNOLOGY
HEWLETT-PACKARD CO	9/15/2016	3.000%	30,000	30,611	31,207
SUNGARD DATA SYSTEMS INC	1/15/2014	4.875%	370	370	370
SAP IRELAND US FINANCIAL SERV	10/14/2017	2.950%	3,000	3,101	3,071
SAP IRELAND US FINANCIAL SERV	11/15/2017	2.130%	10,000	10,000	9,923
TOTAL TECHNOLOGY				44,082	44,571
TRANSPORTATION
CSX CORPORATION	4/1/2015	6.250%	1,099	1,159	1,175
UNION PACIFIC CORPORATION	2/1/2016	7.000%	12,500	13,928	13,965
TOTAL TRANSPORTATION				15,087	15,140
TOTAL - CORPORATE DEBT SECURITIES				935,794	944,387
STRUCTURED SECURITIES
MERRILL LYNCH ELLIOTT & PAIGE	2/23/2010	2.209%	11,000	—	—	c, d
TOTAL STRUCTURED SECURITIES				—	—
TOTAL - FIXED MATURITIES				3,987,510	3,978,248
COMMON STOCKS
AUTO MANUFACTURING/VEHICLE PARTS
MARK IV INDUSTRIES INC		—%	10	115	362	d
TOTAL AUTO MANUFACTURING/VEHICLE PARTS				115	362
BUILDING PRODCUTS
CONTECH ENGINEERED SOLUTIONS		—%	13	296	441	d
TOTAL BUILDING PRODUCTS				296	441
CHEMICALS
LYONDELLBASELL INDUSTRIES NV		—%	16	82	1,300
TOTAL CHEMICALS				82	1,300
FINANCE - OTHER
NPF XII INC -ABS		—%	10,000	—	—	d
TOTAL FINANCE - OTHER				—	—
GAMING

Ameriprise Certificate Company SCHEDULE I Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

HERBST GAMING INC		—%	9	87	100	d
TROPICANA ENTERTAINMENT		—%	4	—	73	d
TOTAL GAMING				87	173
MEDIA
CUMULUS MED INC.		—%	22	69	174	d
DEX ONE CORP		—%	1	—	5	d
TRIBUNE CO		—%	13	577	992	d
MGM HOLDINGS II INC		—%	37	714	2,505	c, d
MEDIANEWS GRP INC		—%	3	41	56	d
TOTAL MEDIA				1,401	3,732
METALS/MINING
ALERIS INTERNATIONAL INC		—%	5	184	217
TOTAL METALS/MINING				184	217
TELECOMMUNICATIONS
HAWAIIAN TELCOM HOLDCO INC		—%	3	50	98	c, d
TOTAL TELECOMMUNICATIONS				50	98
TOTAL - COMMON STOCKS				2,215	6,323
SYNDICATED LOANS
BASIC INDUSTRY
HUNTSMAN INTERNATIONAL LLC	4/19/2017	2.705%	1,180	1,176	1,176
CELANESE US HOLDINGS LLC	10/31/2016	2.249%	714	713	713
HUNTSMAN INTERNATIONAL LLC	4/19/2017	3.208%	437	434	434
TOTAL BASIC INDUSTRY				2,323	2,323
BROKERAGE
NUVEEN INVESTMENTS INC	5/13/2017	4.164%	868	859	859
TOTAL BROKERAGE				859	859
CAPITAL GOODS
BERRY PLASTICS CORP	4/3/2015	2.164%	2,239	2,203	2,203
TOTAL CAPITAL GOODS				2,203	2,203
COMMUNICATIONS
MEDIACOM LLC	1/31/2015	1.630%	1,222	1,213	1,213
CENGAGE LEARNING INC	7/3/2014	—%	236	235	235	d
YELL FINANCE BV	7/31/2014	—%	1,288	1,284	1,284	d
SUPERMEDIA INC	12/30/2016	11.600%	225	138	138
DEX ONE CORP	12/31/2016	9.750%	318	167	167
NIELSEN FINANCE LLC	5/1/2016	2.918%	1,400	1,396	1,396
LODGENET INTERACTIVE CORPORATION	3/28/2018	6.750%	312	251	251
CHARTER COMMUN HLDGS LLC	12/31/2020	3.000%	319	319	319
TOTAL COMMUNICATIONS				5,003	5,003
CONSUMER CYCLICAL
SABRE INC	2/19/2019	5.250%	281	281	281

Ameriprise Certificate Company SCHEDULE I Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

LAS VEGAS SANDS LLC	12/11/2020	3.250%	560	546	546
TOTAL CONSUMER CYCLICAL				827	827
CONSUMER NON-CYCLICAL
ARAMARK CORPORATION	7/26/2016	3.664%	49	49	49
ARAMARK CORPORATION	7/26/2016	3.718%	409	409	409
CATALENT PHARMA SOLUTIONS INC	9/15/2016	3.664%	682	675	675
ARAMARK CORPORATION	7/26/2016	3.664%	27	27	27
ARAMARK CORPORATION	7/26/2016	3.748%	338	335	335
HCA-THE HEALTHCARE CO	5/1/2018	2.914%	1,184	1,182	1,182
BIOMET INC	7/25/2017	3.687%	282	282	282
TOTAL CONSUMER NON-CYCLICAL				2,959	2,959
ELECTRIC
ENERGY FUTURE HOLDINGS CORP	10/10/2014	3.730%	1,868	1,854	1,854
TOTAL ELECTRIC				1,854	1,854
TECHNOLOGY
FREESCALE SEMICONDUCTOR INC	3/1/2020	5.000%	1,491	1,462	1,462
TOTAL TECHNOLOGY				1,462	1,462
TOTAL - SYNDICATED LOANS BEFORE ALLOWANCE FOR LOAN LOSSES				17,490	17,490
ALLOWANCE FOR LOAN LOSSES				(2,120)	(2,120)
TOTAL - SYNDICATED LOANS, NET				15,370	15,370

TOTAL INVESTMENTS IN CASH EQUIVALENTS, FIXED MATURITIES, COMMON STOCK AND SYNDICATED LOANS				$4,076,693	$4,071,539

NOTES
(a) Cash equivalents are carried at amortized cost which approximates fair value. Fixed maturities and common stock are carried at fair value. In the absence of quoted market prices, fair values are obtained from third party pricing services, non-binding broker quotes or other model-based valuation techniques. Syndicated loans are carried at amortized cost, less allowance for loan losses. See notes to the financial statements regarding security valuation.
(b) For Federal income tax purposes, the cost of investments is $4.1 billion.
(c) Securities written down due to other-than-temporary impairment related to credit losses.
(d) Non-Income producing securities.

Ameriprise Certificate Company
SCHEDULE III

Mortgage Loans on Real Estate and Interest Earned on Mortgages (in thousands)
Year Ended December 31, 2013

Part 1 - Mortgage loans on real estate at end of period
Part 2 - Interest earned on mortgages

							Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period (e)	Average gross rate of interest on mortgages held at end of period (f)
Loan No.	Description (a)	Property Location		Number of loans	Prior liens (b)	Carrying amount of mortgages (c)	Total	Subject to delinquent interest (d)

Other - liens on:
Apartment and business:
Under $100
	121047298	Rock Hill	SC	1	$—	$36	$36	$—	$—	$—	7.250%
	121047295	Concord	NC	1	—	50	50	—	—	—	7.000%
	121047289	Newport News	VA	1	—	79	79	—	—	—	6.900%
Over $500:
	121047195	Pharr	TX	1	—	1,632	1,632	—	—	—	3.530%
	121047196	Pharr	TX	1	—	3,652	3,652	—	—	—	3.530%
	121047197	Alamo	TX	1	—	837	837	—	—	—	3.530%
	121047210	West Haven	CT	1	—	5,099	5,099	—	—	—	4.250%
	121047215	Urbandale	IA	1	—	1,369	1,369	—	—	—	3.750%
	121047216	Urbandale	IA	1	—	1,078	1,078	—	—	—	3.750%
	121047230	Houston	TX	1	—	1,543	1,543	—	—	—	5.110%
	121047262	Fargo	ND	1	—	7,515	7,515	—	—	—	5.440%
	121047329	Omaha	NE	1	—	903	903	—	—	—	6.750%
	121047342	Tucson	AZ	1	—	2,120	2,120	—	—	—	5.250%
	121047343	Durham	NC	1	—	1,814	1,814	—	—	—	4.000%
	121047354	San Diego	CA	1	—	4,562	4,562	—	—	—	3.270%
	121047356	Wood Dale	IL	1	—	1,899	1,899	—	—	—	4.030%
	121047357	Wauconda	IL	1	—	1,377	1,377	—	—	—	4.030%
	121047364	Kansas City	KS	1	—	1,214	1,214	—	—	—	3.110%
	121087187	Mebane	NC	1	—	2,974	2,974	—	—	—	5.690%
	121087245	Southport	CT	1	—	3,020	3,020	—	—	—	5.750%
	121087268	Sebring	FL	1	—	7,144	7,144	—	—	—	6.000%
	121087290	Doraville	GA	1	—	1,692	1,692	—	—	—	5.770%
	121087313	Orchard Park	NY	1	—	2,893	2,893	—	—	—	5.460%
	121087320	Kirkland	WA	1	—	2,872	2,872	—	—	—	3.560%
	121087327	Marietta	GA	1	—	2,050	2,050	—	—	—	3.410%
	121087337	Issaquah	WA	1	—	6,124	6,124	—	—	—	5.330%
	121087344	Norcross	GA	1	—	1,699	1,699	—	—	—	5.000%
	121087345	Henderson	NV	1	—	6,002	6,002	—	—	—	4.500%
	121087346	Independence	MO	1	—	1,497	1,497	—	—	—	4.380%
	121087347	Lawrenceville	GA	1	—	1,346	1,346	—	—	—	4.650%
	121087349	Carlsbad	CA	1	—	2,058	2,058	—	—	—	3.600%
	121087350	Norwalk	CA	1	—	4,257	4,257	—	—	—	4.670%
	121087351	Gardena	CA	1	—	1,609	1,609	—	—	—	4.450%

Ameriprise Certificate Company
SCHEDULE III

Mortgage Loans on Real Estate and Interest Earned on Mortgages (in thousands)
Year Ended December 31, 2013

Part 1 - Mortgage loans on real estate at end of period
Part 2 - Interest earned on mortgages

							Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period (e)	Average gross rate of interest on mortgages held at end of period (f)
Loan No.	Description (a)	Property Location		Number of loans	Prior liens (b)	Carrying amount of mortgages (c)	Total	Subject to delinquent interest (d)

	121087352	Bedford	NH	1	—	2,321	2,321	—	—	—	4.860%
	121087353	Beaverton	OR	1	—	797	797	—	—	—	4.450%
	121087355	Oregon City	OR	1	—	1,806	1,806	—	—	—	3.460%
	121087358	Philadelphia	PA	1	—	2,467	2,467	—	—	—	3.590%
	121087359	Apex	NC	1	—	1,028	1,028	—	—	—	3.520%
	121087360	Sun City Center	FL	1	—	4,406	4,406	—	—	—	4.350%
	121087361	Oswego	OR	1	—	4,341	4,341	—	—	—	3.480%
	121087362	Atlanta	GA	1	—	2,383	2,383	—	—	—	3.580%
	121087365	Fairfax	VA	1	—	2,043	2,043	—	—	—	3.610%
	121087366	Murray	UT	1	—	1,280	1,280	—	—	—	3.310%
	121087367	Port Richey	FL	1	—	3,736	3,736	—	—	—	3.590%
	121087368	Norwich	NY	1	—	2,789	2,789	—	—	—	3.170%
	121087369	Ackworth	GA	1	—	1,708	1,708	—	—	—	3.290%
	121087370	La Jolla	CA	1	—	1,403	1,403	—	—	—	3.260%
	121087371	Bulverde	TX	1	—	1,688	1,688	—	—	—	3.000%
Total Other				48	—	118,212	118,212	—	—	—	4.395%
Unallocated Reserve for Losses						2,341
Total First Mortgage Loans on Real Estate				48	$—	$115,871	$118,212	$—	$—	$—	4.395%

Ameriprise Certificate Company SCHEDULE III Mortgage Loans on Real Estate and Interest Earned on Mortgages (in thousands) Year Ended December 31, 2013 Part 3 - Location of mortgaged properties

					Amount of principal unpaid at end of period		Amount of mortgages being foreclosed
State in which mortgaged property is located		Number of loans	Prior liens (b)	Carrying amount of mortgages (c)	Total	Subject to delinquent interest (d)

Arizona	AZ	1	$—	$2,120	$2,120	$—	$—
California	CA	5	—	13,890	13,890	—	—
Connecticut	CT	2	—	8,119	8,119	—	—
Florida	FL	3	—	15,286	15,286	—	—
Georgia	GA	6	—	10,878	10,878	—	—
Iowa	IA	2	—	2,447	2,447	—	—
Illinois	IL	2	—	3,276	3,276	—	—
Kansas	KS	1	—	1,214	1,214	—	—
Montana	MO	1	—	1,497	1,497	—	—
North Carolina	NC	4	—	5,865	5,865	—	—
North Dakota	ND	1	—	7,515	7,515	—	—
Nebraska	NE	1	—	903	903	—	—
New Hampshire	NH	1	—	2,321	2,321	—	—
Nevada	NV	1	—	6,002	6,002	—	—
New York	NY	2	—	5,682	5,682	—	—
Oregon	OR	3	—	6,944	6,944	—	—
Pennsylvania	PA	1	—	2,467	2,467	—	—
South Carolina	SC	1	—	36	36	—	—
Texas	TX	5	—	9,352	9,352	—	—
Utah	UT	1	—	1,280	1,280	—	—
Virginia	VA	2	—	2,122	2,122	—	—
Washington	WA	2	—	8,996	8,996	—	—
TOTAL		48	—	118,212	118,212	—	—
Unallocated Reserve for Losses				2,341
Total		48	$—	$115,871	$118,212	$—	$—
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
(f) Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense.  In lieu thereof, the average gross interest rates (exclusive of amortization of discounts and premiums) on mortgage loans held at December 31, 2013 are shown by type and class of loan.

Ameriprise Certificate Company
SCHEDULE III

Mortgage Loans on Real Estate and Interest Earned on Mortgages (in thousands)
Year Ended December 31, 2012

Part 1 - Mortgage loans on real estate at end of period
Part 2 - Interest earned on mortgages

							Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period (e)	Average gross rate of interest on mortgages held at end of period (f)
Loan No.	Description (a)	Property Location		Number of loans	Prior liens (b)	Carrying amount of mortgages (c)	Total	Subject to delinquent interest (d)

Other - liens on:
Apartment and business:
$100 to $150
	121047157	Tampa	FL	1	$—	$100	$100	$—	$—	$—	7.650%
	121047256	Rapid City	SD	1	—	107	107	—	—	—	6.750%
	121047298	Rock Hill	SC	1	—	139	139	—	—	—	7.250%
$150 to $200
	121047295	Concord	NC	1	—	192	192	—	—	—	7.000%
$200 to $250
	121047294	Hope Mills	NC	1	—	246	246	—	—	—	7.000%
$350 to $400
	121047289	Newport News	VA	1	—	384	384	—	—	—	6.900%
$400 to $450
	121047318	Silverdale	WA	1	—	422	422	—	—	—	4.410%
$450 to $500
	121047255	Forest Lake	MN	1	—	490	490	—	—	—	6.830%
Over $500:
	121047195	Pharr	TX	1	—	1,155	1,155	—	—	—	5.680%
	121047196	Pharr	TX	1	—	2,584	2,584	—	—	—	5.680%
	121047197	Alamo	TX	1	—	592	592	—	—	—	5.680%
	121047210	West Haven	CT	1	—	5,279	5,279	—	—	—	4.250%
	121047215	Urbandale	IA	1	—	1,589	1,589	—	—	—	3.750%
	121047216	Urbandale	IA	1	—	1,251	1,251	—	—	—	3.750%
	121047230	Houston	TX	1	—	1,600	1,600	—	—	—	5.110%
	121047262	Fargo	ND	1	—	7,923	7,923	—	—	—	5.440%
	121047268	Sebring	FL	1	—	7,303	7,303	—	—	—	6.000%
	121047281	Shaker Heights	OH	1	—	1,727	1,727	—	—	—	2.270%
	121047329	Omaha	NE	1	—	934	934	—	—	—	6.750%
	121047342	Tucson	AZ	1	—	2,306	2,306	—	—	—	5.250%
	121047343	Durham	NC	1	—	1,918	1,918	—	—	—	5.000%
	121047354	San Diego	CA	1	—	5,244	5,244	—	—	—	3.270%
	121047356	Wood Dale	IL	1	—	1,949	1,949	—	—	—	4.030%
	121047357	Wauconda	IL	1	—	1,413	1,413	—	—	—	4.030%
	121047364	Kansas City	KS	1	—	1,247	1,247	—	—	—	3.110%
	121087167	Ruskin	FL	1	—	3,348	3,348	—	—	—	5.650%
	121087168	Riverview	FL	1	—	1,759	1,759	—	—	—	5.650%

Ameriprise Certificate Company
SCHEDULE III

Mortgage Loans on Real Estate and Interest Earned on Mortgages (in thousands)
Year Ended December 31, 2012

Part 1 - Mortgage loans on real estate at end of period
Part 2 - Interest earned on mortgages

							Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period (e)	Average gross rate of interest on mortgages held at end of period (f)
Loan No.	Description (a)	Property Location		Number of loans	Prior liens (b)	Carrying amount of mortgages (c)	Total	Subject to delinquent interest (d)

	121087187	Mebane	NC	1	—	3,072	3,072	—	—	—	5.690%
	121087245	Southport	CT	1	—	3,108	3,108	—	—	—	5.750%
	121087290	Doraville	GA	1	—	1,840	1,840	—	—	—	5.770%
	121087313	Orchard Park	NY	1	—	3,059	3,059	—	—	—	5.460%
	121087320	Kirkland	WA	1	—	2,950	2,950	—	—	—	3.560%
	121087327	Marietta	GA	1	—	2,100	2,100	—	—	—	3.410%
	121087337	Issaquah	WA	1	—	6,478	6,478	—	—	—	5.330%
	121087344	Norcross	GA	1	—	1,755	1,755	—	—	—	5.000%
	121087345	Henderson	NV	1	—	6,321	6,321	—	—	—	4.500%
	121087346	Independence	MO	1	—	1,536	1,536	—	—	—	4.380%
	121087347	Lawrenceville	GA	1	—	1,492	1,492	—	—	—	4.650%
	121087349	Carlsbad	CA	1	—	2,116	2,116	—	—	—	3.600%
	121087350	Norwalk	CA	1	—	4,361	4,361	—	—	—	4.670%
	121087351	Gardena	CA	1	—	1,782	1,782	—	—	—	4.450%
	121087352	Bedford	NH	1	—	2,376	2,376	—	—	—	4.860%
	121087353	Beaverton	OR	1	—	884	884	—	—	—	4.450%
	121087355	Oregon City	OR	1	—	2,024	2,024	—	—	—	3.460%
	121087358	Philadelphia	PA	1	—	2,535	2,535	—	—	—	3.590%
	121087359	Apex	NC	1	—	1,132	1,132	—	—	—	3.520%
	121087360	Sun City Center	FL	1	—	4,514	4,514	—	—	—	4.350%
	121087361	Oswego	OR	1	—	4,763	4,763	—	—	—	3.480%
	121087362	Atlanta	GA	1	—	2,471	2,471	—	—	—	3.580%
	121087363	Springfield	OR	1	—	1,159	1,159	—	—	—	3.930%
	121087365	Fairfax	VA	1	—	2,096	2,096	—	—	—	3.610%
	121087366	Murray	UT	1	—	1,400	1,400	—	—	—	3.310%
	121087368	Norwich	NY	1	—	3,300	3,300	—	—	—	3.170%
Total Other				53	—	123,825	123,825	—	—	—	4.612%
Unallocated Reserve for Losses						2,576
Total First Mortgage Loans on Real Estate				53	$—	$121,249	$123,825	$—	$—	$—	4.612%

Ameriprise Certificate Company SCHEDULE III Mortgage Loans on Real Estate and Interest Earned on Mortgages (in thousands) Year Ended December 31, 2012 Part 3 - Location of mortgaged properties

					Amount of principal unpaid at end of period		Amount of mortgages being foreclosed
State in which mortgaged property is located		Number of loans	Prior liens (b)	Carrying amount of mortgages (c)	Total	Subject to delinquent interest (d)

Arizona	AZ	1	$—	$2,306	$2,306	$—	$—
California	CA	4	—	13,503	13,503	—	—
Connecticut	CT	2	—	8,387	8,387	—	—
Florida	FL	5	—	17,024	17,024	—	—
Georgia	GA	5	—	9,659	9,659	—	—
Iowa	IA	2	—	2,840	2,840	—	—
Illinois	IL	2	—	3,361	3,361	—	—
Kansas	KS	1	—	1,247	1,247	—	—
Minnesota	MN	1	—	490	490	—	—
Montana	MO	1	—	1,536	1,536	—	—
North Carolina	NC	5	—	6,560	6,560	—	—
North Dakota	ND	1	—	7,924	7,924	—	—
Nebraska	NE	1	—	934	934	—	—
New Hampshire	NH	1	—	2,376	2,376	—	—
Nevada	NV	1	—	6,321	6,321	—	—
New York	NY	2	—	6,359	6,359	—	—
Ohio	OH	1	—	1,727	1,727	—	—
Oregon	OR	4	—	8,829	8,829	—	—
Pennsylvania	PA	1	—	2,535	2,535	—	—
South Carolina	SC	1	—	139	139	—	—
South Dakota	SD	1	—	107	107	—	—
Texas	TX	4	—	5,930	5,930	—	—
Utah	UT	1	—	1,400	1,400	—	—
Virginia	VA	2	—	2,480	2,480	—	—
Washington	WA	3	—	9,851	9,851	—	—
TOTAL		53	—	123,825	123,825	—	—
Unallocated Reserve for Losses				2,576
Total		53	$—	$121,249	$123,825	$—	$—
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

Ameriprise Certificate Company
SCHEDULE III

Mortgage Loans on Real Estate and Interest Earned on Mortgages (in thousands)
Year Ended December 31, 2013

The average gross interest rates on mortgage loans held at December 31, 2013, 2012 and 2011 are summarized as follows:

	2013	2012	2011
Combined average	4.395%	4.612%	5.292%

(g)  Following is a reconciliation of the carrying amount of mortgage loans for the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
Balance at beginning of period	$121,249	$116,081	$107,065

Deductions during period:
Collections of principal	14,884	21,522	21,684
Purchases and fundings	(11,233)	(26,690)	(30,700)
Transfers	1,727	—	—
Total deductions	5,378	(5,168)	(9,016)
Balance at end of period	$115,871	$121,249	$116,081

(h)  The aggregate cost of mortgage loans for federal income tax purposes at December 31, 2013 was $118,212.
(i)  At December 31, 2013, an unallocated reserve for loss on first mortgage loans of $2,341 is recorded.

Ameriprise Certificate Company
SCHEDULE IV

Real Estate Owned and Rental Income (in thousands)

	Year Ended December 31, 2013
Classification of property	Initial cost to company	Cost of improvements, etc.	Amount at which carried at close of period	Total rental income applicable to period	Expended for interest, taxes, repairs and expenses	Net income applicable to period
	(in thousands)
Apartments and business
Shaker (OH)	$1,727	$—	$1,727	$26	$12	$14
Total	$1,727	$—	$1,727	$26	$12	$14

Rent from properties sold during the period
Plaza 6000 (CO)				$184	$199	$(15)
Total				$184	$199	$(15)

	Year Ended December 31, 2012
Classification of property	Initial cost to company	Cost of improvements, etc.	Amount at which carried at close of period	Total rental income applicable to period	Expended for interest, taxes, repairs and expenses	Net income applicable to period
	(in thousands)
Apartments and business
Plaza 6000 (CO)	$2,087	$341	$1,927	$558	$651	$(93)
Total	$2,087	$341	$1,927	$558	$651	$(93)

Reconciliation of real estate owned for the years ended December 31, 2013 and 2012:

Balance at January 1, 2012	$1,749
Additions during period:
Improvements, etc	178
Balance at December 31, 2012	1,927
Additions during period:
Foreclosure	1,727
Deductions during period:
Cost of real estate sold	(1,927)
Balance at December 31, 2013	$1,727

Ameriprise Certificate Company
SCHEDULE V

Qualified Assets on Deposits (in thousands)
December 31, 2013

	Investment Securities
Name of Depositary	Bonds and Notes (a)	Stocks (b)	Mortgage Loans (c)	Other (d)	Total

Deposits with states or their depositories to meet requirements of statutes and agreements:
Illinois - Secretary of State of Illinois	$50	$—	$—	$—	$50
New Jersey - Commissioner of Banking and Insurance of New Jersey	53	—	—	—	53
Pennsylvania - Treasurer of the State of Pennsylvania	160	—	—	—	160
Texas - Treasurer of the State of Texas	115	—	—	—	115
Total State Deposits to meet requirements of statutes and agreements	378	—	—	—	378
Total Central Depository - Ameriprise Trust Company	4,058,728	6,323	115,871	15,370	4,196,292
Total Deposits	$4,059,106	$6,323	$115,871	$15,370	$4,196,670
Notes:
(a)  Represents amortized cost of bonds and notes.
(b)  Represents fair value of common stocks.
(c)  Represents unpaid principal balance of mortgage loans less unamortized discounts and reserve for losses.
(d)  Represents cost of warrants and syndicated loans.

Ameriprise Certificate Company SCHEDULE VI Certificate Reserves (in thousands) Part 1 - Summary of Changes

Description			Year Ended December 31, 2013
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
Installment certificates:
Reserves to mature:
I-76, " " "	3.35	1	$25	$20	$—	$—	$—	$—	$—	$(21)	—	$—	$(1)
Reserve Plus Flex Payment		1	6	3	—	—	—	—	(3)	—	—	—	—
IC-Q-IN		3	48	11	—	2	—	(5)	(7)	—	1	36	1
IC-I		4	59	38	—	6	—	—	—	—	4	59	44
IC-I-EMP		1	6	10	—	1	—	—	—	—	1	6	11
Inst I95		3,437	—	25,691	—	6,002	80	(2,917)	(8,195)	—	2,585	—	20,661
Inst-E		21	—	208	—	144	1	—	(79)	—	20	—	274
RP-Q-Installment		3	22	8	—	—	—	—	—	—	3	22	8
RP-Q-Flexible Payment		1	12	11	—	—	—	—	—	—	1	12	11
RP-Q-Ins		2	12	2	—	—	—	—	—	—	2	12	2
Inst-R		321	64,605	2,165	—	640	8	(355)	(743)	—	294	53,297	1,715
Inst-R-E		3	42	20	—	5	—	—	—	—	3	42	25
Total		3,798	64,837	28,187	—	6,800	89	(3,277)	(9,027)	(21)	2,914	53,486	22,751
Additional credits and accrued interest thereon: 2030,31
" I-76, " " "	3.5	—	—	3	—	—	—	—	—	(3)	—	—	—
" Inst I95		—	—	—	80	—	—	—	—	(80)	—	—	—
" Inst-E		—	—	—	1	—	—	—	—	(1)	—	—	—
" Inst-R		—	—	—	8	—	—	—	—	(8)	—	—	—
Total		—	—	3	89	—	—	—	—	(92)	—	—	—
Res for accrued 3rd year 2113 - Installment Prod only.		—	—	238	192	(227)	—	—	—	—	—	—	203
Total		—	—	238	192	(227)	—	—	—	—	—	—	203
Total Installment Certificates		3,798	64,837	28,428	281	6,573	89	(3,277)	(9,027)	(113)	2,914	53,486	22,954
Single Pay - Non Qualified Certificates
Single-Payment certificates:
IC-2-84 - 115, 116,117,118,119	3.5	2	4	4	—	—	—	—	—	—	2	4	4
IC-2-85 - 120,121,122,123.124,125,126,127,128,129,130	3.5	2	20	22	—	—	—	(8)	—	—	1	14	14
IC-2-87 - 132	3.5	1	4	5	—	—	—	(5)	—	—	—	—	—
IC-Flexible Savings (Variable Term) - 165		74,728	1,219,154	1,296,929	—	527,751	12,474	(2,241)	(460,354)	—	68,313	1,304,487	1,374,559
IC-Flexible Savings Emp (VT) - 166		77	805	1,086	—	28	7	(8)	(289)	—	68	647	824
IC-Preferred Investors - 250		2	558	576	—	—	1	—	(577)	—	—	—	—
Cash Reserve Variable PMT-3mo. - 662		24,974	765,998	769,080	—	1,278,298	4,131	(610)	(899,357)	—	34,039	1,147,873	1,151,542
IC-Future Value - 155		1	3	3	—	—	—	—	(3)	—	—	—	—
IC-Stock Market - 180		26,770	204,200	226,658	—	30,551	4,214	(4,558)	(55,028)	—	23,221	183,110	201,837
IC-MSC - 181		14,229	249,543	276,398	—	27,733	4,632	—	(48,177)	—	12,986	234,180	260,586
Total		140,786	2,440,289	2,570,761	—	1,864,361	25,459	(7,430)	(1,463,785)	—	138,630	2,870,315	2,989,366

Ameriprise Certificate Company SCHEDULE VI Certificate Reserves (in thousands) Part 1 - Summary of Changes

Description	Year Ended December 31, 2013
	Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
Additional credits and accrued interest thereon:
IC-2-84	3.5	—	—	2	—	—	—	—	—	—	—	—	2
IC-Flexible Savings		—	—	541	12,963	—	—	—	(537)	(12,483)	—	—	484
IC-Preferred Investors		—	—	1	2	—	—	—	(1)	(1)	—	—	1
IC-FS-EMP		—	—	1	9	—	—	—	(2)	(7)	—	—	1
Cash Reserve Variable Payment-3mo.		—	—	159	4,618	—	—	—	(479)	(4,136)	—	—	162
IC-Future Value		—	—	8	(5)	—	—	—	(3)	—	—	—	—
IC-Stk Mkt, 2004/16/31-4000/16		—	—	36	47	—	—	—	(5)	(52)	—	—	26
IC-MSC		—	—	17	49	—	—	—	(1)	(53)	—	—	12
Total		—	—	765	17,683	—	—	—	(1,028)	(16,732)	—	—	688
Accrued for additional credits to be allowed at next anniversaries:
SP 75		—	—	(1)	—	—	—	—	—	—	—	—	(1)
IC-Stock		—	—	3,114	4,069	—	—	—	(103)	(4,167)	—	—	2,913
IC-Market Strategy Certificate - Part Int 2019/2102/4061		—	—	3,363	4,727	—	—	—	(148)	(4,581)	—	—	3,361
Total		—	—	6,476	8,796	—	—	—	(251)	(8,748)	—	—	6,273
Total Single Pay - Non Qualified Certificates		140,786	2,440,289	2,578,002	26,479	1,864,361	25,459	(7,430)	(1,465,064)	(25,480)	138,630	2,870,315	2,996,327
R-Series Single Pay - Qualified Certificates
R-77 - 910	3.5	3	12	17	—	—	1	—	—	—	3	12	18
R-78 - 911	3.5	7	43	55	—	—	2	—	—	—	7	43	57
R-79 - 912	3.5	6	44	55	—	—	2	—	(4)	—	5	41	53
R-80 - 913	3.5	5	26	29	—	—	1	—	—	—	5	26	30
R-81 - 914	3.5	5	34	36	—	—	1	—	(5)	—	4	29	32
R-82A - 915	3.5	19	82	76	—	—	3	—	(14)	—	16	68	65
RP-Q - 916		62	87	256	—	—	1	—	(18)	—	58	81	239
R-II - 920	3.5	16	116	85	—	—	3	—	(10)	—	13	103	78
RP-Flexible Savings - 971		30,392	582,586	610,371	—	156,255	5,593	(177)	(190,051)	—	27,488	557,194	581,991
Cash Reserve RP-3 mo. - 972		3,985	98,032	98,596	—	264,801	606	(1)	(159,402)	—	7,076	202,819	204,600
RP-Flexible Savings Emp - 973		34	381	497	—	8	4	(13)	(60)	—	25	340	436
RP-Stock Market - 960		7,477	81,582	88,327	—	10,661	1,688	(370)	(22,109)	—	6,787	72,493	78,197
Market Strategy Cert - 961		2,974	72,388	77,899	—	8,725	1,326	—	(14,975)	—	2,758	67,736	72,975
D-1 - 990-993		23	2,198	2,647	—	69	19	(636)	(446)	—	16	1,428	1,653
Total		45,008	837,611	878,946	—	440,519	9,250	(1,197)	(387,094)	—	44,261	902,413	940,424
Additional Interest on R-Series Single Payment Reserves:
R-77	3.5	—	—	2	1	—	—	—	—	(1)	—	—	2
R-78	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
R-79	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
R-80	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-81	3.5	—	—	1	1	—	—	—	—	(1)	—	—	1
R-82A	3.5	—	—	2	3	—	—	—	—	(3)	—	—	2
RP-Q		—	—	—	1	—	—	—	—	(1)	—	—	—
R-II	3.5	—	—	2	3	—	—	—	—	(3)	—	—	2
RP-Flexible Savings		—	—	249	5,666	—	—	—	(128)	(5,593)	—	—	194
Cash Reserve RP-3 mo.		—	—	20	696	—	—	—	(82)	(606)	—	—	28

Ameriprise Certificate Company SCHEDULE VI Certificate Reserves (in thousands) Part 1 - Summary of Changes

Description	Year Ended December 31, 2013
	Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
RP-Flexible Savings Emp		—	—	—	4	—	—	—	—	(4)	—	—	—
RP-Stock Market		—	—	14	18	—	—	—	(1)	(22)	—	—	9
Market Strategy Cert		—	—	9	18	—	—	—	—	(19)	—	—	8
D-1 - 400		12	48	—	24	—	—	—	(5)	(19)	11	32	—
Total		12	48	303	6,440	—	—	—	(216)	(6,277)	11	32	250
Accrued for additional credits to be allowed at next anniversaries
RP-Stock Market		—	—	1,226	1,561	—	—	—	(9)	(1,666)	—	—	1,112
Market Strategy Cert		—	—	956	1,313	—	—	—	(37)	(1,307)	—	—	925
Total		—	—	2,182	2,874	—	—	—	(46)	(2,973)	—	—	2,037
Total R-Series Single Pay - Qualified Certificates		45,020	837,659	881,431	9,314	440,519	9,250	(1,197)	(387,356)	(9,250)	44,272	902,445	942,711
Fully Paid Up Certificates
Paid-up certificates: 2060, 62, 63
" I-76 - 640	3.5	—	—	62	2	—	24	(22)	(25)	—	—	—	41
Total		—	—	62	2	—	24	(22)	(25)	—	—	—	41
Additional credits and accrued interest thereon:
" I-76	3.5	14	64	5	—	—	—	(1)	—	—	11	42	4
Total		14	64	5	—	—	—	(1)	—	—	11	42	4
Total Fully Paid-up Certificates		14	64	67	2	—	24	(23)	(25)	—	11	42	45
Optional Settlement Certificates
Other series and conversions from Single Payment Certificates	2.5-3-3-3.5	—	—	26,187	797	—	38	(1,871)	(1,463)	—	—	—	23,688
Series R-II & RP-2-84 - 88 - Prod 921	3.5	—	—	46	1	—	—	—	(13)	—	—	—	34
Reserve Plus Single-Payment (Prod 150)		—	—	28	—	—	—	(22)	—	—	—	—	6
Reserve Plus Flex-Pay & IC-Q-Inst (Prod 650, 651, 652)		—	—	5	—	—	—	—	(5)	—	—	—	—
Series R-Installment (Prod 980, 981,982)		—	—	19	—	—	—	—	(1)	—	—	—	18
Add'l credits and accrued int. thereon	2.5 - 3	—	—	1,656	48	—	3	(167)	(111)	(40)	—	—	1,389
Accrued for additional credits to be allowed at next anniversaries		—	—	—	2	—	—	—	—	(2)	—	—	—
Total Optional Settlement		—	—	27,941	848	—	41	(2,060)	(1,593)	(42)	—	—	25,135
Due to unlocated cert holders		—	—	94	—	—	131	—	—	(22)	—	—	203
Total Certificate Reserves		189,618	$3,342,849	$3,515,963	$36,924	$2,311,453	$34,994	$(13,987)	$(1,863,065)	$(34,907)	185,827	$3,826,288	$3,987,375

Ameriprise Certificate Company
SCHEDULE VI

Certificate Reserves (in thousands)

Part 2 - Descriptions of Additions to Reserves Charged to
Other Accounts and Deductions from Reserves Credited to other Accounts

Year Ended December 31, 2013

Additional credits on installment certificates and accrued interest thereon:
Other additions represent:
Transfers from maturities to extended maturities, additional credits/interest and advance payments	$90
Other deductions represent:
Transfers to reserves on a quarterly basis for Reserve Plus Flexible-Payment, IC-Q-Installment and R-Flexible-Payment	$90
Transfers from accruals for additional credits to be allowed at next anniversaries	21
Conversions to paid-up certificates-credited to paid-up reserves	3
$114
Paid-up certificates:
Other additions represent:
Conversions from installment certificate reserves (less surrender charges)	$24

Optional settlement certificates:
Other additions represent:
Transfers from installment certificate reserves (less surrender charges), optional settlement privileges	$39
Transfers from accruals for additional credits to be allowed at next anniversaries	2
$41
Other deductions represent:
Transfers to reserve for additional credits and accrued interest thereon	$2
Transfers to optional settlement reserves	40
$42
Single-Payment certificates:
Other additions represent:
Flexible Savings	$12,474
Flexible Savings-Emp	7
Preferred Investors	1
Cash Reserve-3mo	4,131
Stock Market	4,214
Market Strategy	4,632
RP-Q	1
Cash Reserve-RP-3mo	606
Flexible Savings-RP	5,593
Flexible Savings-RP-Emp	4
Stock Market-RP	1,688
Market Strategy-RP	1,326
Transfers from accruals at anniversaries maintained in a separate reserve account	31
$34,708

Ameriprise Certificate Company
SCHEDULE VI

Certificate Reserves (in thousands)

Part 2 - Descriptions of Additions to Reserves Charged to
Other Accounts and Deductions from Reserves Credited to other Accounts

Year Ended December 31, 2013

Other deductions represent:
Transfers to optional settlement reserves:
Single-Payment	$10,135
Transfers to reserves for additional credits and accrued interest thereon	(31)
Flexible Savings	12,493
Flexible Savings-Emp	7
Preferred Investors	1
Investors	1
Cash Reserve-3mo	4,140
Stock Market	5
Market Strategy Cert	52
AEBI Stock Market	53
RP-Q	1
Cash Reserve-RP-3mo	606
Flexible Savings-RP	5,593
Flexible Savings-RP-Emp	4
Stock Market-RP	1,688
Transfers to Federal tax withholding	(19)
$34,729
Due to unlocated certificate holders:
Other additions represent:
Amounts equivalent to payments due certificates holders who could not be located	$131
Other deductions represent:
Payments to certificate holders credited to cash	$22

Ameriprise Certificate Company SCHEDULE VI Certificate Reserves (in thousands) Part 3 - Information Regarding Installment Certificates Year Ended December 31, 2013

	NUMBER OF ACCOUNTS W/ CERTIFICATE HOLDERS		AMOUNT OF MATURITY VALUE		AMOUNT OF RESERVES		DEDUCTION FROM RESERVES CASH SURRENDERS PRIOR TO MATURITY SURRENDER	OTHER
MO’s PAID	2012	2013	2012	2013	2012	2013	2013	2013
1-12	226	149	$21,598	$17,420	$880	$739	$118	$—
13-24	248	185	8,024	9,722	890	697	60	—
25-36	235	204	29,033	3,704	1,253	870	161	—
37-48	593	187	3,150	17,561	4,983	1,008	234	—
49-60	490	526	1,054	2,923	3,696	5,450	459	—
61-72	340	422	559	699	2,676	3,684	347	—
73-84	283	255	222	529	2,476	1,954	802	—
85-96	418	242	1,050	204	3,602	1,947	296	—
97-108	517	337	22	626	4,027	2,908	603	—
109-120	433	400	—	16	3,644	3,471	609	—
121-132	—	—	—	—	—	—	926	—
133-144	3	—	—	—	1	—	—	—
157-168	1	—	—	—	1	—	—	—
241-252	1	—	6	—	6	—	—	—
253-264	1	—	36	—	—	—	—	—
265-276	2	1	12	36	2	1	2	—
277-288	—	2	—	12	—	2	—	—
301-312	1	—	6	—	6	—	—	—
313-324	2	—	37	—	32	—	—	21
325-336	2	1	16	12	4	11	—	—
337-348	—	2	—	16	—	4	—	—
349-360	2	—	12	—	8	—	—	—
361-372	—	1	—	6	—	5	—	—
TOTAL - ALL SERIES	3,798	2,914	$64,837	$53,486	$28,187	$22,751	$4,617	$21

Ameriprise Certificate Company SCHEDULE VI Certificate Reserves (in thousands) Part 1 - Summary of Changes

Description	Year Ended December 31, 2012
	Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
Installment certificates:
Reserves to mature:
I-76, ” ” ”	3.35	3	$55	$50	$1	$—	$—	$(31)	$—	$—	1	$25	$20
Reserve Plus Flex Payment		1	6	3	—	—	—	—	—	—	1	6	3
IC-Q-IN		8	96	47	—	2	—	(12)	(26)	—	3	48	11
IC-I		11	147	92	—	7	—	(12)	(49)	—	4	59	38
IC-I-EMP		4	90	41	—	1	—	—	(32)	—	1	6	10
Inst I95		4,203	—	30,129	1	6,918	93	(1,942)	(9,508)	—	3,437	—	25,691
Inst-E		24	—	139	—	129	—	—	(60)	—	21	—	208
RP-Q-Installment		3	22	8	—	—	—	—	—	—	3	22	8
RP-Q-Flexible Payment		1	12	11	—	—	—	—	—	—	1	12	11
RP-Q-Ins		2	12	2	—	—	—	—	—	—	2	12	2
Inst-R		305	52,918	2,044	—	994	8	(30)	(851)	—	321	64,605	2,165
Inst-R-E		5	648	23	—	7	—	—	(10)	—	3	42	20
Total		4,570	54,006	32,589	2	8,058	101	(2,027)	(10,536)	—	3,798	64,837	28,187
Additional credits and accrued interest thereon: 2030,31
” I-76, ” ” ”	3.5	—	—	5	—	—	—	(2)	—	—	—	—	3
” Inst I95		—	—	5	88	—	—	—	—	(93)	—	—	—
” Inst-R		—	—	—	8	—	—	—	—	(8)	—	—	—
Total		—	—	10	96	—	—	(2)	—	(101)	—	—	3
Res for accrued 3rd year 2113 - Installment Prod only.		—	—	289	226	(277)	—	—	—	—	—	—	238
Total		—	—	289	226	(277)	—	—	—	—	—	—	238
Total installment certificates		4,570	54,006	32,888	324	7,781	101	(2,029)	(10,536)	(101)	3,798	64,837	28,428
Single Pay - Non Qualified Certificates
Single-Payment certificates:
IC-2-84 - 115,116,117,118,119	3.5	2	4	4	—	—	—	—	—	—	2	4	4
IC-2-85 - 120,121,122,123,124,125,126,127,128,129,130	3.5	2	20	22	—	—	—	—	—	—	2	20	22
IC-2-87 - 132	3.5	1	4	5	—	—	—	—	—	—	1	4	5
IC-Flexible Savings (Variable Term) - 165		82,028	1,160,441	1,247,196	—	427,738	12,597	(1,297)	(389,305)	—	74,728	1,219,154	1,296,929
IC-Flexible Savings Emp (VT) - 166		111	1,063	1,456	—	7	11	(224)	(164)	—	77	805	1,086
IC-Preferred Investors - 250		2	558	574	—	—	2	—	—	—	2	558	576
Cash Reserve Variable PMT-3mo. - 662		12,201	65,211	67,998	—	865,575	1,132	(635)	(164,990)	—	24,974	765,998	769,080
IC-Future Value - 155		1	3	3	—	—	—	—	—	—	1	3	3
IC-Stock Market - 180		32,110	233,991	262,252	—	32,154	3,872	(6,544)	(65,076)	—	26,770	204,200	226,658
IC-MSC - 181		15,508	258,705	287,470	—	32,652	3,742	—	(47,466)	—	14,229	249,543	276,398
Total		141,966	1,720,000	1,866,980	—	1,358,126	21,356	(8,700)	(667,001)	—	140,786	2,440,289	2,570,761
Additional credits and accrued interest thereon:
IC-2-84	3.5	—	—	2	—	—	—	—	—	—	—	—	2
IC-Flexible Savings		—	—	548	13,232	—	—	—	(630)	(12,609)	—	—	541
IC-Preferred Investors		—	—	—	4	—	—	—	(1)	(2)	—	—	1

Ameriprise Certificate Company SCHEDULE VI Certificate Reserves (in thousands) Part 1 - Summary of Changes

Description	Year Ended December 31, 2012
	Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
IC-FS-EMP		—	—	1	14	—	—	—	(3)	(11)	—	—	1
Cash Reserve Variable Payment-3 mo.		—	—	13	1,290	—	—	—	(10)	(1,134)	—	—	159
IC-Future Value		—	—	7	1	—	—	—	—	—	—	—	8
IC-Stk Mkt, 2004/16/31-4000/16		—	—	49	72	—	—	—	(6)	(79)	—	—	36
IC-MSC		—	—	18	57	—	—	—	(1)	(57)	—	—	17
Total		—	—	638	14,670	—	—	—	(651)	(13,892)	—	—	765
Accrued for additional credits to be allowed at next anniversaries:
SP 75		—	—	(1)	—	—	—	—	—	—	—	—	(1)
IC-Stock		—	—	1,207	5,788	—	—	—	(83)	(3,798)	—	—	3,114
IC-Market Strategy Certificate - Part Int 2019/2102/4061		—	—	1,331	5,838	—	—	—	(118)	(3,688)	—	—	3,363
Total		—	—	2,537	11,626	—	—	—	(201)	(7,486)	—	—	6,476
Total Single Payment - Non Qualified Certificates		141,966	1,720,000	1,870,155	26,296	1,358,126	21,356	(8,700)	(667,853)	(21,378)	140,786	2,440,289	2,578,002
R-Series Single Pay - Qualified Certificates:
R-77 - 910	3.5	4	14	20	—	—	1	—	(4)	—	3	12	17
R-78 - 911	3.5	8	48	60	—	—	2	—	(7)	—	7	43	55
R-79 - 912	3.5	8	46	56	—	—	2	—	(3)	—	6	44	55
R-80 - 913	3.5	8	44	49	—	—	2	—	(22)	—	5	26	29
R-81 - 914	3.5	6	36	36	—	—	1	—	(1)	—	5	34	36
R-82A - 915	3.5	20	85	77	—	—	3	—	(4)	—	19	82	76
RP-Q - 916		67	94	274	—	—	1	—	(19)	—	62	87	256
R-II - 920	3.5	18	121	86	—	—	3	—	(4)	—	16	116	85
RP-Flexible Savings - 971		33,623	610,539	642,620	—	159,276	6,468	(59)	(197,934)	—	30,392	582,586	610,371
Cash Reserve RP-3mo. - 972		1,797	9,518	10,159	—	112,573	166	(98)	(24,204)	—	3,985	98,032	98,596
RP-Flexible Savings Emp - 973		42	449	608	—	—	6	—	(117)	—	34	381	497
RP-Stock Market - 960		8,342	91,469	99,361	—	13,194	1,510	(421)	(25,317)	—	7,477	81,582	88,327
Market Strategy Cert - 961		3,214	78,756	85,034	—	9,267	1,112	—	(17,514)	—	2,974	72,388	77,899
D-1 - 990-993		27	2,464	3,055	—	174	25	—	(607)	—	23	2,198	2,647
Total		47,184	793,683	841,495	—	294,484	9,302	(578)	(265,757)	—	45,008	837,611	878,946
Additional Interest on R-Series Single Payment Reserves:
R-77	3.5	—	—	2	1	—	—	—	—	(1)	—	—	2
R-78	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
R-79	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
R-80	3.5	—	—	1	1	—	—	—	—	(2)	—	—	—
R-81	3.5	—	—	1	1	—	—	—	—	(1)	—	—	1
R-82A	3.5	—	—	2	3	—	—	—	—	(3)	—	—	2
RP-Q		—	—	—	1	—	—	—	—	(1)	—	—	—
R-II	3.5	—	—	2	3	—	—	—	—	(3)	—	—	2
RP-Flexible Savings		—	—	277	6,618	—	—	—	(178)	(6,468)	—	—	249
Cash Reserve RP-3 mo. Plus		—	—	3	184	—	—	—	(1)	(166)	—	—	20
RP-Flexible Savings Emp		—	—	—	6	—	—	—	—	(6)	—	—	—
RP-Stock Market		—	—	17	25	—	—	—	(1)	(27)	—	—	14
Market Strategy Cert		—	—	10	19	—	—	—	—	(20)	—	—	9
D-1 - 400		13	48	(1)	32	—	—	—	(6)	(25)	12	48	—

Ameriprise Certificate Company SCHEDULE VI Certificate Reserves (in thousands) Part 1 - Summary of Changes

Description	Year Ended December 31, 2012
	Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
Total		13	48	318	6,898	—	—	—	(186)	(6,727)	12	48	303
Accrued for additional credits to be allowed at next anniversaries:
RP-Stock Market		—	—	431	2,284	—	—	—	(6)	(1,483)	—	—	1,226
Market Strategy Cert		—	—	394	1,687	—	—	—	(33)	(1,092)	—	—	956
Total		—	—	825	3,971	—	—	—	(39)	(2,575)	—	—	2,182
Total Single Payment - Qualified		47,197	793,731	842,638	10,869	294,484	9,302	(578)	(265,982)	(9,302)	45,020	837,659	881,431
Fully Paid Up Certificates
Paid up certificates: 2060, 62, 63
" I-76 - 640	3.5	—	—	229	4	—	—	(170)	(1)	—	—	—	62
Total		—	—	229	4	—	—	(170)	(1)	—	—	—	62
Additional credits and accrued interest thereon:
" I-76	3.5	40	234	17	—	—	—	(12)	—	—	14	64	5
Total		40	234	17	—	—	—	(12)	—	—	14	64	5
Total Fully Paid-up Certificates		40	234	246	4	—	—	(182)	(1)	—	14	64	67
Optional Settlement Certificates
Other series and conversions from Single Payment certificates	2.5-3-3-3.5	—	—	29,660	893	—	57	(2,258)	(2,165)	—	—	—	26,187
Series R-II & RP-2-84-88 - Prod 921	3.5	—	—	47	2	—	—	(3)	—	—	—	—	46
Reserve Plus Single- Payment (Prod 150)		—	—	50	—	—	—	(11)	(11)	—	—	—	28
Reserve Plus Flex-Pay & IC-Q-Inst (Prod 650, 651, 652)		—	—	11	—	—	—	—	(6)	—	—	—	5
Series R-Installment (Prod 980, 981, 982)		—	—	19	—	—	—	—	—	—	—	—	19
Add'l credits and accrued int. thereon	2.5-3	—	—	2,084	59	—	3	(178)	(254)	(58)	—	—	1,656
Accrued for additional credits to be allowed at next anniversaries		—	—	—	3	—	—	—	—	(3)	—	—	—
Total Optional Settlement		—	—	31,871	957	—	60	(2,450)	(2,436)	(61)	—	—	27,941
Due to unlocated certificate holders		—	—	139	—	—	40	—	—	(85)	—	—	94
Total Certificate Reserves		193,773	$2,567,971	$2,777,937	$38,450	$1,660,391	$30,859	$(13,939)	$(946,808)	$(30,927)	189,618	$3,342,849	$3,515,963

Ameriprise Certificate Company
SCHEDULE VI

Certificate Reserves (in thousands)

Part 2 - Descriptions of Additions to Reserves Charged to
Other Accounts and Deductions from Reserves Credited to other Accounts

Year Ended December 31, 2012

Additional credits on installment certificates and accrued interest thereon:
Other additions represent:
Transfers from maturities to extended maturities, additional credits/interest and advance payments	$102
Other deductions represent:
Transfers to reserves on a quarterly basis for Reserve Plus Flexible- Payment, IC-Q-Installment and R-Flexible-Payment	$102
Optional settlement certificates:
Other additions represent:
Transfers from installment certificate reserves (less surrender charges), single-payment and Series D certificate reserves upon election of optional settlement privileges	$57
Transfers from accruals for additional credits to be allowed at next anniversaries	3
$60
Other deductions represent:
Transfers to reserve for additional credits and accrued interest thereon	$3
Transfers to optional settlement reserves	58
$61
Single-Payment certificates:
Other additions represent:
Flexible Savings	$12,596
Flexible Savings-Emp	11
Preferred Investors	2
Cash Reserve-3mo	1,132
Stock Market	3,872
Market Strategy	3,742
RP-Q	1
Cash Reserve-RP-3mo	166
Flexible Savings-RP	6,468
Flexible Savings-RP-Emp	6
Stock Market-RP	1,510
Market Strategy-RP	1,112
Transfers from accruals at anniversaries maintained in a separate reserve account	38
$30,656
Single-Payment certificates continued:
Other deductions represent:
Transfers to optional settlement reserves:
Single-Payment	$8,672
Transfers to reserves for additional credits and accrued interest thereon	(38)
Flexible Savings	12,621
Flexible Savings-Emp	11
Preferred Investors	2
Investors	2
Cash Reserve-3mo	1,136
Stock Market	5
Market Strategy Cert	79
AEBI Stock Market	57

Ameriprise Certificate Company
SCHEDULE VI

Certificate Reserves (in thousands)

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to other Accounts

Year Ended December 31, 2012

RP-Q	1
Cash Reserve-RP-3mo	166
Flexible Savings-RP	6,468
Flexible Savings-RP-Emp	6
Stock Market-RP	1,510
Transfers to Federal tax withholding	(19)
$30,679
Due to unlocated certificate holders:
Other additions represent:
Amounts equivalent to payments due certificates holders who could not be located	$41
Other deductions represent:
Payments to certificate holders credited to cash	$85

Ameriprise Certificate Company SCHEDULE VI Certificate Reserves (in thousands) Part 3 - Information Regarding Installment Certificates Year Ended December 31, 2012

	NUMBER OF ACCOUNTS W/ CERTIFICATE HOLDERS		AMOUNT OF MATURITY VALUE		AMOUNT OF RESERVES		DEDUCTION FROM RESERVES CASH SURRENDERS PRIOR TO MATURITY SURRENDER	OTHER
MO’s PAID	2011	2012	2011	2012	2011	2012	2012	2012
1-12	323	226	$10,677	$21,598	$1,900	$880	$929	$—
13-24	274	248	29,178	8,024	1,124	890	172	—
25-36	676	235	3,305	29,033	4,120	1,253	110	—
37-48	534	593	1,314	3,150	3,465	4,983	313	—
49-60	387	490	704	1,054	2,659	3,696	189	—
61-72	376	340	489	559	3,445	2,676	262	—
73-84	499	283	1,655	222	4,198	2,476	1,146	—
85-96	628	418	324	1,050	4,608	3,602	556	—
97-108	512	517	5,984	22	4,312	4,027	754	—
109-120	328	433	—	—	2,551	3,644	321	—
121-132	3	—	—	—	—	—	571	—
133-144	—	3	—	—	—	1	—	—
145-156	1	—	—	—	1	—	—	—
157-168	—	1	—	—	—	1	—	—
169-180	1	—	—	—	1	—	—	—
181-192	2	—	72	—	23	—	—	—
193-204	3	—	28	—	24	—	—	—
205-216	4	—	66	—	35	—	15	—
217-228	1	—	6	—	1	—	26	—
229-240	4	—	42	—	21	—	1	—
241-252	1	1	36	6	1	6	16	—
253-264	2	1	12	36	2	—	2	—
265-276	—	2	—	12	—	2	—	—
277-288	2	—	12	—	20	—	—	—
289-300	1	—	6	—	5	—	8	—
301-312	1	1	12	6	11	6	—	—
313-324	3	2	41	37	24	32	—	—
325-336	—	2	—	16	—	4	—	—
337-348	2	—	12	—	8	—	—	—
349-360	2	2	31	12	30	8	—	—
TOTAL - ALL SERIES	4,570	3,798	$54,006	$64,837	$32,589	$28,187	$5,391	$—

Ameriprise Certificate Company SCHEDULE VI Certificate Reserves (in thousands) Part 1 - Summary of Changes

Description	Year Ended December 31, 2011
	Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
Installment certificates:
Reserves to mature:
Series 15, includes extended maturities
22A, ” ” ”	3.09 Inst/3.10 Ext.	1	$19	$19	$—	$—	$—	$—	$—	$(19)	—	$—	$—
I-76, ” ” ”	3.35	17	477	459	8	4	—	(329)	(49)	(43)	3	55	50
Reserve Plus Flex Payment		1	6	3	—	—	—	—	—	—	1	6	3
IC-Q-Ins		15	142	79	—	5	—	(30)	(7)	—	8	96	47
IC-I		15	216	113	—	8	—	—	(29)	—	11	147	92
IC-I-Emp		4	90	39	—	2	—	—	—	—	4	90	41
Inst		4,994	—	31,816	—	10,182	95	(1,715)	(10,249)	—	4,203	—	30,129
Inst-E		30	—	171	—	63	—	—	(95)	—	24	—	139
RP-Q-Installment		4	28	12	—	—	—	—	(4)	—	3	22	8
RP-Q-Flexible Payment		1	12	11	—	—	—	—	—	—	1	12	11
RP-Q-Ins		2	12	2	—	—	—	—	—	—	2	12	2
Inst-R & RP I95		290	52,414	1,967	—	769	7	—	(699)	—	305	52,918	2,044
Inst-R-E		5	648	17	—	7	—	—	(1)	—	5	648	23
Total		5,379	54,064	34,708	8	11,040	102	(2,074)	(11,133)	(62)	4,570	54,006	32,589
Payments made in advance of certificate year requirements and accrued interest thereon:
22A, ” ” ”	3	—	—	2	—	—	—	—	—	(2)	—	—	—
I-76, ” ” ”	3.5	—	—	79	1	—	—	(77)	—	(3)	—	—	—
Total		—	—	81	1	—	—	(77)	—	(5)	—	—	—
Additional credits and accrued interest thereon:
” 22A, ” ” ”	3	—	—	4	—	—	—	—	—	(4)	—	—	—
” I-76, ” ” ”	3.5	—	—	78	1	—	2	(60)	(6)	(10)	—	—	5
” Inst		—	—	4	96	—	—	—	—	(95)	—	—	5
” Inst-R		—	—	—	7	—	—	—	—	(7)	—	—	—
Total		—	—	86	104	—	2	(60)	(6)	(116)	—	—	10
Res for accrued 3rd year 2113 - Installment Prod only.		—	—	372	265	(348)	—	—	—	—	—	—	289
Accrued for add'l credits to be allowed at next anni (2102)		—	—	1	1	—	—	—	—	(2)	—	—	—
Total		—	—	373	266	(348)	—	—	—	(2)	—	—	289
Total installment certificates		5,379	54,064	35,248	379	10,692	104	(2,211)	(11,139)	(185)	4,570	54,006	32,888
Fully paid certificates:
Single-Payment certificates:
IC-2-84 - 115,116,117,118,119	3.5	2	—	4	—	—	—	—	—	—	2	4	4
IC-2-85 - 120,121,122,123,124,125,126,127,128,129,130	3.5	2	10	22	—	—	—	—	—	—	2	20	22
IC-2-87 - 132	3.5	1	2	5	—	—	—	—	—	—	1	4	5
Reserve Plus Single Payment - 150		1	—	1	—	—	—	—	(1)	—	—	—	—
IC-Flexible Savings (Variable Term) - 165		94,928	1,309,802	1,423,777	—	374,974	14,139	(2,015)	(563,679)	—	82,028	1,160,441	1,247,196
IC-Flexible Savings Emp (VT) - 166		128	1,376	1,998	—	38	18	(335)	(263)	—	111	1,063	1,456
IC-Preferred Investors - 250		3	1,877	1,891	—	1,135	9	—	(2,461)	—	2	558	574

Ameriprise Certificate Company SCHEDULE VI Certificate Reserves (in thousands) Part 1 - Summary of Changes

Description	Year Ended December 31, 2011
	Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
Cash Reserve Variable PMT-3mo. - 662		14,236	74,485	78,504	—	31,105	214	(1,234)	(40,591)	—	12,201	65,211	67,998
IC-Future Value - 155		1	3	3	—	—	—	—	—	—	1	3	3
IC-Stock Market - 180		37,696	255,521	290,373	—	48,676	6,106	(7,573)	(75,330)	—	32,110	233,991	262,252
IC-MSC - 181		17,238	272,617	302,753	—	36,152	5,466	—	(56,901)	—	15,508	258,705	287,470
Total		164,236	1,915,693	2,099,331	—	492,080	25,952	(11,157)	(739,226)	—	141,966	1,720,000	1,866,980
Additional credits and accrued interest thereon:
IC-2-84	3.5	—	—	2	—	—	—	—	—	—	—	—	2
IC-Flexible Savings		—	—	721	14,795	—	—	—	(816)	(14,152)	—	—	548
IC-Preferred Investors		—	—	1	14	—	—	—	(6)	(9)	—	—	—
IC-FS-EMP		—	—	1	22	—	—	—	(4)	(18)	—	—	1
Cash Reserve Variable Payment-3 mo.		—	—	103	247	(121)	—	—	(2)	(214)	—	—	13
IC-Future Value		—	—	6	1	—	—	—	—	—	—	—	7
IC-Stk Mkt, 2004/16/31-4000/16		—	—	74	84	—	—	—	(9)	(100)	—	—	49
IC-MSC		—	—	20	61	—	—	—	(1)	(62)	—	—	18
Total		—	—	928	15,224	(121)	—	—	(838)	(14,555)	—	—	638
Accrued for additional credits to be allowed at next anniversaries:
SP 75		—	—	(1)	—	—	—	—	—	—	—	—	(1)
IC-EISC		—	—	6,436	906	—	—	—	(122)	(6,013)	—	—	1,207
IC-AEBI Stock Market		—	—	5,904	1,032	—	—	—	(196)	(5,409)	—	—	1,331
Total		—	—	12,339	1,938	—	—	—	(318)	(11,422)	—	—	2,537
Total Single Payment - Non Qualified		164,236	1,915,693	2,112,598	17,162	491,959	25,952	(11,157)	(740,382)	(25,977)	141,966	1,720,000	1,870,155
R Series Single-Payment certificates:
R-77 - 910	3.5	6	22	29	—	—	1	—	(10)	—	4	14	20
R-78 - 911	3.5	14	86	106	—	—	9	—	(55)	—	8	48	60
R-79 - 912	3.5	14	83	97	—	—	7	—	(48)	—	8	46	56
R-80 - 913	3.5	13	95	103	—	—	12	—	(66)	—	8	44	49
R-81 - 914	3.5	7	44	43	—	—	1	—	(8)	—	6	36	36
R-82A - 915	3.5	20	87	75	—	—	3	—	(1)	—	20	85	77
RP-Q - 916		73	106	308	—	—	1	—	(35)	—	67	94	274
R-II - 920	3.5	26	174	118	—	—	8	—	(40)	—	18	121	86
RP-Flexible Savings - 971		38,769	710,726	758,797	—	195,021	7,720	(249)	(318,669)	—	33,623	610,539	642,620
Cash Reserve RP-3mo. - 972		2,068	11,273	12,072	—	1,638	35	(22)	(3,564)	—	1,797	9,518	10,159
RP-Flexible Savings Emp - 973		53	531	730	—	5	10	(6)	(131)	—	42	449	608
RP-Stock Market - 960		9,231	99,682	108,551	—	20,025	2,338	(455)	(31,098)	—	8,342	91,469	99,361
Market Strategy Cert - 961		3,452	85,733	92,582	—	9,892	1,679	—	(19,119)	—	3,214	78,756	85,034
D-1 - 990-993		36	2,844	3,594	—	—	30	(71)	(498)	—	27	2,464	3,055
Total		53,782	911,486	977,205	—	226,581	11,854	(803)	(373,342)	—	47,184	793,683	841,495
Additional Interest on R-Series Single Payment Reserves:
R-77	3.5	—	—	1	2	—	—	—	—	(1)	—	—	2
R-78	3.5	—	—	3	9	—	—	—	(1)	(9)	—	—	2
R-79	3.5	—	—	3	6	—	—	—	—	(7)	—	—	2
R-80	3.5	—	—	3	11	—	—	—	(1)	(12)	—	—	1
R-81	3.5	—	—	1	1	—	—	—	—	(1)	—	—	1
R-82A	3.5	—	—	2	3	—	—	—	—	(3)	—	—	2
RP-Q		—	—	—	1	—	—	—	—	(1)	—	—	—
R-II	3.5	—	—	3	7	—	—	—	—	(8)	—	—	2
RP-Flexible Savings		—	—	379	7,856	—	—	—	(238)	(7,720)	—	—	277

Ameriprise Certificate Company SCHEDULE VI Certificate Reserves (in thousands) Part 1 - Summary of Changes

Description	Year Ended December 31, 2011
	Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
Cash Reserve RP-3 mo. Plus		—	—	14	41	(17)	—	—	—	(35)	—	—	3
RP-Flexible Savings Emp		—	—	—	10	—	—	—	—	(10)	—	—	—
RP-Stock Market		—	—	24	29	—	—	—	(2)	(34)	—	—	17
Market Strategy Cert		—	—	11	21	—	—	—	—	(22)	—	—	10
D-1 - 400		14	49	—	37	—	—	—	(8)	(30)	13	48	(1)
Total		14	49	444	8,034	(17)	—	—	(250)	(7,893)	13	48	318
Accrued for additional credits to be allowed at next anniversaries:
RP-Stock Market		—	—	2,417	329	—	—	—	(11)	(2,304)	—	—	431
Market Strategy Cert		—	—	1,804	295	—	—	—	(49)	(1,656)	—	—	394
Total		—	—	4,221	624	—	—	—	(60)	(3,960)	—	—	825
Total Single Payment - Qualified		53,796	911,535	981,870	8,658	226,564	11,854	(803)	(373,652)	(11,853)	47,197	793,731	842,638
Paid up certificates:
" 15A and 22A	3.5	—	—	17	—	—	—	(15)	(2)	—	—	—	—
" I-76 - 640	3.5	—	—	400	11	—	—	(148)	(34)	—	—	—	229
Total		—	—	417	11	—	—	(163)	(36)	—	—	—	229
Additional credits and accrued interest thereon:
" 15A and 22A	3	3	17	—	—	—	—	—	—	—	—	—	—
" I-76	3.5	89	418	36	1	—	—	(16)	(4)	—	40	234	17
Total		92	435	36	1	—	—	(16)	(4)	—	40	234	17
Total paid-up		92	435	453	12	—	—	(179)	(40)	—	40	234	246
Other series and conversions from Single Payment certificates	2.5-3-3-3.5	—	—	33,788	999	—	183	(1,930)	(3,380)	—	—	—	29,660
Series R-II & RP-2-84 thru 88 - Prod 921	3.5	—	—	43	4	—	—	—	—	—	—	—	47
Reserve Plus Single- Payment (Prod 150)		—	—	68	—	—	—	—	(18)	—	—	—	50
Reserve Plus Flex-Pay & IC-Q-Inst (Prod 650, 651, 652)		—	—	11	—	—	—	—	—	—	—	—	11
Series R-Installment (Prod 980, 981, 982)		—	—	22	—	—	—	(3)	—	—	—	—	19
Add'l credits and accrued int. thereon	2.5-3	—	—	2,416	70	—	3	(101)	(203)	(101)	—	—	2,084
Accrued for additional credits to be allowed at next anniversaries		—	—	2	1	—	—	—	—	(3)	—	—	—
Total optional settlement		—	—	36,350	1,074	—	186	(2,034)	(3,601)	(104)	—	—	31,871
Due to unlocated certificate holders		—	—	148	—	—	34	—	—	(43)	—	—	139
Total Certificate Reserves		223,503	$2,881,727	$3,166,667	$27,285	$729,215	$38,130	$(16,384)	$(1,128,814)	$(38,162)	193,773	$2,567,971	$2,777,937

Ameriprise Certificate Company
SCHEDULE VI

Certificate Reserves (in thousands)

Part 2 - Descriptions of Additions to Reserves Charged to
Other Accounts and Deductions from Reserves Credited to other Accounts

Year Ended December 31, 2011

Additional credits on installment certificates and accrued interest thereon:
Other additions represent:
Transfers from accruals for additional credits to be allowed at next anniversaries	$2
Transfers from maturities to extended maturities, additional credits/interest and advance payments	103
$105
Other deductions represent:
Transfers to reserves on a quarterly basis for Reserve Plus Flexible- Payment, IC-Q-Installment and R-Flexible-Payment	$103
Conversions to optional settlement certificates-credited to optional settlement reserves	77
Conversions to paid-up certificates-credited to paid-up reserves	5
$185
Accrual for additional credits to be allowed on installment certificates at next anniversaries:
Other deductions represent:
Transfers to reserves for additional credits on installment certificates	$2
Optional settlement certificates:
Other additions represent:
Transfers from installment certificate reserves (less surrender charges), single-payment and Series D certificate reserves upon election of optional settlement privileges	$181
Transfers from accruals for additional credits to be allowed at next anniversaries	3
$184
Other deductions represent:
Transfers to reserve for additional credits and accrued interest thereon	$3
Transfers to optional settlement reserves	101
$104
Single-Payment certificates:
Other additions represent:
Flexible Savings	$14,139
Flexible Savings-Emp	18
Preferred Investors	9
Cash Reserve-3mo	214
Stock Market	6,106
Market Strategy	5,466
RP-Q	1
Cash Reserve-RP-3mo	35
Flexible Savings-RP	7,720
Flexible Savings-RP-Emp	10
Stock Market-RP	2,338
Market Strategy-RP	1,679
Transfers from accruals at anniversaries maintained in a separate reserve account	72
$37,807
Single-Payment certificates continued:
Other deductions represent:
Transfers to optional settlement reserves:
Single-Payment	$13,234
Transfers to reserves for additional credits and accrued interest thereon	(72)

Ameriprise Certificate Company
SCHEDULE VI

Certificate Reserves (in thousands)

Part 2 - Descriptions of Additions to Reserves Charged to
Other Accounts and Deductions from Reserves Credited to other Accounts

Year Ended December 31, 2011

Flexible Savings	14,164
Flexible Savings-Emp	18
Preferred Investors	9
Investors	9
Cash Reserve-3mo	214
Stock Market	6
Market Strategy Cert	100
AEBI Stock Market	62
RP-Q	1
Cash Reserve-RP-3mo	35
Flexible Savings-RP	7,720
Flexible Savings-RP-Emp	10
Stock Market-RP	2,338
Transfers to Federal tax withholding	(19)
$37,829
Due to unlocated certificate holders:
Other additions represent:
Amounts equivalent to payments due certificates holders who could not be located	$34
Other deductions represent:
Payments to certificate holders credited to cash	$42

Ameriprise Certificate Company SCHEDULE VI Certificate Reserves (in thousands) Part 3 - Information Regarding Installment Certificates Year Ended December 31, 2011

	NUMBER OF ACCOUNTS W/ CERTIFICATE HOLDERS		AMOUNT OF MATURITY VALUE		AMOUNT OF RESERVES		DEDUCTION FROM RESERVES CASH SURRENDERS PRIOR TO MATURITY SURRENDER	OTHER
MO’s PAID	2010	2011	2010	2011	2010	2011	2011	2011
1-12	381	323	$29,734	$10,677	$1,080	$1,900	$945	$—
13-24	782	274	9,278	29,178	3,267	1,124	254	—
25-36	594	676	3,158	3,305	2,810	4,120	478	—
37-48	423	534	704	1,314	2,384	3,465	191	—
49-60	434	387	489	704	3,390	2,659	163	—
61-72	658	376	1,740	489	5,451	3,445	290	—
73-84	752	499	561	1,655	5,526	4,198	1,412	—
85-96	625	628	7,416	324	5,104	4,608	944	—
97-108	417	512	56	5,984	3,127	4,312	607	—
109-120	257	328	—	—	1,873	2,551	425	—
121-132	—	3	—	—	—	—	352	—
133-144	1	—	—	—	1	—	—	—
145-156	—	1	—	—	—	1	—	—
157-168	1	—	—	—	1	—	—	—
169-180	3	1	102	—	33	1	—	—
181-192	4	2	52	72	36	23	10	—
193-204	4	3	66	28	34	24	12	—
205-216	1	4	6	66	1	35	—	—
217-228	6	1	54	6	28	1	—	—
229-240	7	4	76	42	33	21	8	—
241-252	2	1	12	36	2	1	5	—
253-264	—	2	—	12	—	2	—	—
265-276	2	—	12	—	19	—	—	—
277-288	1	2	6	12	5	20	—	—
289-300	1	1	12	6	11	5	—	—
301-312	3	1	41	12	22	11	—	—
313-324	—	3	—	41	—	24	—	—
325-336	3	—	18	—	11	—	—	—
337-348	1	2	15	12	14	8	3	—
349-360	15	2	437	31	426	30	49	43
373-384	1	—	19	—	19	—	—	19
TOTAL - ALL SERIES	5,379	4,570	$54,064	$54,006	$34,708	$32,589	$6,148	$62

Ameriprise Certificate Company
SCHEDULE VII

Valuation and Qualifying Accounts
Years Ended December 31, 2013, 2012 and 2011
(in thousands)

Year ended December 31, 2013

		Deductions	Balance at end of period
Reserves deducted from assets to which they apply	Balance at beginning of period	Change in reserves/writedowns from 2012 to 2013
Allowance for losses:
Conventional first mortgage loans and other loans	$5,660	(1,199)	$4,461

Year ended December 31, 2012

		Deductions	Balance at end of period
Reserves deducted from assets to which they apply	Balance at beginning of period	Change in reserves/writedowns from 2011 to 2012
Allowance for losses:
Conventional first mortgage loans and other loans	$6,739	(1,079)	$5,660

Year ended December 31, 2011

		Deductions	Balance at end of period
Reserves deducted from assets to which they apply	Balance at beginning of period	Change in reserves/writedowns from 2010 to 2011
Allowance for losses:
Conventional first mortgage loans and other loans	$7,857	(1,118)	$6,739

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report:

Exhibit        Description

3(a)
Amended and Restated Certificate of Incorporation of American Express Certificate Company, dated August 1, 2005, filed electronically on or about March 10, 2006 as Exhibit 3(a) to Registrant's Form 10-K is incorporated by reference.

3(b)	By-Laws of Ameriprise Certificate Company, filed electronically on or about November 5, 2010 as Exhibit 3(b) to Registrant's Form 10-K, are incorporated herein by reference.

10(a)
Investment Advisory and Services Agreement, dated Dec. 31, 2006, between Registrant and Columbia Management Investment Advisers, LLC (formerly RiverSource Investments, LLC), filed electronically on or about Feb 26, 2007 as Exhibit 10(a) to Post-Effective Amendment No. 35 to Registration Statement No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference.

10(b)
Distribution Agreement, dated Dec. 31, 2006, between Registrant and Ameriprise Financial Services, Inc. filed electronically on or about Feb. 26, 2007 as Exhibit 1 to Post-Effective Amendment No. 35 to Registration Statement No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference, as amended by that certain restated Exhibit A, effective May 12, 2012, filed on or about February 27, 2013 as Exhibit 10(b) to Registrant’s Form 10-K, is incorporated herein by reference.

10(c)
Depositary and Custodial Agreement, dated Dec. 31, 2006, between Registrant and Ameriprise Trust Company, filed electronically on or about Feb. 26, 2007 as Exhibit 10(c) to Post-Effective Amendment No. 35 to Registration Statement No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference.

10(d)
Transfer Agent Agreement, dated Dec. 31, 2006 between Registrant and Columbia Management Investment Services Corp. (formerly RiverSource Client Service Corporation), filed electronically on or about Feb. 26, 2007 as Exhibit 10(e) to Post-Effective Amendment No. 35 to Registration Statement No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference, as amended effective January 1, 2013, filed on or about February 27, 2013 as exhibit 10(d) to Registrant’s Form 10-K, is incorporated herein by reference.

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

14(a)
Code of Ethics under Rule 17j-1 for Ameriprise Certificate Company effective August 21, 2013, filed on or about November 4, 2013 as Exhibit14(a) to Registrant’s Form 10-K, is incorporated herein by reference.

14(b)
Code of Ethics adopted under Rule 17j-1 for Registrant’s investment adviser, dated July 1, 2013, filed electronically on or about July 31, 2013 as Exhibit (14)(b) to Registrant’s Form 10-Q, is incorporated herein by reference.

14(c)
Code of Ethics under Rule 17j-1 for Registrant’s underwriter, dated February 2013, filed electronically on or about July 31, 2013 as Exhibit (14)(c) to Registrant’s Form 10-Q, is incorporated herein by reference.

24(a)*	Directors’ Power of Attorney, dated February 26, 2014, is filed electronically herewith as Exhibit 24 (a) to Registrant’s Form 10-K.

31.1*	Certification of Abu M. Arif pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Ross P. Palacios pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Abu M. Arif and Ross P. Palacios pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________________________________________________
* Filed electronically herewithin.

E-1