Form 10-Q
period 2014-03-31
AMERIPRISE CERTIFICATE CO
filed 2014-05-05
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2014
Common Shares (par value $10 per share)	150,000 shares
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY

FORM 10-Q

AMERIPRISE CERTIFICATE COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2014	2013

Investment income	$22,155	$22,394
Investment expenses	7,718	6,413
Net investment income before provision for certificate reserves and income taxes	14,437	15,981
Net provision for certificate reserves	6,790	8,107
Net investment income before income taxes	7,647	7,874
Income tax expense	2,898	2,917
Net investment income	4,749	4,957

Net realized gain (loss) on investments	369	(1,340)
Income tax expense (benefit)	129	(469)
Net realized gain (loss) on investments, after-tax	240	(871)
Net income	$4,989	$4,086

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(14)	$(4)
Portion of loss recognized in other comprehensive income (before taxes)	(289)	(1,447)
Net impairment losses recognized in net realized gain (loss) on investments	$(303)	$(1,451)
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2014	2013

Net income	$4,989	$4,086
Other comprehensive income, net of tax:
Net unrealized gains on securities:
Net unrealized securities gains arising during the period	3,453	3,037
Reclassification of net securities (gains) losses included in net income	(240)	864
Total other comprehensive income, net of tax	3,213	3,901
Total comprehensive income	$8,202	$7,987
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2014	December 31, 2013
Assets	(unaudited)
Qualified Assets
Cash and cash equivalents	$138,195	$74,526
Investments in unaffiliated issuers	4,177,775	4,118,758
Receivables	25,932	26,586
Equity options, purchased	55,436	72,848
Total qualified assets	4,397,338	4,292,718
Deferred taxes, net	1,293	1,245
Total assets	$4,398,631	$4,293,963

Liabilities and Shareholder's Equity
Liabilities
Certificate reserves	$4,072,923	$3,983,707
Current taxes payable to parent	5,983	2,924
Equity options, written	49,053	65,958
Payable for investment securities purchased	28,707	1,566
Due to related party and other liabilities	10,588	16,633
Total liabilities	4,167,254	4,070,788

Shareholder's Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	201,517	201,517
Total retained earnings	28,288	23,299
Accumulated other comprehensive income (loss), net of tax	72	(3,141)
Total shareholder's equity	231,377	223,175
Total liabilities and shareholder's equity	$4,398,631	$4,293,963
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)
(in thousands, except share data)

				Retained Earnings
	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Unappropriated	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total

Balance at January 1, 2013	150,000	$1,500	$191,517	$—	$15	$9,137	$5,371	$207,540
Comprehensive income:
Net income	—	—	—	—	—	4,086	—	4,086
Other comprehensive income, net of tax	—	—	—	—	—	—	3,901	3,901
Total comprehensive income								7,987
Receipt of capital from parent	—	—	5,000	—	—	—	—	5,000
Balance at March 31, 2013	150,000	$1,500	$196,517	$—	$15	$13,223	$9,272	$220,527

Balance at January 1, 2014	150,000	$1,500	$201,517	$26	$15	$23,258	$(3,141)	$223,175
Comprehensive income:
Net income	—	—	—	—	—	4,989	—	4,989
Other comprehensive income, net of tax	—	—	—	—	—	—	3,213	3,213
Total comprehensive income								8,202
Transfer to appropriated/from unappropriated	—	—	—	51	—	(51)	—	—
Balance at March 31, 2014	150,000	$1,500	$201,517	$77	$15	$28,196	$72	$231,377
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities
Net income	$4,989	$4,086
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, accretion of discounts, net	7,634	7,347
Deferred income tax provision	154	447
Net realized gain on Available-for-Sale securities	(672)	(121)
Other net realized loss	—	10
Other-than-temporary impairments and provision for loan loss	303	1,451
Changes in operating assets and liabilities:
Dividends and interest receivable	(850)	(844)
Certificate reserves, net	(312)	1,680
Deferred taxes, net	(2,257)	—
Current taxes payable to/receivable from parent, net	3,059	8,964
Derivatives, net of collateral	947	(98)
Other, net	(7,169)	6,595
Net cash provided by operating activities	5,826	29,517
Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	11,884	252
Maturities, redemptions and calls	252,646	220,723
Purchases	(299,734)	(458,242)
Syndicated loans, commercial mortgage loans and real estate owned:
Sales, maturities and repayments	3,478	18,510
Purchases and fundings	—	(3,291)
Certificate loans, net	41	169
Net cash used in investing activities	(31,685)	(221,879)
Cash Flows from Financing Activities
Payments from certificate holders and other additions	617,035	598,606
Certificate maturities and cash surrenders	(527,507)	(402,697)
Capital contribution from parent	—	5,000
Net cash provided by financing activities	89,528	200,909
Net increase in cash and cash equivalents	63,669	8,547
Cash and cash equivalents at beginning of period	74,526	89,232
Cash and cash equivalents at end of period	$138,195	$97,779
Supplemental disclosures including non-cash transactions:
Cash paid (received) for income taxes	$1,789	$(7,029)
Cash paid for interest	7,819	9,592
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation
Ameriprise Certificate Company (“ACC” or the “Company”), is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial”). ACC is registered as an investment company under the Investment Company Act of 1940. The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). ACC uses the consolidation method of accounting for its wholly owned subsidiary, Investors Syndicate Development Corp. The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods have been made. All adjustments made were of a normal recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Annual Report on Form 10-K of ACC for the year ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2014.
ACC reclassified certain prior period amounts in the Consolidated Statements of Cash Flows, as listed below, to improve the transparency of its cash flows. Total cash flows provided by (used in) operating, investing and financing activities did not materially change as a result of the reclassifications.
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
Additionally, for the three months ended March 31, 2013, ACC reclassified $126 thousand out of cash flows provided by operating activities and $91 thousand and $35 thousand into cash flows provided by (used in) investing activities and financing activities, respectively. These changes related to ACC's certificate loans and surrender charges.
ACC evaluated events or transactions that occurred after the consolidated balance sheet date for potential recognition or disclosure through the date the consolidated financial statements were issued.

2.  Recent Accounting Pronouncements
Adoption of New Accounting Standards
Income Taxes
 In July 2013, the Financial Accounting Standards Board (“FASB”) updated the accounting standard for income taxes. The update provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The standard is effective for interim and annual periods beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. ACC adopted the standard in the first quarter of 2014. The adoption of the standard did not have a material impact on the ACC’s consolidated results of operations and financial condition.
Investment Companies
In June 2013, the FASB updated the accounting standard related to investment companies. The standard provides a new two-tiered approach for determining whether a company is an investment company and requires new disclosures for investment companies. The standard is effective for interim and annual periods beginning after December 15, 2013 and is required to be applied prospectively. The adoption of the standard did not have a material impact on ACC’s consolidated results of operations and financial condition.
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

3.  Investments
Investments in unaffiliated issuers were as follows (in thousands):

	March 31, 2014	December 31, 2013
Available-for-Sale securities:
Fixed maturities, at fair value (amortized cost: 2014, $4,044,719; 2013, $3,987,510)	$4,040,094	$3,978,248
Common stocks, at fair value (cost: 2014, $2,215; 2013, $2,215)	6,954	6,323
Commercial mortgage loans and syndicated loans, at cost (less allowance for loan losses: 2014, $3,464; 2013, $4,461; fair value: 2014, $132,049; 2013, $134,114)	128,522	131,241
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	1,178	1,219
Real estate owned, at fair value less costs to sell	1,027	1,727
Total	$4,177,775	$4,118,758
Available-for-Sale securities distributed by type were as follows:

	March 31, 2014
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$2,232,505	$16,124	$(34,878)	$2,213,751	$(12,502)
Corporate debt securities	972,998	9,543	(1,187)	981,354	3
Commercial mortgage backed securities	350,595	5,324	(482)	355,437	—
Asset backed securities	488,243	3,972	(3,079)	489,136	—
U.S. government and agencies obligations	378	38	—	416	—
Common stocks	2,215	4,740	(1)	6,954	2,156
Total	$4,046,934	$39,741	$(39,627)	$4,047,048	$(10,343)

	December 31, 2013
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$2,230,983	$15,580	$(38,506)	$2,208,057	$(14,697)
Corporate debt securities	935,794	9,847	(1,254)	944,387	3
Commercial mortgage backed securities	303,071	4,273	(506)	306,838	—
Asset backed securities	517,283	4,195	(2,921)	518,557	—
U.S. government and agencies obligations	379	30	—	409	—
Common stocks	2,215	4,109	(1)	6,323	1,839
Total	$3,989,725	$38,034	$(43,188)	$3,984,571	$(12,855)
(1) Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income (loss). Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.
As of March 31, 2014 and December 31, 2013, investment securities with a fair value of $65 thousand and $67 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.
At March 31, 2014 and December 31, 2013, fixed maturity securities comprised approximately 94% and 95%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. At March 31, 2014

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

and December 31, 2013, approximately $156.3 million and $106.3 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”) using criteria similar to those used by NRSROs. A summary of fixed maturity securities by rating was as follows:

	March 31, 2014			December 31, 2013
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$1,740,212	$1,744,712	43%	$1,763,939	$1,766,688	44%
AA	89,526	91,664	2	102,397	104,544	3
A	1,159,746	1,156,479	29	1,125,224	1,122,795	28
BBB	801,086	808,486	20	733,685	741,023	19
Below investment grade	254,149	238,753	6	262,265	243,198	6
Total fixed maturities	$4,044,719	$4,040,094	100%	$3,987,510	$3,978,248	100%
At March 31, 2014 and December 31, 2013, approximately 60% and 58%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	March 31, 2014
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	62	$837,801	$(8,918)	79	$478,462	$(25,960)	141	$1,316,263	$(34,878)
Corporate debt securities	22	197,580	(1,093)	2	19,629	(94)	24	217,209	(1,187)
Commercial mortgage backed securities	8	84,561	(482)	—	—	—	8	84,561	(482)
Asset backed securities	19	219,365	(2,311)	3	42,482	(768)	22	261,847	(3,079)
Common stocks	1	11	(1)	—	—	—	1	11	(1)
Total	112	$1,339,318	$(12,805)	84	$540,573	$(26,822)	196	$1,879,891	$(39,627)

Description of Securities	December 31, 2013
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	74	$902,004	$(10,923)	70	$365,396	$(27,583)	144	$1,267,400	$(38,506)
Corporate debt securities	20	189,333	(997)	2	20,084	(257)	22	209,417	(1,254)
Commercial mortgage backed securities	11	103,111	(506)	2	136	—	13	103,247	(506)
Asset backed securities	24	312,094	(2,905)	1	6,116	(16)	25	318,210	(2,921)
Common stocks	1	11	(1)	—	—	—	1	11	(1)
Total	130	$1,506,553	$(15,332)	75	$391,732	$(27,856)	205	$1,898,285	$(43,188)
As part of ACC’s ongoing monitoring process, management determined that a majority of the gross unrealized losses on its Available-for-Sale securities are attributable to movement in credit spreads primarily related to non-agency residential mortgage backed securities purchased prior to 2008.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Beginning balance	$83,122	$79,557
Credit losses for which an other-than-temporary impairment was previously recognized	303	1,451
Ending balance	$83,425	$81,008
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
The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income:

	Net Unrealized Investment Gains (Losses)	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance at January 1, 2013	$8,426	$(3,055)	$5,371
Net unrealized securities gains arising during the period (1)	4,788	(1,751)	3,037
Reclassification of losses included in net income	1,330	(466)	864
Balance at March 31, 2013	$14,544	$(5,272)	$9,272	(2)

Balance at January 1, 2014	$(5,154)	$2,013	$(3,141)
Net unrealized securities gains arising during the period (1)	5,637	(2,184)	3,453
Reclassification of gains included in net income	(369)	129	(240)
Balance at March 31, 2014	$114	$(42)	$72	(2)
(1) Net unrealized securities gains (losses) arising during the period include other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Includes $6.7 million and $16.1 million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at March 31, 2014 and 2013, respectively.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Gross realized gains	$675	$121
Gross realized losses	(3)	—
Other-than-temporary impairments	(303)	(1,451)
Total	$369	$(1,330)
Other-than-temporary impairments for the three months ended March 31, 2014 and 2013 related to credit losses on non-agency residential mortgage backed securities.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Available-for-Sale securities by contractual maturity at March 31, 2014 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$236,343	$237,926
Due after one year through five years	736,820	743,594
Due after five years through 10 years	—	—
Due after 10 years	213	250
	973,376	981,770
Residential mortgage backed securities	2,232,505	2,213,751
Commercial mortgage backed securities	350,595	355,437
Asset backed securities	488,243	489,136
Common stocks	2,215	6,954
Total	$4,046,934	$4,047,048
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
Allowance for Loan Losses
The following tables present a rollforward of the allowance for loan losses for the three months ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	March 31, 2014
	Commercial Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Beginning balance	$2,341	$2,120	$4,461
Charge-offs	—	(997)	(997)
Ending balance	$2,341	$1,123	$3,464
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	2,341	1,123	3,464

	March 31, 2013
	Commercial Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Beginning balance	$2,576	$3,084	$5,660
Charge-offs	—	—	—
Ending balance	$2,576	$3,084	$5,660
Individually evaluated for impairment	$1,000	$—	$1,000
Collectively evaluated for impairment	1,576	3,084	4,660

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The recorded investment in financing receivables by impairment method and type of loan was as follows:

	March 31, 2014
	Commercial Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Individually evaluated for impairment	$1,786	$1,859	$3,645
Collectively evaluated for impairment	114,569	13,772	128,341
Total	$116,355	$15,631	$131,986

	December 31, 2013
	Commercial Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Individually evaluated for impairment	$1,814	$3,374	$5,188
Collectively evaluated for impairment	116,398	14,116	130,514
Total	$118,212	$17,490	$135,702
As of March 31, 2014 and December 31, 2013, ACC’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $3.6 million and $5.2 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to ACC’s total loan balance. During the three months ended March 31, 2014 and 2013, ACC sold nil and $249 thousand, respectively, of syndicated loans. There were no significant purchases of financing receivables during the three months ended March 31, 2014 and 2013.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $236 thousand and $1.5 million as of March 31, 2014 and December 31, 2013, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 1.5% of total commercial mortgage loans at both March 31, 2014 and December 31, 2013. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, ACC reviews the concentrations of credit risk by region and property type.
Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(in thousands)
East North Central	$3,254	$3,276	3%	3%
Middle Atlantic	7,946	8,148	7	7
Mountain	9,245	9,402	8	8
New England	10,357	10,440	9	9
Pacific	29,377	29,830	25	25
South Atlantic	33,670	34,188	29	29
West North Central	13,342	13,576	11	11
West South Central	9,164	9,352	8	8
	116,355	118,212	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$114,014	$115,871

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(in thousands)
Apartments	$33,813	$34,199	29%	29%
Industrial	22,678	23,069	19	20
Office	11,072	11,141	10	9
Retail	33,438	34,099	29	29
Other	15,354	15,704	13	13
	116,355	118,212	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$114,014	$115,871
Syndicated Loans
ACC’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at March 31, 2014 and December 31, 2013 were $236 thousand and $1.5 million, respectively, which represent 2% and 9% of total syndicated loans at March 31, 2014 and December 31, 2013, respectively.
Troubled Debt Restructurings
During the three months ended March 31, 2014, ACC restructured one syndicated loan and received three loans in exchange with a recorded investment of $288 thousand. There were no loans restructured by ACC during the three months ended March 31, 2013.
The troubled debt restructuring for the three months ended March 31, 2014 resulted in a $997 thousand reduction to ACC’s allowance for loan losses. The troubled debt restructuring did not have a material impact to ACC’s income recognized for the three months ended March 31, 2014. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$125,160	$—	$125,160
Available-for-Sale securities:
Residential mortgage backed securities	—	2,137,478	76,273	2,213,751
Corporate debt securities	—	806,901	174,453	981,354
Commercial mortgage backed securities	—	335,437	20,000	355,437
Asset backed securities	—	431,706	57,430	489,136
U.S. government and agencies obligations	416	—	—	416
Common stocks	2,719	4,054	181	6,954
Total Available-for-Sale securities	3,135	3,715,576	328,337	4,047,048
Equity options, purchased	—	55,436	—	55,436
Total assets at fair value	$3,135	$3,896,172	$328,337	$4,227,644

Liabilities
Certificate reserves	$—	$6,485	$—	$6,485
Equity options, written	—	49,053	—	49,053
Total liabilities at fair value	$—	$55,538	$—	$55,538

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$71,598	$—	$71,598
Available-for-Sale securities:
Residential mortgage backed securities	—	2,079,151	128,906	2,208,057
Corporate debt securities	—	821,355	123,032	944,387
Commercial mortgage backed securities	—	306,838	—	306,838
Asset backed securities	—	481,405	37,152	518,557
U.S. government and agencies obligations	409	—	—	409
Common stocks	2,568	3,482	273	6,323
Total Available-for-Sale securities	2,977	3,692,231	289,363	3,984,571
Equity options, purchased	—	72,848	—	72,848
Total assets at fair value	$2,977	$3,836,677	$289,363	$4,129,017

Liabilities
Certificate reserves	$—	$7,160	$—	$7,160
Equity options, written	—	65,958	—	65,958
Total liabilities at fair value	$—	$73,118	$—	$73,118

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Residential Mortgage Backed Securities		Corporate Debt Securities		Commercial Mortgage Backed Securities	Asset Backed Securities		Common Stocks	Total
	(in thousands)
Balance, January 1, 2014	$128,906		$123,032		$—	$37,152		$273	$289,363
Total gains (losses) included in:
Net income	(42)	(1)	(328)	(1)	—	15	(1)	—	(355)
Other comprehensive income	23		(126)		—	(136)		7	(232)
Purchases	70,768		51,875		20,000	21,651		—	164,294
Settlements	(2,288)		—		—	(1,252)		—	(3,540)
Transfers into Level 3	—		—		—	—		174	174
Transfers out of Level 3	(121,094)		—		—	—		(273)	(121,367)
Balance, March 31, 2014	$76,273		$174,453		$20,000	$57,430		$181	$328,337
Change in unrealized gains (losses) included in net income related to Level 3 assets held at March 31, 2014	$(42)	(1)	$(328)	(1)	$—	$15	(1)	$—	$(355)
(1) Included in investment income in the Consolidated Statements of Operations.

	Available-for-Sale Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities		Commercial Mortgage Backed Securities		Asset Backed Securities		Common Stocks	Total
	(in thousands)
Balance, January 1, 2013	$252,598	$110,643		$36,060		$22,223		$824	$422,348
Total gains (losses) included in:
Net income	—	(282)	(1)	(48)	(1)	30	(1)	—	(300)
Other comprehensive income	—	495		(90)		286		—	691
Purchases	—	—		—		138,876		—	138,876
Settlements	—	—		—		(800)		—	(800)
Transfers out of Level 3	(252,598)	(4)		—		—		(577)	(253,179)
Balance, March 31, 2013	$—	$110,852		$35,922		$160,615		$247	$307,636
Change in unrealized gains (losses) included in net income related to Level 3 assets held at March 31, 2013	$—	$(282)	(1)	$(48)	(1)	$30	(1)	$—	$(300)
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets and liabilities:

	March 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Corporate debt securities (private placements)	$153,865	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9% - 1.6% (1.1%)

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Corporate debt securities (private placements)	$102,187	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9% - 1.3% (1.2%)
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
Derivatives (Equity Options, Purchased and Written)
The fair value of derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at March 31, 2014 and December 31, 2013. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
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

	March 31, 2014
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$14,508	$—	$15,105	$—	$15,105
Commercial mortgage loans	114,014	—	—	116,944	116,944
Certificate loans	1,178	—	1,178	—	1,178
Financial Liabilities
Certificate reserves	$4,066,438	$—	$—	$4,060,780	$4,060,780

	December 31, 2013
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$15,370	$—	$15,834	$94	$15,928
Commercial mortgage loans	115,871	—	—	118,186	118,186
Certificate loans	1,219	—	1,219	—	1,219
Financial Liabilities
Certificate reserves	$3,976,547	$—	$—	$3,982,012	$3,982,012
Syndicated Loans
The fair value of syndicated loans is obtained from a third party pricing service or non-binding broker quotes. Syndicated loans that are priced using a market approach with observable inputs are classified as Level 2 and loans priced using a single non-binding broker quote are classified as Level 3.
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

6. Offsetting Assets and Liabilities
Certain derivative instruments are eligible for offset in the Consolidated Balance Sheets. ACC’s derivative instruments are subject to master netting arrangements and collateral arrangements and qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. ACC’s policy is to recognize amounts subject to master netting arrangements on a gross basis in the Consolidated Balance Sheets.
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	March 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Net Amount
	(in thousands)
Equity options, purchased	$55,436	$—	$55,436	$(49,053)	$(2,140)	$4,243

	December 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Net Amount
	(in thousands)
Equity options, purchased	$72,848	$—	$72,848	$(65,958)	$(1,700)	$5,190
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	March 31, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Net Amount
	(in thousands)
Equity options, written	$49,053	$—	$49,053	$(49,053)	$—	$—

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2013
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Net Amount
	(in thousands)
Equity options, written	$65,958	$—	$65,958	$(65,958)	$—	$—
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
ACC uses derivatives as economic hedges of equity risk related to stock market certificates. ACC does not designate any derivatives for hedge accounting. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives, by type of derivative and product:

Derivatives not designated as hedging instruments	Balance Sheet Location	Asset		Balance Sheet Location	Liability
		March 31, 2014	December 31, 2013		March 31, 2014	December 31, 2013
(in thousands)
Equity
Stock market certificates	Equity options, purchased	$55,436	$72,848	Equity options, written	$49,053	$65,958
Stock market certificates embedded derivatives	N/A	—	—	Certificate reserves	6,485	7,160
Total		$55,436	$72,848		$55,538	$73,118
N/A Not applicable.
See Note 5 for additional information regarding ACC’s fair value measurement of derivative instruments.
The following tables present a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended March 31,
		2014	2013
		(in thousands)
Equity
Stock market certificates	Net provision for certificate reserves	$584	$3,301
Stock market certificates embedded derivatives	Net provision for certificate reserves	(608)	(3,187)
Total		$(24)	$114
Ameriprise Stock Market Certificates (“SMC”) offer a return based upon the relative change in a major stock market index between the beginning and end of the SMC’s term. The SMC product contains an embedded derivative. The equity based return of the certificate must be separated from the host contract and accounted for as a derivative instrument. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by ACC related to the

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

SMC product will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates, ACC purchases and writes call options on the S&P 500 Index. ACC views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels. The gross notional amount of these derivative contracts was $1.0 billion at both March 31, 2014 and December 31, 2013. ACC also purchases futures on the S&P 500 Index to economically hedge its obligations. The futures are marked-to-market daily and exchange traded, exposing ACC to no counterparty risk. The gross notional amount of these derivative contracts was $373 thousand and $368 thousand at March 31, 2014 and December 31, 2013, respectively.
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

9.  Shareholder’s Equity
The following table provides information related to amounts reclassified from accumulated other comprehensive income (“AOCI”):

		Amount Reclassified from AOCI
AOCI Reclassification	Location of (Gain) Loss Recognized in Income	Three Months Ended March 31,
		2014	2013
		(in thousands)
Unrealized net losses (gains) on Available-for-Sale securities	Net investment income	$(369)	$1,330
Tax expense (benefit)	Income tax provision	129	(466)
Net of tax		$(240)	$864

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

10.  Income Taxes
The effective tax rate was 37.8% for the three months ended March 31, 2014, compared to 37.5% for the three months ended March 31, 2013.
ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of March 31, 2014 and December 31, 2013.
As of March 31, 2014 and December 31, 2013, ACC had $6.0 million and $5.8 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $2.8 million and $2.7 million, net of federal tax benefits, of the unrecognized tax benefits as of March 31, 2014 and December 31, 2013, respectively, would affect the effective tax rate.
It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of ACC, it is estimated that the total amount of gross unrecognized tax benefits may decrease by up to $1.7 million in the next 12 months.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized interest and penalties of $17 thousand and $83 thousand for the three months ended March 31, 2014 and 2013, respectively. ACC had $1.6 million for the payment of interest and penalties accrued at both March 31, 2014 and December 31, 2013.
ACC files income tax returns, as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial, in the U.S. federal jurisdiction, and various states jurisdictions. The Internal Revenue Service (“IRS”) has completed its field examination of the 1997 through 2007 tax returns. However, for federal income tax purposes these years, except for 2007, continue to remain open as a consequence of certain unagreed upon issues. The IRS completed the audits of Ameriprise Financial’s 2008 and 2009 U.S. income tax returns in the first quarter of 2014. The IRS is in the process of completing audits of Ameriprise Financial’s U.S. income tax returns for 2010 and 2011, and these audits are expected to be completed in 2014. ACC’s or its subsidiary’s state income tax returns are currently under examination by various jurisdictions for years ranging from 1997 through 2008 and remain open for all years after 2008. Ameriprise Financial filed its 2012 tax return in the third quarter of 2013, but the IRS has not yet begun its examination of 2012.

AMERIPRISE CERTIFICATE COMPANY

ITEM 2.  MANAGEMENT’S NARRATIVE ANALYSIS
The following information should be read in conjunction with Ameriprise Certificate Company’s (“ACC”) Financial Statements and related notes presented in Part I, Item 1. This discussion may contain forward-looking statements that reflect ACC’s plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed under “Forward-Looking Statements.” ACC believes it is useful to read its management’s narrative analysis in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2014 (“2013 10-K”), as well as its current reports on Form 8-K and other publicly available information.
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

Critical Accounting Policies
ACC’s critical accounting policies are discussed in detail in “Management’s Narrative Analysis — Critical Accounting Policies” in its 2013 10-K.

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements and their expected impact on ACC’s future results of operations or financial condition, see Note 2 to the consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2014 and 2013
ACC’s net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income trends occur largely due to changes in returns on ACC’s investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles (“GAAP”).
Net income increased $0.9 million, or 22%, to $5.0 million for the three months ended March 31, 2014, compared to $4.1 million for the prior year period, primarily due to a decrease in the provision for certificate reserves and net realized gains on investments compared to net realized losses in the prior year period as a result of lower other-than-temporary impairments on non-agency residential mortgage backed securities, partially offset by higher investment expenses.
Investment income decreased $0.2 million, or 1%, to $22.2 million for the three months ended March 31, 2014, compared to $22.4 million for the prior year period primarily due to the continued low interest rate environment.
Investment expenses increased $1.3 million, or 20%, to $7.7 million for the three months ended March 31, 2014, compared to $6.4 million for the prior year period primarily due to higher investment advisory and transfer agent fees.
Net provision for certificate reserves decreased $1.3 million, or 16%, to $6.8 million for the three months ended March 31, 2014, compared to $8.1 million for the prior year period as a result of lower client net flows.
Net realized gain on investments before income taxes was $0.4 million for the three months ended March 31, 2014, compared to net realized loss on investments of $1.3 million for the prior year period. For the three months ended March 31, 2014, net realized gains from sales, tenders and calls of Available-for-Sale securities were partially offset by other-than-temporary impairments of $0.3 million. For the three months ended March 31, 2013, net realized loss on investments included other-than-temporary impairments of $1.5 million. The other-than-temporary impairments for both periods related to credit losses on non-agency residential mortgage backed securities.
The effective tax rate was 37.8% for the three months ended March 31, 2014, compared to 37.5% for the three months ended March 31, 2013.

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
ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2014.
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

ITEM 1A.  RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of ACC’s 2013 10-K.

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

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date:	May 5, 2014	/s/ Abu M. Arif
Abu M. Arif
Chief Executive Officer

Date:	May 5, 2014	/s/ Ross P. Palacios
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

10(c)i*
Amendment, dated December 15, 2008, to the Depositary and Custodial Agreement, dated December 31, 2006, between Ameriprise Certificate Company and Ameriprise Trust Company, is filed electronically herewith as Exhibit 10(c)i to Registrant’s Form 10-Q.

10(f)i*
First Amendment, dated April 30, 2014,  to the Capital Support Agreement by and between Ameriprise Financial, Inc. and Ameriprise Certificate Company, dated as of March 2, 2009, is filed electronically herewith as Exhibit 10(f)i to Registrant’s Form 10-Q.

14(b)*	Code of Ethics adopted under Rule 17j-1 for Registrant’s investment adviser, dated May 1, 2014, is filed electronically herewith as Exhibit 14(b) to Registrant’s Form 10-Q.

31.1*	Certification of Abu M. Arif pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Ross P. Palacios pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Abu M. Arif and Ross P. Palacios pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________________________________________________
* Filed electronically herewithin.

E-1