Form 10-Q
period 2014-09-30
AMERIPRISE CERTIFICATE CO
filed 2014-11-03
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2014
Common Shares (par value $10 per share)	150,000 shares
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY

FORM 10-Q

AMERIPRISE CERTIFICATE COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Investment income	$21,236	$20,146	$65,582	$64,023
Investment expenses	6,878	6,250	21,289	19,008
Net investment income before provision for certificate reserves and income taxes	14,358	13,896	44,293	45,015
Net provision for certificate reserves	6,626	7,209	19,979	22,905
Net investment income before income taxes	7,732	6,687	24,314	22,110
Income tax expense	2,781	2,431	8,952	8,090
Net investment income	4,951	4,256	15,362	14,020

Net realized gain (loss) on investments	(238)	163	234	(1,945)
Income tax expense (benefit)	(83)	57	82	(681)
Net realized gain (loss) on investments, after-tax	(155)	106	152	(1,264)
Net income	$4,796	$4,362	$15,514	$12,756

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(77)	$(299)	$(133)	$(582)
Portion of loss recognized in other comprehensive income (loss) (before taxes)	1	(11)	(517)	(1,693)
Net impairment losses recognized in net realized gain (loss) on investments	$(76)	$(310)	$(650)	$(2,275)
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$4,796	$4,362	$15,514	$12,756
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	(5,876)	6,717	3,977	(10,418)
Reclassification of net securities (gains) losses included in net income	155	(106)	(151)	1,252
Total other comprehensive income (loss), net of tax	(5,721)	6,611	3,826	(9,166)
Total comprehensive income (loss)	$(925)	$10,973	$19,340	$3,590
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2014	December 31, 2013
Assets	(unaudited)
Qualified Assets
Cash and cash equivalents	$105,678	$74,526
Investments in unaffiliated issuers	4,389,018	4,118,758
Receivables	28,799	26,586
Equity options, purchased	39,769	72,848
Total qualified assets	4,563,264	4,292,718
Deferred taxes, net	680	1,245
Total assets	$4,563,944	$4,293,963

Liabilities and Shareholder's Equity
Liabilities
Certificate reserves	$4,230,439	$3,983,707
Current taxes payable to parent	3,950	2,924
Equity options, written	34,103	65,958
Payable for investment securities purchased	27,165	1,566
Due to related party and other liabilities	25,772	16,633
Total liabilities	4,321,429	4,070,788

Shareholder's Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	201,517	201,517
Total retained earnings	38,813	23,299
Accumulated other comprehensive income (loss), net of tax	685	(3,141)
Total shareholder's equity	242,515	223,175
Total liabilities and shareholder's equity	$4,563,944	$4,293,963
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)
(in thousands, except share data)

				Retained Earnings
	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Unappropriated	Accumulated Other Com-prehensive Income (Loss), Net of Tax	Total

Balance at January 1, 2013	150,000	$1,500	$191,517	$—	$15	$9,137	$5,371	$207,540
Comprehensive income:
Net income	—	—	—	—	—	12,756	—	12,756
Other comprehensive loss, net of tax	—	—	—	—	—	—	(9,166)	(9,166)
Total comprehensive income								3,590
Transfer to appropriated/from unappropriated	—	—	—	8	—	(8)	—	—
Receipt of capital from parent	—	—	10,000	—	—	—	—	10,000
Balance at September 30, 2013	150,000	$1,500	$201,517	$8	$15	$21,885	$(3,795)	$221,130

Balance at January 1, 2014	150,000	$1,500	$201,517	$26	$15	$23,258	$(3,141)	$223,175
Comprehensive income:
Net income	—	—	—	—	—	15,514	—	15,514
Other comprehensive income, net of tax	—	—	—	—	—	—	3,826	3,826
Total comprehensive income								19,340
Transfer to appropriated/from unappropriated	—	—	—	47	—	(47)	—	—
Balance at September 30, 2014	150,000	$1,500	$201,517	$73	$15	$38,725	$685	$242,515
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$15,514	$12,756
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, accretion of discounts, net	23,499	25,198
Deferred income tax provision (benefit)	(437)	950
Net realized gain on Available-for-Sale securities	(882)	(349)
Other net realized (gain) loss	(1)	19
Other-than-temporary impairments and provision for loan loss	650	2,275
Changes in operating assets and liabilities:
Dividends and interest receivable	(1,284)	(1,469)
Certificate reserves, net	(837)	(590)
Deferred taxes, net	(1,404)	—
Current taxes payable to/receivable from parent, net	1,026	5,355
Derivatives, net of collateral	3,434	215
Other liabilities	5,426	622
Other, net	682	(3,013)
Net cash provided by operating activities	45,386	41,969
Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	26,277	27,957
Maturities, redemptions and calls	743,172	780,845
Purchases	(1,025,867)	(1,223,983)
Syndicated loans, commercial mortgage loans and real estate owned:
Sales, maturities and repayments	14,349	30,736
Purchases and fundings	(20,013)	(11,274)
Certificate loans, net	279	611
Net cash used in investing activities	(261,803)	(395,108)
Cash Flows from Financing Activities
Payments from certificate holders and other additions	1,893,534	1,751,868
Certificate maturities and cash surrenders	(1,645,965)	(1,377,170)
Capital contribution from parent	—	10,000
Net cash provided by financing activities	247,569	384,698
Net increase in cash and cash equivalents	31,152	31,559
Cash and cash equivalents at beginning of period	74,526	89,232
Cash and cash equivalents at end of period	$105,678	$120,791
Supplemental disclosures including non-cash transactions:
Cash paid (received) for income taxes	$3,854	$(243)
Cash paid for interest	23,308	28,053
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
Additionally, for the nine months ended September 30, 2014, ACC reclassified $438 thousand out of cash flows provided by operating activities and $163 thousand and $275 thousand into cash flows provided by (used in) investing activities and financing activities, respectively. These changes related to ACC's certificate loans and surrender charges.
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
Future Adoption of New Accounting Standards
Presentation of Financial Statements - Going Concern
In August 2014, the FASB updated the accounting standard related to an entity’s assessment of its ability to continue as a going concern. The standard requires that management evaluate whether there are conditions or events, considered in the aggregate, that

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. In situations where there is substantial doubt about an entity’s ability to continue as a going concern, disclosure should be made so that a reader can understand the conditions that raise the substantial doubt, management’s assessment of those conditions and any plan management has to mitigate those conditions. The standard is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of the standard is not expected to have a material impact on ACC’s consolidated results of operations and financial condition.
Revenue from Contracts with Customers
In May 2014, the FASB updated the accounting standards for revenue from contracts with customers. The update provides a five step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other standards). The standard also updates the accounting for certain costs associated with obtaining and fulfilling a customer contract. In addition, the standard requires disclosure of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standard is effective for interim and annual periods beginning after December 15, 2016 and early adoption is prohibited. The standard may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. ACC is currently evaluating the impact of the standard on ACC’s consolidated results of operations and financial condition.
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

3.  Investments
Investments in unaffiliated issuers were as follows (in thousands):

	September 30, 2014	December 31, 2013
Available-for-Sale securities:
Fixed maturities, at fair value (amortized cost: 2014, $4,239,186; 2013, $3,987,510)	$4,235,238	$3,978,248
Common stocks, at fair value (cost: 2014, $2,343; 2013, $2,215)	7,370	6,323
Commercial mortgage loans and syndicated loans, at cost (less allowance for loan losses: 2014, $3,464; 2013, $4,461; fair value: 2014, $147,820; 2013, $134,114)	144,443	131,241
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	940	1,219
Real estate owned, at fair value less costs to sell	1,027	1,727
Total	$4,389,018	$4,118,758
Available-for-Sale securities distributed by type were as follows:

	September 30, 2014
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$2,242,368	$15,782	$(28,544)	$2,229,606	$(7,146)
Corporate debt securities	1,095,363	6,571	(1,538)	1,100,396	3
Commercial mortgage backed securities	401,042	4,482	(741)	404,783	—
Asset backed securities	500,035	3,066	(3,070)	500,031	—
U.S. government and agencies obligations	378	44	—	422	—
Common stocks	2,343	5,044	(17)	7,370	2,220
Total	$4,241,529	$34,989	$(33,910)	$4,242,608	$(4,923)

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2013
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$2,230,983	$15,580	$(38,506)	$2,208,057	$(14,697)
Corporate debt securities	935,794	9,847	(1,254)	944,387	3
Commercial mortgage backed securities	303,071	4,273	(506)	306,838	—
Asset backed securities	517,283	4,195	(2,921)	518,557	—
U.S. government and agencies obligations	379	30	—	409	—
Common stocks	2,215	4,109	(1)	6,323	1,839
Total	$3,989,725	$38,034	$(43,188)	$3,984,571	$(12,855)
(1) Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income (loss). Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.
As of September 30, 2014 and December 31, 2013, investment securities with a fair value of $25 thousand and $67 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.
At September 30, 2014 and December 31, 2013, fixed maturity securities comprised approximately 94% and 95%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. At September 30, 2014 and December 31, 2013, approximately $178.1 million and $106.3 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC, using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

	September 30, 2014			December 31, 2013
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$1,769,681	$1,776,381	42%	$1,763,939	$1,766,688	44%
AA	248,014	248,196	6	102,397	104,544	3
A	948,909	945,216	22	1,125,224	1,122,795	28
BBB	1,054,205	1,057,385	25	733,685	741,023	19
Below investment grade	218,377	208,060	5	262,265	243,198	6
Total fixed maturities	$4,239,186	$4,235,238	100%	$3,987,510	$3,978,248	100%
At September 30, 2014 and December 31, 2013, approximately 63% and 58%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	September 30, 2014
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	55	$636,978	$(6,322)	85	$629,255	$(22,222)	140	$1,266,233	$(28,544)
Corporate debt securities	38	443,439	(1,526)	1	11,864	(12)	39	455,303	(1,538)
Commercial mortgage backed securities	8	92,941	(479)	3	29,629	(262)	11	122,570	(741)
Asset backed securities	8	97,111	(479)	10	188,690	(2,591)	18	285,801	(3,070)
Common stocks	3	209	(17)	—	—	—	3	209	(17)
Total	112	$1,270,678	$(8,823)	99	$859,438	$(25,087)	211	$2,130,116	$(33,910)

Description of Securities	December 31, 2013
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	74	$902,004	$(10,923)	70	$365,396	$(27,583)	144	$1,267,400	$(38,506)
Corporate debt securities	20	189,333	(997)	2	20,084	(257)	22	209,417	(1,254)
Commercial mortgage backed securities	11	103,111	(506)	2	136	—	13	103,247	(506)
Asset backed securities	24	312,094	(2,905)	1	6,116	(16)	25	318,210	(2,921)
Common stocks	1	11	(1)	—	—	—	1	11	(1)
Total	130	$1,506,553	$(15,332)	75	$391,732	$(27,856)	205	$1,898,285	$(43,188)
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
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Beginning balance	$83,696	$81,522	$83,122	$79,557
Reductions for securities sold during the period (realized)	(18,891)	—	(18,891)	—
Credit losses for which an other-than-temporary impairment was previously recognized	76	310	650	2,275
Ending balance	$64,881	$81,832	$64,881	$81,832
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss):

	Net Unrealized Investment Gains (Losses)	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance at January 1, 2013	$8,426	$(3,055)	$5,371
Net unrealized securities losses arising during the period (1)	(16,302)	5,884	(10,418)
Reclassification of losses included in net income	1,926	(674)	1,252
Balance at September 30, 2013	$(5,950)	$2,155	$(3,795)	(2)

Balance at January 1, 2014	$(5,154)	$2,013	$(3,141)
Net unrealized securities gains arising during the period (1)	6,465	(2,488)	3,977
Reclassification of gains included in net income	(232)	81	(151)
Balance at September 30, 2014	$1,079	$(394)	$685	(2)
(1) Net unrealized securities gains (losses) arising during the period include other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Includes $3.2 million and $11.8 million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at September 30, 2014 and 2013, respectively.
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Gross realized gains	$1,224	$473	$2,272	$751
Gross realized losses	(1,387)	—	(1,390)	(402)
Other-than-temporary impairments	(76)	(310)	(650)	(2,275)
Total	$(239)	$163	$232	$(1,926)
Other-than-temporary impairments for the three months and nine months ended September 30, 2014 and 2013 related to credit losses on non-agency residential mortgage backed securities.
Available-for-Sale securities by contractual maturity at September 30, 2014 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$230,370	$231,486
Due after one year through five years	865,158	869,075
Due after five years through 10 years	—	—
Due after 10 years	213	257
	1,095,741	1,100,818
Residential mortgage backed securities	2,242,368	2,229,606
Commercial mortgage backed securities	401,042	404,783
Asset backed securities	500,035	500,031
Common stocks	2,343	7,370
Total	$4,241,529	$4,242,608
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
Allowance for Loan Losses
The following tables present a rollforward of the allowance for loan losses for the nine months ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	September 30, 2014
	Commercial Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Beginning balance	$2,341	$2,120	$4,461
Charge-offs	—	(997)	(997)
Ending balance	$2,341	$1,123	$3,464
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	2,341	1,123	3,464

	September 30, 2013
	Commercial Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Beginning balance	$2,576	$3,084	$5,660
Charge-offs	(235)	(964)	(1,199)
Ending balance	$2,341	$2,120	$4,461
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	2,341	2,120	4,461
The recorded investment in financing receivables by impairment method and type of loan was as follows:

	September 30, 2014
	Commercial Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Individually evaluated for impairment	$1,763	$1,874	$3,637
Collectively evaluated for impairment	106,161	38,109	144,270
Total	$107,924	$39,983	$147,907

	December 31, 2013
	Commercial Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Individually evaluated for impairment	$1,814	$3,374	$5,188
Collectively evaluated for impairment	116,398	14,116	130,514
Total	$118,212	$17,490	$135,702
As of September 30, 2014 and December 31, 2013, ACC’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $3.6 million and $5.2 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to ACC’s total loan balance. During the three months and nine months ended September 30, 2014, ACC purchased $25.3 million of syndicated loans

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

and had no significant sales of financing receivables. During the three months and nine months ended September 30, 2013, ACC had no significant purchases of financing receivables and sold nil and $821 thousand, respectively, of syndicated loans.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $1.9 million and $1.5 million as of September 30, 2014 and December 31, 2013, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 1.6% and 1.5% of total commercial mortgage loans at September 30, 2014 and December 31, 2013, respectively. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, ACC reviews the concentrations of credit risk by region and property type.
Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(in thousands)
East North Central	$3,210	$3,276	3%	3%
Middle Atlantic	7,536	8,148	7	7
Mountain	8,941	9,402	8	8
New England	10,187	10,440	10	9
Pacific	27,190	29,830	25	25
South Atlantic	30,087	34,188	28	29
West North Central	11,990	13,576	11	11
West South Central	8,783	9,352	8	8
	107,924	118,212	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$105,583	$115,871
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(in thousands)
Apartments	$33,713	$34,199	31%	29%
Industrial	16,434	23,069	15	20
Office	10,913	11,141	10	9
Retail	32,215	34,099	30	29
Hotel	1,292	1,403	1	1
Other	13,357	14,301	13	12
	107,924	118,212	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$105,583	$115,871

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Syndicated Loans
ACC’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at September 30, 2014 and December 31, 2013 were $1.9 million and $1.5 million, respectively, which represent 5% and 9% of total syndicated loans at September 30, 2014 and December 31, 2013, respectively.
Troubled Debt Restructurings
There were no loans restructured by ACC during the three months ended September 30, 2014 and 2013. The following table presents the number of loans restructured by ACC during the nine months ended September 30, and their recorded investment at the end of the period:

	2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(in thousands, except number of loans)
Commercial mortgage loans	$—	$—	$1	$1,988
Syndicated loans	1	288	1	244
Total	$1	$288	$2	$2,232
During the nine months ended September 30, 2014, ACC restructured one syndicated loan and received three loans in exchange. The troubled debt restructuring did not have a material impact to ACC’s allowance for loan losses or income recognized for the three months and nine months ended September 30, 2014. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$82,695	$—	$82,695
Available-for-Sale securities:
Residential mortgage backed securities	—	2,058,053	171,553	2,229,606
Corporate debt securities	—	912,783	187,613	1,100,396
Commercial mortgage backed securities	—	404,783	—	404,783
Asset backed securities	—	465,384	34,647	500,031
U.S. government and agencies obligations	422	—	—	422
Common stocks	2,858	4,219	293	7,370
Total Available-for-Sale securities	3,280	3,845,222	394,106	4,242,608
Equity options, purchased	—	39,769	—	39,769
Total assets at fair value	$3,280	$3,967,686	$394,106	$4,365,072

Liabilities
Certificate reserves	$—	$5,838	$—	$5,838
Equity options, written	—	34,103	—	34,103
Total liabilities at fair value	$—	$39,941	$—	$39,941

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$71,598	$—	$71,598
Available-for-Sale securities:
Residential mortgage backed securities	—	2,079,151	128,906	2,208,057
Corporate debt securities	—	821,355	123,032	944,387
Commercial mortgage backed securities	—	306,838	—	306,838
Asset backed securities	—	481,405	37,152	518,557
U.S. government and agencies obligations	409	—	—	409
Common stocks	2,568	3,482	273	6,323
Total Available-for-Sale securities	2,977	3,692,231	289,363	3,984,571
Equity options, purchased	—	72,848	—	72,848
Total assets at fair value	$2,977	$3,836,677	$289,363	$4,129,017

Liabilities
Certificate reserves	$—	$7,160	$—	$7,160
Equity options, written	—	65,958	—	65,958
Total liabilities at fair value	$—	$73,118	$—	$73,118

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in thousands)
Balance, July 1, 2014	$204,004	$188,929	$—	$35,898	$506	$429,337
Total gains (losses) included in:
Net income	(40)	(426)	—	47	—	(419)	(1)
Other comprehensive loss	73	(890)	—	(114)	—	(931)
Purchases	78,666	—	—	—	—	78,666
Settlements	(5,546)	—	—	(1,184)	—	(6,730)
Transfers out of Level 3	(105,604)	—	—	—	(213)	(105,817)
Balance, September 30, 2014	$171,553	$187,613	$—	$34,647	$293	$394,106
Changes in unrealized gains (losses) relating to assets held at September 30, 2014 included in investment income:	$(40)	$(426)	$—	$47	$—	$(419)
(1) Included in investment income in the Consolidated Statements of Operations.

	Available-for-Sale Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in thousands)
Balance, July 1, 2013	$19,400	$108,637	$45,771	$59,957	$229	$233,994
Total gains (losses) included in:
Net income	(29)	(283)	(86)	49	—	(349)	(1)
Other comprehensive income	(61)	658	(226)	(322)	(18)	31
Purchases	200,384	—	—	—	—	200,384
Settlements	(1,819)	—	(35,489)	(918)	—	(38,226)
Transfers out of Level 3	(19,400)	—	(9,970)	(36,482)	—	(65,852)
Balance, September 30, 2013	$198,475	$109,012	$—	$22,284	$211	$329,982
Changes in unrealized gains (losses) relating to assets held at September 30, 2013 included in investment income:	$(29)	$(283)	$—	$49	$—	$(263)
(1) Included in investment income in the Consolidated Statements of Operations.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in thousands)
Balance, January 1, 2014	$128,906	$123,032	$—	$37,152	$273	$289,363
Total gains (losses) included in:
Net income	(209)	(1,177)	—	90	—	(1,296)	(1)
Other comprehensive income	364	31	—	(156)	22	261
Purchases	285,439	65,727	20,000	21,651	128	392,945
Settlements	(16,248)	—	—	(4,110)	—	(20,358)
Transfers into Level 3	—	—	—	—	456	456
Transfers out of Level 3	(226,699)	—	(20,000)	(19,980)	(586)	(267,265)
Balance, September 30, 2014	$171,553	$187,613	$—	$34,647	$293	$394,106
Changes in unrealized gains (losses) relating to assets held at September 30, 2014 included in investment income:	$(198)	$(1,177)	$—	$90	$—	$(1,285)
(1) Included in investment income in the Consolidated Statements of Operations.

	Available-for-Sale Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in thousands)
Balance, January 1, 2013	$252,598	$110,643	$36,060	$22,223	$824	$422,348
Total gains (losses) included in:
Net income	(29)	(848)	(175)	114	—	(938)	(1)
Other comprehensive loss	(61)	(779)	(396)	(512)	(36)	(1,784)
Purchases	219,784	—	9,970	171,338	—	401,092
Settlements	(1,819)	—	(35,489)	(3,303)	—	(40,611)
Transfers into Level 3	—	—	—	7,872	—	7,872
Transfers out of Level 3	(271,998)	(4)	(9,970)	(175,448)	(577)	(457,997)
Balance, September 30, 2013	$198,475	$109,012	$—	$22,284	$211	$329,982
Changes in unrealized gains (losses) relating to assets held at September 30, 2013 included in investment income:	$(29)	$(848)	$—	$104	$—	$(773)
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets and liabilities:

	September 30, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Corporate debt securities (private placements)	$167,579	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9% - 1.3% (1.1%)

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Corporate debt securities (private placements)	$102,187	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9% - 1.3% (1.2%)
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
Available-for-Sale Securities
When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from third party pricing services, non-binding broker quotes, or other model-based valuation techniques. Level 1 securities primarily include U.S. Treasuries and common stocks. Level 2 securities primarily include residential mortgage backed securities, corporate bonds, commercial mortgage backed securities, asset backed securities and common stock. The fair value of these Level 2 securities is based on a market approach with prices obtained from third party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes. Level 3 securities primarily include certain non-agency residential mortgage backed securities, corporate bonds, commercial mortgage backed securities, asset backed securities and common stocks. The fair value of corporate bonds, non-agency residential mortgage backed securities, commercial mortgage backed securities and certain asset backed securities classified as Level 3 is typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to ACC. ACC’s privately placed corporate bonds are typically based on a single non-binding broker quote. In addition to the general pricing controls, ACC reviews the broker prices to ensure that the broker quotes are reasonable and, when available, compares prices of privately issued securities to public issues from the same issuer to ensure that the implicit illiquidity premium applied to the privately placed investment is reasonable considering investment characteristics, maturity, and average life of the investment.

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
Derivatives (Equity Options, Purchased and Written)
The fair value of derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at September 30, 2014 and December 31, 2013. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
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

	September 30, 2014
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$38,860	$—	$37,992	$1,079	$39,071
Commercial mortgage loans	105,583	—	—	108,749	108,749
Certificate loans	940	—	940	—	940
Financial Liabilities
Certificate reserves	$4,224,601	$—	$—	$4,218,075	$4,218,075

	December 31, 2013
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$15,370	$—	$15,834	$94	$15,928
Commercial mortgage loans	115,871	—	—	118,186	118,186
Certificate loans	1,219	—	1,219	—	1,219
Financial Liabilities
Certificate reserves	$3,976,547	$—	$—	$3,982,012	$3,982,012
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	September 30, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Net Amount
	(in thousands)
Equity options, purchased	$39,769	$—	$39,769	$(34,103)	$(3,787)	$1,879

	December 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Net Amount
	(in thousands)
Equity options, purchased	$72,848	$—	$72,848	$(65,958)	$(1,700)	$5,190
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	September 30, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Net Amount
	(in thousands)
Equity options, written	$34,103	$—	$34,103	$(34,103)	$—	$—

	December 31, 2013
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Net Amount
	(in thousands)
Equity options, written	$65,958	$—	$65,958	$(65,958)	$—	$—
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
ACC uses derivatives as economic hedges of equity risk related to stock market certificates. ACC does not designate any derivatives for hedge accounting. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives, by type of derivative and product:

Derivatives not designated as hedging instruments	Balance Sheet Location	Asset		Balance Sheet Location	Liability
		September 30, 2014	December 31, 2013		September 30, 2014	December 31, 2013
(in thousands)
Equity
Stock market certificates	Equity options, purchased	$39,769	$72,848	Equity options, written	$34,103	$65,958
Stock market certificates embedded derivatives	N/A	—	—	Certificate reserves	5,838	7,160
Total		$39,769	$72,848		$39,941	$73,118
N/A Not applicable.
See Note 5 for additional information regarding ACC’s fair value measurement of derivative instruments.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
		(in thousands)
Equity
Stock market certificates	Net provision for certificate reserves	$358	$1,131	$2,026	$5,029
Stock market certificates embedded derivatives	Net provision for certificate reserves	(418)	(798)	(1,976)	(4,352)
Total		$(60)	$333	$50	$677
Ameriprise Stock Market Certificates (“SMC”) offer a return based upon the relative change in a major stock market index between the beginning and end of the SMC’s term. The SMC product contains an embedded derivative. The equity based return of the certificate must be separated from the host contract and accounted for as a derivative instrument. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by ACC related to the SMC product will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates, ACC purchases and writes call options on the S&P 500 Index. ACC views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels. The gross notional amount of these derivative contracts was $1.0 billion at both September 30, 2014 and December 31, 2013. ACC also purchases futures on the S&P 500 Index to economically hedge its obligations. The futures are marked-to-market daily and exchange traded, exposing ACC to no counterparty risk. The gross notional amount of these derivative contracts was $393 thousand and $368 thousand at September 30, 2014 and December 31, 2013, respectively.
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
ACC may in the normal course of business be a party to legal, regulatory or arbitration proceedings concerning matters arising in connection with the conduct of its business activities. The outcome of any such proceeding cannot be predicted with any certainty. ACC believes that it is not a party to, nor are any of its properties the subject of, any pending legal, regulatory or arbitration proceedings that are reasonably likely to have a material adverse effect on ACC’s consolidated financial condition, results of operations or liquidity. Notwithstanding the foregoing, it is possible that the outcome of any such legal, arbitration or regulatory proceeding could have a material impact on results of operations in any particular reporting period as the proceedings are resolved.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

9.  Shareholder’s Equity
The following table provides information related to amounts reclassified from accumulated other comprehensive income (“AOCI”):

AOCI Reclassification	Location of (Gain) Loss Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
		(in thousands)
Unrealized net losses (gains) on Available-for-Sale securities	Net investment income	$239	$(163)	$(232)	$1,926
Tax expense (benefit)	Income tax provision	(84)	57	81	(674)
Net of tax		$155	$(106)	$(151)	$1,252

10.  Income Taxes
The effective tax rate was 36.0% and 36.8% for the three months and nine months ended September 30, 2014, respectively, compared to 36.3% and 36.7% for the three months and nine months ended September 30, 2013, respectively.
ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of September 30, 2014 and December 31, 2013.
As of September 30, 2014 and December 31, 2013, ACC had $5.9 million and $5.8 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $2.8 million and $2.7 million, net of federal tax benefits, of the unrecognized tax benefits as of September 30, 2014 and December 31, 2013, respectively, would affect the effective tax rate.
It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of ACC, it is estimated that the total amount of gross unrecognized tax benefits may decrease by up to $1.7 million in the next 12 months.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized interest and penalties of $63 thousand and $107 thousand for the three months and nine months ended September 30, 2014, respectively, and $19 thousand and $120 thousand for the three months and nine months ended September 30, 2013, respectively. As of September 30, 2014 and December 31, 2013, ACC had accrued $1.7 million and $1.6 million, respectively, for the payment of interest and penalties.
ACC files income tax returns, as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial, in the U.S. federal jurisdiction, and various states jurisdictions. The Internal Revenue Service (“IRS”) has completed its field examination of the 1997 through 2007 tax returns. However, for federal income tax purposes these years, except for 2007, continue to remain open as a consequence of certain unagreed-upon issues. The IRS completed the audits of Ameriprise Financial’s 2008 and 2009 U.S. income tax returns in the first quarter of 2014. The IRS is in the process of completing audits of Ameriprise Financial’s U.S. income tax returns for 2010 and 2011, and these audits are expected to be completed in 2014. ACC’s or its subsidiary’s state income tax returns are currently under examination by various jurisdictions for years ranging from 1997 through 2011 and remain open for all years after 2011.

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

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements and their expected impact on ACC’s future consolidated results of operations or financial condition, see Note 2 to the consolidated financial statements.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013
ACC’s net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income trends occur largely due to changes in returns on ACC’s investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles (“GAAP”).
Net income increased $2.7 million, or 21%, to $15.5 million for the nine months ended months ended September 30, 2014 compared to $12.8 million for the prior year period primarily due to a decrease in the provision for certificate reserves, net realized gains on investments compared to net realized losses in the prior year period and higher investment income. These positive impacts were partially offset by higher investment expenses.
Investment income increased $1.6 million, or 3%, to $65.6 million for the nine months ended September 30, 2014 compared to $64.0 million for the prior year period primarily due to higher average investment balances compared to the prior year period, partially offset by the negative impact of continued low interest rates.
Investment expenses increased $2.3 million, or 12%, to $21.3 million for the nine months ended September 30, 2014 compared to $19.0 million for the prior year period primarily due to higher investment advisory fees.
Net provision for certificate reserves decreased $2.9 million, or 13%, to $20.0 million for the nine months ended September 30, 2014 compared to $22.9 million for the prior year period as a result of lower client rates due to the continued low interest rate environment, partially offset by higher client balances compared to the prior year period.
Net realized gain on investments before income taxes was $0.2 million for the nine months ended September 30, 2014, compared to net realized loss on investments of $1.9 million for the prior year period. For the nine months ended September 30, 2014, net realized gains from sales, tenders and calls of Available-for-Sale securities of $0.9 million were partially offset by other-than-temporary impairments of $0.7 million. For the nine months ended September 30, 2013, net realized loss on investments included other-than-temporary impairments of $2.3 million. The other-than-temporary impairments for both periods related to credit losses on non-agency residential mortgage backed securities.
The effective tax rate was 36.8% for the nine months ended September 30, 2014 compared to 36.7% for the nine months ended September 30, 2013.

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
ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2014.
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

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date:	November 3, 2014	/s/ Abu M. Arif
Abu M. Arif
Chief Executive Officer

Date:	November 3, 2014	/s/ Ross P. Palacios
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

10(b)*
Distribution Agreement, dated Dec. 31, 2006, between Registrant and Ameriprise Financial Services, Inc. filed electronically on or about Feb. 26, 2007 as Exhibit 1 to Post-Effective Amendment No. 35 to Registration Statement No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference, as amended by that certain restated Exhibit A, effective September 19, 2014, filed electronically herewith as Exhibit 10(b) to Registrant’s Form 10-Q.

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