Form 10-K
period 2014-12-31
AMERIPRISE CERTIFICATE CO
filed 2015-02-25
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 30 OF THE INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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
(Check one):    Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☒    Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 27, 2015
Common Stock (par value $10 per share)	150,000 shares
All outstanding shares of the registrant are directly owned by Ameriprise Financial, Inc.
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY
FORM 10-K

PART I
Item 1.  Business
Overview
Ameriprise Certificate Company (“ACC”) was incorporated on October 28, 1977 under the laws of Delaware. Ameriprise Financial, Inc. (“Ameriprise Financial”), a Delaware corporation, owns 100% of the outstanding voting securities of ACC. Ameriprise Financial and its predecessor companies have more than 120 years of history providing clients with financial solutions.
ACC is registered as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”) and is in the business of issuing face-amount investment certificates. Face-amount certificates issued by ACC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by ACC, at its discretion. ACC’s certificates are distributed and sold by Ameriprise Financial Services, Inc. (“AFSI”), an affiliate of ACC. AFSI is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.
To ACC’s knowledge, ACC is the largest issuer of face-amount certificates in the United States. However, ACC's certificate products compete with many other banking and investment products offered by banks, savings and loan associations, mutual funds, broker-dealers and others, which may be viewed by potential clients as offering a comparable or superior combination of safety and return on investment. In particular, some of ACC’s products are designed to be competitive with the types of investments offered by banks and thrifts. Since ACC’s face-amount certificates are securities, their offer and sale are subject to regulation under federal and state securities laws. ACC’s certificates are backed by ACC’s qualified assets on deposit and are not insured by any governmental agency or other entity.
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

•
Single payment certificate that permits a limited amount of additional payments and on which ACC guarantees interest rates in advance for a term of three, six, seven, nine, twelve, thirteen, eighteen, twenty-four, thirty or thirty-six months, and potentially other terms, at ACC’s option.

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

•
The rate of interest is calculated in whole or in part based on any upward movement in a broad-based stock market index up to a maximum return, where the maximum is a fixed rate for a given term, but can be changed at ACC’s discretion for subsequent terms.

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

•
The rate of interest is calculated in whole or in part based on any upward movement in a broad-based stock market index up to a maximum return, where the maximum is a fixed rate for a given term, but can be changed at ACC’s discretion for subsequent terms.

•	Fourteen term maturity.
Within the specified maturity periods, most certificates have interest crediting rate terms ranging from three to thirty-six months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at the end of a term. Currently offered ACC certificates (listed above), as well as certain certificates previously issued by ACC (not listed above), contain renewal features which enable certificate owners to renew their certificate term until certificate maturity. Accordingly, certificate products that are currently outstanding in their renewal periods or are exercised for renewal in the future are, and continue to be, liabilities of ACC until their redemption or maturity whether or not such certificates are available for new sales. ACC guarantees the return of principal, as well as interest once it has been credited, less any penalties that apply, for each of the certificates offered.
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
Regulation
ACC is required to maintain cash and “qualified assets” meeting the standards of Section 28(b) of the 1940 Act, as modified by an exemptive order of the Securities and Exchange Commission (“SEC”). The amortized cost of such investments must be at least equal to ACC’s net liabilities on all outstanding face-amount certificates plus $250,000. ACC’s qualified assets consist of cash equivalents, syndicated loans and commercial mortgage loans, U.S. government and government agency securities, municipal bonds, corporate bonds, common stocks, equity index options and other securities meeting specified standards. So long as ACC wishes to rely on the SEC order, as a condition to the order, ACC has agreed to maintain an amount of unappropriated retained earnings and capital equal to at least 5% of certificate reserves (less outstanding certificate loans). To the extent that payment of a dividend would decrease the capital ratio below the required 5%, payment of a dividend would be restricted. In determining compliance with this condition, qualified assets are valued in accordance with the provisions of Minnesota Statutes where such provisions are applicable.
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
ACC’s investment products are sensitive to interest rate fluctuations and ACC’s future costs associated with such variations may differ from its historical costs. During periods of increasing market interest rates, ACC may offer higher crediting rates on existing face-amount certificates to remain competitive with other products in the market. Because returns on invested assets may not increase as quickly as current interest rates, ACC may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing certificates. In addition, increases in market interest rates may cause increased certificate surrenders as certificate holders seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected outflow of cash from ACC’s business. Also, increases in market interest rates may result in extension of certain cash flows from structured mortgage assets. Certificate withdrawals and surrenders may also require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on ACC’s financial condition and results of operations.
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
Significant downturns and volatility in equity markets may have an adverse effect on the financial condition and results of operations of ACC. Market downturns and volatility may cause, and have caused, potential new purchasers of ACC’s products to refrain from purchasing or to purchase fewer ACC certificate products. Additionally, downturns and volatility in financial markets can have, and have had, an adverse effect on the performance of ACC’s investment portfolio.
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
The Dodd-Frank Act, enacted into law in 2010, called for sweeping changes in the supervision and regulation of the financial industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide greater protections to individual consumers and investors. Certain elements of the Dodd-Frank Act became effective immediately, though the details of certain provisions remain subject to additional studies and will not be known until final rules are adopted by applicable regulatory agencies. The full impact of the Dodd-Frank Act on ACC, the financial industry and the economy cannot be known until all such rules and regulations called for under the Dodd-Frank Act have been finalized, and, in some cases, implemented over time.
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
ACC's accounting policies and methods are fundamental to how ACC records and reports ACC's financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of ACC's assets or liabilities and results of operations and are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. If those assumptions, estimates or judgments were incorrectly made, ACC could be required to correct and restate prior period financial statements.
ACC prepares its financial statements in accordance with U.S. generally accepted accounting principles ("GAAP"). From time to time, the Financial Accounting Standards Board (“FASB”), the SEC, and other regulators may change the financial accounting and reporting standards governing the preparation of ACC’s financial statements. In some cases, ACC could be required to apply a new or revised standard retroactively, resulting in ACC restating prior period financial statements. These changes are difficult to predict, and could impose additional governance, internal controls and disclosure demands. It is possible that such changes could have a material adverse effect on ACC’s financial condition and results of operations.
Defaults in ACC’s fixed maturity securities portfolio could adversely affect ACC’s earnings.
Issuers of the fixed maturity securities owned by ACC may default on principal and interest payments. As of December 31, 2014, 6% of ACC’s invested assets had ratings below investment grade. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment grade ratings, which could default on their debt obligations.

If the counterparties to the derivative instruments ACC uses to hedge certain certificate liabilities default, ACC may be exposed to risks it had sought to mitigate, which could adversely affect ACC’s financial condition and results of operations.
ACC uses derivative instruments to hedge certain certificate liabilities. ACC enters into a variety of derivative instruments with a number of counterparties. If ACC’s counterparties become insolvent or fail to honor their obligations under the contracts governing such instruments, ACC’s hedges of the related risk may be ineffective. That failure could have a material adverse effect on ACC’s financial condition and results of operations. The risk of counterparty default may increase during periods of capital market volatility.
Some of ACC’s investments are relatively illiquid.
ACC invests a portion of its assets in privately placed fixed income securities and mortgage loans, which are relatively illiquid. ACC’s investment manager periodically reviews ACC’s private placement investments using adopted standards to categorize such investments as liquid or illiquid. As of December 31, 2014, mortgage loans and private placement fixed income securities that have been categorized as illiquid represented approximately 6% of the carrying value of ACC’s investment portfolio. If ACC requires significant amounts of cash on short notice in excess of its normal cash requirements, ACC may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than it would otherwise have been able to realize, or both, which could have an adverse effect on ACC’s financial condition and results of operations.
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
The business of ACC and its affiliates is reliant upon internal and third party technology systems and networks to process, transmit and store information, including sensitive client and proprietary information, and to conduct business activities and transactions with clients, AFSI’s advisors, vendors and other third parties. Maintaining the integrity of these systems and networks is critical to the success of ACC’s business operations, including the retention of clients, and to the protection of ACC’s proprietary information and ACC’s clients’ personal information. To date, neither ACC nor its affiliates have experienced any material breaches of nor interference with these systems and networks, however, ACC and its affiliates routinely encounter and address such threats. For example, the cybersecurity and technological threats experienced by ACC and its affiliates have included phishing scams, distributed denial of service attacks, introductions of malware, attempts at electronic break-ins and unauthorized payment requests. Any such breaches or interference by third parties or by ACC’s employees that may occur in the future could have a material adverse impact on ACC’s business, financial condition or results of operations.
ACC and its affiliates have implemented and maintain security measures designed to protect against breaches of security and other interference with systems and networks resulting from attacks by third parties, including hackers, and from employee error or malfeasance. ACC and its affiliates also contractually require third party vendors, who in the provision of services to ACC and its affiliates are provided with or process information pertaining to ACC’s business or its clients, to meet certain information security standards. The increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-security threats. As these threats, and government and regulatory oversight of associated risks, continue to evolve, ACC may be required to expend additional resources to enhance or expand upon the security measures ACC and its affiliates currently maintain.
Despite the measures ACC and its affiliates have taken and may in the future take to address and mitigate these risks, ACC cannot assure that the systems and networks of ACC and its affiliates will not be subject to breaches or interference. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of ACC’s proprietary information or ACC’s clients’ personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of clients or other damage to our business. Even if ACC successfully protects its technology infrastructure and the confidentiality of sensitive data, ACC may incur significant expenses in connection with the responses to any such attacks as well as the adoption, implementation and maintenance of appropriate security measures. ACC could also suffer harm to its business and reputation if attempted security breaches are publicized. ACC cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in ACC’s systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks used in connection with ACC’s products and services.
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
ACC may in the normal course of business be a party to legal, regulatory or arbitration proceedings concerning matters arising in connection with the conduct of its business activities. The outcome of any such proceeding cannot be predicted with any certainty. ACC believes that it is not a party to, nor are any of its properties the subject of, any pending legal, regulatory or arbitration proceedings that are reasonably likely to have a material adverse effect on ACC's financial condition, results of operations or liquidity. Notwithstanding the foregoing, it is possible that the outcome of any such legal, arbitration or regulatory proceedings could have a material impact on ACC’s results of operations in any particular reporting period as the proceedings are resolved.

Item 4.  Mine Safety Disclosures
Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
All of ACC’s outstanding common stock is owned by Ameriprise Financial. There is no established public trading market for ACC’s common stock.
Frequency and amount of capital transactions with Ameriprise Financial during the past two years were (in millions):

	Dividends/Returns of Capital Paid to Ameriprise Financial	Receipt of Capital from Ameriprise Financial
For the year ended December 31, 2014:
December 29, 2014	$5	$—
Total	$5	$—

	Dividends/Returns of Capital Paid to Ameriprise Financial	Receipt of Capital from Ameriprise Financial
For the year ended December 31, 2013:
March 28, 2013	$—	$5
September 30, 2013	—	5
Total	$—	$10
Restriction on ACC’s present or future ability to pay dividends to Ameriprise Financial:
Certain series of installment certificate products outstanding provide that cash dividends may be paid by ACC only in calendar years for which additional credits of at least one-half of 1% on such series of certificates have been authorized by ACC. This restriction has been satisfied for 2014 and 2013 by ACC’s declaration of additional credits.
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

Item 6.  Selected Financial Data
Item omitted pursuant to General Instructions (I)(2)(a) of Form 10-K.

Item 7.  Management’s Narrative Analysis
The following information should be read in conjunction with the accompanying audited consolidated financial statements and related notes included elsewhere in this report. The following discussion may contain forward-looking statements that reflect Ameriprise Certificate Company’s (“ACC”) plans, estimates and beliefs. ACC’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below under the heading “Forward-Looking Statements” and elsewhere in this report, particularly in “Item 1A-Risk Factors.” Management’s narrative analysis is presented pursuant to General Instructions I(2)(a) of Form 10-K in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Net income increased $8.5 million, or 60%, to $22.6 million for the year ended December 31, 2014 compared to $14.1 million for the prior year due to an increase in investment income, a decrease in the net provision for certificate reserves and realized gains on investments in the current year compared to realized losses on investments as a result of higher other-than-temporary impairments on non-agency residential mortgage backed securities in the prior year. These positive impacts were partially offset by an increase in investment expenses.
Investment income increased $2.6 million, or 3%, to $88.0 million for the year ended December 31, 2014 compared to $85.4 million for the prior year. This increase is primarily due to higher average investment balances compared to the prior year, partially offset by the negative impact of continued low interest rates.
Investment expenses increased $2.5 million, or 10%, to $27.9 million for the year ended December 31, 2014 compared to $25.4 million for the prior year. This increase is primarily due to higher investment advisory fees.
Net provision for certificate reserves decreased $3.6 million, or 12%, to $26.3 million for the year ended December 31, 2014 compared to $29.9 million for the prior year. This decrease is primarily the result of lower client rates due to the continued low interest rate environment, partially offset by higher client balances compared to the prior year.
Net realized gain on investments before income taxes was $0.6 million for the year ended December 31, 2014 compared to a net realized loss on investments of $3.1 million for the prior year. Included in net realized investment gains for the year ended December 31, 2014 were net realized gains from sales, tenders and calls of Available-for-Sale securities of $1.3 million, which were partially offset by other-than-temporary impairments of $0.7 million. Net realized loss on investments for the prior year included other-than-temporary impairments of $3.6 million, which were partially offset by net realized gains from sales, tenders and calls of Available-for-Sale securities. The other-than-temporary impairments for both years related to credit losses on non-agency residential mortgage backed securities.
The effective tax rate was 34.1% for the year ended December 31, 2014 compared to 47.5% for the year ended December 31, 2013.
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
Ameriprise Financial’s Financial Risk Management Committee (“FRMC”), which is comprised of senior managers, holds regularly scheduled meetings to review models projecting various interest rate scenarios and risk/return measures and their effect on various portfolios managed by Columbia Management Investment Advisers, LLC, a wholly owned subsidiary of Ameriprise Financial, including that of ACC. ACC’s Board of Directors has appointed FRMC as the investment committee of ACC. FRMC’s objectives are to structure ACC’s portfolio of investment securities based upon the type and behavior of the certificates in the certificate reserve liabilities, to achieve targeted levels of profitability within defined risk parameters and to meet certificate contractual obligations.
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
The following table presents ACC’s estimate of the pretax impact of these hypothetical market movements as of December 31, 2014:

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in thousands)
Certificates	$2,180	N/A	$2,180
N/A Not Applicable.

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in thousands)
Certificates	$2,416	$(2,440)	$(24)
The above results compare to an estimated positive impact to pretax income of $1.2 million related to a 100 basis point increase in interest rates and an estimated positive impact of $6 thousand related to a 10% equity price decline at December 31, 2013.
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
ACC has interest rate risk from its Flexible Savings and other fixed rate certificates. These products are investment certificates generally ranging in amounts from $1,000 to $2 million with interest crediting rate terms ranging from three to thirty-six months. ACC guarantees an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed rate securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although ACC monitors its investment strategy and makes modifications based on changing liabilities and the expected interest rate environment. ACC had $3.6 billion in reserves included in certificate reserves on the Consolidated Balance Sheet at December 31, 2014 to cover the liabilities associated with these products.
ACC has equity price risk from its stock market certificates. Stock market certificates are purchased for amounts generally from $1,000 to $2 million for terms of 52 weeks which can be extended to a maximum of 20 years. For each term the certificate holder can choose to participate 100% in any percentage increase in the S&P 500 Index® up to a maximum return or choose partial participation in any increase in the S&P 500 Index plus a fixed rate of interest guaranteed in advance. If partial participation is selected, the total of equity-linked return and guaranteed rate of interest cannot exceed the maximum return. ACC had $587.1 million in reserves included in certificate reserves on the Consolidated Balance Sheet at December 31, 2014 to cover the liabilities associated with these products.
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
ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2014.
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
Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.

Item 14.  Principal Accountant Fees and Services
The Board of Directors of ACC, at the recommendation of its Audit Committee, has appointed PricewaterhouseCoopers LLP (“PwC”) as independent registered public accountants to audit the consolidated financial statements of ACC for the years ended December 31, 2014, 2013 and 2012.
Audit Fees
The aggregate fees billed or to be billed by PwC for each of the last two years for professional services rendered for the audit of ACC’s annual consolidated financial statements and services that were provided in connection with statutory and regulatory filings were $145,000 and $120,000 for 2014 and 2013, respectively.
Audit-Related Fees, Tax Fees, All Other Fees
ACC was not billed by PwC for any fees for audit-related services, tax fees or any other fees for 2014 or 2013.
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
In addition, the charter of ACC’s Audit Committee requires pre-approval of any engagement, including the fees and other compensation, of PwC (1) to provide any services to ACC and prohibits the performance of certain specified non-audit services, and (2) to provide any non-audit services to Ameriprise Financial or any affiliate of Ameriprise Financial that controls, is controlled by, or under common control with Ameriprise Financial if the engagement relates directly to the operations and financial reporting of ACC. Certain exceptions apply to the pre-approval requirement. ACC Management has determined that one recurring audit related fee for the annual controls review of ACC's affiliated transfer agent had not previously been submitted to the ACC Audit Committee for pre-approval as required by the provisions of Regulation S-X prior to 2014. ACC's certifying officers have considered this information and have been informed by ACC's Auditor, PwC, that it remains independent under provisions of Regulation S-X.
In 2014 and 2013, 100% of the services provided by PwC for ACC were pre-approved by the Audit Committee of Ameriprise Financial.

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

REGISTRANT	AMERIPRISE CERTIFICATE COMPANY

BY	/s/ Abu M. Arif
NAME AND TITLE	Abu M. Arif, Director, President and Chief Executive Officer
(Principal Executive Officer)
DATE	February 24, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

BY	/s/ Abu M. Arif
NAME AND TITLE	Abu M. Arif, Director, President and Chief Executive Officer
(Principal Executive Officer)
DATE	February 24, 2015

BY	/s/ Ross P. Palacios
NAME AND TITLE	Ross P. Palacios, Vice President and Chief Financial Officer
(Principal Financial Officer)
DATE	February 24, 2015

BY	/s/ David K. Stewart
NAME AND TITLE	David K. Stewart, Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)
DATE	February 24, 2015

BY	/s/ Jean B. Keffeler*
NAME AND TITLE	Jean B. Keffeler, Director
DATE	February 24, 2015

BY	/s/ Karen M. Bohn*
NAME AND TITLE	Karen M. Bohn, Director
DATE	February 24, 2015

BY	/s/ Lorna P. Gleason*
NAME AND TITLE	Lorna P. Gleason, Director
DATE	February 24, 2015

BY	/s/ Robert McReavy*
NAME AND TITLE	Robert McReavy, Director
DATE	February 24, 2015

* BY	/s/ Abu M. Arif
NAME	Abu M. Arif
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Ameriprise Certificate Company:
We have audited the accompanying consolidated balance sheets of Ameriprise Certificate Company (a wholly owned subsidiary of Ameriprise Financial, Inc.) (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the consolidated financial statement schedules for 2014, 2013 and 2012 listed in the index appearing under Item 15(a)(1). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameriprise Certificate Company at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for 2014, 2013 and 2012 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 24, 2015

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Investment Income
Interest income from unaffiliated investments:
Available-for-Sale securities	$80,313	$78,109	$82,246
Syndicated loans and commercial mortgage loans	6,042	6,370	7,796
Certificate loans	58	79	119
Dividends	261	81	58
Other	1,296	738	977
Total investment income	87,970	85,377	91,196
Investment Expenses
Ameriprise Financial and affiliated company fees:
Distribution	11,113	10,546	9,614
Investment advisory and services	10,482	8,802	6,917
Transfer agent	5,252	4,903	3,773
Depository	48	51	44
Other	1,015	1,105	1,492
Total investment expenses	27,910	25,407	21,840
Net investment income before provision for certificate reserves and income taxes	60,060	59,970	69,356
Provision for Certificate Reserves
According to the terms of the certificates:
Provision for certificate reserves	844	944	1,083
Interest on additional credits	40	48	59
Additional credits/interest authorized by ACC	26,026	29,575	28,427
Total provision for certificate reserves before reserve recoveries	26,910	30,567	29,569
Reserve recoveries from terminations prior to maturity	(617)	(633)	(652)
Net provision for certificate reserves	26,293	29,934	28,917
Net investment income before income taxes	33,767	30,036	40,439
Income tax expense	11,495	13,868	16,669
Net investment income	22,272	16,168	23,770
Net realized gain (loss) on investments
Securities of unaffiliated issuers before income tax expense (benefit)	570	(3,109)	(14,409)
Income tax expense (benefit)	199	(1,088)	(5,043)
Net realized gain (loss) on investments	371	(2,021)	(9,366)
Net income	$22,643	$14,147	$14,404

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(173)	$(667)	$(14,165)
Portion of loss recognized in other comprehensive income (loss) (before taxes)	(509)	(2,898)	(847)
Net impairment losses recognized in net realized gain (loss) on investments	$(682)	$(3,565)	$(15,012)
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Net income	$22,643	$14,147	$14,404
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	(460)	(10,521)	43,096
Reclassification of net securities (gains) losses included in net income	(427)	2,009	9,368
Total other comprehensive income (loss), net of tax	(887)	(8,512)	52,464
Total comprehensive income	$21,756	$5,635	$66,868
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED BALANCE SHEETS
	December 31,
	2014	2013
	(in thousands, except share data)
ASSETS
Qualified Assets
Investments in unaffiliated issuers:
Cash and cash equivalents	$68,632	$74,526
Available-for-Sale securities:
Fixed maturities, at fair value (amortized cost: 2014, $4,222,747; 2013, $3,987,510)	4,212,187	3,978,248
Common stocks, at fair value (cost: 2014, $2,343; 2013, $2,215)	6,523	6,323
Commercial mortgage loans and syndicated loans, at cost (less allowance for loan losses: 2014, $3,464; 2013, $4,461; fair value: 2014, $155,829; 2013, $134,114)	152,482	131,241
Certificate loans – secured by certificate reserves, at cost, which approximates fair value	926	1,219
Real estate owned, at fair value less cost to sell	—	1,727
Total investments	4,440,750	4,193,284
Receivables:
Dividends and interest	15,310	16,687
Investment securities sold	4,957	5,918
Other receivables	5,177	3,981
Total receivables	25,444	26,586
Equity options, purchased	45,857	72,848
Total qualified assets	4,512,051	4,292,718
Other Assets
Deferred taxes, net	1,485	1,245
Due from related party	16	—
Total other assets	1,501	1,245
Total assets	$4,513,552	$4,293,963
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED BALANCE SHEETS (CONTINUED)
	December 31,
	2014	2013
	(in thousands, except share data)
LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities
Certificate reserves
Installment certificates:
Reserves to mature	$17,879	$22,751
Additional credits and accrued interest	32	203
Fully paid certificates:
Reserves to mature	4,183,037	3,953,577
Additional credits and accrued interest	5,676	6,973
Due to unlocated certificate holders	146	203
Total certificate reserves	4,206,770	3,983,707
Accounts payable and accrued liabilities:
Due to related party	1,994	167
Current taxes payable to parent	3,133	2,924
Payable for investment securities purchased	2,292	1,566
Total accounts payable and accrued liabilities	7,419	4,657
Equity options, written	40,073	65,958
Other liabilities	19,359	16,466
Total liabilities	4,273,621	4,070,788

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	201,517	201,517
Retained earnings:
Appropriated for pre-declared additional credits and interest	58	26
Appropriated for additional interest on advance payments	15	15
Unappropriated	40,869	23,258
Accumulated other comprehensive loss, net of tax	(4,028)	(3,141)
Total shareholder’s equity	239,931	223,175
Total liabilities and shareholder’s equity	$4,513,552	$4,293,963
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
				Retained Earnings
	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Unappropriated	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
	(in thousands, except share data)
Balance at January 1, 2012	150,000	$1,500	$160,250	$—	$15	$—	$(47,093)	$114,672
Comprehensive income:
Net income	—	—	—	—	—	14,404	—	14,404
Other comprehensive income, net of tax	—	—	—	—	—	—	52,464	52,464
Total comprehensive income								66,868
Dividend / return of capital to parent	—	—	(5,733)	—	—	(5,267)	—	(11,000)
Receipt of capital from parent	—	—	37,000	—	—	—	—	37,000
Balance at December 31, 2012	150,000	1,500	191,517	—	15	9,137	5,371	207,540
Comprehensive income:
Net income	—	—	—	—	—	14,147	—	14,147
Other comprehensive loss, net of tax	—	—	—	—	—	—	(8,512)	(8,512)
Total comprehensive income								5,635
Transfer to appropriated/from unappropriated	—	—	—	26	—	(26)	—	—
Receipt of capital from parent	—	—	10,000	—	—	—	—	10,000
Balance at December 31, 2013	150,000	1,500	201,517	26	15	23,258	(3,141)	223,175
Comprehensive income:
Net income	—	—	—	—	—	22,643	—	22,643
Other comprehensive loss, net of tax	—	—	—	—	—	—	(887)	(887)
Total comprehensive income								21,756
Transfer to appropriated/from unappropriated	—	—	—	32	—	(32)	—	—
Dividend to parent	—	—	—	—	—	(5,000)	—	(5,000)
Balance at December 31, 2014	150,000	$1,500	$201,517	$58	$15	$40,869	$(4,028)	$239,931
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Cash Flows from Operating Activities
Net income	$22,643	$14,147	$14,404
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, accretion of discounts, net	30,598	34,087	11,099
Deferred income tax provision (benefit)	154	(101)	6,872
Net realized gain on Available-for-Sale securities	(1,339)	(475)	(600)
Other net realized (gain) loss	86	18	(3)
Other-than-temporary impairments and provision for loan loss	682	3,565	15,012
Changes in operating assets and liabilities:
Dividends and interest receivable	1,377	22	(2,902)
Certificate reserves, net	(610)	373	1,838
Deferred taxes, net	(55)	25,994	—
Current taxes payable to/receivable from parent, net	209	4,307	(13,620)
Derivatives, net of collateral	3,286	(131)	(665)
Other liabilities	713	13,796	(5,329)
Other, net	646	(4,223)	(940)
Net cash provided by operating activities	58,390	91,379	25,166

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	26,277	27,957	29,828
Maturities, redemptions and calls	1,038,583	1,068,328	763,122
Purchases	(1,329,182)	(1,706,156)	(1,579,861)
Syndicated loans, commercial mortgage loans and real estate owned:
Sales, maturities and repayments	28,586	33,068	43,303
Purchases and fundings	(47,514)	(11,288)	(26,868)
Certificate loans, net	293	667	612
Net cash used in investing activities	(282,957)	(587,424)	(769,864)

Cash Flows from Financing Activities
Payments from certificate holders and other additions	2,482,450	2,348,375	1,692,954
Certificate maturities and cash surrenders	(2,258,777)	(1,877,036)	(959,522)
Capital contribution from parent	—	10,000	37,000
Dividend/return of capital to parent	(5,000)	—	(11,000)
Net cash provided by financing activities	218,673	481,339	759,432

Net increase (decrease) in cash and cash equivalents	(5,894)	(14,706)	14,734
Cash and cash equivalents at beginning of period	74,526	89,232	74,498
Cash and cash equivalents at end of period	$68,632	$74,526	$89,232

Supplemental disclosures including non-cash transactions:
Cash paid (received) for income taxes	$1,979	$(21,140)	$17,005
Cash paid for interest	30,645	36,919	32,572
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Nature of Business
Ameriprise Certificate Company (“ACC”), is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial”). ACC is registered as an investment company under the Investment Company Act of 1940 (the “1940 Act”) and is in the business of issuing face-amount investment certificates. Face-amount certificates issued by ACC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by ACC, at its discretion. The certificates issued by ACC are not insured by any government agency. ACC’s certificates are sold by Ameriprise Financial Services, Inc. (“AFSI”), an affiliate of ACC. AFSI is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.
As of December 31, 2014, ACC offered five different certificate products to the public. ACC is impacted by significant changes in interest rates as interest crediting rates on certificate products generally reset at shorter intervals than the change in the yield on ACC’s investment portfolio. The specified maturities of most of ACC’s certificate products range from ten to twenty years. Within that maturity period, most certificates have interest crediting rate terms ranging from three to thirty-six months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at term’s end. In addition, two types of certificate products have interest tied, in whole or in part, to a broad-based stock market index. All of the certificates are available as qualified investments for Individual Retirement Accounts, 401(k) plans and other qualified retirement plans.
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
When the fair value of an investment is less than its amortized cost, ACC assesses whether or not (i) it has the intent to sell the security (made a decision to sell) or (ii) it is more likely than not that ACC will be required to sell the security before its anticipated recovery. If either of these conditions existed, an other-than-temporary impairment is considered to have occurred and ACC must recognize an other-than-temporary impairment for the difference between the investment’s amortized cost and its fair value through earnings. For securities that do not meet the above criteria, and ACC does not expect to recover a security’s amortized cost, the security is also considered other-than-temporarily impaired. For these securities, ACC separates the total impairment into the credit loss component and the amount of the loss related to other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss), net of income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, the difference between the amortized cost and the cash flows expected to be collected is accreted as interest income, if through subsequent evaluation there is a sustained increase in the cash flow expected. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in other comprehensive income (loss).

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
For structured investments (e.g., residential mortgage backed securities, commercial mortgage backed securities, and asset backed securities), ACC also considers factors such as overall deal structure and its position within the structure, quality of underlying collateral, delinquencies and defaults, loss severities, recoveries, prepayments and cumulative loss projections in assessing potential other-than-temporary impairments of these investments. Based upon these factors, securities that have indicators of potential other-than-temporary impairment are subject to detailed review by management. Securities for which declines are considered temporary continue to be monitored by management until management determines there is no current risk of an other-than-temporary impairment.
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
Allowance for Loan Losses
Management determines the adequacy of the allowance for loan losses based on the overall loan portfolio composition, recent and historical loss experience, and other pertinent factors, including, when applicable, internal risk ratings, loan-to-value ratios, debt

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

service coverage and occupancy rates, along with economic and market conditions. This evaluation is inherently subjective as it requires estimates, which may be susceptible to significant change.
ACC determines the amount of the allowance required based on management’s assessment of relative risk characteristics of the loan portfolio. The allowance is recorded for homogeneous loan categories on a pool basis, based on an analysis of product mix and risk characteristics of the portfolio, including geographic concentration, bankruptcy experiences, and historical losses, adjusted for current trends and market conditions.
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of December 31, 2014.
In 2013, ACC executed a Supplemental Tax Sharing Agreement with Ameriprise Financial. ACC cash settles with Ameriprise Financial the change in its deferred federal income taxes on a quarterly basis.
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
Future Adoption of New Accounting Standards
Presentation of Financial Statements - Going Concern
In August 2014, the FASB updated the accounting standard related to an entity’s assessment of its ability to continue as a going concern. The standard requires that management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. In situations where there is substantial doubt about an entity’s ability to continue as a going concern, disclosure should be made so that a reader can understand the conditions that raise the substantial doubt, management’s assessment of those conditions and any plan management has to mitigate those conditions. The standard is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of the standard is not expected to have a material impact on ACC’s consolidated results of operations and financial condition.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

2.  Deposit of Assets and Maintenance of Qualified Assets
Under the provisions of its certificates and the 1940 Act, ACC was required to have Qualified Assets (as defined in Section 28(b) of the 1940 Act) in the amount of $4.2 billion and $4.0 billion at December 31, 2014 and 2013, respectively. ACC reported Qualified Assets of $4.5 billion and $4.3 billion at December 31, 2014 and 2013, respectively. Qualified Assets excluded net unrealized pretax losses on Available-for-Sale securities of $10.6 million and $9.3 million at December 31, 2014 and 2013, respectively. Additionally, Qualified Assets excluded unsettled investment purchases of $2.3 million and $1.6 million at December 31, 2014 and 2013, respectively.
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
Pursuant to provisions of the certificates, the 1940 Act, the Depository and Custodial Agreement and requirements of various states, Qualified Assets (accounted for on a trade date basis) of ACC were deposited as follows:

	December 31, 2014
	Deposits	Required Deposits	Excess
	(in thousands)
Deposits to meet certificate liability requirements:
Pennsylvania (at market value)	$201	$100	$101
Texas, Illinois, New Jersey (at par value)	200	190	10
Custodian	4,408,584	4,209,041	199,543
Total	$4,408,985	$4,209,331	$199,654

	December 31, 2013
	Deposits	Required Deposits	Excess
	(in thousands)
Deposits to meet certificate liability requirements:
Pennsylvania (at market value)	$181	$100	$81
Texas, Illinois, New Jersey (at par value)	215	205	10
Custodian	4,196,292	3,986,084	210,208
Total	$4,196,688	$3,986,389	$210,299

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The assets on deposit with the Custodian (or its subcustodian) at December 31, 2014 and 2013 consisted of securities and other loans having a deposit value of $4.3 billion and $4.0 billion, respectively, mortgage loans on real estate of $94.6 million and $115.9 million, respectively, and other investments of $27.8 million and $71.6 million, respectively. There were $604 thousand and nil of unsettled purchases of investments related to these assets on deposit at December 31, 2014 and 2013, respectively.
Ameriprise Trust Company ("ATC") is the Custodian for ACC. ATC has appointed JPMorgan Chase Bank, N.A. as its subcustodian. See Note 7 for information on related party transactions.

3.  Investments
Available-for-Sale securities distributed by type were as follows:

	December 31, 2014
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$2,234,011	$15,233	$(28,374)	$2,220,870	$(6,497)
Corporate debt securities	1,108,780	3,831	(3,367)	1,109,244	3
Commercial mortgage backed securities	397,659	4,508	(687)	401,480	—
Asset backed securities	481,919	2,595	(4,354)	480,160	—
U.S. government and agencies obligations	378	55	—	433	—
Common stocks	2,343	4,224	(44)	6,523	2,103
Total	$4,225,090	$30,446	$(36,826)	$4,218,710	$(4,391)

	December 31, 2013
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$2,230,983	$15,580	$(38,506)	$2,208,057	$(14,697)
Corporate debt securities	935,794	9,847	(1,254)	944,387	3
Commercial mortgage backed securities	303,071	4,273	(506)	306,838	—
Asset backed securities	517,283	4,195	(2,921)	518,557	—
U.S. government and agencies obligations	379	30	—	409	—
Common stocks	2,215	4,109	(1)	6,323	1,839
Total	$3,989,725	$38,034	$(43,188)	$3,984,571	$(12,855)
(1) Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income (loss). Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

As of December 31, 2014 and 2013, investment securities with a fair value of $25 thousand and $67 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At both December 31, 2014 and 2013, fixed maturity securities comprised approximately 95% of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. At December 31, 2014 and 2013, approximately $200.9 million and $106.3 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC, using criteria similar to those used by NRSROs. A summary of fixed maturity securities by rating was as follows:

	December 31, 2014			December 31, 2013
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$1,741,510	$1,746,703	41%	$1,763,939	$1,766,688	44%
AA	223,735	223,636	5	102,397	104,544	3
A	917,024	911,908	22	1,125,224	1,122,795	28
BBB	1,128,592	1,127,802	27	733,685	741,023	19
Below investment grade	211,886	202,138	5	262,265	243,198	6
Total fixed maturities	$4,222,747	$4,212,187	100%	$3,987,510	$3,978,248	100%
At December 31, 2014 and 2013, approximately 63% and 58%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	December 31, 2014
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	56	$616,280	$(5,110)	89	$716,633	$(23,264)	145	$1,332,913	$(28,374)
Corporate debt securities	55	597,937	(3,367)	—	—	—	55	597,937	(3,367)
Commercial mortgage backed securities	9	93,220	(271)	4	36,018	(416)	13	129,238	(687)
Asset backed securities	7	105,452	(707)	11	207,046	(3,647)	18	312,498	(4,354)
Common stocks	1	85	(42)	1	10	(2)	2	95	(44)
Total	128	$1,412,974	$(9,497)	105	$959,707	$(27,329)	233	$2,372,681	$(36,826)

Description of Securities	December 31, 2013
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	74	$902,004	$(10,923)	70	$365,396	$(27,583)	144	$1,267,400	$(38,506)
Corporate debt securities	20	189,333	(997)	2	20,084	(257)	22	209,417	(1,254)
Commercial mortgage backed securities	11	103,111	(506)	2	136	—	13	103,247	(506)
Asset backed securities	24	312,094	(2,905)	1	6,116	(16)	25	318,210	(2,921)
Common stocks	1	11	(1)	—	—	—	1	11	(1)
Total	130	$1,506,553	$(15,332)	75	$391,732	$(27,856)	205	$1,898,285	$(43,188)

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Beginning balance	$83,122	$79,557	$64,545
Credit losses for which an other-than-temporary impairment was not previously recognized	—	—	1,499
Reductions for securities sold during the period (realized)	(18,891)	—	—
Credit losses for which an other-than-temporary impairment was previously recognized	682	3,565	13,513
Ending balance	$64,913	$83,122	$79,557
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
The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss):

	Net Unrealized Investment Gains (Losses)	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance at January 1, 2012	$(74,315)	$27,222	$(47,093)
Net unrealized securities gains arising during the period (1)	68,329	(25,233)	43,096
Reclassification of losses included in net income	14,412	(5,044)	9,368
Balance at December 31, 2012	8,426	(3,055)	5,371	(2)
Net unrealized securities losses arising during the period (1)	(16,670)	6,149	(10,521)
Reclassification of losses included in net income	3,090	(1,081)	2,009
Balance at December 31, 2013	(5,154)	2,013	(3,141)	(2)
Net unrealized securities losses arising during the period (1)	(569)	109	(460)
Reclassification of gains included in net income	(657)	230	(427)
Balance at December 31, 2014	$(6,380)	$2,352	$(4,028)	(2)
(1) Net unrealized securities gains (losses) arising during the period include other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Includes $2.9 million, $8.4 million and $21.1 million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at December 31, 2014, 2013 and 2012, respectively.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Gross realized gains	$2,729	$726	$792
Gross realized losses	(1,390)	(251)	(192)
Other-than-temporary impairments	(682)	(3,565)	(15,012)
Total	$657	$(3,090)	$(14,412)

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other-than-temporary impairments for the years ended December 31, 2014, 2013 and 2012 primarily related to credit losses on non-agency residential mortgage backed securities.
Available-for-Sale securities by contractual maturity at December 31, 2014 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$269,754	$270,551
Due after one year through five years	839,191	838,858
Due after five years through 10 years	—	—
Due after 10 years	213	268
	1,109,158	1,109,677
Residential mortgage backed securities	2,234,011	2,220,870
Commercial mortgage backed securities	397,659	401,480
Asset backed securities	481,919	480,160
Common stocks	2,343	6,523
Total	$4,225,090	$4,218,710
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
Allowance for Loan Losses
The following tables present a rollforward of the allowance for loan losses for the years ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	December 31, 2014
	Commercial Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Beginning balance	$2,341	$2,120	$4,461
Charge-offs	—	(997)	(997)
Ending balance	$2,341	$1,123	$3,464
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	2,341	1,123	3,464

	December 31, 2013
	Commercial Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Beginning balance	$2,576	$3,084	$5,660
Charge-offs	(235)	(964)	(1,199)
Ending balance	$2,341	$2,120	$4,461
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	2,341	2,120	4,461

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2012
	Commercial Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Beginning balance	$2,576	$4,163	$6,739
Charge-offs	—	(1,079)	(1,079)
Ending balance	$2,576	$3,084	$5,660
Individually evaluated for impairment	$1,000	$—	$1,000
Collectively evaluated for impairment	1,576	3,084	4,660
The recorded investment in financing receivables by impairment method and type of loan was as follows:

	December 31, 2014
	Commercial Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Individually evaluated for impairment	$1,751	$1,868	$3,619
Collectively evaluated for impairment	95,222	57,105	152,327
Total	$96,973	$58,973	$155,946

	December 31, 2013
	Commercial Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Individually evaluated for impairment	$1,814	$3,374	$5,188
Collectively evaluated for impairment	116,398	14,116	130,514
Total	$118,212	$17,490	$135,702
As of December 31, 2014 and 2013, ACC’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $3.6 million and $5.2 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to ACC’s total loan balance.
Purchases and sales of loans were as follows:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Purchases
Syndicated loans	$46,569	$—	$—

Sales
Syndicated loans	$—	$821	$2,673
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $1.9 million and $1.5 million as of December 31, 2014 and 2013, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.8% and 1.5% of total commercial mortgage loans as of December 31, 2014 and 2013, respectively. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, ACC reviews the concentrations of credit risk by region and property type.
Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31,		December 31,
	2014	2013	2014	2013
	(in thousands)
East North Central	$1,139	$3,276	1%	3%
Middle Atlantic	7,328	8,148	8	7
Mountain	8,764	9,402	9	8
New England	10,101	10,440	10	9
Pacific	20,986	29,830	22	25
South Atlantic	29,765	34,188	30	29
West North Central	10,301	13,576	11	11
West South Central	8,589	9,352	9	8
	96,973	118,212	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$94,632	$115,871
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31,		December 31,
	2014	2013	2014	2013
	(in thousands)
Apartments	$26,129	$34,199	27%	29%
Industrial	14,159	23,069	15	20
Office	10,822	11,141	11	9
Retail	31,571	34,099	33	29
Hotel	1,254	1,403	1	1
Other	13,038	14,301	13	12
	96,973	118,212	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$94,632	$115,871
Syndicated Loans
ACC’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at December 31, 2014 and 2013 were $1.9 million and $1.5 million, respectively, which represent 3% and 9% of total syndicated loans at December 31, 2014 and 2013, respectively.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Troubled Debt Restructurings
The following table presents the number of loans restructured by ACC during the years ended December 31 and their recorded investment at the end of the period:

	2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(in thousands, except number of loans)
Commercial mortgage loans	—	$—	1	$1,988
Syndicated loans	1	288	1	244
Total	1	$288	2	$2,232
During the year ended December 31, 2014, ACC restructured one syndicated loan and received three loans in exchange. The troubled debt restructurings did not have a material impact to ACC’s allowance for loan losses or income recognized for the years ended December 31, 2014, 2013 and 2012. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

5.  Certificate Reserves
Reserves maintained on outstanding certificates have been computed in accordance with the provisions of the certificates and Section 28 of the 1940 Act. The average rates of accumulation on certificate reserves were as follows:

	December 31, 2014
	Reserve Balance	Average Gross Accumulation Rates	Average Additional Credit Rates
	(in thousands, except percentages)
Installment certificates:
Reserves to mature:
Without guaranteed rates (1)	$17,879	0.42%	0.42%
Additional credits and accrued interest:
Without guaranteed rates (1)	32	N/A	N/A
Fully paid certificates:
Reserves to mature:
With guaranteed rates	20,937	3.29%	0.01%
Without guaranteed rates (1)	3,619,926	0.56%	0.56%
Equity indexed (2)	542,174	N/A	N/A
Additional credits and accrued interest:
With guaranteed rates	1,096	3.31%	—
Without guaranteed rates (1)	4,580	N/A	N/A
Due to unlocated certificate holders	146	N/A	N/A
Total	$4,206,770

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2013
	Reserve Balance	Average Gross Accumulation Rates	Average Additional Credit Rates
	(in thousands, except percentages)
Installment certificates:
Reserves to mature:
Without guaranteed rates (1)	$22,751	0.36%	0.36%
Additional credits and accrued interest:
Without guaranteed rates (1)	203	N/A	N/A
Fully paid certificates:
Reserves to mature:
With guaranteed rates	24,114	3.26%	0.01%
Without guaranteed rates (1)	3,359,966	0.66%	0.66%
Equity indexed (2)	569,497	N/A	N/A
Additional credits and accrued interest:
With guaranteed rates	1,396	3.24%	—
Without guaranteed rates (1)	5,577	N/A	N/A
Due to unlocated certificate holders	203	N/A	N/A
Total	$3,983,707
N/A Not Applicable.
(1) There is no minimum rate of accrual on these reserves. Interest is declared periodically, quarterly, or annually in accordance with the terms of the separate series of certificates.
(2) Ameriprise Stock Market Certificate and Ameriprise Market Strategy Certificate enable the certificate owner to participate in any relative rise in a major stock market index up to a cap without risking loss of principal. Generally the certificates have a term of 52 weeks and may continue for up to 20 years. The reserve balances on these certificates at December 31, 2014 and 2013 were $587.1 million and $618.3 million, respectively.

On certain series of single payment certificates, additional interest is pre-declared for periods greater than one year. The retained earnings appropriated for the pre-declared additional interest at December 31, 2014 and 2013 was $58 thousand and $26 thousand, respectively, which reflects the difference between certificate reserves on these series, calculated on a statutory basis, and the reserves maintained per books.
The carrying amounts of net certificate reserves consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Reserves with terms of one year or less	$3,960,711	$3,826,285
Other	246,059	157,422
Total certificate reserves	4,206,770	3,983,707
Unapplied certificate transactions	2,110	2,013
Certificate loans and accrued interest	(942)	(1,236)
Total	$4,207,938	$3,984,484

6.  Regulation and Dividend Restrictions
Certain series of installment certificates outstanding provide that cash dividends may be paid by ACC only in calendar years for which additional credits of at least one-half of 1% on such series of certificates have been authorized by ACC. This restriction has been satisfied for 2014 and 2013 by ACC’s declaration of additional credits.
ACC is required to maintain cash and “qualified assets” meeting the standards of Section 28(b) of the 1940 Act, as modified by an order of the SEC. The amortized cost of such investments must be at least equal to ACC’s net liabilities on all outstanding face-amount certificates plus $250,000. ACC’s qualified assets consist of cash equivalents, syndicated loans, commercial mortgage loans,

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. government and government agency securities, municipal bonds, corporate bonds, common stocks, equity index options and other securities meeting specified standards. So long as ACC wishes to rely on the SEC order, as a condition to the order, ACC has agreed to maintain an amount of unappropriated retained earnings and capital equal to at least 5% of certificate reserves (less outstanding certificate loans). To the extent that payment of a dividend would decrease the capital ratio below the required 5%, payment of a dividend would be restricted. In determining compliance with this condition, qualified assets are valued in accordance with the provisions of Minnesota Statutes where such provisions are applicable.
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
Ameriprise Financial and ACC entered into a Capital Support Agreement on March 2, 2009, pursuant to which Ameriprise Financial agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements. Effective April 30, 2014, this agreement was amended to revise the maximum commitment to $50 million. The previous maximum commitment, set March 2, 2009, was $115 million. For the year ended December 31, 2014, Ameriprise Financial has not infused any additional capital into ACC under this agreement.

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
Effective September 19, 2014, the Ameriprise Installment Certificates have contractual distribution fee rates of 0.50% of all payments received on or after issue of the certificate until the certificate's maturity date. The previous effective rate, set April 30, 1997, was 2.5%.
Effective September 19, 2014, the Ameriprise Cash Reserve Certificates have contractual distribution fee rates of 0.03% of the purchase price at the time of issuance and 0.03% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date. These rates were previously set on May 21, 2012 at 0.025%.
Effective April 26, 2000, the Ameriprise Flexible Savings Certificates have contractual distribution fee rates of 0.08% of the purchase price at the time of issuance and 0.08% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date. Since January 2, 2007, ACC has continuously offered seven and thirteen month Flexible Savings Certificates. Since the continuous offering began, the distribution fee on seven month Flexible Savings Certificates has been 0.08% of the initial payment, 0.08% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters after issuance and 0.027% at the beginning of the last month. The distribution fee on the thirteen month term has been 0.032% of the initial payment, 0.032% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters after issuance and 0.011% at the beginning of the last month.
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
Investment Advisory and Services
Effective December 31, 2006, the investment advisory and services agreement with CMIA provides for a graduated scale of fees equal on an annual basis to 0.35% on the first $250 million of total book value of investments of ACC, 0.30% on the next $250 million, 0.25% on the next $500 million and 0.20% on the amount in excess of $1 billion. The fee is payable monthly in an amount equal to one-twelfth of each of the percentages set forth above. Net invested assets for purposes of this computation are cash equivalents, accounts receivable for interest and dividends and securities sold, accounts payable for invested assets purchased, securities available-for-sale (including any segregated assets), purchased equity index options, written equity index options and mortgages.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Depository Fees
In December 2008, ATC entered into an agreement with a subcustodian to provide depository services for ACC’s assets. As a result, the depository fees paid to Ameriprise Trust Company are asset-based with additional charges for transactional custody fees charged by the subcustodian.

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
Valuation Hierarchy
ACC categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by ACC’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$27,798	$—	$27,798
Available-for-Sale securities:
Residential mortgage backed securities	—	2,024,312	196,558	2,220,870
Corporate debt securities	—	943,743	165,501	1,109,244
Commercial mortgage backed securities	—	401,480	—	401,480
Asset backed securities	—	461,972	18,188	480,160
U.S. government and agencies obligations	433	—	—	433
Common stocks	2,315	3,300	908	6,523
Total Available-for-Sale securities	2,748	3,834,807	381,155	4,218,710
Equity options, purchased	—	45,857	—	45,857
Total assets at fair value	$2,748	$3,908,462	$381,155	$4,292,365

Liabilities
Certificate reserves	$—	$5,875	$—	$5,875
Equity options, written	—	40,073	—	40,073
Total liabilities at fair value	$—	$45,948	$—	$45,948

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$71,598	$—	$71,598
Available-for-Sale securities:
Residential mortgage backed securities	—	2,079,151	128,906	2,208,057
Corporate debt securities	—	821,355	123,032	944,387
Commercial mortgage backed securities	—	306,838	—	306,838
Asset backed securities	—	481,405	37,152	518,557
U.S. government and agencies obligations	409	—	—	409
Common stocks	2,568	3,482	273	6,323
Total Available-for-Sale securities	2,977	3,692,231	289,363	3,984,571
Equity options, purchased	—	72,848	—	72,848
Total assets at fair value	$2,977	$3,836,677	$289,363	$4,129,017

Liabilities
Certificate reserves	$—	$7,160	$—	$7,160
Equity options, written	—	65,958	—	65,958
Total liabilities at fair value	$—	$73,118	$—	$73,118
The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in thousands)
Balance, January 1, 2014	$128,906	$123,032	$—	$37,152	$273	$289,363
Total gains (losses) included in:
Net income	(364)	(1,377)	—	124	—	(1,617)	(1)
Other comprehensive loss	339	(476)	—	(168)	28	(277)
Purchases	365,212	74,822	20,000	21,651	128	481,813
Settlements	(21,950)	(30,500)	—	(4,768)	—	(57,218)
Transfers into Level 3	—	—	—	—	1,065	1,065
Transfers out of Level 3	(275,585)	—	(20,000)	(35,803)	(586)	(331,974)
Balance, December 31, 2014	$196,558	$165,501	$—	$18,188	$908	$381,155
Changes in unrealized gains (losses) relating to assets held at December 31, 2014 included in investment income:	$(233)	$(526)	$—	$157	$—	$(602)
(1) Included in investment income in the Consolidated Statements of Operations.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Available-for-Sale Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in thousands)
Balance, January 1, 2013	$252,598	$110,643	$36,060	$22,223	$824	$422,348
Total gains (losses) included in:
Net income	(54)	(1,135)	(175)	177	—	(1,187)	(1)
Other comprehensive loss	168	(575)	(396)	(517)	(32)	(1,352)
Purchases	248,049	14,103	9,970	186,979	12	459,113
Settlements	(9,156)	—	(35,489)	(4,134)	—	(48,779)
Transfers into Level 3	—	—	—	7,872	46	7,918
Transfers out of Level 3	(362,699)	(4)	(9,970)	(175,448)	(577)	(548,698)
Balance, December 31, 2013	$128,906	$123,032	$—	$37,152	$273	$289,363
Changes in unrealized gains (losses) relating to assets held at December 31, 2013 included in investment income:	$(53)	$(1,135)	$—	$167	$—	$(1,021)
(1) Included in investment income in the Consolidated Statements of Operations.

	Available-for-Sale Securities
	Residential Mortgage Backed Securities		Corporate Debt Securities		Commercial Mortgage Backed Securities		Asset Backed Securities		Common Stocks	Derivatives	Total
	(in thousands)
Balance, January 1, 2012	$80,580		$12,984		$—		$27,812		$340	$4	$121,720
Total gains (losses) included in:
Net income	(5,286)	(1)	(259)	(2)	(41)	(2)	246	(2)	—	—	(5,340)
Other comprehensive income	10,871		458		349		508		(14)	—	12,172
Purchases	268,970		99,856		12,203		—		873	—	381,902
Sales	—		—		—		—		—	(4)	(4)
Settlements	(27,401)		(2,399)		—		(6,343)		—	—	(36,143)
Transfers into Level 3	10,905		3		23,549		—		—	—	34,457
Transfers out of Level 3	(86,041)		—		—		—		(375)	—	(86,416)
Balance, December 31, 2012	$252,598		$110,643		$36,060		$22,223		$824	$—	$422,348
Changes in unrealized gains (losses) relating to assets held at December 31, 2012 included in investment income:	$(5)		$(259)		$(41)		$231		$—	$—	$(74)
(1) Represents a $(5,246) loss included in net realized gain (loss) on investments and a $(40) loss included in investment income in the Consolidated Statements of Operations.
(2) Included in investment income in the Consolidated Statements of Operations.

During the year ended December 31, 2012, transfers from Level 3 included certain non-agency residential mortgage backed securities with a fair value of approximately $86.0 million. The transfers reflect improved pricing transparency of these securities, a continuing trend of increased activity in the non-agency residential mortgage backed securities market and observability of significant inputs to the valuation methodology. All other securities transferred from Level 3 represent securities with fair values that are now obtained from a third party pricing service with observable inputs. Securities transferred to Level 3 represent securities with fair values that are now based on a single non-binding broker quote. ACC recognizes transfers between levels of the fair value

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

hierarchy as of the beginning of the quarter in which each transfer occurred. For assets and liabilities held at the end of the reporting periods that are measured at fair value on a recurring basis, there were no transfers between Level 1 and Level 2.
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets and liabilities:

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Corporate debt securities (private placements)	$165,498	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1% - 1.5% (1.2%)

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Corporate debt securities (private placements)	$102,187	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9% - 1.3% (1.2%)
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Derivatives (Equity Derivatives, Purchased and Written)
The fair value of derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at December 31, 2014 and 2013. See Note 9 and Note 10 for further information on the credit risk of derivative instruments and related collateral.
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

	December 31, 2014
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$57,850	$—	$54,933	$2,603	$57,536
Commercial mortgage loans	94,632	—	—	98,293	98,293
Certificate loans	926	—	926	—	926
Financial Liabilities
Certificate reserves	$4,200,895	$—	$—	$4,195,429	$4,195,429

	December 31, 2013
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$15,370	$—	$15,834	$94	$15,928
Commercial mortgage loans	115,871	—	—	118,186	118,186
Certificate loans	1,219	—	1,219	—	1,219
Financial Liabilities
Certificate reserves	$3,976,547	$—	$—	$3,982,012	$3,982,012
Syndicated Loans
The fair value of syndicated loans is obtained from a third party pricing service or non-binding broker quotes. Syndicated loans that are priced by multiple non-binding broker quotes are classified as Level 2 and loans priced using a single non-binding broker quote are classified as Level 3.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Commercial Mortgage Loans
The fair value of commercial mortgage loans, except those with significant credit deterioration, is determined by discounting contractual cash flows using discount rates that reflect current pricing for loans with similar remaining maturities, liquidity and characteristics including loan-to-value ratio, occupancy rate, refinance risk, debt service coverage, location, and property condition. For commercial mortgage loans with significant credit deterioration, fair value is determined using the same adjustments as above with an additional adjustment for ACC’s estimate of the amount recoverable on the loan. Given the significant unobservable inputs to the valuation of commercial mortgage loans, these measurements are classified as Level 3.
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Net Amount
	(in thousands)
Equity options, purchased	$45,857	$—	$45,857	$(40,073)	$(3,824)	$1,960

	December 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Net Amount
	(in thousands)
Equity options, purchased	$72,848	$—	$72,848	$(65,958)	$(1,700)	$5,190
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	December 31, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Net Amount
	(in thousands)
Equity options, written	$40,073	$—	$40,073	$(40,073)	$—	$—

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2013
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Net Amount
	(in thousands)
Equity options, written	$65,958	$—	$65,958	$(65,958)	$—	$—
(1) Represents the amount of liabilities that could be offset by assets with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

In the tables above, the amounts of assets or liabilities presented in the Consolidated Balance Sheets are offset first by financial instruments that have the right of offset under master netting or similar arrangements, then any remaining amount is reduced by the amount of cash and securities collateral. The actual collateral may be greater than amounts presented in the tables.
See Note 10 for additional disclosures related to ACC’s derivative instruments.

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
ACC uses derivatives as economic hedges of equity risk related to stock market certificates. ACC does not designate any derivatives for hedge accounting. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives, by type of derivative and product:

		Asset			Liability
Derivatives not designated as hedging instruments	Balance Sheet Location	December 31,		Balance Sheet Location	December 31,
		2014	2013		2014	2013
		(in thousands)			(in thousands)
Equity
Stock market certificates	Equity options, purchased	$45,857	$72,848	Equity options, written	$40,073	$65,958
Stock market certificates embedded derivatives	N/A	—	—	Certificate reserves	5,875	7,160
Total		$45,857	$72,848		$45,948	$73,118
N/A Not applicable.
See Note 8 for additional information regarding ACC’s fair value measurement of derivative instruments.
The following tables present a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations for the years ended December 31:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		2014	2013	2012
		(in thousands)
Equity
Stock market certificates	Net provision for certificate reserves	$3,126	$6,726	$6,145
Stock market certificates embedded derivatives	Net provision for certificate reserves	(2,829)	(5,674)	(4,879)
Total		$297	$1,052	$1,266

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Ameriprise stock market certificates offer returns based upon the relative change in a major stock market index between the beginning and end of the certificate’s term. The stock market certificate products contain an embedded derivative. The equity based return of the certificate must be separated from the host contract and accounted for as a derivative instrument. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by ACC related to the product will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates, ACC purchases and writes call options on the S&P 500 Index®. ACC views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels. The gross notional amount of these derivative contracts was $1.0 billion at both December 31, 2014 and 2013. ACC also purchases futures on the S&P 500 Index to economically hedge its obligations. The futures are marked-to-market daily and exchange traded, exposing ACC to no counterparty risk. The gross notional amount of these derivative contracts was $410 thousand and $368 thousand at December 31, 2014 and 2013, respectively.
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

11.  Shareholder’s Equity
The following table provides information related to amounts reclassified from accumulated other comprehensive loss for the years ended December 31:

Accumulated Other Comprehensive Loss Reclassification	Location of Loss Recognized in Income	2014	2013
		(in thousands)
Unrealized net losses (gains) on Available-for-Sale securities	Net investment income	$(657)	$3,090
Tax expense (benefit)	Income tax provision	230	(1,081)
Net of tax		$(427)	$2,009

12.  Income Taxes
The components of income tax provision were as follows:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Current income tax:
Federal	$4,496	$13,028	$4,828
State and local	420	368	(74)
Total current income tax	4,916	13,396	4,754
Deferred income tax:
Federal	6,931	(589)	6,459
State and local	(153)	(27)	413
Total deferred income tax	6,778	(616)	6,872
Total income tax provision	$11,694	$12,780	$11,626

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 35% were as follows:

	Years Ended December 31,
	2014	2013	2012
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Uncertain tax positions	(0.1)	11.5	—
State income tax, net	0.5	0.8	1.4
Taxes applicable to prior years	(1.3)	0.2	8.3
Income tax provision	34.1%	47.5%	44.7%
In 2013, ACC executed a Supplemental Tax Sharing Agreement with its parent company, Ameriprise Financial. ACC cash settles with Ameriprise Financial the change in its deferred federal income taxes on a quarterly basis. At December 31, 2014 and 2013, ACC held deferred federal income tax liabilities of $170 thousand and $178 thousand, respectively, related to the deferred federal taxes of its subsidiary, Investors Syndicate Development Corp. The remaining net deferred tax balance at December 31, 2014 and 2013 relates to ACC's deferred state tax assets. During the years ended December 31, 2014 and 2013, ACC paid $9.7 million and received $23.0 million, respectively, for the settlement of deferred federal income taxes.
ACC had a current receivable from Ameriprise Financial of $6.5 million and $3.5 million, at December 31, 2014 and 2013, respectively. This receivable is presented net with ACC's current taxes payable to parent on ACC's Consolidated Balance Sheets.
Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. The significant components of deferred tax assets and liabilities were as follows:

	December 31,
	2014	2013
	(in thousands)
Deferred income tax assets:
Investments, including bond discounts and premiums	$1,138	$1,039
Certificate reserves	225	176
Investment unrealized losses, net	183	103
Total deferred income tax assets	1,546	1,318

Deferred income tax liabilities:
Depreciation	50	50
Other	11	23
Total deferred income tax liabilities	61	73
Net deferred income tax assets	$1,485	$1,245
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013	2012
	(in thousands)
Balance at January 1	$5,837	$736	$736
Additions based on tax positions related to the current year	—	566	—
Additions for tax positions of prior years	—	4,535	—
Reductions for tax positions of prior years	(323)	—	—
Balance at December 31	$5,514	$5,837	$736
If recognized, approximately $2.5 million, $2.7 million and $(1.0) million, net of federal tax benefits, of the unrecognized tax benefits as of December 31, 2014, 2013 and 2012, respectively, would affect the effective tax rate.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of ACC, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $1.7 million in the next 12 months.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized interest and penalties of $161 thousand, $542 thousand and nil for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014 and 2013, ACC had a payable of $1.8 million and $1.6 million, respectively, related to accrued interest and penalties.
ACC files income tax returns, as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial, in the U.S. federal jurisdiction, and various states jurisdictions. The Internal Revenue Service (“IRS”) has completed its field examination of the 1997 through 2011 tax returns. However, for federal income tax purposes these years, except for 2007, continue to remain open as a consequence of certain unagreed upon issues. The IRS is currently auditing the ACC's U.S. income tax returns for 2012 and 2013. ACC's or certain of its subsidiaries' state income tax returns are currently under examination by various jurisdictions for years ranging from 1997 through 2008 and remain open for all years after 2008.

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
ACC may in the normal course of business be a party to legal, regulatory or arbitration proceedings concerning matters arising in connection with the conduct of its business activities. The outcome of any such proceeding cannot be predicted with any certainty. ACC believes that it is not a party to, nor are any of its properties the subject of, any pending legal, regulatory or arbitration proceedings that are reasonably likely to have a material adverse effect on ACC's financial condition, results of operations or liquidity. Notwithstanding the foregoing, it is possible that the outcome of any such legal, arbitration or regulatory proceedings could have a material impact on ACC’s results of operations in any particular reporting period as the proceedings are resolved.

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2014

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CASH EQUIVALENTS
COMMERCIAL PAPER
KROGER CO	1/5/2015	—%	$8,000	$8,000	$8,000
PACIFICORP	1/2/2015	—%	10,000	10,000	10,000
PRUDENTIAL FINANCIAL INC	1/2/2015	—%	2,800	2,800	2,800
PUBLIC SERVICE COMPANY OF COLORADO	1/14/2015	—%	7,000	6,998	6,998
TOTAL CASH EQUIVALENTS				27,798	27,798
FIXED MATURITIES
U.S. GOVERNMENT AND AGENCIES OBLIGATIONS
UNITED STATES TREASURY	11/15/2028	5.250%	200	213	268
UNITED STATES TREASURY	4/15/2017	0.875%	165	165	165
TOTAL - U.S. GOVERNMENT AND AGENCIES OBLIGATIONS				378	433
RESIDENTIAL MORTGAGE BACKED SECURITIES
AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES:
FANNIE MAE ARM 70117	9/1/2017	2.270%	3	3	3
FANNIE MAE ARM 70007	7/1/2017	1.869%	13	13	13
FANNIE MAE ARM 105989	8/1/2020	3.203%	21	22	21
FANNIE MAE ARM 88879	11/1/2019	2.578%	73	73	73
FANNIE MAE ARM 89125	8/1/2019	1.873%	104	105	109
FANNIE MAE ARM 190726	3/1/2033	4.825%	226	231	241
FANNIE MAE FNMA_13-2 13-2 KF	1/25/2037	0.350%	18,201	18,156	18,117
FANNIE MAE ARM 249907	2/1/2024	2.625%	270	273	281
FANNIE MAE 254590	1/1/2018	5.000%	1,384	1,385	1,457
FANNIE MAE 254591	1/1/2018	5.500%	947	958	1,001
FANNIE MAE ARM 303259	3/1/2025	2.236%	97	99	101
FANNIE MAE 303970	9/1/2024	6.000%	668	661	765
FANNIE MAE 545492	2/1/2022	5.500%	344	341	385
FANNIE MAE 545249	10/1/2016	5.500%	239	239	252
FANNIE MAE 545303	9/1/2016	5.000%	690	686	727
FANNIE MAE ARM 545786	6/1/2032	2.290%	231	232	237
FANNIE MAE HYBRID ARM 566074	5/1/2031	2.400%	482	481	508
FANNIE MAE HYBRID ARM 584507	6/1/2031	2.285%	334	333	352
FANNIE MAE 584829	5/1/2016	6.000%	55	55	56
FANNIE MAE 585743	5/1/2016	5.500%	143	143	151
FANNIE MAE 616220	11/1/2016	5.000%	216	214	227
FANNIE MAE 617270	1/1/2017	5.000%	344	342	362
FANNIE MAE ARM 620293	1/1/2032	2.400%	436	432	455
FANNIE MAE 622462	12/1/2016	5.500%	294	293	311
FANNIE MAE 623866	2/1/2017	5.000%	289	288	304
FANNIE MAE 625943	3/1/2017	5.000%	287	286	302

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2014

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE AL1037	1/1/2037	2.361%	7,491	7,999	8,051
FANNIE MAE AL2269	10/1/2040	2.774%	11,610	12,360	12,287
FANNIE MAE AL3935	9/1/2037	2.250%	19,023	20,156	20,393
FANNIE MAE AL3961	2/1/2039	2.147%	14,010	14,810	14,874
FANNIE MAE	3/1/2037	2.140%	15,653	16,491	16,675
FANNIE MAE	9/1/2036	2.163%	21,798	23,029	23,284
FANNIE MAE	2/1/2039	2.364%	17,762	18,884	19,077
FANNIE MAE AO8746	8/1/2027	2.500%	32,200	33,313	32,872
FANNIE MAE ARM 651629	8/1/2032	2.145%	330	330	345
FANNIE MAE ARM 654158	10/1/2032	1.790%	634	636	673
FANNIE MAE ARM 654195	10/1/2032	1.790%	632	633	671
FANNIE MAE ARM 655646	8/1/2032	2.228%	402	402	419
FANNIE MAE ARM 655798	8/1/2032	2.149%	687	685	730
FANNIE MAE ARM 661501	9/1/2032	2.191%	204	205	208
FANNIE MAE ARM 661349	9/1/2032	2.231%	277	277	293
FANNIE MAE ARM 661744	10/1/2032	2.203%	511	513	547
FANNIE MAE ARM 664521	10/1/2032	2.080%	192	193	197
FANNIE MAE ARM 664750	10/1/2032	2.074%	460	461	483
FANNIE MAE ARM 670731	11/1/2032	1.790%	485	487	508
FANNIE MAE ARM 670779	11/1/2032	1.790%	1,073	1,080	1,126
FANNIE MAE ARM 670890	12/1/2032	1.797%	692	695	735
FANNIE MAE ARM 670912	12/1/2032	1.790%	567	569	602
FANNIE MAE ARM 670947	12/1/2032	1.795%	637	641	677
FANNIE MAE FNMA_05-87 05-87 PE	12/25/2033	5.000%	1,735	1,749	1,754
FANNIE MAE FNMA_06-36 06-36 GF	5/25/2036	0.470%	10,367	10,418	10,379
FANNIE MAE FNMA_07-46 07-46 FB	5/25/2037	0.540%	5,468	5,482	5,489
FANNIE MAE FNMA_09-107 09-107 FL	2/25/2038	0.820%	11,173	11,231	11,247
FANNIE MAE FNMA_10-17 10-17 CA	11/25/2023	4.000%	1,020	1,027	1,029
FANNIE MAE FNMA_10-28 10-28 MB	10/25/2027	7.000%	4,462	4,523	4,534
FANNIE MAE FNMA_10-24 10-24 GA	9/25/2038	5.000%	2,007	2,026	2,024
FANNIE MAE FNMA_10-39 10-39 JT	5/25/2038	5.000%	12,843	13,067	13,050
FANNIE MAE ARM 694852	4/1/2033	2.135%	532	541	565
FANNIE MAE 703446	5/1/2018	4.500%	3,063	3,104	3,218
FANNIE MAE 704592	5/1/2018	5.000%	962	973	1,014
FANNIE MAE 708635	6/1/2018	5.000%	674	681	710
FANNIE MAE ARM 722779	9/1/2033	1.792%	1,240	1,242	1,294
FANNIE MAE 725558	6/1/2034	2.212%	643	638	693
FANNIE MAE	7/1/2033	1.793%	1,120	1,116	1,153
FANNIE MAE	7/1/2034	1.773%	421	413	447
FANNIE MAE ARM 733525	8/1/2033	1.925%	932	897	978

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2014

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE 735034	10/1/2034	2.091%	9,411	9,941	10,073
FANNIE MAE 735702	7/1/2035	2.156%	7,367	7,591	7,857
FANNIE MAE ARM 739194	9/1/2033	2.161%	644	646	685
FANNIE MAE ARM 743256	10/1/2033	2.209%	363	358	384
FANNIE MAE ARM 743856	11/1/2033	2.208%	289	290	306
FANNIE MAE ARM 758873	12/1/2033	2.151%	772	764	821
FANNIE MAE 794787	10/1/2034	1.885%	618	626	649
FANNIE MAE 799733	11/1/2034	2.144%	503	511	534
FANNIE MAE 801917	10/1/2034	2.445%	918	922	977
FANNIE MAE 801337	9/1/2034	1.951%	5,826	6,143	6,218
FANNIE MAE 804561	9/1/2034	2.277%	1,350	1,353	1,434
FANNIE MAE 807219	1/1/2035	2.425%	3,844	3,878	4,107
FANNIE MAE 809532	2/1/2035	4.982%	513	516	541
FANNIE MAE	8/1/2035	2.455%	1,290	1,297	1,390
FANNIE MAE 889335	6/1/2018	4.500%	2,725	2,766	2,864
FANNIE MAE 889485	6/1/2036	2.277%	7,241	7,366	7,702
FANNIE MAE 922674	4/1/2036	2.474%	3,870	3,966	4,128
FANNIE MAE 968438	1/1/2038	2.179%	9,419	9,914	10,117
FANNIE MAE 995548	9/1/2035	2.206%	5,115	5,233	5,444
FANNIE MAE 995123	8/1/2037	2.475%	3,562	3,689	3,833
FANNIE MAE 995604	11/1/2035	2.319%	14,448	15,266	15,390
FANNIE MAE 995614	8/1/2037	1.461%	3,619	3,816	3,718
FANNIE MAE AB1980	12/1/2020	3.000%	8,152	8,295	8,506
FANNIE MAE AB5230	5/1/2027	2.500%	17,256	17,636	17,616
FANNIE MAE MA0099	6/1/2019	4.000%	2,943	2,970	3,117
FANNIE MAE MA0598	12/1/2020	3.500%	7,275	7,492	7,695
FANNIE MAE MA1144	8/1/2027	2.500%	16,115	16,700	16,475
FANNIE MAE AD0901	4/1/2040	3.323%	11,538	12,283	12,255
FANNIE MAE AE0559	12/1/2034	2.094%	8,037	8,483	8,515
FANNIE MAE AE0566	8/1/2035	2.302%	7,702	8,122	8,215
FREDDIE MAC STRUCTURED PASS THROUGH T-76 2A	10/25/2037	3.154%	13,048	13,313	12,453
FREDDIE MAC_2574 CMO 2574 JM	12/15/2022	5.000%	163	163	165
FREDDIE MAC_2586 CMO 2586 GB	1/15/2023	5.500%	282	283	288
FREDDIE MAC_2901 2901 MA	10/15/2033	4.500%	89	89	91
FREDDIE MAC_43-63	9/15/2041	0.526%	17,492	17,530	17,562
FREDDIE MAC ARM 845154	7/1/2022	2.336%	53	54	55
FREDDIE MAC ARM 845523	11/1/2023	2.253%	14	14	14
FREDDIE MAC ARM 845654	2/1/2024	2.569%	176	178	186
FREDDIE MAC ARM 845730	11/1/2023	2.311%	205	210	212
FREDDIE MAC ARM 845733	4/1/2024	2.354%	257	260	270

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2014

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FREDDIE MAC ARM 846702	10/1/2029	2.314%	66	68	70
FREDDIE MAC ARM 846107	2/1/2025	2.740%	59	60	62
FREDDIE MAC 1N1474	5/1/2037	2.385%	3,833	3,986	4,104
FREDDIE MAC 1H2520	6/1/2035	2.375%	12,334	13,114	13,194
FREDDIE MAC 1Q1540	6/1/2040	3.020%	19,795	21,185	21,153
FREDDIE MAC 1Q1515	11/1/2038	2.293%	43,648	46,224	46,639
FREDDIE MAC	5/1/2038	2.258%	32,610	34,520	34,816
FREDDIE MAC 1Q1548	8/1/2038	2.288%	19,829	20,920	21,174
FREDDIE MAC ARM 350190	5/1/2022	2.375%	49	50	49
FREDDIE MAC ARM 788941	12/1/2031	2.375%	128	126	131
FREDDIE MAC 848922	4/1/2037	2.328%	11,140	11,909	11,898
FREDDIE MAC	9/1/2039	2.576%	10,304	10,901	10,939
FREDDIE MAC	8/1/2037	3.100%	14,566	15,569	15,421
FREDDIE MAC ARM 1B0183	12/1/2031	2.531%	118	116	121
FREDDIE MAC ARM 780845	9/1/2033	2.375%	416	405	434
FREDDIE MAC ARM 780514	5/1/2033	2.375%	674	690	712
FREDDIE MAC ARM 605048	11/1/2018	1.928%	1	1	1
FREDDIE MAC ARM 840031	1/1/2019	2.250%	4	4	4
FREDDIE MAC ARM 840035	1/1/2019	2.250%	29	29	29
FREDDIE MAC ARM 840036	1/1/2019	2.250%	18	18	18
FREDDIE MAC ARM 840072	6/1/2019	2.125%	40	40	41
FREDDIE MAC ARM 405014	1/1/2019	2.260%	21	21	21
FREDDIE MAC ARM 405092	3/1/2019	2.125%	25	24	25
FREDDIE MAC ARM 405185	10/1/2018	2.125%	50	50	52
FREDDIE MAC ARM 405243	7/1/2019	2.260%	42	42	42
FREDDIE MAC ARM 405437	10/1/2019	2.275%	45	45	45
FREDDIE MAC ARM 405615	10/1/2019	2.107%	19	19	19
FREDDIE MAC ARM 605432	8/1/2017	2.088%	14	14	14
FREDDIE MAC ARM 605433	9/1/2017	2.021%	31	31	31
FREDDIE MAC ARM 605454	10/1/2017	2.310%	10	10	10
FREDDIE MAC ARM 606024	2/1/2019	1.962%	32	32	32
FREDDIE MAC ARM 606025	7/1/2019	1.700%	85	85	87
FREDDIE MAC ARM 785363	2/1/2025	2.364%	74	75	78
FREDDIE MAC ARM 865008	2/1/2018	3.030%	46	46	47
FREDDIE MAC ARM 780903	9/1/2033	2.375%	497	493	528
FREDDIE MAC	8/1/2034	2.375%	1,783	1,803	1,896
FREDDIEMAC STRIP FHSTR_328	2/15/2038	0.506%	20,158	20,189	20,194
FREDDIE MAC FHLMC_3812 3812 BE	9/15/2018	2.750%	2,961	2,988	3,033
FREDDIE MAC FHLMC_4159 4159 FD	1/15/2043	0.511%	18,829	18,900	18,986
FREDDIE MAC FHLMC_2934 2934 CI	1/15/2034	5.000%	4,005	4,078	4,102

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2014

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FREDDIE MAC FHLMC_3370 3370 TF	10/15/2037	0.491%	5,150	5,157	5,168
FREDDIE MAC GOLD G11004	4/1/2015	7.000%	—	—	—
FREDDIE MAC GOLD G11193	8/1/2016	5.000%	227	226	238
FREDDIE MAC GOLD G11298	8/1/2017	5.000%	434	434	456
FREDDIE MAC GOLD G30227	5/1/2023	5.500%	1,042	1,070	1,164
FREDDIE MAC GOLD E90153	6/1/2017	6.000%	104	105	108
FREDDIE MAC GOLD E90154	6/1/2017	6.000%	234	237	242
FREDDIE MAC GOLD E91041	9/1/2017	5.000%	361	361	379
FREDDIE MAC GOLD E95403	3/1/2018	5.000%	485	491	509
FREDDIE MAC GOLD E95671	4/1/2018	5.000%	627	634	659
FREDDIE MAC GOLD E01140	5/1/2017	6.000%	493	498	514
FREDDIE MAC GOLD C90581	8/1/2022	5.500%	297	295	332
FREDDIE MAC GOLD C90582	9/1/2022	5.500%	164	163	183
GINNIE MAE A 10-59 VK	3/20/2036	4.000%	11,303	11,468	11,452
GINNIE MAEA 11-72 M	6/20/2038	4.000%	7,690	8,116	7,932
GINNIE MAE A	11/20/2041	0.605%	14,661	14,697	14,819
GINNIE MAE G	10/20/2041	0.455%	19,109	19,088	19,196
GINNIE MAE II ARM 8157	3/20/2023	1.625%	101	102	104
GINNIE MAE II ARM 8206	3/20/2017	2.000%	18	18	19
GINNIE MAE II ARM 8240	7/20/2017	1.625%	14	13	14
GINNIE MAE II ARM 8251	8/20/2017	2.000%	1	1	1
GINNIE MAE II ARM 8274	10/20/2017	2.500%	47	46	48
GINNIE MAE II ARM 8283	11/20/2017	2.500%	4	4	4
GINNIE MAE II ARM 8293	12/20/2017	2.500%	10	10	10
GINNIE MAE II ARM 8353	5/20/2018	2.500%	24	23	24
GINNIE MAE II ARM 8341	4/20/2018	2.500%	2	2	2
GINNIE MAE II ARM 8365	6/20/2018	2.500%	27	27	28
GINNIE MAE II ARM 8377	7/20/2018	2.500%	15	14	15
GINNIE MAE II ARM 8428	11/20/2018	3.500%	5	5	5
GINNIE MAE II ARM 8440	12/20/2018	3.500%	17	17	18
GINNIE MAE II ARM 8638	6/20/2025	1.625%	138	139	142
GINNIE MAE II	7/20/2040	1.625%	12,946	13,424	13,491
GINNIE MAE II 082581	7/20/2040	4.000%	17,345	18,629	18,090
GINNIE MAE II 082602	8/20/2040	4.000%	29,155	31,349	31,139
GINNIE MAE II	12/20/2039	1.625%	14,185	14,773	14,825
GINNIE MAE II 082464	1/20/2040	4.000%	5,101	5,490	5,488
GINNIE MAE II 082497	3/20/2040	3.500%	9,659	10,274	10,122

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2014

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

GINNIE MAE II	1/20/2041	1.625%	13,536	14,095	14,106
GINNIE MAE II 082794	4/20/2041	3.500%	21,152	22,600	22,184
TOTAL AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				864,223	868,460
NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES:
ARMT_04-2	2/25/2035	2.503%	1,183	1,200	1,171
ASSET BACKED SECURITIES CORP H	2/25/2035	0.845%	1,683	1,601	1,673
BALTA_05-2	4/25/2035	2.692%	2,769	2,764	2,462
BANC OF AMERICA ALTERNATIVE LOAN	2/25/2033	5.000%	571	571	583
BANC OF AMERICA FUNDING CORP	9/20/2035	2.692%	3,159	2,788	2,705	c
BANC OF AMERICA FUNDING CORP	10/3/2039	0.414%	4,963	4,942	4,962
BANC OF AMERICA MORTGAGE SECURITIES	6/25/2019	5.000%	501	507	507
BANK OF AMERICA FUNDING CORP	10/20/2035	4.765%	3,112	2,925	2,990
BCAP LLC TRUST BCAP_09-RR1	11/26/2034	2.612%	2,095	2,031	2,113
BCAP LLC TRUST BCAP_09-RR1	5/26/2035	2.614%	8,137	7,866	8,223
BCAP LLC TRUST BCAP_09-RR1	5/26/2035	2.621%	5,088	4,910	5,154
BCAP LLC TRUST BCAP_09-RR8	3/26/2037	5.500%	1,387	1,378	1,425
BCAP LLC TRUST BCAP_10-RR6	10/26/2035	5.500%	341	341	342
BCAP LLC TRUST BCAP_10-RR7	4/26/2035	4.621%	236	236	236
BCAP LLC TRUST BCAP_11-RR10	6/26/2035	2.621%	11,152	11,149	11,269
BCAP LLC TRUST BCAP_11-R11	10/26/2035	2.609%	6,228	6,195	6,230
BCAP LLC TRUST BCAP_12-RR10	3/26/2036	2.611%	28,334	28,793	28,485
BCAP LLC TRUST BCAP_12-RR10	3/26/2036	3.000%	2,477	2,486	2,488
BCAP LLC TRUST BCAP_12-RR10	10/26/2035	2.710%	7,044	7,107	7,166
BCAP LLC TRUST BCAP_12-RR11	7/26/2036	2.607%	17,352	17,742	17,416
BCAP LLC TRUST BCAP_12-RR11	7/26/2037	3.000%	7,949	8,002	7,994
BCAP LLC TRUST BCAP_12-RR12	6/26/2035	3.000%	9,063	9,173	9,061
BCAP LLC TRUST BCAP_12-RR12	6/26/2037	3.000%	5,553	5,591	5,556
BCAP LLC TRUST BCAP_12-RR3	7/26/2037	2.212%	4,743	4,747	4,716
BCAP LLC TRUST BCAP_12-RR3	7/26/2035	2.590%	8,358	8,503	8,389
BCAP LLC TRUST BCAP_12-RR3	1/26/2036	2.629%	4,697	4,785	4,702
BCAP LLC TRUST BCAP_12-RR5	10/26/2036	2.585%	7,265	7,288	7,293
BCAP LLC TRUST BCAP_12-RR6	5/26/2036	2.362%	6,964	6,941	6,941
BCAP LLC TRUST BCAP_13-RR1	11/26/2035	2.354%	9,111	9,222	9,158
BCAP LLC TRUST BCAP_13-RR8	5/26/2036	2.738%	8,850	8,917	8,684
BCAP LLC TRUST BCAP_14-RR2	9/26/2046	1.075%	13,222	12,844	12,779
BCAP_13-RR7	6/26/2037	2.407%	9,197	9,267	9,169
BCAP_13-RR9	1/26/2036	2.663%	15,446	15,562	15,486
BEAR STEARNS FUNDING TRUST BSM	12/25/2046	0.380%	1,875	1,020	822	c
BOAMS_03-I	10/25/2033	2.731%	3,081	3,072	3,117
BOAMS_04-B	3/25/2034	2.639%	4,968	4,954	4,185
BOAMS_04-E	6/25/2034	2.708%	5,497	5,472	5,487

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2014

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BOAMS_06-B	11/20/2046	2.888%	1,889	1,686	1,546	c
BVMBS_05-1	2/22/2035	2.920%	3,875	3,865	3,802
CENTEX HOME EQUITY CXHE_03-A	12/25/2031	4.250%	1,534	1,524	1,552
CFLX_07-M1	8/25/2037	0.320%	9,844	9,862	6,663	c
CHASE MORTGAGE FINANCE CORPORATE	2/25/2037	2.535%	9,779	9,691	9,639
CITIGROUP MORTGAGE LOAN TRUST	8/25/2035	2.556%	2,370	2,251	2,184	c
CITIGROUP MORTGAGE LOAN TRUST	11/25/2036	4.000%	9,254	9,302	9,415
CITIGROUP MORTGAGE LOAN TRUST	11/25/2035	2.540%	1,460	1,478	1,469
CITIGROUP MORTGAGE LOAN TRUST	9/25/2037	2.378%	951	943	954
CITIGROUP MORTGAGE LOAN TRUST	4/25/2037	2.721%	8,434	8,434	8,505
CITIGROUP MORTGAGE LOAN TRUST	8/25/2036	2.353%	5,571	5,586	5,575
CITIGROUP MORTGAGE LOAN TRUST	11/25/2035	2.639%	4,644	4,647	4,634
CITIGROUP MORTGAGE LOAN TRUST	3/25/2036	5.981%	15,754	15,991	15,891
CITIGROUP MORTGAGE LOAN TRUST	9/25/2036	2.506%	11,686	11,724	11,629
CITIGROUP MORTGAGE LOAN TRUST	9/25/2035	3.500%	5,664	5,699	5,719
CITIGROUP MORTGAGE LOAN TRUST	8/25/2027	2.000%	4,954	4,970	4,930
CITIGROUP MORTGAGE LOAN TRUST	9/25/2034	2.400%	9,839	10,000	9,883
CITIGROUP MRT LOAN TT CMLTI_10	2/25/2035	2.400%	1,763	1,763	1,792
CITIGROUP MRT LOAN TT CMLTI_10	9/25/2037	1.156%	2,393	2,382	2,385
CMLTI_09-6	4/25/2037	0.240%	1,092	1,083	1,058
CMLTI_13-12	3/25/2035	2.418%	17,905	18,099	17,953
CMLTI_13-7	8/25/2036	2.353%	10,760	10,806	10,460
CMLTI_13-9	9/25/2034	2.410%	19,185	19,298	19,132
CMLTI_14-11	10/25/2035	2.558%	24,682	25,319	25,330
CMLTI_14-11	11/25/2036	3.250%	12,667	13,012	13,016
CMLTI_14-2	2/20/2036	2.313%	26,061	26,328	26,077
CMLTI_14-2	4/25/2036	3.250%	28,095	28,327	28,235
CMLTI_14-5	2/20/2036	1.915%	30,371	30,825	30,328
COUNTRYWIDE ALTERNATIVE LOAN	7/20/2035	1.424%	2,743	2,202	2,275	c
COUNTRYWIDE HOME LOANS CWHL_03	1/19/2034	2.448%	8,702	8,921	8,673
COUNTRYWIDE HOME LOANS CWHL_05	11/20/2035	4.832%	6,930	5,950	6,144	c
CREDIT SUISSE COMMERCIAL MORTGAGE	5/27/2036	2.000%	8,230	8,288	8,150
CREDIT SUISSE COMMERCIAL MORTGAGE	9/27/2036	2.659%	9,638	9,864	9,804
CREDIT SUISSE MORTGAGE CAPITAL	4/26/2037	5.500%	583	579	590
CREDIT SUISSE MORTGAGE CAPITAL	6/26/2036	2.300%	6,496	6,496	6,548
CREDIT SUISSE MORTGAGE CAPITAL	6/29/2047	1.156%	8,685	8,680	8,563
CREDIT SUISSE MORTGAGE CAPITAL	9/26/2034	2.618%	28,874	29,162	28,639
CREDIT SUISSE MORTGAGE CAPITAL	9/26/2034	2.618%	28,874	28,936	28,129
CREDIT SUISSE MORTGAGE CAPITAL	12/27/2037	3.400%	6,834	6,844	6,902
CSFB_04-AR3	4/25/2034	2.498%	5,725	5,808	5,818

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2014

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CSMC_13-11R	6/27/2034	2.750%	13,374	13,382	13,340
CSMC_13-11R	5/27/2034	2.750%	23,524	23,570	23,176
CSMC_13-12R	8/27/2033	2.750%	38,907	38,378	37,900
CSMC_13-8R	5/27/2037	0.395%	11,335	11,141	11,010
CSMC_14-11R	1/27/2036	2.403%	30,000	30,374	30,338
CSMC_14-5R	7/27/2037	2.500%	14,204	14,204	14,127
CWALT_04-33	12/25/2034	2.699%	676	684	651
CWALT_05-27	8/25/2035	1.628%	3,513	2,889	2,766	c
CWALT_06-OA19	2/20/2047	0.415%	922	117	307	c
CWHEL_04-K	2/15/2034	0.461%	291	220	260	c
DEUTSCHE ALT-A SECURITIES INC	2/25/2037	0.340%	10,329	6,205	8,600	c
DEUTSCHE ALT-A SECURITIES INC	1/25/2047	0.330%	8,971	8,347	6,476	c
DEUTSCHE ALT-A SECURITIES INC	2/25/2047	0.320%	4,017	3,523	2,792	c
EQUITY ONE ABS INC EQABS_04-3	7/25/2034	5.080%	4,471	4,491	4,638
FHAMS_04-AA7	2/25/2035	2.209%	1,111	1,122	998
FIRST HORIZON ALTERNATIVE MORTGAGE	10/25/2034	2.235%	1,752	1,778	1,742
FIRST HORIZON ALTERNATIVE MORTGAGE	3/25/2035	2.250%	2,159	2,191	1,930
FIRST HORIZON ALTERNATIVE MORTGAGE	5/25/2035	2.261%	4,870	4,908	4,573
FMIC_04-3	8/25/2034	2.015%	1,471	1,404	1,465
GMAC MORTGAGE CORPORATION LOAN	8/19/2034	2.922%	1,308	1,311	1,277
GMAC MORTGAGE CORPORATION LOAN	8/19/2034	3.298%	1,567	1,570	1,558
GPMF_05-AR5	11/25/2045	2.113%	5,913	5,377	4,451	c
GS MORTGAGE SECURITIES CORPORATION	8/26/2035	3.118%	19,077	19,628	19,650
GSMSC_09-1R	11/25/2035	2.601%	1,913	1,810	1,928
GSMSC_09-1R	11/25/2035	2.599%	1,831	1,713	1,842
GSR MORTGAGE LOAN TRUST GSR_05	10/25/2035	2.585%	5,678	5,359	5,079	c
GSR MORTGAGE LOAN TRUST GSR_05	11/25/2035	2.639%	2,741	2,586	2,635
GSR MORTGAGE LOAN TRUST GSR_05	5/25/2035	2.617%	3,351	3,365	3,126
GSR MORTGAGE LOAN TRUST GSR_05	1/25/2035	2.632%	3,860	3,877	3,843
HARBORVIEW MORTGAGE LOAN TRUST	11/19/2034	2.015%	1,616	1,603	1,539
HARBORVIEW MORTGAGE LOAN TRUST	9/19/2035	1.613%	2,629	2,249	1,947	c
HARBORVIEW MORTGAGE LOAN TRUST	10/20/2045	2.113%	7,041	6,403	6,024	c
HARBORVIEW MORTGAGE LOAN TRUST	1/25/2047	0.364%	4,046	1,552	1,496	c
HVMLT_04-1	4/19/2034	2.699%	438	441	440
HVMLT_04-10	1/19/2035	2.556%	1,031	1,042	1,022
HVMLT_04-4	6/19/2034	1.281%	100	99	96
HVMLT_04-6	8/19/2034	2.610%	530	526	528
INDX_05-AR1	3/25/2035	2.589%	53	54	52
INDX_05-AR5	5/25/2035	2.439%	3,963	3,655	3,455	c
JEFFERIES & CO JMAC_09-R12	2/26/2035	2.588%	6,362	6,236	6,458

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2014

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

JEFFERIES & CO JMAC_09-R12	1/26/2035	2.662%	2,795	2,735	2,861
JEFFERIES & CO JMAC_09-R2	12/26/2037	2.579%	10,699	10,799	10,598
JEFFRIES & CO JMAC_09-R3	12/26/2035	2.374%	3,707	3,509	3,724
JP MORGAN REREMIC JPMRR_09-12	7/26/2037	5.750%	679	690	695
JP MORGAN REREMIC JPMRR_10-1	2/26/2037	6.000%	26	26	26
JP MORGAN REREMIC JPMRR_10-5	8/26/2036	2.353%	1,500	1,503	1,506
JP MORGAN REREMIC JPMRR_11-2	3/26/2036	3.000%	4,413	4,367	4,458
LUMINENT MORTGAGE TRUST LUM_06	10/25/2046	0.410%	1,727	583	939	c
LUMINENT MORTGAGE TRUST LUM_07	1/25/2037	0.360%	485	605	93	c
MARM_05-1	2/25/2035	2.605%	2,404	2,437	2,127
MERRILL LYNCH MORTGAGE INVESTOR	2/25/2035	2.472%	3,062	3,062	3,047
MLCC_04-1	12/25/2034	2.161%	747	749	740
MLMI_03-A5	8/25/2033	2.307%	1,930	1,927	1,950
MLMI_05-A1	12/25/2034	2.519%	1,294	1,298	1,296
MORGAN STANLEY MORTGAGE LOAN TRUST	11/25/2034	2.929%	601	609	585
MORGAN STANLEY MORTGAGE LOAN TRUST	11/25/2034	2.465%	1,815	1,845	1,816
MORGAN STANLEY REREMIC TRUST	9/26/2035	5.205%	7,129	7,344	7,242
MORGAN STANLEY REREMIC TRUST	7/26/2036	0.330%	288	288	288
MORGAN STANLEY REREMIC TRUST	9/26/2036	0.525%	4,024	3,969	3,672
MORGAN STANLEY REREMIC TRUST	11/26/2036	1.957%	8,257	8,372	8,234
MORGAN STANLEY REREMIC TRUST	8/26/2034	2.440%	34,887	35,549	34,841
MORGAN STANLEY REREMIC TRUST	8/26/2034	2.411%	30,369	30,911	30,820
MSRR_13-R3	2/26/2036	2.748%	25,030	25,293	25,164
MSRR_13-R3	12/26/2036	2.017%	10,196	10,269	10,139
MSRR_13-R3	11/26/2036	1.957%	6,171	6,144	6,065
MSRR_13-R3	2/26/2036	2.502%	20,923	21,074	20,920
MSRR_13-R8	9/26/2036	2.614%	35,561	36,396	35,833
MSRR_13-R8	9/26/2036	2.691%	13,595	13,768	13,575
MSRR_13-R8	9/26/2036	2.687%	5,958	6,052	5,925
MSRR_13-R8	9/26/2036	2.411%	7,658	7,706	7,599
MSRR_13-R8	9/26/2036	2.607%	14,885	15,153	14,819
MSRR_13-R8	9/26/2036	2.610%	13,517	13,753	13,400
MSRR_13-R9	6/26/2046	2.613%	13,306	13,523	13,364
MSRR_14-R6	9/26/2035	2.661%	29,204	29,753	30,237
NMRR_14-6R	4/26/2037	2.524%	7,307	7,442	7,449
NMRR_14-7R	1/26/2036	2.629%	10,256	10,465	10,468
NRZT_14-3A	11/25/2054	3.750%	12,500	12,839	12,798
NSMLT_13-A	12/25/2052	3.750%	5,703	5,837	5,824
OPTEUM MORTGAGE ACCEPTANCE CORP	2/25/2035	0.770%	34	34	34
RABS_04-1A	12/15/2030	4.000%	257	256	257

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2014

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

RALI_03-QS2	2/25/2033	4.500%	733	729	738
RALI_04-QR1	10/25/2034	5.250%	167	166	168
RALI_04-QS5	4/25/2034	4.750%	489	487	494
RASC_04-KS9	10/25/2034	4.620%	2,807	2,347	2,608	c
RBSSP RESECURITIZATION TRUST	4/26/2036	2.615%	11,529	11,702	11,720
RBSSP RESECURITIZATION TRUST	12/27/2035	4.000%	6,109	6,251	6,234
RBSSP RESECURITIZATION TRUST	5/26/2047	0.300%	164	164	163
RBSSP RESECURITIZATION TRUST	2/26/2047	0.330%	5,953	5,897	5,867
RBSSP RESECURITIZATION TRUST	4/26/2035	0.670%	9,120	8,716	8,646
RENAISSANCE HOME EQUITY LOAN	11/25/2035	4.814%	2,531	2,524	2,603
RESIDENTIAL ACCREDIT LOANS INC	2/25/2047	0.360%	2,447	1,242	496	c
RESIDENTIAL ACCREDIT LOANS INC	2/25/2035	3.081%	4,129	3,617	3,425	c
RESIDENTIAL ASSET SECURITIES CORP	12/25/2033	4.540%	1,025	1,033	1,060
RFMSI_05-SA2	6/25/2035	2.828%	4,584	4,592	4,369
SASC_03-24A	7/25/2033	2.378%	455	461	448
WAMU_03-AR6	6/25/2033	2.437%	2,323	2,317	2,333
WAMU_04-AR10	7/25/2044	0.627%	1,186	1,190	1,105
WAMU_05-AR10	9/25/2035	2.391%	10,000	9,995	9,473
WAMU_05-AR3	3/25/2035	2.396%	3,245	3,257	3,220
WAMU_05-AR4	4/25/2035	2.373%	9,984	9,948	9,718
WELLS FARGO MORTGAGE BACKED	6/25/2035	2.614%	17,443	17,841	17,693
WFMBS_03-M	12/25/2033	2.615%	1,736	1,790	1,746
WFMBS_04-CC	1/25/2035	2.616%	1,329	1,333	1,346
WFMBS_04-DD	1/25/2035	2.615%	3,913	3,912	3,899
WFMBS_04-I	7/25/2034	2.597%	3,160	3,165	3,214
WFMBS_04-K	7/25/2034	2.615%	3,558	3,680	3,559
WFMBS_04-O	8/25/2034	2.615%	541	537	540
WFMBS_04-Q	9/25/2034	2.615%	5,741	5,823	5,795
WFMBS_04-W	11/25/2034	2.615%	9,670	9,691	9,794
WFMBS_05-AR12	6/25/2035	2.621%	4,464	4,218	4,469
WFMBS_05-AR2	3/25/2035	2.613%	916	918	923
WFMBS_05-AR2	3/25/2035	2.613%	2,429	2,410	2,451
TOTAL NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				1,369,788	1,352,410
TOTAL RESIDENTIAL MORTGAGE BACKED SECURITIES				2,234,011	2,220,870
ASSET BACKED SECURITIES
321 HENDERSON RECEIVABLES LLC	12/15/2048	3.820%	1,778	1,780	1,868
ACCESS GROUP INC ACSS_06-1	8/25/2023	0.343%	3,185	3,140	3,169
ALLY MASTER OWNER TRUST 2012-3	6/15/2017	0.861%	10,000	10,014	10,019
ALLY MASTER OWNER TRUST AMOT_1	2/15/2017	0.961%	15,000	15,007	15,009
APIDOS CDO APID_14-17A	4/17/2026	1.728%	20,000	19,981	19,868

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2014

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

ARES CLO LTD ARES_13-1A	4/15/2025	1.331%	40,000	39,893	39,167
ARL FIRST LLC ARLFR_12-1A	12/15/2042	1.911%	15,034	15,191	15,112
ATRIUM CDO CORP ATRM_10A	7/16/2025	1.349%	25,000	24,967	24,491
CENTRE POINT FUNDING LLC CPF_1	8/20/2021	2.610%	1,108	1,108	1,110
CGMS_13-1A	2/14/2025	1.533%	20,000	20,000	19,738
CLI FUNDING LLC CLIF_06-1A	8/18/2021	0.342%	2,269	2,039	2,253
CLIF_14-1A	6/18/2029	3.290%	14,227	14,251	14,198
COLLE_02-2	3/1/2042	1.620%	10,000	8,452	9,000
CRONOS CONTAINERS PROGRAM LTD	9/18/2027	3.810%	7,750	7,970	7,751
DIAMOND RESORTS OWNER TRUST DR	5/20/2026	2.270%	4,398	4,398	4,420
DRSLF_14-33	7/15/2026	1.707%	30,000	30,000	29,713
DRYDEN SENIOR LOAN FUND DRSLF	7/15/2025	1.331%	40,000	40,000	39,169
EXETER AUTOMOBILE RECEIVABLES	6/15/2017	1.300%	765	765	765
FNH_13-1A	1/10/2018	1.980%	2,003	2,003	2,007
GE DEALER FLOORPLAN MASTER NOTE	10/20/2017	0.605%	12,000	12,000	12,016
GLOBAL SC FINANCE SRL SEACO_14	7/17/2029	3.190%	9,583	9,581	9,496
GLOBAL TOWER PARTNERS ACQUISITION	6/15/2041	3.967%	7,000	7,000	7,182
HILTON GRAND VACATIONS TRUST 13-A	1/25/2026	2.280%	6,817	6,817	6,853
INGIM_13-2A	4/25/2025	1.384%	30,000	30,000	29,469
NISSAN MASTER OWNER TRUST REC	5/15/2017	0.631%	24,500	24,516	24,520
NORTHSTAR EDUCATION FINANCE IN	7/30/2018	0.403%	10,000	9,922	9,860
NVTAS_13-1	11/15/2016	1.950%	2,364	2,364	2,366
OAKC_13-8A	4/20/2025	1.351%	20,000	20,000	19,661
RACE POINT CLO LTD RACEP_13-8A	2/20/2025	1.482%	14,000	13,971	13,821
RENTAL CAR FINANCE CORPORATION	2/25/2016	2.510%	833	833	834
SBAP_05-10D	7/1/2015	4.510%	193	193	194
SCHOLAR FUNDING TRUST SCHOL_12	10/28/2025	0.570%	3,477	3,471	3,469
SIERRA RECEIVABLES FUNDING 11-1A	4/20/2026	3.350%	1,201	1,200	1,226
SIERRA RECEIVABLES FUNDING 12-1A	11/20/2028	2.840%	1,465	1,465	1,488
SIERRA RECEIVABLES FUNDING 12-3A	8/20/2029	1.870%	1,322	1,333	1,328
SIERRA RECEIVABLES FUNDING 13-2A	11/20/2025	2.280%	3,043	3,043	3,075
SLM PRIVATE CREDIT STUDENT LOAN	9/15/2020	0.680%	2,883	2,619	2,869
SLM PRIVATE CREDIT STUDENT LOAN	9/15/2020	0.631%	1,306	1,279	1,294
SLM STUDENT LOAN TRUST SLMA_06	7/25/2019	0.314%	4,811	4,733	4,798
SLM STUDENT LOAN TRUST SLMA_11	11/25/2027	0.770%	2,907	2,903	2,915
SLM STUDENT LOAN TRUST SLMA_12	10/15/2030	3.480%	5,000	5,046	5,184
SLM STUDENT LOAN TRUST SLMA_12	12/26/2025	0.820%	13,573	13,683	13,596
SLMA_05-A	12/15/2020	0.381%	591	577	592
SLMA_05-B	3/15/2023	0.421%	6,667	6,246	6,619
SLMA_06-4	10/27/2025	0.334%	12,492	12,460	12,468

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2014

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

SMALL BUSINESS ADMINISTRATION	10/1/2022	4.750%	804	812	847
SMART TRUST SMAT_11-2USA	4/14/2017	2.310%	1,576	1,576	1,587
SMART TRUST SMAT_11-4USA	8/14/2017	2.280%	5,000	5,000	5,028
SMART TRUST SMAT_12-2USA	10/14/2016	1.590%	5,189	5,189	5,203
SVO VOI MORTGAGE CORP SVOVM_12	9/20/2029	2.000%	2,607	2,637	2,592
UHAUL_10-BR1A	10/25/2023	4.899%	6,575	6,575	6,962
WLKRG_13-AA	3/15/2029	3.100%	1,916	1,916	1,921
TOTAL ASSET BACKED SECURITIES				481,919	480,160
COMMERCIAL MORTGAGE BACKED SECURITIES
AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES:
FANNIE MAE	1/1/2019	6.075%	789	793	861
FANNIE MAE 06-M2 06-M2 A2A	10/25/2032	5.271%	9,480	10,088	10,957
GINNIE MAE A 10-16 A	1/16/2040	3.214%	425	425	427
GINNIE MAE A 10-161 AB	5/16/2035	2.110%	2,454	2,471	2,478
GINNIE MAE_13-13	4/16/2046	1.700%	7,269	6,931	6,838
GINNIE MAE_11-165 11-165 A	10/16/2037	2.194%	20,642	20,844	20,616
GINNIE MAE A 13-141 A	6/16/2040	2.023%	19,319	19,328	19,264
GINNIE MAE A	6/16/2037	1.350%	4,694	4,627	4,613
GINNIE MAE A	6/16/2047	2.000%	9,904	9,950	10,135
GINNIE MAE_14-70	4/16/2042	1.900%	34,593	35,099	35,468
GINNIE MAE A 13-159 A	8/16/2038	1.794%	18,147	17,989	18,069
GINNIE MAE 13-146 AH	8/16/2040	2.000%	9,732	9,753	9,758
GINNIE MAE A	5/16/2038	2.250%	14,472	14,546	14,502
GINNIE MAE_14-48	10/16/2041	1.900%	19,683	19,943	20,233
GINNIE MAE_14-9	9/16/2041	2.500%	9,811	10,091	10,130
GINNIE MAE A	6/16/2048	2.361%	9,755	10,084	10,234
GINNIE MAE_14-61	1/16/2044	2.205%	14,800	14,847	14,859
GINNIE MAE A	12/16/2040	1.900%	7,432	7,547	7,478
GINNIE MAE_14-143	3/16/2040	2.500%	4,971	5,104	5,057
GINNIE MAE_14-143	3/16/2040	2.000%	9,942	10,046	10,029
TOTAL AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES				230,506	232,006
NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES:
BACM_05-1	11/10/2042	5.271%	6,593	6,593	6,591
CFCRE COMMERCIAL MORTAGE TRUST	12/15/2047	3.061%	23,000	23,195	23,656
COLNY_14-1	4/20/2050	2.543%	7,371	7,371	7,358
COMM MORTGAGE TRUST COMM	6/8/2030	1.158%	10,000	9,985	9,998
COMM_13-RIA4	11/27/2028	3.250%	5,041	5,043	5,067
DBUBS MORTGAGE TRUST DBUBS_11LC1A	11/10/2046	3.742%	14,232	14,366	14,581
DBUBS MORTGAGE TRUST DBUBS_11-LC2A	7/10/2044	3.527%	3,343	3,363	3,480
EXTENDED STAY AMERICA TRUST 13-ESH5	12/5/2031	1.830%	8,875	8,874	8,782
GECMC_05-C3	7/10/2045	4.940%	9	9	9

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2014

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

GENERAL ELECTRIC CAPITAL	5/12/2035	5.254%	459	455	466
GREENWICH CAPITAL COMMERCIAL	3/10/2039	5.381%	3,767	3,767	3,778
GS MORTGAGE SECURITIES CORPORATE	8/10/2044	2.999%	12,500	12,533	12,827
GS MORTGAGE SECURITIES CORPORATE	12/10/2043	3.849%	8,923	8,973	9,154
JP MORGAN CHASE COMMERCIAL MTG	2/12/2049	5.682%	1,619	1,646	1,688
JP MORGAN CHASE COMMERCIAL MTG	11/15/2043	2.749%	5,972	5,985	6,041
JP MORGAN CHASE COMMERCIAL MTG	8/5/2032	3.300%	8,080	8,124	8,357
JP MORGAN CHASE COMMERCIAL MTG	8/15/2046	3.149%	4,425	4,432	4,549
JP MORGAN CHASE COMMERCIAL MTG	11/13/2044	3.364%	7,195	7,214	7,457
MORGAN STANLEY CAPITAL I MSCI_	9/15/2047	2.602%	2,971	2,974	2,989
MSC_11-C3	7/15/2049	3.224%	3,681	3,687	3,798
ORES NPL LLC ORES_14-V3	3/27/2024	3.000%	18,329	18,330	18,327
RIALTO REAL ESTATE FUND LP	5/15/2024	2.850%	1,155	1,155	1,155
UBSC_11-C1	1/10/2045	3.187%	9,000	9,079	9,366
TOTAL NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES:				167,153	169,474
TOTAL COMMERCIAL MORTGAGE BACKED SECURITIES				397,659	401,480
CORPORATE DEBT SECURITIES
BANKING
WASHINGTON MUTUAL BANK/HENDERSON	6/15/2011	—%	1,500	—	3	c, d
TOTAL BANKING				—	3
BASIC INDUSTRY
DOW CHEMICAL COMPANY	2/15/2016	2.500%	8,385	8,544	8,530
EASTMAN CHEMICAL COMPANY	6/1/2017	2.400%	8,425	8,457	8,557
LYONDELLBASELL INDUSTRIES NV	4/15/2019	5.000%	2,000	2,189	2,182
VALE OVERSEAS LTD	1/23/2017	6.250%	10,750	11,491	11,466
TOTAL BASIC INDUSTRY				30,681	30,735
CAPITAL GOODS
BAE SYSTEMS	10/11/2016	3.500%	4,300	4,479	4,467
L-3 COMMUNICATIONS CORP	11/15/2016	3.950%	29,566	30,738	30,849
L-3 COMMUNICATIONS CORP	5/28/2017	1.500%	7,500	7,496	7,426
LOCKHEED MARTIN CORPORATION	5/1/2016	7.650%	22,000	23,905	23,958
NORDSON CORP	7/26/2017	2.270%	15,000	15,000	14,993
STERICYCLE INC	10/15/2017	3.890%	800	842	837
WASTE MANAGEMENT INC	3/11/2015	6.375%	1,040	1,049	1,051
WASTE MANAGEMENT INC	9/1/2016	2.600%	11,954	12,040	12,229
TOTAL CAPITAL GOODS				95,549	95,810
COMMUNICATIONS
A&E TELEVISION NETWORKS LLC	8/22/2019	3.110%	5,000	5,075	5,032
BSKYB FINANCE UK PLC	10/15/2015	5.625%	11,960	12,321	12,411
DEUTSCHE TELEKOM INTERNATIONAL	4/11/2016	3.125%	10,000	10,071	10,249
ORANGE SA	9/14/2016	2.750%	7,500	7,487	7,664

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2014

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

QWEST CORP	6/15/2015	7.625%	510	510	524
SCRIPPS NETWORKS INTERACTIVE	12/15/2016	2.700%	2,016	2,073	2,071
SCRIPPS NETWORKS INTERACTIVE	11/15/2019	2.750%	6,054	6,062	6,079
TCM SUB LLC	1/15/2015	3.550%	32,561	32,570	32,584
TELEFONICA EMISIONES	4/27/2015	3.729%	4,500	4,500	4,540
TOTAL COMMUNICATIONS				80,669	81,154
CONSUMER CYCLICAL
AUTOLIV ASP INC	4/23/2019	2.840%	5,000	5,000	4,973
BEST BUY CO INC	3/15/2016	3.750%	10,000	9,942	10,163
YUM! BRANDS INC.	4/15/2016	6.250%	15,700	16,608	16,660
TOTAL CONSUMER CYCLICAL				31,550	31,796
CONSUMER NON-CYCLICAL
ANHEUSER-BUSCH INBEV FINANCE I	1/17/2018	1.250%	37,180	36,585	36,780
CLOROX COMPANY	1/15/2015	5.000%	2,900	2,905	2,903
CLOROX COMPANY	10/15/2017	5.950%	21,640	24,206	24,128
CONAGRA FOODS INC	9/10/2015	1.350%	5,000	5,004	5,020
CONAGRA FOODS INC	1/25/2018	1.900%	9,375	9,415	9,313
DIAGEO CAPITAL PLC	5/11/2017	1.500%	31,885	32,012	31,927
DIAGEO FINANCE	10/28/2015	5.300%	1,875	1,947	1,944
ESSILOR INTERNATIONAL	3/15/2017	2.650%	7,500	7,500	7,636
ESSILOR INTERNATIONAL	5/4/2017	1.840%	15,000	15,018	14,988
EXPRESS SCRIPTS HOLDING	5/15/2016	3.125%	7,000	7,079	7,196
GENERAL MILLS INC	10/20/2017	1.400%	30,000	29,995	29,873
HEINEKEN NV	10/1/2015	0.800%	13,800	13,795	13,815
KELLOGG COMPANY	5/30/2016	4.450%	7,450	7,788	7,835
KELLOGG COMPANY	11/17/2016	1.875%	5,000	5,077	5,069
KROGER COMPANY	10/1/2015	3.900%	4,000	4,054	4,086
MARS INC	10/11/2017	2.190%	35,000	35,000	34,917
MCKESSON CORP	12/4/2015	0.950%	3,430	3,437	3,438
SABMILLER HOLDINGS INC	1/15/2015	1.850%	16,195	16,202	16,201
SODEXO INC	3/4/2019	2.710%	10,000	10,000	9,969
TYSON FOODS INC	8/15/2019	2.650%	7,603	7,683	7,672
WM WRIGLEY JR CO	10/21/2016	1.400%	15,960	16,038	15,973
WM WRIGLEY JR CO	10/20/2017	2.000%	7,746	7,867	7,802
TOTAL CONSUMER NON-CYCLICAL				298,607	298,485
ELECTRIC
AEP TEXAS CENTRAL CO	4/30/2019	2.610%	8,000	8,000	7,926
AMERICAN ELECTRIC POWER COMPANY	12/15/2017	1.650%	5,674	5,697	5,675
APPALACHIAN POWER CO	5/24/2015	3.400%	15,000	15,025	15,161
ARIZONA PUBLIC SERVICE CO	5/15/2015	4.650%	647	656	656

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2014

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

ARIZONA PUBLIC SERVICE CO	8/1/2016	6.250%	1,505	1,623	1,630
CENTERPOINT ENERGY INC	2/1/2017	5.950%	10,000	10,965	10,904
CONSUMERS ENERGY COMPANY	10/15/2015	2.600%	10,000	10,051	10,104
DOMINION RESOURCES	9/15/2017	1.400%	1,850	1,852	1,834
DTE ENERGY COMPANY	6/1/2016	6.350%	1,260	1,333	1,352
DUKE ENERGY CORP	4/1/2015	3.350%	7,000	7,019	7,045
DUKE ENERGY CORP	8/15/2017	1.625%	9,365	9,417	9,371
ELECTRIC TRANSMISSION TEXAS	6/28/2018	3.690%	25,000	26,154	25,819
NEVADA PWR CO	3/15/2016	5.950%	11,000	11,548	11,645
NEXTERA ENERGY CAPITAL HOLDING	6/1/2015	1.200%	11,025	11,041	11,046
NORTHEAST UTILS	5/1/2018	1.450%	16,755	16,540	16,501
ONCOR ELECTRIC DELIVERY CO LLC	1/15/2015	6.375%	5,210	5,219	5,217
TRANSALTA CORP	1/15/2015	4.750%	8,600	8,607	8,609
TRANSALTA CORP	6/3/2017	1.900%	27,905	27,978	27,787
VIRGINIA ELECTRIC AND POWER CO	1/15/2016	5.400%	1,500	1,572	1,572
XCEL ENERGY INC	5/9/2016	0.750%	6,029	6,032	6,018
TOTAL ELECTRIC				186,329	185,872
ENERGY
ANADARKO PETROLEUM CORP	9/15/2016	5.950%	19,681	21,029	21,046
APACHE CORP	4/15/2017	1.750%	9,472	9,593	9,463
BP CAPITAL MARKETS PLC	3/11/2016	3.200%	10,710	11,033	10,999
CANADIAN NATURAL RESOURCES LTD	8/15/2016	6.000%	3,145	3,400	3,405
CANADIAN NATURAL RESOURCES LTD	5/15/2017	5.700%	13,300	14,570	14,418
CENTERPOINT ENERGY RESOURCES	5/1/2016	6.150%	1,395	1,490	1,487
CHESAPEAKE ENERGY CORP	8/15/2017	6.500%	210	209	224
COLORADO INTERSTATE GAS CO LTD	3/15/2015	5.950%	1,977	1,992	1,999
COLORADO INTERSTATE GAS CO LTD	11/15/2015	6.800%	35,318	36,619	36,942
KERN RIVER FDG CORP	4/30/2018	4.893%	10,579	11,340	11,317
KINDER MORGAN ENERGY PARTNERS	2/15/2015	5.625%	17,605	17,683	17,694
MARATHON OIL CORP	11/1/2015	0.900%	27,625	27,643	27,544
MARATHON PETROLEUM CORP	3/1/2016	3.500%	15,328	15,796	15,707
NOBLE HOLDING INTERNATIONAL	3/1/2016	3.050%	26,651	27,101	26,885
NOBLE HOLDING INTERNATIONAL	3/15/2017	2.500%	5,000	5,065	4,783
NORTHWEST PIPELINE LLC	6/15/2016	7.000%	6,780	7,244	7,361
PANHANDLE EASTERN PIPE LINE	11/1/2017	6.200%	5,000	5,649	5,557
PHILLIPS 66	5/1/2017	2.950%	17,360	18,038	17,929
PLAINS ALL AMERICAN PIPELINE	9/15/2015	3.950%	8,000	8,125	8,164

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2014

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

SOUTHERN NAT GAS CO LLC	4/1/2017	5.900%	3,296	3,614	3,544
SOUTHERN STAR CENTRAL GAS PIPE	6/1/2016	6.000%	9,449	9,888	9,933
TRANSCONTINENTAL GAS PIPE LINE	4/15/2016	6.400%	649	680	692
TOTAL ENERGY				257,801	257,093
FINANCE COMPANIES
GENERAL ELECTRIC CAP CORP	10/17/2016	3.350%	25,000	25,767	25,997
GENERAL ELECTRIC CAP CORP	7/2/2015	1.625%	7,000	7,014	7,042
GENERAL ELECTRIC CAP CORP	1/8/2016	1.000%	4,000	3,996	4,015
TOTAL FINANCE COMPANIES				36,777	37,054
INSURANCE
ANTHEM INC	9/10/2015	1.250%	14,375	14,396	14,433
TOTAL INSURANCE				14,396	14,433
NATURAL GAS
SEMPRA ENERGY	4/1/2017	2.300%	3,950	4,044	4,023
TOTAL NATURAL GAS				4,044	4,023
TECHNOLOGY
HEWLETT-PACKARD CO	9/15/2016	3.000%	30,000	30,389	30,803
SAP IRELAND US FINANCIAL SERVICES	10/14/2017	2.950%	3,000	3,075	3,062
SAP IRELAND US FINANCIAL SERVICES	6/1/2016	2.770%	15,000	15,295	15,262
SAP IRELAND US FINANCIAL SERVICES	11/15/2017	2.130%	10,000	10,000	9,981
TOTAL TECHNOLOGY				58,759	59,108
TRANSPORTATION
CSX CORPORATION	4/1/2015	6.250%	367	371	372
UNION PACIFIC CORPORATION	2/1/2016	7.000%	12,500	13,247	13,306
TOTAL TRANSPORTATION				13,618	13,678
TOTAL - CORPORATE DEBT SECURITIES				1,108,780	1,109,244
STRUCTURED SECURITIES
MERRILL LYNCH ELLIOTT & PAIGE	2/23/2010	2.209%	11,000	—	—	c, d
TOTAL STRUCTURED SECURITIES				—	—
TOTAL - FIXED MATURITIES				4,222,747	4,212,187
COMMON STOCKS
BUILDING PRODCUTS
CONTECH ENGINEERED SOLUTIONS			13	296	515	d
TOTAL BUILDING PRODUCTS				296	515
CHEMICALS
LYONDELLBASELL INDUSTRIES NV			16	82	1,285
TOTAL CHEMICALS				82	1,285
CONGLOMERATES/DIVERSIFIED MFG
DAYCO LLC			10	115	353
TOTAL CONGLOMERATES/DIVERSIFIED MFG				115	353

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2014

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

ELECTRONIC/INFO/DATATECH
EAGLE TOPCO 2013 LTD			210	—	—	d
TOTAL ELECTRONIC/INFO/DATATECH				—	—
FINANCE - OTHER
NPF XII INC -ABS			10,000	—	—	d
TOTAL FINANCE - OTHER				—	—
GAMING
HERBST GAMING INC			9	87	87	d
TROPICANA ENTERTAINMENT LLC			4	—	73	d
TOTAL GAMING				87	160
MEDIA
CENGAGE LEARNING INC			4	128	85	d
CUMULUS MED INC			23	69	97	d
DEX ONE CORP			—	—	—
MEDIANEWS GRP INC			3	41	110	d
MGM HOLDINGS II INC			37	714	2,777	c, d
TRIBUNE MEDIA COMPANY			13	576	767	d
TOTAL MEDIA				1,528	3,836
METALS/MINING
ALERIS INTERNATIONAL INC			5	184	209	d
TOTAL METALS/MINING				184	209
PUBLISHING
TRIBUNE PUBLISHING CO			3	1	73
TOTAL PUBLISHING				1	73
TELECOMMUNICATIONS
HAWAIIAN TELCOM HOLDCO INC			3	50	92	c, d
TOTAL TELECOMMUNICATIONS				50	92
TOTAL - COMMON STOCKS				2,343	6,523
SYNDICATED LOANS
BASIC INDUSTRY
CELANESE US HOLDINGS LLC	10/31/2018	2.485%	707	706	706
FMG RESOURCES -AUGUST 2006- PT	6/30/2019	3.750%	997	992	992
HUNTSMAN INTERNATIONAL LLC	4/19/2017	0.027%	1,168	1,165	1,165
HUNTSMAN INTERNATIONAL LLC	4/19/2017	0.029%	433	430	430
TRONOX PIGMENTS -NETHERLANDS	3/19/2020	4.000%	1,000	993	993
UNIVAR INC	6/30/2017	5.000%	499	480	480
TOTAL BASIC INDUSTRY				4,766	4,766
BROKERAGE
LPL HOLDINGS	3/29/2019	3.250%	740	732	732
TOTAL BROKERAGE				732	732
CAPITAL GOODS

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2014

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

ACCUDYNE INDUSTRIES BORROWER	12/13/2019	4.000%	984	969	969
B/E AEROSPACE INC	12/16/2021	4.000%	150	149	149
BERRY PLASTICS CORP	2/8/2020	3.500%	997	982	982
BERRY PLASTICS GROUP INC	1/6/2021	3.750%	2,024	1,997	1,997
CROSBY US ACQUISITION CORP	11/23/2020	3.750%	997	995	995
IMG WORLDWIDE INC	5/6/2021	5.250%	1,000	991	991
REYNOLDS GROUP HOLDINGS INC	12/1/2018	4.000%	997	997	997
SPIRIT AROSYSTMS	9/15/2020	3.250%	997	991	991
TRANSDIGM INC	2/28/2020	3.750%	997	993	993
WCA WASTE	3/23/2018	4.000%	734	734	734
WESCO AIRCRAFT	2/28/2021	3.250%	995	983	983
TOTAL CAPITAL GOODS				10,781	10,781
COMMUNICATIONS
CHARTER COMMUN HLDGS LLC	1/3/2021	3.000%	1,314	1,293	1,293
CSC HLDGS LLC	4/17/2020	2.656%	871	859	859
DEX ONE CORP	12/31/2016	9.750%	290	183	183
INTELSAT HOLDINGS SA	6/30/2019	3.750%	1,000	984	984
ION MEDIA NETWORKS INC	12/18/2020	4.750%	350	348	348
MEDIACOM LLC	1/31/2015	1.640%	401	401	401
NATIONAL CNEMDIA	11/26/2019	2.984%	1,000	977	977
NIELSEN FINANCE LLC	4/15/2021	3.158%	755	754	754
SINCLAIR TELEVISION GROUP INC	4/9/2020	3.000%	1,000	984	984
SONIFI SOLUTIONS INC	3/28/2018	6.750%	309	260	260
SOUTHWIRE CO	2/10/2021	3.250%	1,000	985	985
SUPERMEDIA INC	12/30/2016	11.600%	202	141	141
TRIBUNE MEDIA COMPANY	12/27/2020	4.000%	1,867	1,862	1,862
WINDSTREAM CORP	8/8/2019	3.500%	1,000	987	987
YELL FINANCE LTD	3/1/2019	5.247%	234	188	188
YELL FINANCE LTD	3/1/2024	1.234%	543	—	—	d
YELL FINANCE LTD	3/1/2019	—%	22	—	—
TOTAL COMMUNICATIONS				11,206	11,206
CONSUMER CYCLICAL
CREATIVE ARTISTS AGENCY LLC	12/17/2021	5.500%	150	149	149
LAS VEGAS SANDS LLC	12/19/2020	3.250%	556	544	544
PENN NTL GAMING INC	10/30/2020	3.250%	997	992	992
REGAL CINEMAS CORP	8/23/2017	2.680%	997	992	992
SABRE INC	2/19/2019	4.000%	278	278	278
TOTAL CONSUMER CYCLICAL				2,955	2,955
CONSUMER NON-CYCLICAL
ARAMARK SERVICES INC	7/26/2016	3.666%	49	49	49
ARAMARK SERVICES INC	7/26/2016	3.666%	27	27	27

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2014

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

ARAMARK SERVICES INC	2/24/2021	3.250%	743	740	740
BIOMET INC	7/25/2017	3.670%	1,763	1,751	1,751
CATALENT PHARMA SOLUTIONS	5/20/2021	4.250%	677	672	672
ENDO LUXEMBOURG FINANCE	3/1/2021	3.250%	997	993	993
GRIFOLS WOLRDWIDE OPERATIONS U	2/27/2021	3.156%	997	992	992
HCA-THE HEALTHCARE	5/1/2018	2.983%	1,172	1,170	1,170
HJ HEINZ CO	6/5/2020	3.500%	866	857	857
JARDEN CORP	9/30/2020	2.906%	209	209	209
JBS USA LLC	9/18/2020	3.750%	1,000	985	985
MALLINCKRODT INTERNATIONAL	3/19/2021	3.500%	997	996	996
PARTY CITY HOLDINGS INC	7/27/2019	4.000%	997	989	989
RPI FINANCE TRUST	11/9/2016	2.733%	997	997	997
US FOODS INC	3/31/2019	4.500%	1,500	1,493	1,493
VARSITY BRANDS INC.	12/10/2021	6.000%	125	124	124
TOTAL CONSUMER NON-CYCLICAL				13,044	13,044
ELECTRIC
CALPINE CORP	10/22/2020	4.000%	1,000	991	991
ENERGY FUTURE HOLDINGS CORP	4/25/2015	—%	1,883	1,868	1,868
EQUIPOWER RESOURCES HOLDINGS	12/21/2018	5.500%	2,000	1,998	1,998
STAR WEST GENERATION LLC	3/13/2020	4.250%	1,000	997	997
VIVA ALAMO LLC	2/22/2021	5.250%	274	272	272
TOTAL ELECTRIC				6,126	6,126
OTHER INDUSTRY
BELDEN INC	9/27/2020	3.250%	997	997	997
TOTAL OTHER INDUSTRY				997	997
OTHER UTILITY
SANDY CREEK	11/9/2020	5.000%	1,000	996	996
TOTAL UTILITY				996	996
TECHNOLOGY
AVAGO TECHNOLOGIES LTD	5/6/2021	3.750%	995	995	995
DELL INC	10/29/2018	3.750%	973	973	973
FREESCALE SEMICONDUCTOR INC	2/28/2020	4.250%	1,477	1,452	1,452
MICROSEMI CORP	2/19/2020	3.250%	1,000	990	990
TOTAL TECHNOLOGY				4,410	4,410

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2014

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

TRANSPORTATION
AMERICAN AIRLINES	6/27/2019	3.750%	997	993	993
DELTA AIR LINES INC	10/18/2018	3.250%	1,000	984	984
HERTZ CORPORATION	3/11/2018	3.500%	997	983	983
TOTAL TRANSPORTATION				2,960	2,960
TOTAL - SYNDICATED LOANS BEFORE ALLOWANCE FOR LOAN LOSSES				58,973	58,973
ALLOWANCE FOR LOAN LOSSES				(1,123)	(1,123)
TOTAL - SYNDICATED LOANS, NET				57,850	57,850

DERIVATIVES
PURCHASED OPTIONS
BNP PARIBAS SA	2/10/2015		—	1,300	1,300
BNP PARIBAS SA	2/17/2015		—	1,146	1,146
BNP PARIBAS SA	2/24/2015		—	1,199	1,199
BNP PARIBAS SA	3/10/2015		—	1,002	1,002
BNP PARIBAS SA	3/17/2015		—	1,092	1,092
BNP PARIBAS SA	3/24/2015		—	1,193	1,193
BNP PARIBAS SA	4/21/2015		—	1,042	1,042
BNP PARIBAS SA	4/28/2015		—	1,081	1,081
BNP PARIBAS SA	8/18/2015		—	800	800
BNP PARIBAS SA	9/8/2015		—	741	741
BNP PARIBAS SA	9/22/2015		—	680	680
BNP PARIBAS SA	10/6/2015		—	821	821
BNP PARIBAS SA	10/13/2015		—	1,055	1,055
BNP PARIBAS SA	10/27/2015		—	671	671
BNP PARIBAS SA	11/17/2015		—	491	491
BNP PARIBAS SA	11/24/2015		—	417	417
BNP PARIBAS SA	12/15/2015		—	775	775
BNP PARIBAS SA	12/22/2015		—	512	512
S & P 500 PLOT	2/3/2015		—	1,635	1,635
WELLS FARGO BANK NA	1/6/2015		—	1,057	1,057
WELLS FARGO BANK NA	1/13/2015		—	1,247	1,247
WELLS FARGO BANK NA	1/20/2015		—	1,221	1,221
WELLS FARGO BANK NA	1/27/2015		—	1,589	1,589
WELLS FARGO BANK NA	3/3/2015		—	1,082	1,082
WELLS FARGO BANK NA	3/31/2015		—	1,044	1,044
WELLS FARGO BANK NA	4/7/2015		—	1,130	1,130
WELLS FARGO BANK NA	4/14/2015		—	1,317	1,317
WELLS FARGO BANK NA	5/5/2015		—	1,091	1,091
WELLS FARGO BANK NA	5/12/2015		—	956	956

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2014

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	5/19/2015		—	1,081	1,081
WELLS FARGO BANK NA	5/26/2015		—	890	890
WELLS FARGO BANK NA	6/2/2015		—	919	919
WELLS FARGO BANK NA	6/9/2015		—	907	907
WELLS FARGO BANK NA	6/16/2015		—	909	909
WELLS FARGO BANK NA	6/23/2015		—	713	713
WELLS FARGO BANK NA	6/30/2015		—	615	615
WELLS FARGO BANK NA	7/7/2015		—	635	635
WELLS FARGO BANK NA	7/14/2015		—	642	642
WELLS FARGO BANK NA	7/21/2015		—	628	628
WELLS FARGO BANK NA	7/28/2015		—	606	606
WELLS FARGO BANK NA	8/4/2015		—	818	818
WELLS FARGO BANK NA	8/11/2015		—	866	866
WELLS FARGO BANK NA	8/25/2015		—	742	742
WELLS FARGO BANK NA	9/1/2015		—	648	648
WELLS FARGO BANK NA	9/15/2015		—	655	655
WELLS FARGO BANK NA	9/29/2015		—	783	783
WELLS FARGO BANK NA	10/20/2015		—	869	869
WELLS FARGO BANK NA	11/3/2015		—	559	559
WELLS FARGO BANK NA	11/10/2015		—	506	506
WELLS FARGO BANK NA	12/1/2015		—	500	500
WELLS FARGO BANK NA	12/8/2015		—	486	486
WELLS FARGO BANK NA	12/29/2015		—	500	500
TOTAL PURCHASED OPTIONS				45,864	45,864
WRITTEN OPTIONS
BNP PARIBAS SA	2/10/2015		—	(1,118)	(1,118)
BNP PARIBAS SA	2/10/2015		—	(30)	(30)
BNP PARIBAS SA	2/17/2015		—	(991)	(991)
BNP PARIBAS SA	2/17/2015		—	(13)	(13)
BNP PARIBAS SA	2/24/2015		—	(1,038)	(1,038)
BNP PARIBAS SA	2/24/2015		—	(13)	(13)
BNP PARIBAS SA	3/10/2015		—	(842)	(842)
BNP PARIBAS SA	3/10/2015		—	(24)	(24)
BNP PARIBAS SA	3/17/2015		—	(940)	(940)
BNP PARIBAS SA	3/17/2015		—	(12)	(12)
BNP PARIBAS SA	3/24/2015		—	(1,032)	(1,032)
BNP PARIBAS SA	3/24/2015		—	(12)	(12)
BNP PARIBAS SA	4/21/2015		—	(901)	(901)
BNP PARIBAS SA	4/21/2015		—	(12)	(12)
BNP PARIBAS SA	4/28/2015		—	(937)	(937)

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2014

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP PARIBAS SA	4/28/2015		—	(12)	(12)
BNP PARIBAS SA	8/18/2015		—	(680)	(680)
BNP PARIBAS SA	8/18/2015		—	(8)	(8)
BNP PARIBAS SA	9/8/2015		—	(630)	(630)
BNP PARIBAS SA	9/8/2015		—	(8)	(8)
BNP PARIBAS SA	9/22/2015		—	(580)	(580)
BNP PARIBAS SA	9/22/2015		—	(9)	(9)
BNP PARIBAS SA	10/6/2015		—	(715)	(715)
BNP PARIBAS SA	10/6/2015		—	(12)	(12)
BNP PARIBAS SA	10/13/2015		—	(939)	(939)
BNP PARIBAS SA	10/13/2015		—	(16)	(16)
BNP PARIBAS SA	10/27/2015		—	(574)	(574)
BNP PARIBAS SA	10/27/2015		—	(9)	(9)
BNP PARIBAS SA	11/17/2015		—	(423)	(423)
BNP PARIBAS SA	11/17/2015		—	(8)	(8)
BNP PARIBAS SA	11/24/2015		—	(356)	(356)
BNP PARIBAS SA	11/24/2015		—	(7)	(7)
BNP PARIBAS SA	12/15/2015		—	(687)	(687)
BNP PARIBAS SA	12/15/2015		—	(12)	(12)
BNP PARIBAS SA	12/22/2015		—	(441)	(441)
BNP PARIBAS SA	12/22/2015		—	(7)	(7)
CME GROUP INC	2/3/2015		—	(21)	(21)
S&P 500 INDEX®	2/3/2015		—	(1,471)	(1,471)
WELLS FARGO BANK NA	1/6/2015		—	(905)	(905)
WELLS FARGO BANK NA	1/6/2015		—	(13)	(13)
WELLS FARGO BANK NA	1/13/2015		—	(1,070)	(1,070)
WELLS FARGO BANK NA	1/13/2015		—	(12)	(12)
WELLS FARGO BANK NA	1/20/2015		—	(1,046)	(1,046)
WELLS FARGO BANK NA	1/20/2015		—	(12)	(12)
WELLS FARGO BANK NA	1/27/2015		—	(1,407)	(1,407)
WELLS FARGO BANK NA	1/27/2015		—	(17)	(17)
WELLS FARGO BANK NA	3/3/2015		—	(909)	(909)
WELLS FARGO BANK NA	3/3/2015		—	(22)	(22)
WELLS FARGO BANK NA	3/31/2015		—	(896)	(896)
WELLS FARGO BANK NA	3/31/2015		—	(11)	(11)
WELLS FARGO BANK NA	4/7/2015		—	(965)	(965)
WELLS FARGO BANK NA	4/7/2015		—	(28)	(28)
WELLS FARGO BANK NA	4/14/2015		—	(1,156)	(1,156)
WELLS FARGO BANK NA	4/14/2015		—	(15)	(15)
WELLS FARGO BANK NA	5/5/2015		—	(951)	(951)

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2014

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	5/5/2015		—	(13)	(13)
WELLS FARGO BANK NA	5/12/2015		—	(823)	(823)
WELLS FARGO BANK NA	5/12/2015		—	(11)	(11)
WELLS FARGO BANK NA	5/19/2015		—	(944)	(944)
WELLS FARGO BANK NA	5/19/2015		—	(13)	(13)
WELLS FARGO BANK NA	5/26/2015		—	(762)	(762)
WELLS FARGO BANK NA	5/26/2015		—	(11)	(11)
WELLS FARGO BANK NA	6/2/2015		—	(785)	(785)
WELLS FARGO BANK NA	6/2/2015		—	(10)	(10)
WELLS FARGO BANK NA	6/9/2015		—	(768)	(768)
WELLS FARGO BANK NA	6/9/2015		—	(8)	(8)
WELLS FARGO BANK NA	6/16/2015		—	(760)	(760)
WELLS FARGO BANK NA	6/16/2015		—	(18)	(18)
WELLS FARGO BANK NA	6/23/2015		—	(603)	(603)
WELLS FARGO BANK NA	6/23/2015		—	(9)	(9)
WELLS FARGO BANK NA	6/30/2015		—	(512)	(512)
WELLS FARGO BANK NA	6/30/2015		—	(7)	(7)
WELLS FARGO BANK NA	7/7/2015		—	(535)	(535)
WELLS FARGO BANK NA	7/7/2015		—	(8)	(8)
WELLS FARGO BANK NA	7/14/2015		—	(537)	(537)
WELLS FARGO BANK NA	7/14/2015		—	(8)	(8)
WELLS FARGO BANK NA	7/21/2015		—	(523)	(523)
WELLS FARGO BANK NA	7/21/2015		—	(7)	(7)
WELLS FARGO BANK NA	7/28/2015		—	(508)	(508)
WELLS FARGO BANK NA	7/28/2015		—	(8)	(8)
WELLS FARGO BANK NA	8/4/2015		—	(706)	(706)
WELLS FARGO BANK NA	8/4/2015		—	(11)	(11)
WELLS FARGO BANK NA	8/11/2015		—	(746)	(746)
WELLS FARGO BANK NA	8/11/2015		—	(11)	(11)
WELLS FARGO BANK NA	8/25/2015		—	(604)	(604)
WELLS FARGO BANK NA	8/25/2015		—	(23)	(23)
WELLS FARGO BANK NA	9/1/2015		—	(546)	(546)
WELLS FARGO BANK NA	9/1/2015		—	(8)	(8)
WELLS FARGO BANK NA	9/15/2015		—	(555)	(555)
WELLS FARGO BANK NA	9/15/2015		—	(8)	(8)
WELLS FARGO BANK NA	9/29/2015		—	(672)	(672)
WELLS FARGO BANK NA	9/29/2015		—	(10)	(10)
WELLS FARGO BANK NA	10/20/2015		—	(758)	(758)
WELLS FARGO BANK NA	10/20/2015		—	(12)	(12)
WELLS FARGO BANK NA	11/3/2015		—	(485)	(485)

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2014

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	11/3/2015		—	(9)	(9)
WELLS FARGO BANK NA	11/10/2015		—	(434)	(434)
WELLS FARGO BANK NA	11/10/2015		—	(8)	(8)
WELLS FARGO BANK NA	12/8/2015		—	(419)	(419)
WELLS FARGO BANK NA	12/8/2015		—	(8)	(8)
WELLS FARGO BANK NA	12/29/2015		—	(430)	(430)
WELLS FARGO BANK NA	12/29/2015		—	(7)	(7)
WELLS FARGO BANK NA/MN	12/1/2015		—	(430)	(430)
WELLS FARGO BANK NA/MN	12/1/2015		—	(7)	(7)
TOTAL WRITTEN OPTIONS				(40,073)	(40,073)
NONPERFORMANCE RISK ADJUSTMENTS
NONPERFORMANCE RISK ADJUSTMENT			—	(7)	(7)
TOTAL NON PERFORMANCE RISK ADJUSTMENTS				(7)	(7)
TOTAL DERIVATIVES				5,784	5,784

TOTAL INVESTMENTS IN CASH EQUIVALENTS, FIXED MATURITIES, COMMON STOCK, SYNDICATED LOANS AND DERIVATIVES				$4,316,522	$4,310,142

NOTES
(a) Cash equivalents are carried at amortized cost which approximates fair value. Fixed maturities and common stock are carried at fair value. In the absence of quoted market prices, fair values are obtained from third party pricing services, non-binding broker quotes or other model-based valuation techniques. Syndicated loans are carried at amortized cost, less allowance for loan losses. Derivatives are traded in over-the-counter markets using pricing models with market observable inputs. See notes to the financial statements regarding security valuation.
(b) For Federal income tax purposes, the cost of investments is $4.3 billion.
(c) Securities written down due to other-than-temporary impairment related to credit losses.
(d) Non-Income producing securities.

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CASH EQUIVALENTS
COMMERCIAL PAPER
DTE GAS CO	1/7/2014	—%	$15,000	$15,000	$15,000
LIBERTY STREET FUNDING LLC	1/2/2014	—%	36,600	36,600	36,600
NOBLE CORP/CAYMAN ISLANDS	1/6/2014	—%	20,000	19,998	19,998
TOTAL CASH EQUIVALENTS				71,598	71,598
FIXED MATURITIES
U.S. GOVERNMENT AND AGENCIES OBLIGATIONS
UNITED STATES TREASURY	11/15/2028	5.250%	200	213	241
UNITED STATES TREASURY	5/15/2014	4.750%	165	166	168
TOTAL - U.S. GOVERNMENT AND AGENCIES OBLIGATIONS				379	409
RESIDENTIAL MORTGAGE BACKED SECURITIES
AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES:
FREDDIE MAC GOLD G10949	7/1/2014	6.500%	7	7	7
FREDDIE MAC GOLD G11004	4/1/2015	7.000%	12	12	12
FREDDIE MAC GOLD G11193	8/1/2016	5.000%	420	418	445
FREDDIE MAC GOLD G11298	8/1/2017	5.000%	748	747	791
FREDDIE MAC ARM 845154	7/1/2022	2.338%	60	61	63
FREDDIE MAC ARM 845523	11/1/2023	2.252%	23	24	24
FREDDIE MAC ARM 845654	2/1/2024	2.611%	250	251	266
FREDDIE MAC ARM 845730	11/1/2023	2.311%	229	231	236
FREDDIE MAC ARM 845733	4/1/2024	2.359%	299	302	305
FREDDIE MAC ARM 846702	10/1/2029	2.448%	82	84	88
FREDDIE MAC ARM 846107	2/1/2025	2.740%	67	68	69
FREDDIE MAC GOLD G30227	5/1/2023	5.500%	1,266	1,304	1,382
FREDDIE MAC GOLD E76761	5/1/2014	6.500%	12	12	12
FREDDIE MAC GOLD E77557	6/1/2014	6.500%	1	1	1
FREDDIE MAC GOLD E90153	6/1/2017	6.000%	163	166	171
FREDDIE MAC GOLD E90154	6/1/2017	6.000%	497	506	519
FREDDIE MAC GOLD E91041	9/1/2017	5.000%	617	617	653
FREDDIE MAC GOLD E95403	3/1/2018	5.000%	767	779	812
FREDDIE MAC GOLD E95671	4/1/2018	5.000%	963	978	1,020
FREDDIE MAC 1N1474	5/1/2037	2.385%	4,329	4,504	4,627
FREDDIE MAC 1H2520	6/1/2035	2.394%	14,603	15,541	15,372
FREDDIE MAC 1Q1540	6/1/2040	5.243%	24,684	26,425	26,450
FREDDIE MAC 1Q1515	11/1/2038	2.522%	50,724	53,747	53,941
FREDDIE MAC 1Q1548	8/1/2038	2.485%	23,379	24,676	24,769
FREDDIE MAC ARM 350190	5/1/2022	2.375%	54	55	56
FREDDIE MAC GOLD E01140	5/1/2017	6.000%	899	912	944
FREDDIE MAC ARM 788941	12/1/2031	2.375%	137	135	145
FREDDIE MAC 848922	4/1/2037	2.537%	13,725	14,685	14,539

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FREDDIE MAC ARM 848530	9/1/2039	3.452%	13,269	14,047	14,013
FREDDIE MAC GOLD C90581	8/1/2022	5.500%	360	358	393
FREDDIE MAC GOLD C90582	9/1/2022	5.500%	215	214	235
FREDDIE MAC ARM 1B0183	12/1/2031	2.781%	128	126	129
FREDDIE MAC ARM 780845	9/1/2033	2.375%	468	455	490
FREDDIE MAC ARM 780514	5/1/2033	2.381%	983	1,005	1,030
FREDDIE MAC ARM 605041	2/1/2019	2.267%	11	11	11
FREDDIE MAC ARM 605048	11/1/2018	1.928%	5	5	5
FREDDIE MAC ARM 840031	1/1/2019	2.250%	5	5	5
FREDDIE MAC ARM 840035	1/1/2019	2.250%	38	38	39
FREDDIE MAC ARM 840036	1/1/2019	2.250%	22	22	23
FREDDIE MAC ARM 840072	6/1/2019	2.125%	48	48	49
FREDDIE MAC ARM 405014	1/1/2019	2.260%	26	26	26
FREDDIE MAC ARM 405092	3/1/2019	2.125%	37	37	38
FREDDIE MAC ARM 405185	10/1/2018	2.172%	66	65	69
FREDDIE MAC ARM 405243	7/1/2019	2.260%	51	51	51
FREDDIE MAC ARM 405437	10/1/2019	2.275%	54	54	57
FREDDIE MAC ARM 405615	10/1/2019	2.107%	24	24	25
FREDDIE MAC ARM 605432	8/1/2017	2.088%	28	28	28
FREDDIE MAC ARM 605433	9/1/2017	2.021%	51	51	53
FREDDIE MAC ARM 605454	10/1/2017	2.151%	22	22	22
FREDDIE MAC ARM 606024	2/1/2019	1.958%	40	39	40
FREDDIE MAC ARM 606025	7/1/2019	1.700%	142	142	142
FREDDIE MAC ARM 785363	2/1/2025	2.592%	114	115	119
FREDDIE MAC ARM 865008	2/1/2018	2.598%	62	63	64
FREDDIE MAC ARM 780903	9/1/2033	2.375%	606	601	641
FREDDIE MAC ARM 781884	8/1/2034	5.209%	2,644	2,675	2,807
FANNIE MAE_99-8 CMO 8 QD	3/25/2014	6.000%	8	8	8
FANNIE MAE ARM 70117	9/1/2017	2.382%	6	6	6
FANNIE MAE ARM 70007	7/1/2017	1.883%	23	23	24
FANNIE MAE ARM 105989	8/1/2020	3.541%	28	29	28
FANNIE MAE ARM 88879	11/1/2019	2.631%	126	126	127
FANNIE MAE ARM 89125	8/1/2019	1.873%	133	134	133
FANNIE MAE ARM 190726	3/1/2033	4.825%	265	270	285
FANNIE MAE 13-2 13-2 KF	1/25/2037	0.346%	22,936	22,879	22,818
FANNIE MAE ARM 249907	2/1/2024	2.625%	296	298	315
FANNIE MAE 252259	2/1/2014	5.500%	—	—	—
FANNIE MAE 252344	3/1/2014	5.500%	8	8	9
FANNIE MAE 252381	4/1/2014	5.500%	18	18	20
FANNIE MAE 254590	1/1/2018	5.000%	2,292	2,297	2,441

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE 254591	1/1/2018	5.500%	1,474	1,496	1,575
FANNIE MAE ARM 303259	3/1/2025	2.228%	129	131	136
FANNIE MAE 303970	9/1/2024	6.000%	786	777	881
FANNIE MAE 323748	4/1/2014	6.500%	7	7	7
FANNIE MAE 323833	7/1/2014	6.000%	9	9	9
FREDDIE MAC_3812 3812 BE	9/15/2018	2.750%	4,562	4,613	4,711
FREDDIE MAC_4159 4159 FD	1/15/2043	0.517%	23,829	23,919	23,890
FANNIE MAE 509806	8/1/2014	6.500%	17	17	17
FANNIE MAE 545492	2/1/2022	5.500%	410	406	451
FANNIE MAE 545249	10/1/2016	5.500%	519	519	551
FANNIE MAE 545303	9/1/2016	5.000%	1,241	1,232	1,320
FANNIE MAE ARM 545786	6/1/2032	2.290%	242	242	254
FANNIE MAE HYBRID ARM 566074	5/1/2031	2.400%	504	504	526
FANNIE MAE HYBRID ARM 584507	6/1/2031	2.285%	351	350	365
FANNIE MAE 584829	5/1/2016	6.000%	123	122	127
FANNIE MAE 585743	5/1/2016	5.500%	384	384	408
FANNIE MAE 616220	11/1/2016	5.000%	408	404	433
FANNIE MAE 617270	1/1/2017	5.000%	651	647	693
FANNIE MAE ARM 620293	1/1/2032	2.400%	566	560	586
FANNIE MAE 622462	12/1/2016	5.500%	501	498	536
FANNIE MAE 623866	2/1/2017	5.000%	600	598	638
FANNIE MAE 625943	3/1/2017	5.000%	590	589	628
FANNIE MAE AL1037	1/1/2037	2.408%	8,768	9,372	9,342
FANNIE MAE AL2269	10/1/2040	3.767%	16,828	17,920	17,707
FANNIE MAE AL3935	9/1/2037	2.430%	21,969	23,299	23,384
FANNIE MAE AL3961	2/1/2039	2.370%	16,063	16,993	17,093
FANNIE MAE ARM AL4110	3/1/2037	2.342%	18,239	19,238	19,158
FANNIE MAE ARM AL4100	9/1/2036	2.388%	26,926	28,472	28,500
FANNIE MAE ARM AL4114	2/1/2039	2.571%	22,187	23,603	23,604
FANNIE MAE AO8746	8/1/2027	2.500%	36,502	37,837	36,251
FANNIE MAE ARM 651629	8/1/2032	2.381%	347	347	367
FANNIE MAE ARM 654158	10/1/2032	1.790%	663	663	690
FANNIE MAE ARM 654195	10/1/2032	1.790%	977	977	1,018
FANNIE MAE ARM 655646	8/1/2032	2.408%	466	467	492
FANNIE MAE ARM 655798	8/1/2032	2.284%	795	794	847
FANNIE MAE ARM 661501	9/1/2032	2.191%	213	214	223
FANNIE MAE ARM 661349	9/1/2032	2.231%	289	289	300
FANNIE MAE ARM 661744	10/1/2032	2.203%	533	535	557
FANNIE MAE ARM 664521	10/1/2032	2.080%	201	201	211
FANNIE MAE ARM 664750	10/1/2032	2.152%	481	482	507

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE ARM 670731	11/1/2032	1.790%	507	509	526
FANNIE MAE ARM 670779	11/1/2032	1.790%	1,136	1,143	1,210
FANNIE MAE ARM 670890	12/1/2032	1.797%	724	727	748
FANNIE MAE ARM 670912	12/1/2032	1.790%	592	593	611
FANNIE MAE ARM 670947	12/1/2032	1.794%	896	900	925
FREDDIE MAC_2574 CMO 2574 JM	12/15/2022	5.000%	383	385	392
FREDDIE MAC_2586 CMO 2586 GB	1/15/2023	5.500%	625	630	644
FANNIE MAE_05-87 05-87 PE	12/25/2033	5.000%	4,287	4,369	4,395
FANNIE MAE_06-36 06-36 GF	5/25/2036	0.466%	12,149	12,209	12,108
FREDDIE MAC_2907 2907 AG	3/15/2019	4.500%	260	259	263
FREDDIE MAC_2901 2901 MA	10/15/2033	4.500%	139	138	142
FREDDIE MAC_2934 2934 CI	1/15/2034	5.000%	7,317	7,523	7,591
FANNIE MAE_07-46 07-46 FB	5/25/2037	0.536%	7,123	7,141	7,115
FREDDIE MAC_3370 3370 TF	10/15/2037	0.497%	7,980	7,996	7,982
FSPC_T-76 T-76 2A	10/25/2037	3.281%	14,739	15,043	14,443
FANNIE MAE_09-107 09-107 FL	2/25/2038	0.816%	16,331	16,417	16,390
FANNIE MAE_10-17 10-17 CA	11/25/2023	4.000%	2,792	2,842	2,844
FANNIE MAE_10-28 10-28 MB	10/25/2027	7.000%	10,857	11,210	11,328
FANNIE MAE_10-24 10-24 GA	9/25/2038	5.000%	5,064	5,175	5,211
FANNIE MAE_10-39 10-39 JT	5/25/2038	5.000%	23,889	24,623	24,721
FANNIE MAE ARM 694852	4/1/2033	2.300%	572	582	609
FANNIE MAE 703446	5/1/2018	4.500%	4,759	4,839	5,066
FANNIE MAE 704592	5/1/2018	5.000%	1,398	1,418	1,489
FANNIE MAE 708635	6/1/2018	5.000%	979	994	1,043
FANNIE MAE ARM 722779	9/1/2033	1.791%	1,815	1,818	1,944
FANNIE MAE 725558	6/1/2034	2.457%	688	683	728
FANNIE MAE ARM 725719	7/1/2033	1.795%	1,349	1,344	1,391
FANNIE MAE ARM 725694	7/1/2034	4.720%	534	523	568
FANNIE MAE ARM 733525	8/1/2033	2.107%	1,230	1,181	1,279
FANNIE MAE 735034	10/1/2034	2.242%	11,213	11,853	11,864
FANNIE MAE 735702	7/1/2035	2.407%	8,514	8,777	9,014
FANNIE MAE ARM 739194	9/1/2033	2.201%	671	673	708
FANNIE MAE ARM 743256	10/1/2033	2.234%	568	560	594
FANNIE MAE ARM 743856	11/1/2033	2.216%	325	326	342
FANNIE MAE ARM 758873	12/1/2033	2.178%	950	939	991
FANNIE MAE 794787	10/1/2034	5.104%	898	909	955
FANNIE MAE 799733	11/1/2034	2.231%	1,134	1,148	1,197
FANNIE MAE 801917	10/1/2034	4.987%	981	985	1,042
FANNIE MAE 801337	9/1/2034	1.959%	6,898	7,291	7,310
FANNIE MAE 804561	9/1/2034	2.267%	1,609	1,613	1,710

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE 807219	1/1/2035	2.583%	4,413	4,453	4,689
FANNIE MAE 809532	2/1/2035	4.993%	1,161	1,167	1,234
FANNIE MAE ARM 834552	8/1/2035	2.580%	1,445	1,453	1,505
FANNIE MAE 889335	6/1/2018	4.500%	4,240	4,319	4,514
FANNIE MAE 889485	6/1/2036	2.435%	8,630	8,780	9,112
FANNIE MAE 922674	4/1/2036	2.670%	4,543	4,658	4,827
FANNIE MAE 968438	1/1/2038	2.302%	9,432	9,915	10,138
FANNIE MAE 995548	9/1/2035	2.426%	5,950	6,089	6,297
FANNIE MAE 995123	8/1/2037	2.688%	4,408	4,568	4,717
FANNIE MAE 995604	11/1/2035	2.450%	16,666	17,622	17,619
FANNIE MAE 995614	8/1/2037	1.452%	3,859	4,070	4,115
FANNIE MAE AB1980	12/1/2020	3.000%	11,048	11,266	11,458
FANNIE MAE AB5230	5/1/2027	2.500%	19,428	19,884	19,295
FANNIE MAE MA0099	6/1/2019	4.000%	4,448	4,496	4,720
FANNIE MAE MA0598	12/1/2020	3.500%	9,816	10,146	10,318
FANNIE MAE MA1144	8/1/2027	2.500%	18,489	19,197	18,317
FANNIE MAE AD0901	4/1/2040	3.714%	16,075	17,120	17,063
FANNIE MAE AE0559	12/1/2034	2.225%	9,553	10,094	10,100
FANNIE MAE AE0566	8/1/2035	2.501%	9,116	9,622	9,634
GINNIE MAE II ARM 8157	3/20/2023	1.625%	117	119	122
GINNIE MAE II ARM 8206	3/20/2017	2.000%	30	30	31
GINNIE MAE II ARM 8240	7/20/2017	1.625%	22	22	23
GINNIE MAE II ARM 8251	8/20/2017	2.000%	2	2	2
GINNIE MAE II ARM 8274	10/20/2017	2.500%	78	78	81
GINNIE MAE II ARM 8283	11/20/2017	2.500%	6	6	6
GINNIE MAE II ARM 8293	12/20/2017	2.500%	16	16	16
GINNIE MAE II ARM 8353	5/20/2018	2.500%	31	31	33
GINNIE MAE II ARM 8341	4/20/2018	2.500%	3	3	3
GINNIE MAE II ARM 8365	6/20/2018	2.500%	52	51	54
GINNIE MAE II ARM 8377	7/20/2018	2.500%	19	19	20
GINNIE MAE II ARM 8428	11/20/2018	3.500%	6	6	6
GINNIE MAE II ARM 8440	12/20/2018	3.500%	24	24	26
GINNIE MAE II ARM 8638	6/20/2025	1.625%	151	151	156
GINNIE MAE II 082581	7/20/2040	4.000%	22,793	24,491	24,184
GINNIE MAE II 082602	8/20/2040	4.000%	43,561	46,861	46,202
GINNIE MAE II 082464	1/20/2040	4.000%	6,940	7,473	7,298
GINNIE MAE II 082497	3/20/2040	3.500%	12,218	13,003	12,934

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

GINNIE MAE II 082794	4/20/2041	3.500%	28,728	30,710	30,171
GINNIE MAE_10-59 10-59 VK	3/20/2036	4.000%	20,000	20,592	20,497
GINNIE MAE_11-72 11-72 M	6/20/2038	4.000%	13,043	13,772	13,699
TOTAL AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				908,065	908,199
NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES:
ARMT_04-2 04-2 6A1	2/25/2035	2.489%	1,388	1,408	1,362
AMERICAN GENERAL MORTGAGE LOAN 10-1A A1	3/25/2058	5.150%	3,735	3,756	3,764
ASSET BACKED SECURITIES CORP H 05-HE2 M1	2/25/2035	0.840%	3,317	3,053	3,269
BCAP_13-RR1 13-RR1 1A1	11/26/2035	2.434%	12,770	12,968	12,871
BCAP LLC TRUST BCAP_06-RR1 06-RR1 PD	11/25/2036	5.000%	1,234	1,240	1,233
BCAP_09-RR1 09-RR1 21A1	11/26/2034	2.613%	3,142	3,024	3,182
BCAP_09-RR1 09-RR1 22A1	5/26/2035	2.627%	11,954	11,483	12,162
BCAP_09-RR1 09-RR1 23A1	5/26/2035	2.634%	7,533	7,224	7,694
BCAP LLC TRUST BCAP_09-RR8 09-RR8 3A1	3/26/2037	5.500%	2,502	2,483	2,578
BCAP LLC TRUST BCAP_09-RR13 09-RR13 15A1	7/26/2037	6.000%	4,684	4,735	4,753
BCAP_10-RR6 10RR6 3A5	10/26/2035	5.500%	2,529	2,557	2,558
BCAP LLC TRUST BCAP_10-RR7 10-RR7 1A1	4/26/2035	4.990%	1,666	1,670	1,682
BCAP LLC TRUST BCAP_11-RR11 11-RR11 6A3	10/26/2035	2.624%	9,294	9,235	9,450
BCAP_11-RR10 11-RR10 3A5	6/26/2035	2.625%	15,029	15,026	15,421
BCAP LLC TRUST BCAP_12-RR3 12-RR3 3A5	7/26/2037	2.344%	6,691	6,703	6,672
BCAP LLC TRUST BCAP_12-RR3 12-RR3 8A1	7/26/2035	2.651%	10,244	10,427	10,323
BCAP LLC TRUST BCAP_12-RR3 12-RR3 9A5	1/26/2036	2.627%	5,921	6,049	5,954
BCAP LLC TRUST BCAP_12-RR5 12-RR5 7A5	10/26/2036	2.622%	9,277	9,319	9,439
BCAP LLC TRUST BCAP_12-RR6 12-RR6 2A6	5/26/2036	2.517%	8,801	8,770	8,823
BCAP_12-RR10 12-RR10 4A1	3/26/2036	2.660%	36,385	37,091	37,260
BCAP_12-RR10 12-RR10 8A1	3/26/2036	3.000%	5,132	5,171	5,117
BCAP_12-RR10 12-RR10 9A1	10/26/2035	2.660%	8,804	8,902	8,760
BCAP LLC TRUST BCAP_12-RR11 12-RR11 6A1	7/26/2036	2.607%	22,652	23,280	23,114
BCAP LLC TRUST BCAP_12-RR11 12-RR11 9A1	7/26/2037	3.000%	18,207	18,457	18,193
BCAP LLC TRUST BCAP_12-RR12 12-RR12 2A1	6/26/2035	3.000%	14,536	14,787	14,607
BCAP LLC TRUST BCAP_12-RR12 12-RR12 3A1	6/26/2037	3.000%	12,758	12,944	12,787
BCAP_13-RR7 13-RR7 2A1	6/26/2037	4.401%	12,287	12,416	12,391
BCAP LLC TRUST BCAP_13-RR8 13-RR8 1A1	5/26/2036	2.716%	10,452	10,543	10,554
BCAP_13-RR9 13-RR9 1A1	1/26/2036	2.627%	18,546	18,697	18,676
BANK OF AMERICA FUNDING CORPOR 05-G A3	10/20/2035	5.179%	4,288	4,028	4,217
BAFC_05-F 05-F 4A1	9/20/2035	3.178%	3,386	2,992	2,937	c
BANC OF AMERICA ALTERNATIVE LO 03-1 A1	2/25/2033	5.000%	755	756	776
BOAMS_04-B 2004-B B1	3/25/2034	2.864%	5,085	5,071	3,662
BANC OF AMERICA MORTGAGE SECUR 04-5 3A3	6/25/2019	5.000%	753	763	769
BOAMS_03-I 2003-I 2A6	10/25/2033	2.799%	3,387	3,376	3,420
BOAMS_04-E 2004-E 2A6	6/25/2034	2.834%	6,760	6,729	6,624

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BOAMS_04-E 2004-E B1	6/25/2034	2.801%	3,791	3,122	2,830	c
BOAMS_04-G 2004-G B1	8/25/2034	2.725%	4,422	181	158	c
BOAMS_04-H 2004-H B1	9/25/2034	2.887%	3,001	1,402	776	c
BOAMS_06-B 06-B 2A1	11/20/2046	2.827%	2,208	1,942	1,772	c
BAFC_12-R5 12-R5 A	10/3/2039	0.429%	8,229	8,069	8,089
BALTA_05-2 05-2 2A5	4/25/2035	2.701%	2,941	2,934	2,593
BALTA_05-2 05-2 2B1	4/25/2035	3.456%	4,012	77	182	c
BEAR STEARNS FUNDING TRUST BSM 06-AR5 1A2	12/25/2046	0.375%	3,223	1,339	764	c
BVMBS_05-1 05-1 4A	2/22/2035	2.997%	4,809	4,796	4,655
CREDIT BASED ASSET SERVICING A 05-RP2 AF3	9/25/2035	6.090%	86	79	86
CSMC_09-9R 09-9R 1A1	4/26/2037	5.500%	1,773	1,756	1,809
CREDIT SUISSE MORTGAGE CAPITAL 10-1R 24A1	5/27/2036	2.734%	404	410	403
CSMC_10-12R 10-12R 8A1	11/26/2035	4.000%	2,043	2,053	2,070
CREDIT SUISSE MORTGAGE CAPITAL 10-10R 1A1	7/26/2037	5.750%	373	373	374
CSMC_10-17R 10-17R 1A1	6/26/2036	2.398%	7,904	7,904	8,078
CREDIT SUISSE MORTGAGE CAPITAL 11-1R A1	2/27/2047	1.167%	4,861	4,861	4,845
CREDIT SUISSE MORTGAGE CAPITAL 11-7R A1	8/28/2047	1.417%	8,122	8,122	8,106
CSMC_13-2R 13-2R 1A1	5/27/2036	2.000%	12,437	12,554	12,265
CSMC_13-2R 13-2R 6A1	9/27/2036	2.717%	10,433	10,720	10,637
CSMC_12-11R 12-11 3A1	6/29/2047	1.168%	13,819	13,804	13,538
CSMC_13-8R 13-8R 6A1	5/27/2037	0.410%	17,079	16,653	16,181
CSMC_13-11R. 13-11R 1A1	6/27/2034	2.661%	16,189	16,206	16,289
CSMC_13-11R. 13-11R 2A1	5/27/2034	2.661%	30,067	30,155	29,189
CSMC_13-12R 13-12R 1A1	8/27/2033	2.750%	46,644	45,940	46,046
CWHEL_04-K 04-K 2A	2/15/2034	0.467%	411	341	355	c
CWL_05-4 05-4 MV1	10/25/2035	0.625%	2,574	2,556	2,600
CWALT_04-33 04-33 2A1	12/25/2034	2.644%	832	842	798
CWALT_05-27 05-27 1A4	8/25/2035	1.689%	3,910	3,282	2,942	c
CWALT_05-24 05-24 2A1	7/20/2035	1.444%	3,165	2,632	2,516	c
CWALT_06-OA19 06-OA19 A2	2/20/2047	0.417%	3,551	298	263	c
CWHL_05-HYB7 05-HYB7 5A1	11/20/2035	5.064%	7,911	6,820	6,764	c
CWHL_03-10 03-10 A15	5/25/2033	5.500%	12,260	12,771	12,647
CWHL_03-46 03-46 4A1	1/19/2034	2.571%	11,714	12,013	11,772
CWHL_04-12 2004-12 1M	8/25/2034	2.736%	766	29	24	c
CENTEX HOME EQUITY CXHE_03-A 2003-A AF4	12/25/2031	4.250%	1,585	1,576	1,611
CHASE MORTGAGE FINANCE CORPORA 07-A1 1A5	2/25/2037	2.740%	12,423	12,310	12,324
CFLX_07-M1 07-M1 1A1	8/25/2037	0.316%	10,952	10,782	7,576	c
CMLTI_05-3 05-3	8/25/2035	2.613%	2,724	2,586	2,552	c
CMLTI_09-6 09-6 18A1	4/25/2037	0.235%	1,667	1,643	1,586
CITIGROUP MRT LOAN TT CMLTI_10 10-7 2A1	2/25/2035	2.466%	2,083	2,083	2,120

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CITIGROUP MRT LOAN TT CMLTI_10 10-7 4A2	9/25/2037	1.165%	5,354	5,316	5,264
CITIGROUP MORTGAGE LOAN TRUST 10-8 5A6	11/25/2036	4.000%	14,092	14,199	14,288
CITIGROUP MORTGAGE LOAN TRUST 10-9 2A1	11/25/2035	2.500%	1,903	1,930	1,922
CITIGROUP MORTGAGE LOAN TRUST 10-10 1A1	11/25/2035	2.836%	1,666	1,663	1,670
CITIGROUP MORTGAGE LOAN TRUST 11-2 3A1	9/25/2037	3.500%	1,410	1,397	1,417
CITIGROUP MORTGAGE LOAN TRUST 12-6 1A1	4/25/2037	2.769%	10,207	10,207	10,470
CITIGROUP MORTGAGE LOAN TRUST 12-6 2A1	8/25/2036	2.528%	6,976	7,000	7,064
CITIGROUP MORTGAGE LOAN TRUST 12-4 2A1	11/25/2035	2.660%	7,109	7,118	7,179
CITIGROUP MORTGAGE LOAN TRUST 12-7 10A1	9/25/2036	2.739%	16,158	16,227	16,313
CITIGROUP MORTGAGE LOAN TRUST 12-7 11A1	9/25/2035	3.500%	9,197	9,291	9,375
CMLTI_13-7 13-7 2A1	8/25/2036	2.528%	13,015	13,081	13,177
CMLTI_13-9 13-9 2A1	9/25/2034	2.398%	24,528	24,706	24,413
CITIGROUP MORTGAGE LOAN TRUST	8/25/2027	2.000%	7,763	7,811	7,812
CMLTI_13-12	3/25/2035	2.235%	20,000	20,251	20,250
CSFB_04-AR3	4/25/2034	2.588%	6,614	6,712	6,680
CSMC_09-2R 09-2R 1A12	9/26/2034	2.617%	28,874	29,274	28,549
CSMC_09-2R 09-2R 1A13	9/26/2034	2.617%	28,874	28,957	27,009
CREDIT SUISSE MORTGAGE CAPITAL 11-17R 2A1	12/27/2037	3.400%	12,046	12,092	12,033
DEUTSCHE ALT-A SECURITIES INC 06-AR6 A4	2/25/2037	0.335%	11,523	6,964	8,893	c
DEUTSCHE ALT-A SECURITIES INC 07-AR1 A4	1/25/2047	0.326%	10,606	9,275	7,412	c
DEUTSCHE ALT-A SECURITIES INC 07-OA1 A1	2/25/2047	0.315%	4,346	3,854	3,042	c
EQUITY ONE ABS INC EQABS_04-3 04-3 AF4	7/25/2034	5.100%	4,471	4,488	4,494
FMIC_04-3 04-3 M4	8/25/2034	2.011%	2,686	2,554	2,677
FIRST HORIZON ALTERNATIVE MORT 04-AA4 A1	10/25/2034	2.230%	1,952	1,981	1,856
FHAMS_04-AA7 04-AA7 1A1	2/25/2035	2.241%	1,190	1,202	1,150
FIRST HORIZON ALTERNATIVE MORT 05-AA2 IA1	3/25/2035	2.250%	2,232	2,267	1,972
FIRSTFIRST HORIZON ALTERNATIVE 05-AA3 3A1	5/25/2035	2.250%	5,230	5,273	4,761
FREMONT HOME LOAN TRUST FHLT_0 05-1 M2	6/25/2035	0.645%	56	56	56
GMACM_04-AR2 2004-AR2 3A	8/19/2034	3.122%	1,530	1,535	1,489
GMACM_04-AR2 2004-AR2 5A1	8/19/2034	4.915%	1,897	1,899	1,893
GSR MORTGAGE LOAN TRUST GSR_05 05-AR5 2A1	10/25/2035	2.717%	6,402	6,103	5,740	c
GSR MORTGAGE LOAN TRUST GSR_05 05-AR7 2A1	11/25/2035	2.660%	3,588	3,385	3,445
GSR MORTGAGE LOAN TRUST GSR_05 05-AR3 6A1	5/25/2035	2.870%	3,885	3,901	3,514
GSR MORTGAGE LOAN TRUST GSR_05 05-AR1 2A1	1/25/2035	2.624%	4,944	4,967	4,893
GSMSC_09-1R 09-1R 2A1	11/25/2035	2.628%	2,682	2,511	2,731
GSMSC_09-1R 09-1R 3A1	11/25/2035	2.645%	2,259	2,098	2,300
GPMF_05-AR5 05-AR5 4A1	11/25/2045	2.139%	6,284	5,759	4,489	c
HVMLT_04-1 2004-1 4A	4/19/2034	2.391%	459	462	452
HVMLT_04-4 2004-4 3A	6/19/2034	1.290%	104	103	100
HVMLT_2004-6 2004-6 5A	8/19/2034	3.050%	824	818	813

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

HVMLT_04-7 04-7 3A1	11/19/2034	2.058%	2,184	2,167	2,094
HVMLT_2004-10 04-10 4A	1/19/2035	2.566%	1,268	1,281	1,258
HARBORVIEW MORTGAGE LOAN TRUST 05-8 2A2A	9/19/2035	1.639%	2,769	2,411	1,996	c
HARBORVIEW MORTGAGE LOAN TRUST 05-15 3A1A1	10/20/2045	2.139%	7,406	6,782	6,238	c
HARBORVIEW MORTGAGE LOAN TRUST 06-14 2A1B	1/25/2047	0.366%	5,233	1,856	1,164	c
INDX_05-AR1 05-AR1 2A1	3/25/2035	2.568%	56	56	53
INDX_05-AR5 05-AR5 2A1	5/25/2035	2.440%	4,426	4,138	3,835	c
JP MORGAN REREMIC JPMRR_09-12 09-12 1A1	7/26/2037	5.750%	1,198	1,227	1,227
JP MORGAN REREMIC JPMRR_10-1 10-1 1A1	2/26/2037	6.000%	1,505	1,515	1,535
JP MORGAN REREMIC JPMRR_10-5 10-5 3A1	8/26/2036	2.528%	2,038	2,043	2,054
JP MORGAN REREMIC JPMRR_11-2 11-2 5A3	3/26/2036	3.000%	6,130	6,057	6,203
JEFFERIES & CO JMAC_09-R12 09-R12 1A1	2/26/2035	2.727%	8,548	8,356	8,713
JEFFERIES & CO JMAC_09-R12 09-R12 2A1	1/26/2035	2.644%	3,889	3,798	4,009
JEFFERIES & CO JMAC_09-R2	12/26/2037	2.663%	12,372	12,539	12,341
JEFFRIES & CO JMAC_09-R3 09-R3 1A1	12/26/2035	2.482%	4,644	4,355	4,663
LUMINENT MORTGAGE TRUST LUM_06 06-6 2A2	10/25/2046	0.405%	1,974	759	719	c
LUMINENT MORTGAGE TRUST LUM_07 07-1 2A2	1/25/2037	0.356%	655	702	69	c
MARM_05-1 05-1 3A1	2/25/2035	2.662%	2,493	2,525	2,108
MLMI_03-A5 03-A5 2A6A	8/25/2033	2.355%	2,544	2,539	2,562
MLCC_04-1 04-1 2A2	12/25/2034	2.143%	932	934	948
MLMI_05-A1 05-A1 2A	12/25/2034	2.537%	1,808	1,812	1,816
MLMI_05-A2 05-A2 A2	2/25/2035	2.532%	3,653	3,654	3,624
MSM_04-6AR 2004-6AR CB1	8/25/2034	2.775%	4,643	2,679	1,546	c
MORGAN STANLEY MORTGAGE LOAN T 04-10AR A1	11/25/2034	2.862%	619	626	592
MORGAN STANLEY MORTGAGE LOAN T PT2A	11/25/2034	2.462%	2,123	2,159	2,103
MORGAN STANLEY REREMIC TRUST M 10-R5 6A	7/26/2036	0.325%	2,051	2,043	2,029
MORGAN STANLEY REREMIC TRUST M 10-R6 3A	9/26/2036	0.535%	4,889	4,809	4,680
MSRR_13-R1 13-R1 5A	11/26/2036	2.070%	9,704	9,854	9,769
MSRR_13-R3 13-R3 1A	2/26/2036	2.695%	28,879	29,246	29,250
MSRR_13-R3 13-R3 4A	12/26/2036	2.086%	12,727	12,838	12,693
MSRR_13-R3 13-R3 5A	11/26/2036	2.065%	7,242	7,208	7,133
MSRR_13-R3 13-R3 11A	2/26/2036	2.508%	25,129	25,359	25,307
MSRR_13-R8 13-R8 1A	9/26/2036	2.507%	43,102	44,293	43,822
MSRR_13-R8	9/26/2036	2.685%	17,014	17,276	17,253
MSRR_13-R8	9/26/2036	2.412%	9,272	9,345	9,299
MSRR_13-R8	9/26/2036	2.523%	18,615	19,024	18,867
MSRR_13-R8	9/26/2036	2.523%	18,055	18,456	18,293
MSRR_13-R9	6/26/2046	2.613%	17,531	17,881	17,737
NSMLT_13-A	12/25/2052	3.750%	7,375	7,571	7,573
OPTEUM MORTGAGE ACCEPTANCE COR 05-1 A1A	2/25/2035	0.465%	544	532	535

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

RBSSP_09-8	4/26/2036	2.640%	16,214	16,536	16,555
RBSSP_10-12	12/27/2035	4.000%	9,517	9,795	9,687
RBSSP-12-2 12-2 1A5	5/26/2047	0.297%	2,104	2,093	2,084
RBSSP_12-5 12-5 3A1	2/26/2047	0.325%	9,399	9,273	9,227
RBSSP_12-6 12-6 8A1	4/26/2035	0.665%	11,682	11,072	10,876
RESIDENTIAL ACCREDIT LOANS INC 07-QO1 A2	2/25/2047	0.355%	3,724	1,566	539	c
RESIDENTIAL ASSET SECURITIES C 05-KS12 A2	1/25/2036	0.415%	1,110	1,087	1,102
RENAISSANCE HOME EQUITY LOAN T 05-3 AF3	11/25/2035	4.814%	2,846	2,839	2,835
RALI_03-QS2 2003-QS2 A7	2/25/2033	4.500%	898	893	898
RALI_04-QR1 04-QR1 A1	10/25/2034	5.250%	484	483	488
RESIDENTIAL ACCREDIT LOANS INC 05-QA2 A1II	2/25/2035	3.137%	4,518	3,961	3,529	c
RALI_04-QS5 04-QS5 A5	4/25/2034	4.750%	757	755	761
RASC_04-KS9 2004-KS9 AI6	10/25/2034	4.620%	4,032	3,580	3,718	c
RESIDENTIAL ASSET SECURITIES CORP 03-K10 AI6	12/25/2033	4.540%	1,472	1,486	1,513
RFMSI_05-SA2 05-SA2 IIIA3	6/25/2035	2.978%	5,167	5,178	4,908
RESIDENTIAL ASSET MORTGAGE PRO 06-EFC1 A2	2/25/2036	0.365%	378	373	376
RABS_04-1A 2004-1A A1	12/15/2030	4.000%	784	782	782
SASC_03-24A 03-24A 5A	7/25/2033	2.388%	483	490	477
STRUCTURED ADJUSTABLE RATE MORT 2004-3AC B1	3/25/2034	2.374%	5,085	3,984	2,987	c
WAMU_03-AR6 03-AR6 A1	6/25/2033	2.440%	2,777	2,770	2,807
WAMU_05-AR4 05-AR4 A5	4/25/2035	2.425%	10,000	9,972	9,535
WAMU_05-AR10 05-AR10 1A3	9/25/2035	2.425%	10,000	9,996	9,302
WAMU_04-AR10 04-AR10 A1A	7/25/2044	0.606%	1,328	1,332	1,248
WAMU_05-AR3 05-AR3 A2	3/25/2035	2.489%	3,908	3,923	3,878
WFMBS_04-0 2004-0 A1	8/25/2034	4.928%	812	806	816
WFMBS_04-Q 04-Q 1A2	9/25/2034	2.615%	6,833	6,933	6,946
WFMBS_03-M 03-M A1	12/25/2033	2.618%	2,144	2,213	2,166
WFMBS_04-P LT2004P B1	9/25/2034	2.614%	5,643	5,076	4,250	c
WFMBS_04-W 04-W A8	11/25/2034	2.615%	11,904	11,932	12,075
WFMBS_04-I 04-I 1A1	7/25/2034	2.646%	3,959	3,966	4,013
WFMBS_04-CC 2907 AG	1/25/2035	2.615%	1,630	1,635	1,632
WFMBS_05-AR2 05-AR2 2A2	3/25/2035	2.672%	1,120	1,124	1,129
WFMBS_05-AR2 05-AR2 3A1	3/25/2035	2.656%	3,065	3,044	3,121
WFMBS_04-K 04-K 2A6	7/25/2034	4.735%	4,948	5,121	4,957
WFMBS_04-DD 04-DD 2A6	1/25/2035	2.615%	4,852	4,851	4,845
WFMBS_05-AR12 05-AR12 2A5	6/25/2035	2.634%	5,749	5,457	5,790
TOTAL NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				1,322,918	1,299,858
TOTAL RESIDENTIAL MORTGAGE BACKED SECURITIES				2,230,983	2,208,057

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

ASSET BACKED SECURITIES
ARL FIRST LLC ARLFR_12-1A	12/15/2042	1.917%	15,458	15,640	15,641
ACCESS GROUP INC ACSS_06-1 06-1 A2	8/25/2023	0.348%	4,478	4,419	4,412
AMOT_12-1 12-1 A1	2/15/2017	0.967%	15,000	15,070	15,066
AMOT_12-3 12-3 A1	6/15/2017	0.867%	10,000	10,044	10,043
ARES_13-1A	4/15/2025	1.344%	40,000	39,884	39,398
ATRM_13-10A	7/16/2025	1.396%	25,000	24,965	24,640
CLIF_06-1A 06-1 A	8/18/2021	0.345%	3,630	3,073	3,580
CARLYLE GLOBAL MARKET STRATEGI	2/14/2025	1.565%	20,000	20,000	19,773
CENTRE POINT FUNDING LLC CPF_1 12-2 A	8/20/2021	2.610%	1,457	1,456	1,467
COLLE_02-2 02-2 A24	3/1/2042	1.668%	10,000	8,295	9,060
CRONOS CONTAINERS PROGRAM LTD 12-2A A	9/18/2027	3.810%	8,750	9,028	8,832
DIAMOND RESORTS OWNER TRUST DR	5/20/2026	2.270%	7,274	7,273	7,274
DRSLF_13-26A	7/15/2025	1.344%	40,000	40,000	39,776
EART_12-2A 12-2A A	6/15/2017	1.300%	3,587	3,587	3,594
FNH_13-1A 13-1A A1	1/10/2018	1.980%	5,215	5,215	5,174
GE DEALER FLOORPLAN MASTER NOT 12-4 A	10/20/2017	0.607%	12,000	12,000	12,005
GLOBAL TOWER PARTNERS ACQUISIT 11-1 A	6/15/2041	3.967%	7,000	7,000	7,277
GLOBAL SC FINANCE SRL SEACO_12 12-1A A	7/19/2027	4.110%	4,292	4,367	4,321
GALC_11-1 11-1 A4	4/15/2016	2.340%	6,216	6,216	6,258
HILTON GRAND VACATIONS TRUST H 13-A A	1/25/2026	2.280%	8,882	8,882	8,879
INGIM_13-2A	4/25/2025	1.388%	30,000	30,000	29,459
321 HENDERSON RECEIVABLES LLC 10-3A A	12/15/2048	3.820%	2,029	2,032	2,111
NVTAS_13-1	11/15/2016	1.950%	4,656	4,656	4,654
NMOTR_12-A 12-A A	5/15/2017	0.637%	24,500	24,561	24,571
NEF_04-2 04-2 A3	7/28/2018	0.408%	10,000	9,849	9,789
OAKC_13-8A	4/20/2025	1.362%	20,000	20,000	19,680
RACEP_13-8A	2/20/2025	1.514%	9,000	9,000	8,903
RENTAL CAR FINANCE CORPORATION 11-1A A1	2/25/2016	2.510%	2,500	2,500	2,535
SBA CMBS TRUST SBAC_10-1 10-1 A	4/15/2040	4.254%	5,000	5,073	5,083
SLM STUDENT LOAN TRUST SLMA_06 06-3 A4	7/25/2019	0.321%	6,895	6,771	6,876
SLMA_06-4 06-4 A5	10/27/2025	0.338%	14,600	14,525	14,488
SLM PRIVATE CREDIT STUDENT LOA 03-A A2	9/15/2020	0.683%	4,144	3,689	4,049
SLM PRIVATE CREDIT STUDENT LOA 03-C A2	9/15/2020	0.633%	1,751	1,706	1,711
SLMA_05-A 05-A A2	12/15/2020	0.383%	2,915	2,659	2,902
SLMA_05-B 05-B A2	3/15/2023	0.423%	9,152	8,402	8,914
SLCLT_09-AA 09-AA A	6/15/2033	4.750%	27,085	24,410	24,566
SLM STUDENT LOAN TRUST SLMA_09 09-CT AI	4/15/2039	2.289%	6,109	6,132	6,117
SLM STUDENT LOAN TRUST SLMA_11 11-2 A1	11/25/2027	0.765%	3,564	3,559	3,579
SMAT_11-2USA 11-2USA A4A	4/14/2017	2.310%	3,000	3,000	3,045

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

SMART TRUST SMAT_11-4USA 11-4USA A4A	8/14/2017	2.280%	5,000	5,000	5,092
SLMA_12-B 12-B A2	10/15/2030	3.480%	5,000	5,067	5,238
SLM STUDENT LOAN TRUST SLMA_12 12-3 A	12/26/2025	0.816%	15,369	15,502	15,367
SMAT_12-2USA 12-2US 3A3	10/14/2016	1.590%	9,500	9,500	9,568
SVO VOI MORTGAGE CORP SVOVM_12 12-A A	9/20/2029	2.000%	3,395	3,435	3,389
SDART_12-1 12-1 A3	10/15/2015	1.490%	8,080	8,080	8,091
SDART_11-S1A 11-S1A B	5/15/2017	1.480%	1,799	1,799	1,800
SCHOL_12-B 12-B A1	10/28/2025	0.567%	5,501	5,488	5,457
SIERRA RECEIVABLES FUNDING COM 12-3A A	8/20/2029	1.870%	2,099	2,120	2,105
SIERRA RECEIVABLES FUNDING COM 11-1A A	4/20/2026	3.350%	2,065	2,065	2,113
SIERRA RECEIVABLES FUNDING COM 12-1A A	11/20/2028	2.840%	2,279	2,279	2,320
SRFC_13-2A 13-2A A	11/20/2025	2.280%	5,365	5,365	5,354
SBAP_02-20J 2002-20J	10/1/2022	4.750%	1,114	1,127	1,181
SBAP_04-10A 2004-10A	1/1/2014	3.870%	135	135	135
SBAP_05-10D 05-10D 1	7/1/2015	4.510%	394	394	399
TCF_12-1A 12-1A A	5/14/2027	4.210%	5,893	5,955	5,940
UHAUL_10-BT1A 10-BT1A 1	10/25/2023	4.899%	7,864	7,862	8,333
US EDUCATION LOAN TRUST LLC US 07-1A 1A3	9/1/2022	0.638%	4,753	4,753	4,754
WLKRG 2013-AA A	3/15/2029	3.100%	2,419	2,419	2,419
TOTAL ASSET BACKED SECURITIES				517,283	518,557
COMMERCIAL MORTGAGE BACKED SECURITIES
AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES:
FNMA_06-M2 06-M2 A2A	10/25/2032	5.271%	10,987	11,615	11,840
FNMA 461647	1/1/2019	6.075%	1,337	1,345	1,371
GNMA_10-16 10-16 A	1/16/2040	3.214%	1,137	1,140	1,154
GNMA_10-161 10-161 AB	5/16/2035	2.110%	3,305	3,335	3,351
GNMA_11-165 11-165 A	10/16/2037	2.194%	21,285	21,525	21,444
GNMA_13-141 13-141 A	6/16/2040	2.023%	19,875	19,888	19,874
GNMA_13-159 13-159 A	8/16/2038	1.794%	19,918	19,710	19,794
GNMA 13-146 AH	8/16/2040	2.000%	9,963	9,989	9,952
GNMA_13-13	4/16/2046	1.700%	7,172	6,819	6,764
GNMA 13-194 AB	5/16/2038	2.250%	15,000	15,095	15,083
TOTAL AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES				110,461	110,627
NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES:
BAMLL_12-CLRN 12-CLRN A	8/15/2029	1.317%	7,500	7,500	7,505
BACM_05-1 05-1 A5	11/10/2042	5.267%	10,000	10,222	10,367
BSCMS_05-PWR7 05-PWR7 A2	2/11/2041	4.945%	307	306	307
BSCMS_05-PW10 05-PW10 AAB	12/11/2040	5.382%	3,844	3,867	3,865
CD_05-CD1 05-C1 ASB	7/15/2044	5.218%	5,854	5,955	5,894
CGBAM_13-BREH 13-BREH A1	5/15/2030	1.327%	8,000	7,983	8,012
CFCRE_11-C2 11-C2 A2	12/15/2047	3.061%	23,000	23,407	23,799

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

COMM_13-THL 13-THL A1	6/8/2030	1.168%	10,000	9,975	10,032
GCCFC_07-GG9 07-GG9 A2	3/10/2039	5.381%	6,898	6,958	7,054
DBUBS_11-LC1A 11-LC1A A1	11/10/2046	3.742%	14,688	14,887	15,436
DBUBS_11-LC2A 11-LC2 A1	7/10/2044	3.527%	3,895	3,923	4,088
ESA_13-ESH5 13-ESH A25	12/5/2031	1.830%	8,875	8,875	8,643
GFCM_03-1 03-1 A4	5/12/2035	5.254%	1,140	1,120	1,184
GSMS_11-GC5 11-GC5 A2	8/10/2044	2.999%	12,500	12,562	13,010
GSMS_10-C2 10-C2 A1	12/10/2043	3.849%	9,224	9,286	9,722
GECMC_05-C3 05-C3 AAB	7/10/2045	4.940%	31	32	31
JPMCC_05-LDP1 05-LDP1 ASB	3/15/2046	4.853%	1,361	1,361	1,375
JPMCC-07-CB19 07-CB19 ASB	2/12/2049	5.689%	2,463	2,527	2,624
JPMCC_07-CB20 07-CB20 A2	2/12/2051	5.629%	702	702	701
JPMCC_10-C2 10-C2 A1	11/15/2043	2.749%	7,227	7,261	7,415
JPMCC_10-CNTR 10-CNTR A1	8/5/2032	3.300%	9,232	9,292	9,635
JPMCC_11-C5 11-C5 A2	8/15/2046	3.149%	5,000	5,025	5,215
JPMCC_11-PLSD 11-PLSD A2	11/13/2044	3.364%	7,195	7,226	7,539
MLMT_05-CIP1 05-CIP1 A2	7/12/2038	4.960%	2,346	2,331	2,348
MSC_11-C1 11-C1 A1	9/15/2047	2.602%	5,946	5,966	6,038
MSC_11-C3 11-C3 A2	7/15/2049	3.224%	3,842	3,855	4,015
COMM_13-RIAL4	10/10/2046	3.250%	10,863	10,870	10,859
UBSC_11-C1 11-C1 AAB	1/10/2045	3.187%	8,999	9,098	9,259
WACHOVIA BANK COMMERCIAL 05-C17 APB	3/15/2042	5.037%	239	238	239
TOTAL NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES:				192,610	196,211
TOTAL COMMERCIAL MORTGAGE BACKED SECURITIES				303,071	306,838
CORPORATE DEBT SECURITIES
BANKING
WASHINGTON MUTUAL BANK/HENDERSON	6/15/2011	—%	1,500	—	3	c, d
TOTAL BANKING				—	3
BASIC INDUSTRY
EASTMAN CHEMICAL COMPANY	6/1/2017	2.400%	8,425	8,470	8,515
VALE OVERSEAS LTD	1/23/2017	6.250%	10,750	11,836	11,923
TOTAL BASIC INDUSTRY				20,306	20,438
CAPITAL GOODS
L-3 COMMUNICATIONS CORP	11/15/2016	3.950%	29,566	31,348	31,373
LOCKHEED MARTIN CORPORATION	5/1/2016	7.650%	22,000	25,316	25,377
NORDSON CORP	7/26/2017	2.270%	15,000	15,000	14,939
WASTE MANAGEMENT INC	3/11/2015	6.375%	1,040	1,097	1,108
WASTE MANAGEMENT INC	9/1/2016	2.600%	11,954	12,091	12,338
TOTAL CAPITAL GOODS				84,852	85,135

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

COMMUNICATIONS
BSKYB FINANCE UK PLC	10/15/2015	5.625%	11,960	12,773	12,916
DEUTSCHE TELEKOM INTERNATIONAL	4/11/2016	3.125%	10,000	10,125	10,415
ORANGE SA	9/14/2016	2.750%	7,500	7,480	7,788
QWEST CORP	6/15/2015	7.625%	510	511	552
ROGERS COMMUNICATIONS INC	3/1/2014	6.375%	8,800	8,849	8,884
SCRIPPS NETWORKS INTERACTIVE I	12/15/2016	2.700%	2,016	2,101	2,096
TCM SUB LLC	1/15/2015	3.550%	32,561	32,799	33,481
TELEFONICA EMISIONES SAU	4/27/2015	3.729%	4,500	4,498	4,649
VODAFONE GROUP PLC	1/30/2015	5.375%	24,065	24,685	25,250
TOTAL COMMUNICATIONS				103,821	106,031
CONSUMER CYCLICAL
BEST BUY CO INC	3/15/2016	3.750%	10,000	9,895	10,375
YUM! BRANDS INC.	4/15/2016	6.250%	15,700	17,300	17,411
TOTAL CONSUMER CYCLICAL				27,195	27,786
CONSUMER NON-CYCLICAL
AMERISOURCEBERGEN CORP	9/15/2015	5.875%	16,934	18,107	18,363
BACARDI LTD	4/1/2014	7.450%	23,350	23,724	23,740
CARDINAL HEALTH INC	6/15/2015	4.000%	3,660	3,768	3,830
CLOROX COMPANY	1/15/2015	5.000%	2,900	3,024	3,031
CONAGRA FOODS INC	9/10/2015	1.350%	5,000	5,010	5,035
CONAGRA FOODS INC	1/25/2018	1.900%	9,375	9,428	9,203
DIAGEO CAPITAL PLC	1/15/2014	7.375%	13,503	13,531	13,536
DIAGEO CAPITAL PLC	5/11/2017	1.500%	13,235	13,195	13,206
DIAGEO FINANCE	10/28/2015	5.300%	1,875	2,034	2,030
EXPRESS SCRIPTS HOLDING CO	5/15/2016	3.125%	5,000	5,035	5,219
EXPRESS SCRIPTS HOLDING CO	11/21/2014	2.750%	11,400	11,582	11,620
GENERAL MILLS INC	5/16/2014	1.550%	10,000	10,000	10,041
GENERAL MILLS INC	10/15/2014	6.190%	20,000	20,851	20,842
HEINEKEN NV	10/1/2015	0.800%	13,800	13,788	13,804
KELLOGG COMPANY	5/30/2016	4.450%	7,450	8,024	8,037
KELLOGG COMPANY	11/17/2016	1.875%	5,000	5,117	5,086
KROGER CO -THE-	10/1/2015	3.900%	4,000	4,125	4,210
MARS INC	10/11/2017	2.190%	35,000	35,000	34,614
MCKESSON CORP	2/15/2014	6.500%	1,055	1,060	1,062
SABMILLER HOLDINGS INC	1/15/2015	1.850%	16,195	16,370	16,389
ESSILOR INTERNATIONAL -COMPAGN	3/15/2017	2.650%	7,500	7,500	7,676
ESSILOR INTERNATIONAL -COMPAGN	5/4/2017	1.840%	11,000	11,000	10,953
TOTAL CONSUMER NON-CYCLICAL				241,273	241,527

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

ELECTRIC
APPALACHIAN POWER CO	2/1/2015	4.950%	14,065	14,545	14,661
APPALACHIAN POWER CO	5/24/2015	3.400%	15,000	15,086	15,477
ARIZONA PUBLIC SERVICE CO	5/15/2015	4.650%	647	680	680
ARIZONA PUBLIC SERVICE CO	6/30/2014	5.800%	1,250	1,271	1,281
ARIZONA PUBLIC SERVICE CO	8/1/2016	6.250%	1,505	1,696	1,689
CONSOLIDATED NATURAL GAS COMPANY	3/1/2014	5.000%	9,475	9,525	9,544
CONSUMERS ENERGY COMPANY	10/15/2015	2.600%	10,000	10,114	10,243
DTE ENERGY COMPANY	6/1/2016	6.350%	1,260	1,384	1,409
DTE ENERGY COMPANY	5/15/2014	7.625%	8,100	8,281	8,305
DOMINION RESOURCES INC/VA	7/15/2015	5.150%	3,426	3,644	3,645
DUKE ENERGY CORP	4/1/2015	3.350%	7,000	7,092	7,214
METROPOLITAN EDISON CO	4/1/2014	4.875%	2,992	3,016	3,022
NEVADA PWR CO	3/15/2016	5.950%	11,000	11,995	12,153
NEXTERA ENERGY CAPITAL HOLDING	6/1/2014	1.611%	1,950	1,957	1,959
NEXTERA ENERGY CAPITAL HOLDING	6/1/2015	1.200%	11,025	11,080	11,081
OHIO PWR CO	1/15/2014	4.850%	6,780	6,788	6,788
ONCOR ELECTRIC DELIVERY CO LLC	1/15/2015	6.375%	5,210	5,438	5,497
PG&E CORP	4/1/2014	5.750%	1,630	1,650	1,650
TRANSALTA CORP	1/15/2015	4.750%	8,600	8,793	8,910
VIRGINIA ELECTRIC AND POWER CO	1/15/2016	5.400%	1,500	1,641	1,631
TOTAL ELECTRIC				125,676	126,839
ENERGY
ANADARKO PETROLEUM CORP	9/15/2016	5.950%	5,000	5,248	5,570
CHESAPEAKE ENERGY CORP	8/15/2017	6.500%	210	209	237
CONVENIENCE RETAILERS LLC	11/22/2016	2.750%	10,500	10,500	10,768
DEVON ENERGY CORPORATION	5/15/2017	1.875%	5,000	5,065	5,036
ENCANA HLDGS FIN CORP	5/1/2014	5.800%	1,109	1,123	1,128
MARATHON OIL CORP	11/1/2015	0.900%	27,625	27,664	27,648
NOBLE HOLDING INTERNATIONAL LT	3/1/2016	3.050%	19,151	19,619	19,720
WOODSIDE FIN LTD	11/10/2014	4.500%	26,288	26,600	27,074
XTO ENERGY INC.	2/1/2014	4.900%	1,000	1,000	1,003
TOTAL ENERGY				97,028	98,184
FINANCE COMPANIES
GENERAL ELECTRIC CAP CORP	10/17/2016	3.350%	25,000	26,185	26,559
GENERAL ELECTRIC CAP CORP	7/2/2015	1.625%	7,000	7,041	7,111
GENERAL ELECTRIC CAP CORP	1/8/2016	1.000%	4,000	3,991	4,010
TOTAL FINANCE COMPANIES				37,217	37,680

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

INSURANCE
WELLPOINT INC	1/15/2016	5.250%	3,370	3,564	3,644
WELLPOINT INC	9/10/2015	1.250%	14,375	14,426	14,475
TOTAL INSURANCE				17,990	18,119
NATURAL GAS
COLORADO INTERSTATE GAS CO LLC	3/15/2015	5.950%	1,977	2,062	2,088
COLORADO INTERSTATE GAS CO LLC	11/15/2015	6.800%	35,318	38,085	39,108
ENTERPRISE PRODUCTS OPERATING	10/15/2014	5.600%	4,893	5,035	5,084
KERN RIVER FDG CORP	4/30/2018	4.893%	12,394	13,505	13,264
KINDER MORGAN ENERGY PARTNERS	2/15/2015	5.625%	17,605	18,316	18,510
MIDCONTINENT EXPRESS PIPELINE	9/15/2014	5.450%	11,100	11,329	11,334
NISOURCE FINANCE CORP	7/15/2014	5.400%	10,000	10,101	10,247
NORTHWEST PIPELINE LLC	6/15/2016	7.000%	4,280	4,697	4,870
PLAINS ALL AMERICAN PIPELINE L	9/15/2015	3.950%	7,000	7,246	7,361
SOUTHERN STAR CENTRAL GAS PIPE	6/1/2016	6.000%	9,450	10,188	10,343
TRANSCONTINENTAL GAS PIPE LINE	4/15/2016	6.400%	649	703	725
TOTAL NATURAL GAS				121,267	122,934
TECHNOLOGY
HEWLETT-PACKARD CO	9/15/2016	3.000%	30,000	30,611	31,207
SUNGARD DATA SYSTEMS INC	1/15/2014	4.875%	370	370	370
SAP IRELAND US FINANCIAL SERV	10/14/2017	2.950%	3,000	3,101	3,071
SAP IRELAND US FINANCIAL SERV	11/15/2017	2.130%	10,000	10,000	9,923
TOTAL TECHNOLOGY				44,082	44,571
TRANSPORTATION
CSX CORPORATION	4/1/2015	6.250%	1,099	1,159	1,175
UNION PACIFIC CORPORATION	2/1/2016	7.000%	12,500	13,928	13,965
TOTAL TRANSPORTATION				15,087	15,140
TOTAL - CORPORATE DEBT SECURITIES				935,794	944,387
STRUCTURED SECURITIES
MERRILL LYNCH ELLIOTT & PAIGE	2/23/2010	2.209%	11,000	—	—	c, d
TOTAL STRUCTURED SECURITIES				—	—
TOTAL - FIXED MATURITIES				3,987,510	3,978,248
COMMON STOCKS
AUTO MANUFACTURING/VEHICLE PARTS
MARK IV INDUSTRIES INC			10	115	362	d
TOTAL AUTO MANUFACTURING/VEHICLE PARTS				115	362
BUILDING PRODCUTS
CONTECH ENGINEERED SOLUTIONS			13	296	441	d
TOTAL BUILDING PRODUCTS				296	441

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CHEMICALS
LYONDELLBASELL INDUSTRIES NV			16	82	1,300
TOTAL CHEMICALS				82	1,300
FINANCE - OTHER
NPF XII INC -ABS			10,000	—	—	d
TOTAL FINANCE - OTHER				—	—
GAMING
HERBST GAMING INC			9	87	100	d
TROPICANA ENTERTAINMENT			4	—	73	d
TOTAL GAMING				87	173
MEDIA
CUMULUS MED INC.			22	69	174	d
DEX ONE CORP			1	—	5	d
TRIBUNE CO			13	577	992	d
MGM HOLDINGS II INC			37	714	2,505	c, d
MEDIANEWS GRP INC			3	41	56	d
TOTAL MEDIA				1,401	3,732
METALS/MINING
ALERIS INTERNATIONAL INC			5	184	217
TOTAL METALS/MINING				184	217
TELECOMMUNICATIONS
HAWAIIAN TELCOM HOLDCO INC			3	50	98	c, d
TOTAL TELECOMMUNICATIONS				50	98
TOTAL - COMMON STOCKS				2,215	6,323
SYNDICATED LOANS
BASIC INDUSTRY
HUNTSMAN INTERNATIONAL LLC	4/19/2017	2.705%	1,180	1,176	1,176
CELANESE US HOLDINGS LLC	10/31/2016	2.249%	714	713	713
HUNTSMAN INTERNATIONAL LLC	4/19/2017	3.208%	437	434	434
TOTAL BASIC INDUSTRY				2,323	2,323
BROKERAGE
NUVEEN INVESTMENTS INC	5/13/2017	4.164%	868	859	859
TOTAL BROKERAGE				859	859
CAPITAL GOODS
BERRY PLASTICS CORP	4/3/2015	2.164%	2,239	2,203	2,203
TOTAL CAPITAL GOODS				2,203	2,203
COMMUNICATIONS
MEDIACOM LLC	1/31/2015	1.630%	1,222	1,213	1,213
CENGAGE LEARNING INC	7/3/2014	—%	236	235	235	d
YELL FINANCE BV	7/31/2014	—%	1,288	1,284	1,284	d
SUPERMEDIA INC	12/30/2016	11.600%	225	138	138

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

DEX ONE CORP	12/31/2016	9.750%	318	167	167
NIELSEN FINANCE LLC	5/1/2016	2.918%	1,400	1,396	1,396
LODGENET INTERACTIVE CORPORATION	3/28/2018	6.750%	312	251	251
CHARTER COMMUN HLDGS LLC	12/31/2020	3.000%	319	319	319
TOTAL COMMUNICATIONS				5,003	5,003
CONSUMER CYCLICAL
SABRE INC	2/19/2019	5.250%	281	281	281
LAS VEGAS SANDS LLC	12/11/2020	3.250%	560	546	546
TOTAL CONSUMER CYCLICAL				827	827
CONSUMER NON-CYCLICAL
ARAMARK CORPORATION	7/26/2016	3.664%	49	49	49
ARAMARK CORPORATION	7/26/2016	3.718%	409	409	409
CATALENT PHARMA SOLUTIONS INC	9/15/2016	3.664%	682	675	675
ARAMARK CORPORATION	7/26/2016	3.664%	27	27	27
ARAMARK CORPORATION	7/26/2016	3.748%	338	335	335
HCA-THE HEALTHCARE CO	5/1/2018	2.914%	1,184	1,182	1,182
BIOMET INC	7/25/2017	3.687%	282	282	282
TOTAL CONSUMER NON-CYCLICAL				2,959	2,959
ELECTRIC
ENERGY FUTURE HOLDINGS CORP	10/10/2014	3.730%	1,868	1,854	1,854
TOTAL ELECTRIC				1,854	1,854
TECHNOLOGY
FREESCALE SEMICONDUCTOR INC	3/1/2020	5.000%	1,491	1,462	1,462
TOTAL TECHNOLOGY				1,462	1,462
TOTAL - SYNDICATED LOANS BEFORE ALLOWANCE FOR LOAN LOSSES				17,490	17,490
ALLOWANCE FOR LOAN LOSSES				(2,120)	(2,120)
TOTAL - SYNDICATED LOANS, NET				15,370	15,370
DERIVATIVES
PURCHASED OPTIONS
BNP PARIBAS SA	1/7/2014		—	2,891	2,891
BNP PARIBAS SA	1/14/2014		—	2,888	2,888
BNP PARIBAS SA	1/21/2014		—	2,581	2,581
BNP PARIBAS SA	1/28/2014		—	2,198	2,198
BNP PARIBAS SA	2/4/2014		—	2,178	2,178
BNP PARIBAS SA	2/11/2014		—	2,127	2,127
BNP PARIBAS SA	2/18/2014		—	2,168	2,168
BNP PARIBAS SA	2/25/2014		—	2,330	2,330
BNP PARIBAS SA	3/4/2014		—	2,109	2,109
BNP PARIBAS SA	3/11/2014		—	2,148	2,148
BNP PARIBAS SA	3/18/2014		—	2,150	2,150
BNP PARIBAS SA	3/25/2014		—	1,759	1,759

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP PARIBAS SA	4/1/2014		—	1,978	1,978
BNP PARIBAS SA	4/8/2014		—	1,878	1,878
WELLS FARGO BANK NA	4/15/2014		—	1,762	1,762
BNP PARIBAS SA	4/22/2014		—	1,825	1,825
WELLS FARGO BANK NA	4/29/2014		—	1,660	1,660
BNP PARIBAS SA	5/6/2014		—	1,360	1,360
BNP PARIBAS SA	5/13/2014		—	1,279	1,279
BNP PARIBAS SA	5/20/2014		—	1,269	1,269
BNP PARIBAS SA	5/27/2014		—	1,505	1,505
BNP PARIBAS SA	6/3/2014		—	1,636	1,636
BNP PARIBAS SA	6/10/2014		—	1,306	1,306
BNP PARIBAS SA	6/17/2014		—	1,141	1,141
BNP PARIBAS SA	6/24/2014		—	1,665	1,665
BNP PARIBAS SA	7/1/2014		—	1,379	1,379
WELLS FARGO BANK NA	7/8/2014		—	1,196	1,196
BNP PARIBAS SA	7/15/2014		—	1,029	1,029
WELLS FARGO BANK NA	7/22/2014		—	928	928
BNP PARIBAS SA	7/29/2014		—	1,087	1,087
BNP PARIBAS SA	8/5/2014		—	1,092	1,092
BNP PARIBAS SA	8/12/2014		—	1,077	1,077
BNP PARIBAS SA	8/19/2014		—	1,211	1,211
BNP PARIBAS SA	8/26/2014		—	1,803	1,803
BNP PARIBAS SA	9/2/2014		—	1,364	1,364
WELLS FARGO BANK NA	9/9/2014		—	1,042	1,042
WELLS FARGO BANK NA	9/16/2014		—	1,047	1,047
BNP PARIBAS SA	9/23/2014		—	906	906
WELLS FARGO BANK NA	9/30/2014		—	973	973
BNP PARIBAS SA	10/7/2014		—	1,377	1,377
WELLS FARGO BANK NA	10/14/2014		—	932	932
WELLS FARGO BANK NA	10/21/2014		—	715	715
WELLS FARGO BANK NA	10/28/2014		—	715	715
BNP PARIBAS SA	11/4/2014		—	682	682
WELLS FARGO BANK NA	11/11/2014		—	629	629
WELLS FARGO BANK NA	11/18/2014		—	682	682
WELLS FARGO BANK NA	11/25/2014		—	614	614
BNP PARIBAS SA	12/2/2014		—	642	642
BNP PARIBAS SA	12/9/2014		—	657	657

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	12/16/2014		—	789	789
WELLS FARGO BANK NA	12/24/2014		—	509	509
TOTAL PURCHASED OPTIONS				72,868	72,868
WRITTEN OPTIONS
BNP PARIBAS SA	1/7/2014		—	(2,640)	(2,640)
BNP PARIBAS SA	1/7/2014		—	(29)	(29)
BNP PARIBAS SA	1/14/2014		—	(2,595)	(2,595)
BNP PARIBAS SA	1/14/2014		—	(54)	(54)
BNP PARIBAS SA	1/21/2014		—	(2,330)	(2,330)
BNP PARIBAS SA	1/21/2014		—	(25)	(25)
BNP PARIBAS SA	1/28/2014		—	(1,942)	(1,942)
BNP PARIBAS SA	1/28/2014		—	(47)	(47)
BNP PARIBAS SA	2/4/2014		—	(1,998)	(1,998)
BNP PARIBAS SA	2/4/2014		—	(26)	(26)
BNP PARIBAS SA	2/11/2014		—	(1,948)	(1,948)
BNP PARIBAS SA	2/11/2014		—	(25)	(25)
BNP PARIBAS SA	2/18/2014		—	(1,953)	(1,953)
BNP PARIBAS SA	2/18/2014		—	(47)	(47)
BNP PARIBAS SA	2/25/2014		—	(2,119)	(2,119)
BNP PARIBAS SA	2/25/2014		—	(54)	(54)
BNP PARIBAS SA	3/4/2014		—	(1,925)	(1,925)
BNP PARIBAS SA	3/4/2014		—	(23)	(23)
BNP PARIBAS SA	3/11/2014		—	(1,958)	(1,958)
BNP PARIBAS SA	3/11/2014		—	(22)	(22)
BNP PARIBAS SA	3/18/2014		—	(1,935)	(1,935)
BNP PARIBAS SA	3/18/2014		—	(44)	(44)
BNP PARIBAS SA	3/25/2014		—	(1,596)	(1,596)
BNP PARIBAS SA	3/25/2014		—	(21)	(21)
BNP PARIBAS SA	4/1/2014		—	(1,791)	(1,791)
BNP PARIBAS SA	4/1/2014		—	(20)	(20)
BNP PARIBAS SA	4/8/2014		—	(1,674)	(1,674)
BNP PARIBAS SA	4/8/2014		—	(41)	(41)
WELLS FARGO BANK NA	4/15/2014		—	(1,592)	(1,592)
WELLS FARGO BANK NA	4/15/2014		—	(20)	(20)
BNP PARIBAS SA	4/22/2014		—	(1,649)	(1,649)
BNP PARIBAS SA	4/22/2014		—	(20)	(20)
WELLS FARGO BANK NA	4/29/2014		—	(1,469)	(1,469)
WELLS FARGO BANK NA	4/29/2014		—	(36)	(36)
BNP PARIBAS SA	5/6/2014		—	(1,210)	(1,210)
BNP PARIBAS SA	5/6/2014		—	(15)	(15)

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP PARIBAS SA	5/13/2014		—	(1,124)	(1,124)
BNP PARIBAS SA	5/13/2014		—	(13)	(13)
BNP PARIBAS SA	5/20/2014		—	(1,094)	(1,094)
BNP PARIBAS SA	5/20/2014		—	(24)	(24)
BNP PARIBAS SA	5/27/2014		—	(1,326)	(1,326)
BNP PARIBAS SA	5/27/2014		—	(13)	(13)
BNP PARIBAS SA	6/3/2014		—	(1,442)	(1,442)
BNP PARIBAS SA	6/3/2014		—	(30)	(30)
BNP PARIBAS SA	6/10/2014		—	(1,166)	(1,166)
BNP PARIBAS SA	6/10/2014		—	(16)	(16)
BNP PARIBAS SA	6/17/2014		—	(1,006)	(1,006)
BNP PARIBAS SA	6/17/2014		—	(14)	(14)
BNP PARIBAS SA	6/24/2014		—	(1,482)	(1,482)
BNP PARIBAS SA	6/24/2014		—	(38)	(38)
BNP PARIBAS SA	7/1/2014		—	(1,238)	(1,238)
BNP PARIBAS SA	7/1/2014		—	(17)	(17)
WELLS FARGO BANK NA	7/8/2014		—	(1,058)	(1,058)
WELLS FARGO BANK NA	7/8/2014		—	(14)	(14)
BNP PARIBAS SA	7/15/2014		—	(902)	(902)
BNP PARIBAS SA	7/15/2014		—	(12)	(12)
WELLS FARGO BANK NA	7/22/2014		—	(809)	(809)
WELLS FARGO BANK NA	7/22/2014		—	(11)	(11)
BNP PARIBAS SA	7/29/2014		—	(952)	(952)
BNP PARIBAS SA	7/29/2014		—	(12)	(12)
BNP PARIBAS SA	8/5/2014		—	(955)	(955)
BNP PARIBAS SA	8/5/2014		—	(11)	(11)
BNP PARIBAS SA	8/12/2014		—	(927)	(927)
BNP PARIBAS SA	8/12/2014		—	(23)	(23)
BNP PARIBAS SA	8/19/2014		—	(1,079)	(1,079)
BNP PARIBAS SA	8/19/2014		—	(15)	(15)
BNP PARIBAS SA	8/26/2014		—	(1,566)	(1,566)
BNP PARIBAS SA	8/26/2014		—	(66)	(66)
BNP PARIBAS SA	9/2/2014		—	(1,222)	(1,222)
BNP PARIBAS SA	9/2/2014		—	(16)	(16)
WELLS FARGO BANK NA	9/9/2014		—	(921)	(921)
WELLS FARGO BANK NA	9/9/2014		—	(13)	(13)
WELLS FARGO BANK NA	9/16/2014		—	(917)	(917)
WELLS FARGO BANK NA	9/16/2014		—	(11)	(11)
BNP PARIBAS SA	9/23/2014		—	(798)	(798)
BNP PARIBAS SA	9/23/2014		—	(12)	(12)

Ameriprise Certificate Company    SCHEDULE I

Investments of Securities in Unaffiliated Issuers (in thousands) As of December 31, 2013

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	9/30/2014		—	(858)	(858)
WELLS FARGO BANK NA	9/30/2014		—	(12)	(12)
BNP PARIBAS SA	10/7/2014		—	(1,213)	(1,213)
BNP PARIBAS SA	10/7/2014		—	(30)	(30)
WELLS FARGO BANK NA	10/14/2014		—	(822)	(822)
WELLS FARGO BANK NA	10/14/2014		—	(12)	(12)
WELLS FARGO BANK NA	10/21/2014		—	(616)	(616)
WELLS FARGO BANK NA	10/21/2014		—	(9)	(9)
WELLS FARGO BANK NA	10/28/2014		—	(610)	(610)
WELLS FARGO BANK NA	10/28/2014		—	(8)	(8)
BNP PARIBAS SA	11/4/2014		—	(587)	(587)
BNP PARIBAS SA	11/4/2014		—	(8)	(8)
WELLS FARGO BANK NA	11/11/2014		—	(537)	(537)
WELLS FARGO BANK NA	11/11/2014		—	(8)	(8)
WELLS FARGO BANK NA	11/18/2014		—	(583)	(583)
WELLS FARGO BANK NA	11/18/2014		—	(8)	(8)
WELLS FARGO BANK NA	11/25/2014		—	(522)	(522)
WELLS FARGO BANK NA	11/25/2014		—	(7)	(7)
BNP PARIBAS SA	12/2/2014		—	(549)	(549)
BNP PARIBAS SA	12/2/2014		—	(7)	(7)
BNP PARIBAS SA	12/9/2014		—	(561)	(561)
BNP PARIBAS SA	12/9/2014		—	(7)	(7)
WELLS FARGO BANK NA	12/16/2014		—	(681)	(681)
WELLS FARGO BANK NA	12/16/2014		—	(8)	(8)
WELLS FARGO BANK NA	12/24/2014		—	(431)	(431)
WELLS FARGO BANK NA	12/24/2014		—	(6)	(6)
TOTAL WRITTEN OPTIONS				(65,958)	(65,958)
NONPERFORMANCE RISK ADJUSTMENTS
NONPERFORMANCE RISK ADJUSTMENT			—	(20)	(20)
TOTAL NONPERFORMANCE RISK ADJUSTMENTS				(20)	(20)
TOTAL DERIVATIVES				6,890	6,890

TOTAL INVESTMENTS IN CASH EQUIVALENTS, FIXED MATURITIES, COMMON STOCK, SYNDICATED LOANS AND DERIVATIVES				$4,083,583	$4,078,429

NOTES
(a) Cash equivalents are carried at amortized cost which approximates fair value. Fixed maturities and common stock are carried at fair value. In the absence of quoted market prices, fair values are obtained from third party pricing services, non-binding broker quotes or other model-based valuation techniques. Syndicated loans are carried at amortized cost, less allowance for loan losses. Derivatives are traded in over-the-counter markets using pricing models with market observable inputs. See notes to the financial statements regarding security valuation.
(b) For Federal income tax purposes, the cost of investments is $4.1 billion.
(c) Securities written down due to other-than-temporary impairment related to credit losses.
(d) Non-Income producing securities.

Ameriprise Certificate Company    SCHEDULE III

Mortgage Loans on Real Estate and Interest Earned on Mortgages (in thousands) Year Ended December 31, 2014 Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages

Loan No.	Description (a)	Property Location		Number of loans	Prior liens (b)	Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period (e)	Average gross rate of interest on mortgages held at end of period (f)
							Total	Subject to delinquent interest (d)

Other - liens on:
Apartment and business:
Over $500:
	121047195	Pharr	TX	1	$—	$1,485	$1,485	$—	$—	$—	3.530%
	121047196	Pharr	TX	1	—	3,323	3,323	—	—	—	3.530%
	121047197	Alamo	TX	1	—	761	761	—	—	—	3.530%
	121047210	West Haven	CT	1	—	4,911	4,911	—	—	—	4.250%
	121047215	Urbandale	IA	1	—	1,141	1,141	—	—	—	3.750%
	121047216	Urbandale	IA	1	—	898	898	—	—	—	3.750%
	121047230	Houston	TX	1	—	1,484	1,484	—	—	—	5.110%
	121047262	Fargo	ND	1	—	7,084	7,084	—	—	—	5.440%
	121047342	Tucson	AZ	1	—	1,939	1,939	—	—	—	5.250%
	121047343	Durham	NC	1	—	1,751	1,751	—	—	—	4.000%
	121047354	San Diego	CA	1	—	5,969	5,969	—	—	—	3.000%
	121047357	Wauconda	IL	1	—	1,139	1,139	—	—	—	4.030%
	121047364	Kansas City	KS	1	—	1,179	1,179	—	—	—	3.110%
	121087245	Southport	CT	1	—	2,927	2,927	—	—	—	5.750%
	121087268	Sebring	FL	1	—	6,977	6,977	—	—	—	6.000%
	121087290	Doraville	GA	1	—	1,535	1,535	—	—	—	5.770%
	121087313	Orchard Park	NY	1	—	2,717	2,717	—	—	—	5.460%
	121087327	Marietta	GA	1	—	1,994	1,994	—	—	—	3.410%
	121087344	Norcross	GA	1	—	1,639	1,639	—	—	—	5.000%
	121087345	Henderson	NV	1	—	5,668	5,668	—	—	—	4.500%
	121087347	Lawrenceville	GA	1	—	1,192	1,192	—	—	—	4.650%
	121087349	Carlsbad	CA	1	—	1,995	1,995	—	—	—	3.000%
	121087350	Norwalk	CA	1	—	4,148	4,148	—	—	—	4.670%
	121087351	Gardena	CA	1	—	1,429	1,429	—	—	—	4.450%
	121087352	Bedford	NH	1	—	2,263	2,263	—	—	—	4.860%
	121087353	Beaverton	OR	1	—	707	707	—	—	—	4.450%
	121087355	Oregon City	OR	1	—	1,580	1,580	—	—	—	3.460%
	121087358	Philadelphia	PA	1	—	2,396	2,396	—	—	—	3.590%
	121087359	Apex	NC	1	—	920	920	—	—	—	3.520%
	121087360	Sun City Center	FL	1	—	4,293	4,293	—	—	—	4.350%

Ameriprise Certificate Company    SCHEDULE III

Mortgage Loans on Real Estate and Interest Earned on Mortgages (in thousands) Year Ended December 31, 2014 Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages

Loan No.	Description (a)	Property Location		Number of loans	Prior liens (b)	Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period (e)	Average gross rate of interest on mortgages held at end of period (f)
							Total	Subject to delinquent interest (d)

	121087361	Oswego	OR	1	—	3,904	3,904	—	—	—	3.480%
	121087362	Atlanta	GA	1	—	2,292	2,292	—	—	—	3.580%
	121087365	Fairfax	VA	1	—	1,988	1,988	—	—	—	3.610%
	121087366	Murray	UT	1	—	1,156	1,156	—	—	—	3.310%
	121087367	Port Richey	FL	1	—	3,539	3,539	—	—	—	3.590%
	121087368	Norwich	NY	1	—	2,215	2,215	—	—	—	3.170%
	121087369	Ackworth	GA	1	—	1,644	1,644	—	—	—	3.290%
	121087370	La Jolla	CA	1	—	1,254	1,254	—	—	—	3.260%
	121087371	Bulverde	TX	1	—	1,537	1,537	—	—	—	3.000%
Total Other				39	—	96,973	96,973	—	—	—	4.275%
Unallocated Reserve for Losses						2,341
Total First Mortgage Loans on Real Estate				39	$—	$94,632	$96,973	$—	$—	$—	4.275%

Ameriprise Certificate Company    SCHEDULE III

Mortgage Loans on Real Estate and Interest Earned on Mortgages (in thousands) Year Ended December 31, 2014 Part 3 - Location of mortgaged properties

				Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed
State in which mortgaged property is located		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

Arizona	AZ	1	$—	$1,939	$1,939	$—	$—
California	CA	5	—	14,795	14,795	—	—
Connecticut	CT	2	—	7,838	7,838	—	—
Florida	FL	3	—	14,809	14,809	—	—
Georgia	GA	6	—	10,296	10,296	—	—
Iowa	IA	2	—	2,039	2,039	—	—
Illinois	IL	1	—	1,139	1,139	—	—
Kansas	KS	1	—	1,179	1,179	—	—
North Carolina	NC	2	—	2,671	2,671	—	—
North Dakota	ND	1	—	7,084	7,084	—	—
New Hampshire	NH	1	—	2,263	2,263	—	—
Nevada	NV	1	—	5,668	5,668	—	—
New York	NY	2	—	4,932	4,932	—	—
Oregon	OR	3	—	6,191	6,191	—	—
Pennsylvania	PA	1	—	2,396	2,396	—	—
Texas	TX	5	—	8,590	8,590	—	—
Utah	UT	1	—	1,156	1,156	—	—
Virginia	VA	1	—	1,988	1,988	—	—
TOTAL		39	—	96,973	96,973	—	—
Unallocated Reserve for Losses				2,341
Total		39	$—	$94,632	$96,973	$—	$—
NOTES:
(a) The classification “residential” includes single dwellings only.  Residential multiple dwellings are included in “apartment and business”.
(b) Real estate taxes and easements, which in the opinion of ACC are not undue burden on the properties, have been excluded from the determination of “prior liens”.
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
(e) Information as to interest due and accrued for the various classes within the types of mortgage loans is not readily available and the obtaining thereof would involve unreasonable effort and expense. ACC does not accrue interest on loans which are over three months delinquent.
(f) Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense.  In lieu thereof, the average gross interest rates (exclusive of amortization of discounts and premiums) on mortgage loans held at December 31, 2014 are shown by type and class of loan.

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
(b) Real estate taxes and easements, which in the opinion of ACC are not undue burden on the properties, have been excluded from the determination of “prior liens”.
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
(e) Information as to interest due and accrued for the various classes within the types of mortgage loans is not readily available and the obtaining thereof would involve unreasonable effort and expense. ACC does not accrue interest on loans which are over three months delinquent.
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

Ameriprise Certificate Company    SCHEDULE III

Mortgage Loans on Real Estate and Interest Earned on Mortgages (in thousands)
Year Ended December 31, 2014

The average gross interest rates on mortgage loans held at December 31, 2014, 2013 and 2012 are summarized as follows:

	2014	2013	2012
Combined average	4.275%	4.395%	4.612%

(g)  Following is a reconciliation of the carrying amount of mortgage loans for the years ended December 31, 2014, 2013 and 2012.

	2014	2013	2012
Balance at beginning of period	$115,871	$121,249	$116,081

Deductions during period:
Collections of principal	22,788	14,884	21,522
Purchases and fundings	(1,549)	(11,233)	(26,690)
Transfers	—	1,727	—
Total deductions	21,239	5,378	(5,168)
Balance at end of period	$94,632	$115,871	$121,249
(h)  The aggregate cost of mortgage loans for federal income tax purposes at December 31, 2014 was $96,973.
(i)  At December 31, 2014, an unallocated reserve for loss on first mortgage loans of $2,341 is recorded.

Ameriprise Certificate Company    SCHEDULE IV

Real Estate Owned and Rental Income (in thousands)
ACC held no real estate owned at December 31, 2014.

Rent from properties sold during the year ended December 31, 2014 were as follows:
	Total rental income applicable to period	Expended for interest, taxes, repairs and expenses	Net income applicable to period
Shaker (OH)	$77	$213	$(136)

	Year Ended December 31, 2013
Classification of property	Initial cost to company	Cost of improvements, etc.	Amount at which carried at close of period	Total rental income applicable to period	Expended for interest, taxes, repairs and expenses	Net income applicable to period
	(in thousands)
Apartments and business
Shaker (OH)	$1,727	$—	$1,727	$26	$12	$14

Rent from properties sold during the period
Plaza 6000 (CO)				$184	$199	$(15)

Reconciliation of real estate owned for the years ended December 31, 2014 and 2013:

Balance at January 1, 2013	$1,927
Additions during period:
Foreclosure	1,727
Deductions during period:
Cost of real estate sold	(1,927)
Balance at December 31, 2013	1,727
Deductions during period:
Cost of real estate sold	(1,727)
Balance at December 31, 2014	$—

Ameriprise Certificate Company    SCHEDULE V

Qualified Assets on Deposits (in thousands)
December 31, 2014

	Investment Securities
Name of Depositary	Bonds and Notes (a)	Stocks (b)	Mortgage Loans (c)	Other (d)	Total

Deposits with states or their depositories to meet requirements of statutes and agreements:
Illinois - Secretary of State of Illinois	$50	$—	$—	$—	$50
New Jersey - Commissioner of Banking and Insurance of New Jersey	53	—	—	—	53
Pennsylvania - Treasurer of the State of Pennsylvania	160	—	—	—	160
Texas - Treasurer of the State of Texas	100	—	—	—	100
Total State Deposits to meet requirements of statutes and agreements	363	—	—	—	363
Total Central Depository - Ameriprise Trust Company	4,250,182	6,523	94,632	57,247	4,408,584
Total Deposits	$4,250,545	$6,523	$94,632	$57,247	$4,408,947
Notes:
(a)  Represents amortized cost of bonds, notes and cash equivalents.
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
Notes:
(a)  Represents amortized cost of bonds, notes and cash equivalents.
(b)  Represents fair value of common stocks.
(c)  Represents unpaid principal balance of mortgage loans less unamortized discounts and reserve for losses.
(d)  Represents cost of warrants and syndicated loans.

Ameriprise Certificate Company    SCHEDULE VI

Certificate Reserves (in thousands) Year Ended December 31, 2014 Part 1 - Summary of Changes

Description			Year Ended December 31, 2014
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
Installment certificates:
Reserves to mature:
I-76	3.35	—	$—	$(1)	$—	$—	$—	$—	$—	$—	—	$—	$(1)
IC-Q-IN		1	36	1	—	1	—	—	(1)	—	3	36	1
IC-I		4	59	44	—	4	—	—	(8)	—	3	43	40
IC-I-EMP		1	6	11	—	1	—	—	—	—	1	6	12
Inst I95		2,585	—	20,661	—	5,206	69	(2,555)	(7,507)	—	1,920	—	15,874
Inst-E		20	—	274	—	58	1	(44)	(152)	—	12	—	137
RP-Q-Installment		3	22	8	—	—	—	—	—	—	3	22	8
RP-Q-Flexible Payment		1	12	11	—	—	—	—	—	—	1	12	11
RP-Q-Ins		2	12	2	—	—	—	—	—	—	2	12	2
Inst-R		294	53,297	1,715	—	484	7	(30)	(406)	—	270	47,408	1,770
Inst-R-E		3	42	25	—	5	—	—	(5)	—	1	12	25
Total		2,914	53,486	22,751	—	5,759	77	(2,629)	(8,079)	—	2,216	47,551	17,879
Additional credits and accrued interest thereon:
Inst I95		—	—	—	69	—	—	—	—	(69)	—	—	—
Inst-E		—	—	—	1	—	—	—	—	(1)	—	—	—
Inst-R		—	—	—	7	—	—	—	—	(7)	—	—	—
Total		—	—	—	77	—	—	—	—	(77)	—	—	—
Res for accrued 3rd year 2113 - Installment Prod only.		—	—	203	30	(201)	—	—	—	—	—	—	32
Total		—	—	203	30	(201)	—	—	—	—	—	—	32
Total Installment Certificates		2,914	53,486	22,954	107	5,558	77	(2,629)	(8,079)	(77)	2,216	47,551	17,911
Single Pay - Non Qualified Certificates
Single-Payment certificates:
IC-2-84 - 115, 116,117,118,119	3.5	2	4	4	—	—	—	—	(2)	—	1	2	2
IC-2-85 - 120,121,122,123.124,125,126,127,128,129,130	3.5	1	14	14	—	—	—	—	—	—	1	14	14
IC-Flexible Savings (Variable Term) - 165		68,313	1,304,487	1,374,559	—	514,443	10,770	(3,200)	(511,423)	—	64,341	1,323,771	1,385,149
IC-Flexible Savings Emp (VT) - 166		68	647	824	—	8	4	(124)	(149)	—	45	466	563
Cash Reserve Variable PMT-3mo. - 662		34,039	1,147,873	1,151,542	—	1,371,901	4,187	(1,873)	(1,169,764)	—	40,292	1,351,071	1,355,993
IC-Stock Market - 180		23,221	183,110	201,837	—	30,697	2,911	(3,496)	(42,134)	—	20,731	173,338	189,815

Ameriprise Certificate Company    SCHEDULE VI

Certificate Reserves (in thousands) Year Ended December 31, 2014 Part 1 - Summary of Changes

Description	Year Ended December 31, 2014
	Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
IC-MSC - 181		12,986	234,180	260,586	—	26,049	3,353	—	(38,675)	—	11,947	226,349	251,313
Total		138,630	2,870,315	2,989,366	—	1,943,098	21,225	(8,693)	(1,762,147)	—	137,358	3,075,011	3,182,849
Additional credits and accrued interest thereon:
IC-2-84	3.5	—	—	2	—	—	—	—	(1)	—	—	—	1
IC-Flexible Savings		—	—	484	11,215	—	—	—	(487)	(10,776)	—	—	436
IC-Preferred Investors		—	—	1	—	—	—	—	—	—	—	—	1
IC-FS-EMP		—	—	1	6	—	—	—	(2)	(4)	—	—	1
Cash Reserve Variable Payment-3mo.		—	—	162	4,764	—	—	—	(581)	(4,191)	—	—	154
IC-Stk Mkt, 2004/16/31-4000/16		—	—	26	42	—	—	—	(4)	(40)	—	—	24
IC-MSC		—	—	12	44	—	—	—	—	(44)	—	—	12
Total		—	—	688	16,071	—	—	—	(1,075)	(15,055)	—	—	629
Accrued for additional credits to be allowed at next anniversaries:
SP 75		—	—	(1)	—	—	—	—	—	—	—	—	(1)
IC-Stock		—	—	2,913	2,467	—	—	—	(78)	(2,872)	—	—	2,430
IC-Market Strategy Certificate - Part Int 2019/2102/4061		—	—	3,361	2,914	—	—	—	(115)	(3,311)	—	—	2,849
Total		—	—	6,273	5,381	—	—	—	(193)	(6,183)	—	—	5,278
Total Single Pay - Non Qualified Certificates		138,630	2,870,315	2,996,327	21,452	1,943,098	21,225	(8,693)	(1,763,415)	(21,238)	137,358	3,075,011	3,188,756
R-Series Single Pay - Qualified Certificates
R-77 - 910	3.5	3	12	18	—	—	1	—	—	—	3	12	19
R-78 - 911	3.5	7	43	57	—	—	2	—	—	—	7	43	59
R-79 - 912	3.5	5	41	53	—	—	2	—	—	—	5	40	55
R-80 - 913	3.5	5	26	30	—	—	1	—	—	—	5	26	31
R-81 - 914	3.5	4	29	32	—	—	1	—	—	—	4	28	33
R-82A - 915	3.5	16	68	65	—	—	2	—	(3)	—	16	66	64
RP-Q - 916		58	81	239	—	—	1	—	(32)	—	54	71	208
R-II - 920	3.5	13	103	78	—	—	3	—	(5)	—	14	96	76
RP-Flexible Savings - 971		27,488	557,194	581,991	—	137,711	4,541	(299)	(174,511)	—	25,704	528,481	549,433
Cash Reserve RP-3 mo. - 972		7,076	202,819	204,600	—	347,885	749	(12)	(267,394)	—	10,298	284,994	285,828
RP-Flexible Savings Emp - 973		25	340	436	—	—	4	(15)	(129)	—	17	224	296
RP-Stock Market - 960		6,787	72,493	78,197	—	10,866	1,137	(219)	(16,784)	—	6,192	68,158	73,197
Market Strategy Cert - 961		2,758	67,736	72,975	—	6,682	943	—	(11,641)	—	2,610	64,242	68,959
D-1 - 990-993		16	1,428	1,653	—	5	8	(26)	(310)	—	10	1,154	1,330
Total		44,261	902,413	940,424	—	503,149	7,395	(571)	(470,809)	—	44,939	947,635	979,588
Additional Interest on R-Series Single Payment Reserves:
R-77	3.5	—	—	2	1	—	—	—	—	(1)	—	—	2

Ameriprise Certificate Company    SCHEDULE VI

Certificate Reserves (in thousands) Year Ended December 31, 2014 Part 1 - Summary of Changes

Description	Year Ended December 31, 2014
	Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
R-78	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
R-79	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
R-80	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-81	3.5	—	—	1	1	—	—	—	—	(1)	—	—	1
R-82A	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
RP-Q		—	—	—	1	—	—	—	—	(1)	—	—	—
R-II	3.5	—	—	2	3	—	—	—	—	(3)	—	—	2
RP-Flexible Savings		—	—	194	4,607	—	—	—	(93)	(4,541)	—	—	167
Cash Reserve RP-3 mo.		—	—	28	899	—	—	—	(145)	(749)	—	—	33
RP-Flexible Savings Emp		—	—	—	4	—	—	—	—	(4)	—	—	—
RP-Stock Market		—	—	9	15	—	—	—	(1)	(15)	—	—	8
Market Strategy Cert		—	—	8	15	—	—	—	—	(16)	—	—	7
D-1 - 400		11	32	—	12	—	—	—	(4)	(8)	10	9	—
Total		11	32	250	5,565	—	—	—	(243)	(5,346)	10	9	226
Accrued for additional credits to be allowed at next anniversaries
RP-Stock Market		—	—	1,112	948	—	—	—	(5)	(1,122)	—	—	933
Market Strategy Cert		—	—	925	790	—	—	—	(20)	(927)	—	—	768
Total		—	—	2,037	1,738	—	—	—	(25)	(2,049)	—	—	1,701
Total R-Series Single Pay - Qualified Certificates		44,272	902,445	942,711	7,303	503,149	7,395	(571)	(471,077)	(7,395)	44,949	947,644	981,515
Fully Paid Up Certificates
Paid-up certificates:
I-76 - 640	3.5	—	—	41	1	—	—	(28)	(1)	—	—	—	13
Total		—	—	41	1	—	—	(28)	(1)	—	—	—	13
Additional credits and accrued interest thereon:
I-76	3.5	11	42	4	—	—	—	(1)	—	—	6	13	3
Total		11	42	4	—	—	—	(1)	—	—	6	13	3
Total Fully Paid-up Certificates		11	42	45	1	—	—	(29)	(1)	—	6	13	16

Ameriprise Certificate Company    SCHEDULE VI

Certificate Reserves (in thousands) Year Ended December 31, 2014 Part 1 - Summary of Changes

Description	Year Ended December 31, 2014
	Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
Optional Settlement Certificates
Other series and conversions from Single Payment Certificates	2.5-3-3-3.5	—	—	23,688	715	—	10	(2,556)	(1,321)	—	—	—	20,536
Series R-II & RP-2-84 - 88 - Prod 921	3.5	—	—	34	1	—	—	—	(1)	—	—	—	34
Reserve Plus Single-Payment (Prod 150)		—	—	6	—	—	—	(6)	—	—	—	—	—
Series R-Installment (Prod 980, 981,982)		—	—	18	—	—	—	—	(1)	—	—	—	17
Add'l credits and accrued int. thereon	2.5 - 3	—	—	1,389	40	—	3	(219)	(110)	(11)	—	—	1,092
Accrued for additional credits to be allowed at next anniversaries		—	—	—	2	—	—	—	—	(2)	—	—	—
Total Optional Settlement		—	—	25,135	758	—	13	(2,781)	(1,433)	(13)	—	—	21,679
Due to unlocated cert holders		—	—	203	—	—	85	—	—	(142)	—	—	146
Total Certificate Reserves		185,827	$3,826,288	$3,987,375	$29,621	$2,451,805	$28,795	$(14,703)	$(2,244,005)	$(28,865)	184,529	$4,070,219	$4,210,023

Ameriprise Certificate Company    SCHEDULE VI

Certificate Reserves (in thousands) Year Ended December 31, 2014 Part 2 - Descriptions of Additions to Reserves Charged to Other Accounts and Deductions from Reserves Credited to other Accounts

Additional credits on installment certificates and accrued interest thereon:
Other additions represent:
Transfers from maturities to extended maturities, additional credits/interest and advance payments	$77
Other deductions represent:
Transfers to reserves on a quarterly basis for Reserve Plus Flexible-Payment, IC-Q-Installment and R-Flexible-Payment	$77

Optional settlement certificates:
Other additions represent:
Transfers from installment certificate reserves (less surrender charges), optional settlement privileges	$10
Transfers from accruals for additional credits to be allowed at next anniversaries	3
$13
Other deductions represent:
Transfers to reserve for additional credits and accrued interest thereon	$2
Transfers to optional settlement reserves	11
$13
Single-Payment certificates:
Other additions represent:
Flexible Savings	$10,770
Flexible Savings-Emp	4
Cash Reserve-3mo	4,187
Stock Market	2,911
Market Strategy	3,353
RP-Q	1
Cash Reserve-RP-3mo	749
Flexible Savings-RP	4,541
Flexible Savings-RP-Emp	4
Stock Market-RP	1,137
Market Strategy-RP	943
Transfers from accruals at anniversaries maintained in a separate reserve account	20
$28,620

Ameriprise Certificate Company    SCHEDULE VI

Certificate Reserves (in thousands) Year Ended December 31, 2014 Part 2 - Descriptions of Additions to Reserves Charged to Other Accounts and Deductions from Reserves Credited to other Accounts

Other deductions represent:
Transfers to optional settlement reserves:
Single-Payment	$7,166
Transfers to reserves for additional credits and accrued interest thereon	(20)
Flexible Savings	10,783
Flexible Savings-Emp	4
Cash Reserve-3mo	4,194
Stock Market	1
Market Strategy Cert	40
AEBI Stock Market	44
RP-Q	1
Cash Reserve-RP-3mo	749
Flexible Savings-RP	4,541
Flexible Savings-RP-Emp	4
Stock Market-RP	1,137
Transfers to Federal tax withholding	(11)
$28,633
Due to unlocated certificate holders:
Other additions represent:
Amounts equivalent to payments due certificates holders who could not be located	$85
Other deductions represent:
Payments to certificate holders credited to cash	$142

Ameriprise Certificate Company    SCHEDULE VI

Certificate Reserves (in thousands) Year Ended December 31, 2014 Part 3 - Information Regarding Installment Certificates

	NUMBER OF ACCOUNTS W/ CERTIFICATE HOLDERS		AMOUNT OF MATURITY VALUE		AMOUNT OF RESERVES		DEDUCTION FROM RESERVES CASH SURRENDERS PRIOR TO MATURITY SURRENDER	OTHER
MO’s PAID	2013	2014	2013	2014	2013	2014	2013	2014
1-12	149	140	$17,420	$7,776	$739	$602	$355	$—
13-24	185	119	9,722	7,668	697	686	98	—
25-36	204	154	3,704	8,064	870	797	66	—
37-48	187	165	17,561	2,452	1,008	783	148	—
49-60	526	158	2,923	17,488	5,450	881	216	—
61-72	422	477	699	2,837	3,684	5,632	302	—
73-84	255	318	529	631	1,954	2,787	1,071	—
85-96	242	209	204	486	1,947	1,512	425	—
97-108	337	198	626	24	2,908	1,742	267	—
109-120	400	269	16	43	3,471	2,434	329	—
121-132	—	—	—	—	—	—	894	—
133-144	—	—	—	—	—	—	—	—
145-156	—	—	—	—	—	—	—	—
157-168	—	—	—	—	—	—	—	—
169-180	—	—	—	—	—	—	—	—
181-192	—	—	—	—	—	—	—	—
193-204	—	—	—	—	—	—	—	—
205-216	—	—	—	—	—	—	—	—
217-228	—	—	—	—	—	—	—	—
229-240	—	—	—	—	—	—	—	—
241-252	—	—	—	—	—	—	—	—
253-264	—	—	—	—	—	—	—	—
265-276	1	—	36	—	1	—	—	—
277-288	2	3	12	36	2	1	3	—
289-300	—	2	—	12	—	2	—	—
301-312	—	—	—	—	—	—	—	—
313-324	—	—	—	—	—	—	—	—
325-336	1	—	12	—	11	—	—	—
337-348	2	1	16	12	4	11	—	—
349-360	—	2	—	16	—	4	—	—
361-372	1	—	6	—	5	—	—	—
373-384	—	1	—	6	—	5	—	—
TOTAL - ALL SERIES	2,914	2,216	$53,486	$47,551	$22,751	$17,879	$4,174	$—

Ameriprise Certificate Company    SCHEDULE VI

Certificate Reserves (in thousands) Year Ended December 31, 2013 Part 1 - Summary of Changes

Description	Year Ended December 31, 2013
	Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
Installment certificates:
Reserves to mature:
I-76	3.35	1	$25	$20	$—	$—	$—	$—	$—	$(21)	—	$—	$(1)
Reserve Plus Flex Payment		1	6	3	—	—	—	—	(3)	—	—	—	—
IC-Q-IN		3	48	11	—	2	—	(5)	(7)	—	1	36	1
IC-I		4	59	38	—	6	—	—	—	—	4	59	44
IC-I-EMP		1	6	10	—	1	—	—	—	—	1	6	11
Inst I95		3,437	—	25,691	—	6,002	80	(2,917)	(8,195)	—	2,585	—	20,661
Inst-E		21	—	208	—	144	1	—	(79)	—	20	—	274
RP-Q-Installment		3	22	8	—	—	—	—	—	—	3	22	8
RP-Q-Flexible Payment		1	12	11	—	—	—	—	—	—	1	12	11
RP-Q-Ins		2	12	2	—	—	—	—	—	—	2	12	2
Inst-R		321	64,605	2,165	—	640	8	(355)	(743)	—	294	53,297	1,715
Inst-R-E		3	42	20	—	5	—	—	—	—	3	42	25
Total		3,798	64,837	28,187	—	6,800	89	(3,277)	(9,027)	(21)	2,914	53,486	22,751
Additional credits and accrued interest thereon:
I-76	3.5	—	—	3	—	—	—	—	—	(3)	—	—	—
Inst I95		—	—	—	80	—	—	—	—	(80)	—	—	—
Inst-E		—	—	—	1	—	—	—	—	(1)	—	—	—
Inst-R		—	—	—	8	—	—	—	—	(8)	—	—	—
Total		—	—	3	89	—	—	—	—	(92)	—	—	—
Res for accrued 3rd year 2113 - Installment Prod only.		—	—	238	192	(227)	—	—	—	—	—	—	203
Total		—	—	238	192	(227)	—	—	—	—	—	—	203
Total Installment Certificates		3,798	64,837	28,428	281	6,573	89	(3,277)	(9,027)	(113)	2,914	53,486	22,954
Single Pay - Non Qualified Certificates
Single-Payment certificates:
IC-2-84 - 115, 116,117,118,119	3.5	2	4	4	—	—	—	—	—	—	2	4	4
IC-2-85 - 120,121,122,123,124,125,126,127,128,129,130	3.5	2	20	22	—	—	—	(8)	—	—	1	14	14
IC-2-87 - 132	3.5	1	4	5	—	—	—	(5)	—	—	—	—	—
IC-Flexible Savings (Variable Term) - 165		74,728	1,219,154	1,296,929	—	527,751	12,474	(2,241)	(460,354)	—	68,313	1,304,487	1,374,559
IC-Flexible Savings Emp (VT) - 166		77	805	1,086	—	28	7	(8)	(289)	—	68	647	824
IC-Preferred Investors - 250		2	558	576	—	—	1	—	(577)	—	—	—	—

Ameriprise Certificate Company    SCHEDULE VI

Certificate Reserves (in thousands) Year Ended December 31, 2013 Part 1 - Summary of Changes

Description	Year Ended December 31, 2013
	Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
Cash Reserve Variable PMT-3mo. - 662		24,974	765,998	769,080	—	1,278,298	4,131	(610)	(899,357)	—	34,039	1,147,873	1,151,542
IC-Future Value - 155		1	3	3	—	—	—	—	(3)	—	—	—	—
IC-Stock Market - 180		26,770	204,200	226,658	—	30,551	4,214	(4,558)	(55,028)	—	23,221	183,110	201,837
IC-MSC - 181		14,229	249,543	276,398	—	27,733	4,632	—	(48,177)	—	12,986	234,180	260,586
Total		140,786	2,440,289	2,570,761	—	1,864,361	25,459	(7,430)	(1,463,785)	—	138,630	2,870,315	2,989,366
Additional credits and accrued interest thereon:
IC-2-84	3.5	—	—	2	—	—	—	—	—	—	—	—	2
IC-Flexible Savings		—	—	541	12,963	—	—	—	(537)	(12,483)	—	—	484
IC-Preferred Investors		—	—	1	2	—	—	—	(1)	(1)	—	—	1
IC-FS-EMP		—	—	1	9	—	—	—	(2)	(7)	—	—	1
Cash Reserve Variable Payment-3mo.		—	—	159	4,618	—	—	—	(479)	(4,136)	—	—	162
IC-Future Value		—	—	8	(5)	—	—	—	(3)	—	—	—	—
IC-Stk Mkt, 2004/16/31-4000/16		—	—	36	47	—	—	—	(5)	(52)	—	—	26
IC-MSC		—	—	17	49	—	—	—	(1)	(53)	—	—	12
Total		—	—	765	17,683	—	—	—	(1,028)	(16,732)	—	—	688
Accrued for additional credits to be allowed at next anniversaries:
SP 75		—	—	(1)	—	—	—	—	—	—	—	—	(1)
IC-Stock		—	—	3,114	4,069	—	—	—	(103)	(4,167)	—	—	2,913
IC-Market Strategy Certificate - Part Int 2019/2102/4061		—	—	3,363	4,727	—	—	—	(148)	(4,581)	—	—	3,361
Total		—	—	6,476	8,796	—	—	—	(251)	(8,748)	—	—	6,273
Total Single Pay - Non Qualified Certificates		140,786	2,440,289	2,578,002	26,479	1,864,361	25,459	(7,430)	(1,465,064)	(25,480)	138,630	2,870,315	2,996,327
R-Series Single Pay - Qualified Certificates
R-77 - 910	3.5	3	12	17	—	—	1	—	—	—	3	12	18
R-78 - 911	3.5	7	43	55	—	—	2	—	—	—	7	43	57
R-79 - 912	3.5	6	44	55	—	—	2	—	(4)	—	5	41	53
R-80 - 913	3.5	5	26	29	—	—	1	—	—	—	5	26	30
R-81 - 914	3.5	5	34	36	—	—	1	—	(5)	—	4	29	32
R-82A - 915	3.5	19	82	76	—	—	3	—	(14)	—	16	68	65
RP-Q - 916		62	87	256	—	—	1	—	(18)	—	58	81	239
R-II - 920	3.5	16	116	85	—	—	3	—	(10)	—	13	103	78
RP-Flexible Savings - 971		30,392	582,586	610,371	—	156,255	5,593	(177)	(190,051)	—	27,488	557,194	581,991
Cash Reserve RP-3 mo. - 972		3,985	98,032	98,596	—	264,801	606	(1)	(159,402)	—	7,076	202,819	204,600
RP-Flexible Savings Emp - 973		34	381	497	—	8	4	(13)	(60)	—	25	340	436

Ameriprise Certificate Company    SCHEDULE VI

Certificate Reserves (in thousands) Year Ended December 31, 2013 Part 1 - Summary of Changes

Description	Year Ended December 31, 2013
	Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
RP-Stock Market - 960		7,477	81,582	88,327	—	10,661	1,688	(370)	(22,109)	—	6,787	72,493	78,197
Market Strategy Cert - 961		2,974	72,388	77,899	—	8,725	1,326	—	(14,975)	—	2,758	67,736	72,975
D-1 - 990-993		23	2,198	2,647	—	69	19	(636)	(446)	—	16	1,428	1,653
Total		45,008	837,611	878,946	—	440,519	9,250	(1,197)	(387,094)	—	44,261	902,413	940,424
Additional Interest on R-Series Single Payment Reserves:
R-77	3.5	—	—	2	1	—	—	—	—	(1)	—	—	2
R-78	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
R-79	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
R-80	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-81	3.5	—	—	1	1	—	—	—	—	(1)	—	—	1
R-82A	3.5	—	—	2	3	—	—	—	—	(3)	—	—	2
RP-Q		—	—	—	1	—	—	—	—	(1)	—	—	—
R-II	3.5	—	—	2	3	—	—	—	—	(3)	—	—	2
RP-Flexible Savings		—	—	249	5,666	—	—	—	(128)	(5,593)	—	—	194
Cash Reserve RP-3 mo.		—	—	20	696	—	—	—	(82)	(606)	—	—	28
RP-Flexible Savings Emp		—	—	—	4	—	—	—	—	(4)	—	—	—
RP-Stock Market		—	—	14	18	—	—	—	(1)	(22)	—	—	9
Market Strategy Cert		—	—	9	18	—	—	—	—	(19)	—	—	8
D-1 - 400		12	48	—	24	—	—	—	(5)	(19)	11	32	—
Total		12	48	303	6,440	—	—	—	(216)	(6,277)	11	32	250
Accrued for additional credits to be allowed at next anniversaries
RP-Stock Market		—	—	1,226	1,561	—	—	—	(9)	(1,666)	—	—	1,112
Market Strategy Cert		—	—	956	1,313	—	—	—	(37)	(1,307)	—	—	925
Total		—	—	2,182	2,874	—	—	—	(46)	(2,973)	—	—	2,037
Total R-Series Single Pay - Qualified Certificates		45,020	837,659	881,431	9,314	440,519	9,250	(1,197)	(387,356)	(9,250)	44,272	902,445	942,711
Fully Paid Up Certificates
Paid-up certificates:
I-76 - 640	3.5	—	—	62	2	—	24	(22)	(25)	—	—	—	41
Total		—	—	62	2	—	24	(22)	(25)	—	—	—	41
Additional credits and accrued interest thereon:
I-76	3.5	14	64	5	—	—	—	(1)	—	—	11	42	4
Total		14	64	5	—	—	—	(1)	—	—	11	42	4
Total Fully Paid-up Certificates		14	64	67	2	—	24	(23)	(25)	—	11	42	45

Ameriprise Certificate Company    SCHEDULE VI

Certificate Reserves (in thousands) Year Ended December 31, 2013 Part 1 - Summary of Changes

Description	Year Ended December 31, 2013
	Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
Optional Settlement Certificates
Other series and conversions from Single Payment Certificates	2.5-3-3-3.5	—	—	26,187	797	—	38	(1,871)	(1,463)	—	—	—	23,688
Series R-II & RP-2-84 - 88 - Prod 921	3.5	—	—	46	1	—	—	—	(13)	—	—	—	34
Reserve Plus Single-Payment (Prod 150)		—	—	28	—	—	—	(22)	—	—	—	—	6
Reserve Plus Flex-Pay & IC-Q-Inst (Prod 650, 651, 652)		—	—	5	—	—	—	—	(5)	—	—	—	—
Series R-Installment (Prod 980, 981,982)		—	—	19	—	—	—	—	(1)	—	—	—	18
Add'l credits and accrued int. thereon	2.5 - 3	—	—	1,656	48	—	3	(167)	(111)	(40)	—	—	1,389
Accrued for additional credits to be allowed at next anniversaries		—	—	—	2	—	—	—	—	(2)	—	—	—
Total Optional Settlement		—	—	27,941	848	—	41	(2,060)	(1,593)	(42)	—	—	25,135
Due to unlocated cert holders		—	—	94	—	—	131	—	—	(22)	—	—	203
Total Certificate Reserves		189,618	$3,342,849	$3,515,963	$36,924	$2,311,453	$34,994	$(13,987)	$(1,863,065)	$(34,907)	185,827	$3,826,288	$3,987,375

Ameriprise Certificate Company    SCHEDULE VI

Certificate Reserves (in thousands) Year Ended December 31, 2013 Part 2 - Descriptions of Additions to Reserves Charged to Other Accounts and Deductions from Reserves Credited to other Accounts

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
$34,708

Ameriprise Certificate Company    SCHEDULE VI

Certificate Reserves (in thousands) Year Ended December 31, 2013 Part 2 - Descriptions of Additions to Reserves Charged to Other Accounts and Deductions from Reserves Credited to other Accounts

Other deductions represent:
Transfers to optional settlement reserves:
Single-Payment	$10,135
Transfers to reserves for additional credits and accrued interest thereon	(31)
Flexible Savings	12,493
Flexible Savings-Emp	7
Preferred Investors	1
Investors	1
Cash Reserve-3mo	4,140
Stock Market	5
Market Strategy Cert	52
AEBI Stock Market	53
RP-Q	1
Cash Reserve-RP-3mo	606
Flexible Savings-RP	5,593
Flexible Savings-RP-Emp	4
Stock Market-RP	1,688
Transfers to Federal tax withholding	(19)
$34,729
Due to unlocated certificate holders:
Other additions represent:
Amounts equivalent to payments due certificates holders who could not be located	$131
Other deductions represent:
Payments to certificate holders credited to cash	$22

Ameriprise Certificate Company    SCHEDULE VI

Certificate Reserves (in thousands) Year Ended December 31, 2013 Part 3 - Information Regarding Installment Certificates

	NUMBER OF ACCOUNTS W/ CERTIFICATE HOLDERS		AMOUNT OF MATURITY VALUE		AMOUNT OF RESERVES		DEDUCTION FROM RESERVES CASH SURRENDERS PRIOR TO MATURITY SURRENDER	OTHER
MO’s PAID	2012	2013	2012	2013	2012	2013	2013	2013
1-12	226	149	$21,598	$17,420	$880	$739	$118	$—
13-24	248	185	8,024	9,722	890	697	60	—
25-36	235	204	29,033	3,704	1,253	870	161	—
37-48	593	187	3,150	17,561	4,983	1,008	234	—
49-60	490	526	1,054	2,923	3,696	5,450	459	—
61-72	340	422	559	699	2,676	3,684	347	—
73-84	283	255	222	529	2,476	1,954	802	—
85-96	418	242	1,050	204	3,602	1,947	296	—
97-108	517	337	22	626	4,027	2,908	603	—
109-120	433	400	—	16	3,644	3,471	609	—
121-132	—	—	—	—	—	—	926	—
133-144	3	—	—	—	1	—	—	—
145-156	—	—	—	—	—	—	—	—
157-168	1	—	—	—	1	—	—	—
169-180	—	—	—	—	—	—	—	—
181-192	—	—	—	—	—	—	—	—
193-204	—	—	—	—	—	—	—	—
205-216	—	—	—	—	—	—	—	—
217-228	—	—	—	—	—	—	—	—
229-240	—	—	—	—	—	—	—	—
241-252	1	—	6	—	6	—	—	—
253-264	1	—	36	—	—	—	—	—
265-276	2	1	12	36	2	1	2	—
277-288	—	2	—	12	—	2	—	—
289-300	—	—	—	—	—	—	—	—
301-312	1	—	6	—	6	—	—	—
313-324	2	—	37	—	32	—	—	21
325-336	2	1	16	12	4	11	—	—
337-348	—	2	—	16	—	4	—	—
349-360	2	—	12	—	8	—	—	—
361-372	—	1	—	6	—	5	—	—
TOTAL - ALL SERIES	3,798	2,914	$64,837	$53,486	$28,187	$22,751	$4,617	$21

Ameriprise Certificate Company    SCHEDULE VI

Certificate Reserves (in thousands) Year Ended December 31, 2012 Part 1 - Summary of Changes

Description	Year Ended December 31, 2012
	Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
Installment certificates:
Reserves to mature:
I-76	3.35	3	$55	$50	$1	$—	$—	$(31)	$—	$—	1	$25	$20
Reserve Plus Flex Payment		1	6	3	—	—	—	—	—	—	1	6	3
IC-Q-IN		8	96	47	—	2	—	(12)	(26)	—	3	48	11
IC-I		11	147	92	—	7	—	(12)	(49)	—	4	59	38
IC-I-EMP		4	90	41	—	1	—	—	(32)	—	1	6	10
Inst I95		4,203	—	30,129	1	6,918	93	(1,942)	(9,508)	—	3,437	—	25,691
Inst-E		24	—	139	—	129	—	—	(60)	—	21	—	208
RP-Q-Installment		3	22	8	—	—	—	—	—	—	3	22	8
RP-Q-Flexible Payment		1	12	11	—	—	—	—	—	—	1	12	11
RP-Q-Ins		2	12	2	—	—	—	—	—	—	2	12	2
Inst-R		305	52,918	2,044	—	994	8	(30)	(851)	—	321	64,605	2,165
Inst-R-E		5	648	23	—	7	—	—	(10)	—	3	42	20
Total		4,570	54,006	32,589	2	8,058	101	(2,027)	(10,536)	—	3,798	64,837	28,187
Additional credits and accrued interest thereon:
I-76	3.5	—	—	5	—	—	—	(2)	—	—	—	—	3
Inst I95		—	—	5	88	—	—	—	—	(93)	—	—	—
Inst-R		—	—	—	8	—	—	—	—	(8)	—	—	—
Total		—	—	10	96	—	—	(2)	—	(101)	—	—	3
Res for accrued 3rd year 2113 - Installment Prod only.		—	—	289	226	(277)	—	—	—	—	—	—	238
Total		—	—	289	226	(277)	—	—	—	—	—	—	238
Total installment certificates		4,570	54,006	32,888	324	7,781	101	(2,029)	(10,536)	(101)	3,798	64,837	28,428
Single Pay - Non Qualified Certificates
Single-Payment certificates:
IC-2-84 - 115,116,117,118,119	3.5	2	4	4	—	—	—	—	—	—	2	4	4
IC-2-85 - 120,121,122,123,124,125,126,127,128,129,130	3.5	2	20	22	—	—	—	—	—	—	2	20	22
IC-2-87 - 132	3.5	1	4	5	—	—	—	—	—	—	1	4	5
IC-Flexible Savings (Variable Term) - 165		82,028	1,160,441	1,247,196	—	427,738	12,597	(1,297)	(389,305)	—	74,728	1,219,154	1,296,929
IC-Flexible Savings Emp (VT) - 166		111	1,063	1,456	—	7	11	(224)	(164)	—	77	805	1,086

Ameriprise Certificate Company    SCHEDULE VI

Certificate Reserves (in thousands) Year Ended December 31, 2012 Part 1 - Summary of Changes

Description	Year Ended December 31, 2012
	Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
IC-Preferred Investors - 250		2	558	574	—	—	2	—	—	—	2	558	576
Cash Reserve Variable PMT-3mo. - 662		12,201	65,211	67,998	—	865,575	1,132	(635)	(164,990)	—	24,974	765,998	769,080
IC-Future Value - 155		1	3	3	—	—	—	—	—	—	1	3	3
IC-Stock Market - 180		32,110	233,991	262,252	—	32,154	3,872	(6,544)	(65,076)	—	26,770	204,200	226,658
IC-MSC - 181		15,508	258,705	287,470	—	32,652	3,742	—	(47,466)	—	14,229	249,543	276,398
Total		141,966	1,720,000	1,866,980	—	1,358,126	21,356	(8,700)	(667,001)	—	140,786	2,440,289	2,570,761
Additional credits and accrued interest thereon:
IC-2-84	3.5	—	—	2	—	—	—	—	—	—	—	—	2
IC-Flexible Savings		—	—	548	13,232	—	—	—	(630)	(12,609)	—	—	541
IC-Preferred Investors		—	—	—	4	—	—	—	(1)	(2)	—	—	1
IC-FS-EMP		—	—	1	14	—	—	—	(3)	(11)	—	—	1
Cash Reserve Variable Payment-3 mo.		—	—	13	1,290	—	—	—	(10)	(1,134)	—	—	159
IC-Future Value		—	—	7	1	—	—	—	—	—	—	—	8
IC-Stk Mkt, 2004/16/31-4000/16		—	—	49	72	—	—	—	(6)	(79)	—	—	36
IC-MSC		—	—	18	57	—	—	—	(1)	(57)	—	—	17
Total		—	—	638	14,670	—	—	—	(651)	(13,892)	—	—	765
Accrued for additional credits to be allowed at next anniversaries:
SP 75		—	—	(1)	—	—	—	—	—	—	—	—	(1)
IC-Stock		—	—	1,207	5,788	—	—	—	(83)	(3,798)	—	—	3,114
IC-Market Strategy Certificate - Part Int 2019/2102/4061		—	—	1,331	5,838	—	—	—	(118)	(3,688)	—	—	3,363
Total		—	—	2,537	11,626	—	—	—	(201)	(7,486)	—	—	6,476
Total Single Payment - Non Qualified Certificates		141,966	1,720,000	1,870,155	26,296	1,358,126	21,356	(8,700)	(667,853)	(21,378)	140,786	2,440,289	2,578,002
R-Series Single Pay - Qualified Certificates:
R-77 - 910	3.5	4	14	20	—	—	1	—	(4)	—	3	12	17
R-78 - 911	3.5	8	48	60	—	—	2	—	(7)	—	7	43	55
R-79 - 912	3.5	8	46	56	—	—	2	—	(3)	—	6	44	55
R-80 - 913	3.5	8	44	49	—	—	2	—	(22)	—	5	26	29
R-81 - 914	3.5	6	36	36	—	—	1	—	(1)	—	5	34	36
R-82A - 915	3.5	20	85	77	—	—	3	—	(4)	—	19	82	76
RP-Q - 916		67	94	274	—	—	1	—	(19)	—	62	87	256
R-II - 920		18	121	86	—	—	3	—	(4)	—	16	116	85
RP-Flexible Savings - 971		33,623	610,539	642,620	—	159,276	6,468	(59)	(197,934)	—	30,392	582,586	610,371
Cash Reserve RP-3mo. - 972		1,797	9,518	10,159	—	112,573	166	(98)	(24,204)	—	3,985	98,032	98,596
RP-Flexible Savings Emp - 973		42	449	608	—	—	6	—	(117)	—	34	381	497

Ameriprise Certificate Company    SCHEDULE VI

Certificate Reserves (in thousands) Year Ended December 31, 2012 Part 1 - Summary of Changes

Description	Year Ended December 31, 2012
	Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
RP-Stock Market - 960		8,342	91,469	99,361	—	13,194	1,510	(421)	(25,317)	—	7,477	81,582	88,327
Market Strategy Cert - 961		3,214	78,756	85,034	—	9,267	1,112	—	(17,514)	—	2,974	72,388	77,899
D-1 - 990-993		27	2,464	3,055	—	174	25	—	(607)	—	23	2,198	2,647
Total		47,184	793,683	841,495	—	294,484	9,302	(578)	(265,757)	—	45,008	837,611	878,946
Additional Interest on R-Series Single Payment Reserves:
R-77	3.5	—	—	2	1	—	—	—	—	(1)	—	—	2
R-78	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
R-79	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
R-80	3.5	—	—	1	1	—	—	—	—	(2)	—	—	—
R-81	3.5	—	—	1	1	—	—	—	—	(1)	—	—	1
R-82A	3.5	—	—	2	3	—	—	—	—	(3)	—	—	2
RP-Q		—	—	—	1	—	—	—	—	(1)	—	—	—
R-II	3.5	—	—	2	3	—	—	—	—	(3)	—	—	2
RP-Flexible Savings		—	—	277	6,618	—	—	—	(178)	(6,468)	—	—	249
Cash Reserve RP-3 mo. Plus		—	—	3	184	—	—	—	(1)	(166)	—	—	20
RP-Flexible Savings Emp		—	—	—	6	—	—	—	—	(6)	—	—	—
RP-Stock Market		—	—	17	25	—	—	—	(1)	(27)	—	—	14
Market Strategy Cert		—	—	10	19	—	—	—	—	(20)	—	—	9
D-1 - 400		13	48	(1)	32	—	—	—	(6)	(25)	12	48	—
Total		13	48	318	6,898	—	—	—	(186)	(6,727)	12	48	303
Accrued for additional credits to be allowed at next anniversaries:
RP-Stock Market		—	—	431	2,284	—	—	—	(6)	(1,483)	—	—	1,226
Market Strategy Cert		—	—	394	1,687	—	—	—	(33)	(1,092)	—	—	956
Total		—	—	825	3,971	—	—	—	(39)	(2,575)	—	—	2,182
Total Single Payment - Qualified		47,197	793,731	842,638	10,869	294,484	9,302	(578)	(265,982)	(9,302)	45,020	837,659	881,431
Fully Paid Up Certificates
Paid up certificates:
I-76 - 640	3.5	—	—	229	4	—	—	(170)	(1)	—	—	—	62
Total		—	—	229	4	—	—	(170)	(1)	—	—	—	62
Additional credits and accrued interest thereon:
I-76	3.5	40	234	17	—	—	—	(12)	—	—	14	64	5
Total		40	234	17	—	—	—	(12)	—	—	14	64	5
Total Fully Paid-up Certificates		40	234	246	4	—	—	(182)	(1)	—	14	64	67

Ameriprise Certificate Company    SCHEDULE VI

Certificate Reserves (in thousands) Year Ended December 31, 2012 Part 1 - Summary of Changes

Description	Year Ended December 31, 2012
	Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
Optional Settlement Certificates
Other series and conversions from Single Payment certificates	2.5-3-3-3.5	—	—	29,660	893	—	57	(2,258)	(2,165)	—	—	—	26,187
Series R-II & RP-2-84-88 - Prod 921	—	—	—	47	2	—	—	(3)	—	—	—	—	46
Reserve Plus Single- Payment (Prod 150)		—	—	50	—	—	—	(11)	(11)	—	—	—	28
Reserve Plus Flex-Pay & IC-Q-Inst (Prod 650, 651, 652)		—	—	11	—	—	—	—	(6)	—	—	—	5
Series R-Installment (Prod 980, 981, 982)		—	—	19	—	—	—	—	—	—	—	—	19
Add'l credits and accrued int. thereon		—	—	2,084	59	—	3	(178)	(254)	(58)	—	—	1,656
Accrued for additional credits to be allowed at next anniversaries		—	—	—	3	—	—	—	—	(3)	—	—	—
Total Optional Settlement		—	—	31,871	957	—	60	(2,450)	(2,436)	(61)	—	—	27,941
Due to unlocated certificate holders		—	—	139	—	—	40	—	—	(85)	—	—	94
Total Certificate Reserves		193,773	$2,567,971	$2,777,937	$38,450	$1,660,391	$30,859	$(13,939)	$(946,808)	$(30,927)	189,618	$3,342,849	$3,515,963

Ameriprise Certificate Company    SCHEDULE VI

Certificate Reserves (in thousands) Year Ended December 31, 2012 Part 2 - Descriptions of Additions to Reserves Charged to Other Accounts and Deductions from Reserves Credited to other Accounts

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
$30,656

Ameriprise Certificate Company    SCHEDULE VI

Certificate Reserves (in thousands) Year Ended December 31, 2012 Part 2 - Descriptions of Additions to Reserves Charged to Other Accounts and Deductions from Reserves Credited to other Accounts

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

Ameriprise Certificate Company    SCHEDULE VI

Certificate Reserves (in thousands) Year Ended December 31, 2012 Part 3 - Information Regarding Installment Certificates

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

Ameriprise Certificate Company    SCHEDULE VII

Valuation and Qualifying Accounts
Years Ended December 31, 2014, 2013 and 2012
(in thousands)

Year ended December 31, 2014

		Deductions	Balance at end of period
Reserves deducted from assets to which they apply	Balance at beginning of period	Change in reserves/writedowns from 2013 to 2014
Allowance for losses:
Conventional first mortgage loans and other loans	$4,461	(997)	$3,464

Year ended December 31, 2013

		Deductions	Balance at end of period
Reserves deducted from assets to which they apply	Balance at beginning of period	Change in reserves/writedowns from 2012 to 2013
Allowance for losses:
Conventional first mortgage loans and other loans	$5,660	(1,199)	$4,461

Year ended December 31, 2012

		Deductions	Balance at end of period
Reserves deducted from assets to which they apply	Balance at beginning of period	Change in reserves/writedowns from 2011 to 2012
Allowance for losses:
Conventional first mortgage loans and other loans	$6,739	(1,079)	$5,660

EXHIBIT INDEX
The following exhibits are filed as part of this Annual Report:

Exhibit    Description
_________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

10(b)
Distribution Agreement, dated Dec. 31, 2006, between Registrant and Ameriprise Financial Services, Inc. filed electronically on or about Feb. 26, 2007 as Exhibit 1 to Post-Effective Amendment No. 35 to Registration Statement No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference, as amended by that certain restated Exhibit A, effective September 19, 2014, filed on or about November 3, 2014 as Exhibit 10(b) to Registrant’s Form 10-Q, is incorporated herein by reference.

10(c)
Depositary and Custodial Agreement, dated Dec. 31, 2006, between Registrant and Ameriprise Trust Company, filed electronically on or about Feb. 26, 2007 as Exhibit 10(c) to Post-Effective Amendment No. 35 to Registration Statement No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference, as amended effective December 15, 2008, filed on or about May 5, 2014 as exhibit 10(c)i to Registrant’s Form 10-Q, is incorporated herein by reference.

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

10(f)
Capital Support Agreement by and between Ameriprise Financial, Inc. and Ameriprise Certificate Company, dated as of March 2, 2009, filed electronically on or about March 3, 2009 as Exhibit 10(f) to Registrant’s Form 10-K is incorporated by reference, as amended effective April 30, 2014, filed on or about May 5, 2014 as exhibit 10(f)i to Registrant’s Form 10-Q, is incorporated herein by reference.

14(a)
Code of Ethics under Rule 17j-1 for Ameriprise Certificate Company effective August 21, 2013, filed on or about November 4, 2013 as Exhibit14(a) to Registrant’s Form 10-K, is incorporated herein by reference.

14(b)*	Code of Ethics adopted under Rule 17j-1 for Registrant’s investment adviser, dated December 9, 2014, is filed herewith as Exhibit (14)(b) to Registrant’s Form 10-K.

14(c)*	Code of Ethics under Rule 17j-1 for Registrant’s underwriter, dated December 2014, is filed herewith as Exhibit (14)(c) to Registrant’s Form 10-K.

24(a)	Directors’ Power of Attorney, dated February 26, 2014, filed on or about February 26, 2014 as Exhibit 24 (a) to Registrant’s Form 10-K, is incorporated herein by reference.

31.1*	Certification of Abu M. Arif pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Ross P. Palacios pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Abu M. Arif and Ross P. Palacios pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________________________________________________
* Filed electronically herewithin.

E-1