Form 10-Q
period 2015-03-31
AMERIPRISE CERTIFICATE CO
filed 2015-05-04
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2015
Common Shares (par value $10 per share)	150,000 shares
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY

FORM 10-Q

AMERIPRISE CERTIFICATE COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2015	2014

Investment income	$21,832	$22,155
Investment expenses	6,621	7,718
Net investment income before provision for certificate reserves and income taxes	15,211	14,437
Net provision for certificate reserves	6,268	6,790
Net investment income before income taxes	8,943	7,647
Income tax expense	1,779	2,898
Net investment income	7,164	4,749

Net realized gain (loss) on investments	(921)	369
Income tax expense (benefit)	(322)	129
Net realized gain (loss) on investments, after-tax	(599)	240
Net income	$6,565	$4,989

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$(14)
Portion of loss recognized in other comprehensive income (before taxes)	(923)	(289)
Net impairment losses recognized in net realized gain (loss) on investments	$(923)	$(303)
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2015	2014

Net income	$6,565	$4,989
Other comprehensive income, net of tax:
Net unrealized gains on securities:
Net unrealized securities gains arising during the period	5,284	3,453
Reclassification of net securities (gains) losses included in net income	599	(240)
Total other comprehensive income, net of tax	5,883	3,213
Total comprehensive income	$12,448	$8,202
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2015	December 31, 2014
Assets	(unaudited)
Qualified Assets
Cash and cash equivalents	$104,150	$68,632
Investments in unaffiliated issuers	4,466,352	4,372,118
Receivables	28,925	25,444
Equity options, purchased	33,363	45,857
Total qualified assets	4,632,790	4,512,051
Deferred taxes, net	1,446	1,485
Due from related party	11	16
Total assets	$4,634,247	$4,513,552

Liabilities and Shareholder's Equity
Liabilities
Certificate reserves	$4,309,485	$4,206,770
Current taxes payable to parent	4,438	3,133
Equity options, written	28,345	40,073
Payable for investment securities purchased	20,180	2,292
Due to related party and other liabilities	24,420	21,353
Total liabilities	4,386,868	4,273,621

Shareholder's Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	201,517	201,517
Total retained earnings	42,507	40,942
Accumulated other comprehensive income (loss), net of tax	1,855	(4,028)
Total shareholder's equity	247,379	239,931
Total liabilities and shareholder's equity	$4,634,247	$4,513,552
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)
(in thousands, except share data)

				Retained Earnings
	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Unappropriated	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total

Balance at January 1, 2014	150,000	$1,500	$201,517	$26	$15	$23,258	$(3,141)	$223,175
Comprehensive income:
Net income	—	—	—	—	—	4,989	—	4,989
Other comprehensive income, net of tax	—	—	—	—	—	—	3,213	3,213
Total comprehensive income								8,202
Transfer to appropriated/from unappropriated	—	—	—	51	—	(51)	—	—
Balance at March 31, 2014	150,000	$1,500	$201,517	$77	$15	$28,196	$72	$231,377

Balance at January 1, 2015	150,000	$1,500	$201,517	$58	$15	$40,869	$(4,028)	$239,931
Comprehensive income:
Net income	—	—	—	—	—	6,565	—	6,565
Other comprehensive income, net of tax	—	—	—	—	—	—	5,883	5,883
Total comprehensive income								12,448
Transfer to appropriated/from unappropriated	—	—	—	(15)	—	15	—	—
Dividend/return of capital to parent	—	—	—	—	—	(5,000)	—	(5,000)
Balance at March 31, 2015	150,000	$1,500	$201,517	$43	$15	$42,449	$1,855	$247,379
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net income	$6,565	$4,989
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, accretion of discounts, net	6,572	7,634
Deferred income tax provision	228	154
Net realized gain on Available-for-Sale securities	(2)	(672)
Other-than-temporary impairments and provision for loan loss	923	303
Changes in operating assets and liabilities:
Dividends and interest receivable	(2,234)	(850)
Certificate reserves, net	(430)	(312)
Deferred taxes, net	(3,623)	(2,257)
Current taxes payable to/receivable from parent, net	1,310	3,059
Derivatives, net of collateral	566	947
Other liabilities	3,347	(7,640)
Other, net	(1,593)	471
Net cash provided by operating activities	11,629	5,826
Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	—	11,884
Maturities, redemptions and calls	274,082	252,646
Purchases	(349,148)	(299,734)
Syndicated loans, commercial mortgage loans and real estate owned:
Sales, maturities and repayments	4,766	3,478
Purchases and fundings	(3,951)	—
Certificate loans, net	(5)	41
Net cash used in investing activities	(74,256)	(31,685)
Cash Flows from Financing Activities
Payments from certificate holders and other additions	662,011	617,035
Certificate maturities and cash surrenders	(558,866)	(527,507)
Dividend/return of capital to parent	(5,000)	—
Net cash provided by financing activities	98,145	89,528
Net increase in cash and cash equivalents	35,518	63,669
Cash and cash equivalents at beginning of period	68,632	74,526
Cash and cash equivalents at end of period	$104,150	$138,195
Supplemental disclosures including non-cash transactions:
Cash paid for income taxes	$4,774	$1,789
Cash paid for interest	7,325	7,819
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation
Ameriprise Certificate Company (“ACC”), is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial”). ACC is registered as an investment company under the Investment Company Act of 1940. The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). ACC uses the consolidation method of accounting for its wholly owned subsidiary, Investors Syndicate Development Corp. The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods have been made. All adjustments made were of a normal recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Annual Report on Form 10-K of ACC for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2015.
ACC reclassified a prior period amount in the Consolidated Statements of Cash Flows to improve the transparency of its cash flows. Within operating activities, the change in other liabilities was reclassified from “Other, net” to its own line. Total cash flows provided by (used in) operating, investing and financing activities did not materially change as a result of the reclassification.
ACC evaluated events or transactions that occurred after the consolidated balance sheet date for potential recognition or disclosure through the date the consolidated financial statements were issued.

2.  Recent Accounting Pronouncements
Adoption of New Accounting Standards
Receivables - Troubled Debt Restructuring by Creditors
In January 2014, the Financial Accounting Standards Board (“FASB”) updated the accounting standard related to recognizing residential real estate obtained through a repossession or foreclosure from a troubled debtor. The update clarifies the criteria for derecognition of the loan receivable and recognition of the real estate property. The standard is effective for interim and annual periods beginning after December 15, 2014 and can be applied under a modified retrospective transition method or a prospective transition method. The adoption of the standard did not have any effect on ACC’s consolidated results of operations and financial condition.
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

3.  Investments
Investments in unaffiliated issuers were as follows (in thousands):

	March 31, 2015	December 31, 2014
Available-for-Sale securities:
Fixed maturities, at fair value (amortized cost: 2015, $4,309,030; 2014, $4,222,747)	$4,307,709	$4,212,187
Common stocks, at fair value (cost: 2015, $2,343; 2014, $2,343)	6,601	6,523
Commercial mortgage loans and syndicated loans, at cost (less allowance for loan losses: 2015, $3,464; 2014, $3,464; fair value: 2015, $155,312; 2014, $155,829)	151,111	152,482
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	931	926
Total	$4,466,352	$4,372,118
Available-for-Sale securities distributed by type were as follows:

	March 31, 2015
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$2,295,856	$14,307	$(26,243)	$2,283,920	$(5,900)
Corporate debt securities	1,157,996	5,944	(1,312)	1,162,628	3
Commercial mortgage backed securities	398,970	6,270	(189)	405,051	—
Asset backed securities	455,830	2,438	(2,597)	455,671	—
U.S. government and agencies obligations	378	61	—	439	—
Common stocks	2,343	4,321	(63)	6,601	2,129
Total	$4,311,373	$33,341	$(30,404)	$4,314,310	$(3,768)

	December 31, 2014
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$2,234,011	$15,233	$(28,374)	$2,220,870	$(6,497)
Corporate debt securities	1,108,780	3,831	(3,367)	1,109,244	3
Commercial mortgage backed securities	397,659	4,508	(687)	401,480	—
Asset backed securities	481,919	2,595	(4,354)	480,160	—
U.S. government and agencies obligations	378	55	—	433	—
Common stocks	2,343	4,224	(44)	6,523	2,103
Total	$4,225,090	$30,446	$(36,826)	$4,218,710	$(4,391)
(1) Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income (loss). Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.
As of March 31, 2015 and December 31, 2014, investment securities with a fair value of $23 thousand and $25 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

At March 31, 2015 and December 31, 2014, fixed maturity securities comprised approximately 94% and 95%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. At March 31, 2015 and December 31, 2014, approximately $174.2 million and $200.9 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC, using criteria similar to those used by NRSROs. A summary of fixed maturity securities by rating was as follows:

	March 31, 2015			December 31, 2014
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$1,738,999	$1,746,588	40%	$1,741,510	$1,746,703	41%
AA	262,309	261,290	6	223,735	223,636	5
A	811,667	810,512	19	917,024	911,908	22
BBB	1,292,181	1,293,953	30	1,128,592	1,127,802	27
Below investment grade	203,874	195,366	5	211,886	202,138	5
Total fixed maturities	$4,309,030	$4,307,709	100%	$4,222,747	$4,212,187	100%
At March 31, 2015 and December 31, 2014, approximately 64% and 63%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	March 31, 2015
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	49	$517,488	$(3,382)	96	$796,225	$(22,861)	145	$1,313,713	$(26,243)
Corporate debt securities	35	338,497	(1,285)	1	26,048	(27)	36	364,545	(1,312)
Commercial mortgage backed securities	1	15,139	(1)	3	28,661	(188)	4	43,800	(189)
Asset backed securities	8	101,896	(247)	10	204,718	(2,350)	18	306,614	(2,597)
Common stocks	2	136	(61)	1	122	(2)	3	258	(63)
Total	95	$973,156	$(4,976)	111	$1,055,774	$(25,428)	206	$2,028,930	$(30,404)

Description of Securities	December 31, 2014
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	56	$616,280	$(5,110)	89	$716,633	$(23,264)	145	$1,332,913	$(28,374)
Corporate debt securities	55	597,937	(3,367)	—	—	—	55	597,937	(3,367)
Commercial mortgage backed securities	9	93,220	(271)	4	36,018	(416)	13	129,238	(687)
Asset backed securities	7	105,452	(707)	11	207,046	(3,647)	18	312,498	(4,354)
Common stocks	1	85	(42)	1	10	(2)	2	95	(44)
Total	128	$1,412,974	$(9,497)	105	$959,707	$(27,329)	233	$2,372,681	$(36,826)

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

As part of ACC’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is attributable to both improved credit spreads and lower interest rates.
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Beginning balance	$64,913	$83,122
Credit losses for which an other-than-temporary impairment was previously recognized	923	303
Ending balance	$65,836	$83,425
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
The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss):

	Net Unrealized Investment Gains (Losses)	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance at January 1, 2014	$(5,154)	$2,013	$(3,141)
Net unrealized securities gains arising during the period (1)	5,637	(2,184)	3,453
Reclassification of gains included in net income	(369)	129	(240)
Balance at March 31, 2014	$114	$(42)	$72	(2)

Balance at January 1, 2015	$(6,380)	$2,352	$(4,028)
Net unrealized securities gains arising during the period (1)	8,396	(3,112)	5,284
Reclassification of losses included in net income	921	(322)	599
Balance at March 31, 2015	$2,937	$(1,082)	$1,855	(2)
(1) Net unrealized securities gains (losses) arising during the period include other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Includes $2.4 million and $6.7 million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at March 31, 2015 and 2014, respectively.
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Gross realized gains	$2	$675
Gross realized losses	—	(3)
Other-than-temporary impairments	(923)	(303)
Total	$(921)	$369
Other-than-temporary impairments for the three months ended March 31, 2015 and 2014 related to credit losses on non-agency residential mortgage backed securities.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Available-for-Sale securities by contractual maturity at March 31, 2015 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$285,061	$285,790
Due after one year through five years	873,100	877,004
Due after five years through 10 years	—	—
Due after 10 years	213	273
	1,158,374	1,163,067
Residential mortgage backed securities	2,295,856	2,283,920
Commercial mortgage backed securities	398,970	405,051
Asset backed securities	455,830	455,671
Common stocks	2,343	6,601
Total	$4,311,373	$4,314,310
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
Allowance for Loan Losses
The following table presents a rollforward of the allowance for loan losses for commercial mortgage loans and syndicated loans for the three months ended and the ending balance of the allowance for loan losses by impairment method:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Beginning balance	$3,464	$4,461
Charge-offs	—	(997)
Ending balance	$3,464	$3,464

Individually evaluated for impairment	$—	$—
Collectively evaluated for impairment	3,464	3,464
The recorded investment in commercial mortgage loans and syndicated loans by impairment method was as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Individually evaluated for impairment	$3,583	$3,619
Collectively evaluated for impairment	150,992	152,327
Total	$154,575	$155,946
As of both March 31, 2015 and December 31, 2014, ACC’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $3.6 million. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to ACC’s total loan balance. During the three months ended March 31, 2015 and 2014, ACC had no significant sales of financing receivables. During the three months ended March 31, 2015, ACC purchased $1.7 million of syndicated loans. During the three months ended March 31, 2014, ACC had no significant purchases of financing receivables.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $2.1 million and $1.9 million as of March 31, 2015 and December 31, 2014, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 1.8% of total commercial mortgage loans as of both March 31, 2015 and December 31, 2014. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, ACC reviews the concentrations of credit risk by region and property type.
Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(in thousands)
East North Central	$—	$1,139	—%	1%
Middle Atlantic	7,118	7,328	7	8
Mountain	8,615	8,764	9	9
New England	10,014	10,101	10	10
Pacific	20,643	20,986	22	22
South Atlantic	31,089	29,765	32	30
West North Central	10,076	10,301	11	11
West South Central	8,394	8,589	9	9
	95,949	96,973	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$93,608	$94,632
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(in thousands)
Apartments	$27,525	$26,129	29%	27%
Industrial	12,815	14,159	14	15
Office	10,749	10,822	11	11
Retail	30,931	31,571	32	33
Hotel	1,216	1,254	1	1
Other	12,713	13,038	13	13
	95,949	96,973	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$93,608	$94,632
Syndicated Loans
The recorded investment in syndicated loans at March 31, 2015 and December 31, 2014 was $58.6 million and $59.0 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at March 31, 2015 and December 31, 2014 were $2.1 million and $1.9 million, respectively, which represent 4% and 3% of total syndicated loans at March 31, 2015 and December 31, 2014, respectively.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Troubled Debt Restructurings
There were no loans restructured by ACC during the three months ended March 31, 2015. During the three months ended March 31, 2014, ACC restructured one syndicated loan and received three loans in exchange with a recorded investment of $288 thousand. The troubled debt restructuring for the three months ended March 31, 2014 resulted in a $997 thousand reduction to ACC’s allowance for loan losses. The troubled debt restructuring did not have a material impact to ACC’s income recognized for the three months ended March 31, 2014. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

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
Valuation Hierarchy
ACC categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by ACC’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$99,397	$—	$99,397
Available-for-Sale securities:
Residential mortgage backed securities	—	2,042,619	241,301	2,283,920
Corporate debt securities	—	996,076	166,552	1,162,628
Commercial mortgage backed securities	—	405,051	—	405,051
Asset backed securities	—	439,485	16,186	455,671
U.S. government and agencies obligations	439	—	—	439
Common stocks	2,409	3,331	861	6,601
Total Available-for-Sale securities	2,848	3,886,562	424,900	4,314,310
Equity options, purchased	—	33,363	—	33,363
Total assets at fair value	$2,848	$4,019,322	$424,900	$4,447,070

Liabilities
Certificate reserves	$—	$5,163	$—	$5,163
Equity options, written	—	28,345	—	28,345
Total liabilities at fair value	$—	$33,508	$—	$33,508

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$27,798	$—	$27,798
Available-for-Sale securities:
Residential mortgage backed securities	—	2,024,312	196,558	2,220,870
Corporate debt securities	—	943,743	165,501	1,109,244
Commercial mortgage backed securities	—	401,480	—	401,480
Asset backed securities	—	461,972	18,188	480,160
U.S. government and agencies obligations	433	—	—	433
Common stocks	2,315	3,300	908	6,523
Total Available-for-Sale securities	2,748	3,834,807	381,155	4,218,710
Equity options, purchased	—	45,857	—	45,857
Total assets at fair value	$2,748	$3,908,462	$381,155	$4,292,365

Liabilities
Certificate reserves	$—	$5,875	$—	$5,875
Equity options, written	—	40,073	—	40,073
Total liabilities at fair value	$—	$45,948	$—	$45,948
The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Asset Backed Securities	Common Stocks	Total
	(in thousands)
Balance, January 1, 2015	$196,558	$165,501	$18,188	$908	$381,155
Total gains (losses) included in:
Net income	(118)	(163)	18	—	(263)	(1)
Other comprehensive income	302	1,214	(18)	(47)	1,451
Purchases	85,268	—	—	—	85,268
Settlements	(8,666)	—	(2,002)	—	(10,668)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(32,043)	—	—	—	(32,043)
Balance, March 31, 2015	$241,301	$166,552	$16,186	$861	$424,900
Change in unrealized gains (losses) included in net income related to Level 3 assets held at March 31, 2015	$(118)	$(163)	$18	$—	$(263)
(1) Included in investment income in the Consolidated Statements of Operations.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in thousands)
Balance, January 1, 2014	$128,906	$123,032	$—	$37,152	$273	$289,363
Total gains (losses) included in:
Net income	(42)	(328)	—	15	—	(355)	(1)
Other comprehensive income	23	(126)	—	(136)	7	(232)
Purchases	70,768	51,875	20,000	21,651	—	164,294
Settlements	(2,288)	—	—	(1,252)	—	(3,540)
Transfers into Level 3	—	—	—	—	174	174
Transfers out of Level 3	(121,094)	—	—	—	(273)	(121,367)
Balance, March 31, 2014	$76,273	$174,453	$20,000	$57,430	$181	$328,337
Change in unrealized gains (losses) included in net income related to Level 3 assets held at March 31, 2014	$(42)	$(328)	$—	$15	$—	$(355)
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets and liabilities:

	March 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Corporate debt securities (private placements)	$166,549	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0% - 1.4% (1.2%)

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Corporate debt securities (private placements)	$165,498	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1% - 1.5% (1.2%)
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
Derivatives (Equity Options, Purchased and Written)
The fair value of derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at March 31, 2015 and December 31, 2014. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value. All other financial instruments that are reported at fair value have been included above in the tables with balances of assets and liabilities measured at fair value on a recurring basis.

	March 31, 2015
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$57,503	$—	$55,767	$2,156	$57,923
Commercial mortgage loans	93,608	—	—	97,389	97,389
Certificate loans	931	—	931	—	931
Financial Liabilities
Certificate reserves	$4,304,322	$—	$—	$4,293,534	$4,293,534

	December 31, 2014
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$57,850	$—	$54,933	$2,603	$57,536
Commercial mortgage loans	94,632	—	—	98,293	98,293
Certificate loans	926	—	926	—	926
Financial Liabilities
Certificate reserves	$4,200,895	$—	$—	$4,195,429	$4,195,429
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	March 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Net Amount
	(in thousands)
Equity options, purchased	$33,363	$—	$33,363	$(28,345)	$(3,638)	$1,380

	December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Net Amount
	(in thousands)
Equity options, purchased	$45,857	$—	$45,857	$(40,073)	$(3,824)	$1,960
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	March 31, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Net Amount
	(in thousands)
Equity options, written	$28,345	$—	$28,345	$(28,345)	$—	$—

	December 31, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Net Amount
	(in thousands)
Equity options, written	$40,073	$—	$40,073	$(40,073)	$—	$—
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
See Note 7 for additional disclosures related to ACC’s derivative instruments.

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
ACC uses derivatives as economic hedges of equity risk related to stock market certificates. ACC does not designate any derivatives for hedge accounting. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives, by type of derivative and product:

Derivatives not designated as hedging instruments	Balance Sheet Location	Asset		Balance Sheet Location	Liability
		March 31, 2015	December 31, 2014		March 31, 2015	December 31, 2014
(in thousands)
Equity contracts
Stock market certificates	Equity options, purchased	$33,363	$45,857	Equity options, written	$28,345	$40,073
Stock market certificates embedded derivatives	N/A	—	—	Certificate reserves	5,163	5,875
Total		$33,363	$45,857		$33,508	$45,948
N/A Not applicable.
See Note 5 for additional information regarding ACC’s fair value measurement of derivative instruments.
The following tables present a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended March 31,
		2015	2014
		(in thousands)
Equity contracts
Stock market certificates	Net provision for certificate reserves	$497	$584
Stock market certificates embedded derivatives	Net provision for certificate reserves	(292)	(608)
Total		$205	$(24)
Ameriprise Stock Market Certificates (“SMC”) offer a return based upon the relative change in a major stock market index between the beginning and end of the SMC’s term. The SMC product contains an embedded derivative. The equity based return of the certificate must be separated from the host contract and accounted for as a derivative instrument. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by ACC related to the SMC product will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates, ACC purchases and writes call options on the S&P 500 Index. ACC views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels. The gross notional amount of these derivative contracts was $953.7 million and $997.0 million at March 31, 2015 and December 31, 2014, respectively. ACC also purchases futures on the S&P 500 Index to economically hedge its obligations. The futures are marked-to-market daily and exchange traded, exposing ACC to no counterparty risk. The gross notional amount of these derivative contracts was $412 thousand and $410 thousand at March 31, 2015 and December 31, 2014, respectively.
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
ACC may in the normal course of business be a party to legal, regulatory or arbitration proceedings concerning matters arising in connection with the conduct of its business activities. The outcome of any such proceeding cannot be predicted with any certainty. ACC believes that it is not a party to, nor are any of its properties the subject of, any pending legal, regulatory or arbitration proceedings that are reasonably likely to have a material adverse effect on ACC’s financial condition, results of operations or liquidity. Notwithstanding the foregoing, it is possible that the outcome of any such legal, arbitration or regulatory proceedings could have a material impact on ACC’s results of operations in any particular reporting period as the proceedings are resolved.

9.  Shareholder’s Equity
The following table provides information related to amounts reclassified from accumulated other comprehensive income (loss) for the three months ended March 31:

Accumulated Other Comprehensive Income (Loss) Reclassification	Location of Gain (Loss) Recognized in Income	2015	2014
		(in thousands)
Unrealized net losses (gains) on Available-for-Sale securities	Net investment income	$921	$(369)
Tax expense (benefit)	Income tax provision	(322)	129
Net of tax		$599	$(240)

10.  Income Taxes
The effective tax rate was 18.2% for the three months ended March 31, 2015 compared to 37.8% for the three months ended March 31, 2014. The decrease in the effective rate for the three months ended March 31, 2015 compared to the prior year period is a result of release of unrecognized tax benefit related to certain state income tax positions.
ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of March 31, 2015 and December 31, 2014.
As of March 31, 2015 and December 31, 2014, ACC had $3.6 million and $5.5 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $1.3 million and $2.5 million, net of federal tax benefits, of the unrecognized tax benefits as of March 31, 2015 and December 31, 2014, respectively, would affect the effective tax rate.
It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of ACC, it is estimated that the total amount of gross unrecognized tax benefits may decrease by up to $3.4 million in the next 12 months.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized a net decrease of $219 thousand and a net increase of $17 thousand in interest and penalties for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015 and December 31, 2014, ACC had a payable of $1.6 million and $1.8 million, respectively, related to accrued interest and penalties.
ACC files income tax returns, as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial, in the U.S. federal jurisdiction and various states jurisdictions. The Internal Revenue Service (“IRS”) has completed its field examination of the 1997 through 2011 tax returns. However, for federal income tax purposes these years, except for 2007, continue to remain open as a consequence of certain unagreed upon issues. The IRS is currently auditing the ACC's U.S. income tax returns for 2012 and 2013. ACC's or certain of its subsidiaries' state income tax returns are currently under examination by various jurisdictions for years ranging from 1997 through 2008 and remain open for all years after 2008.

AMERIPRISE CERTIFICATE COMPANY

ITEM 2.  MANAGEMENT’S NARRATIVE ANALYSIS
The following information should be read in conjunction with Ameriprise Certificate Company’s (“ACC”) Financial Statements and related notes presented in Part I, Item 1. This discussion may contain forward-looking statements that reflect ACC’s plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed under “Forward-Looking Statements.” ACC believes it is useful to read its management’s narrative analysis in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2015 (“2014 10-K”), as well as its current reports on Form 8-K and other publicly available information.
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

Critical Accounting Policies
ACC’s critical accounting policies are discussed in detail in “Management's Narrative Analysis — Critical Accounting Policies” in its 2014 10-K.

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements and their expected impact on ACC’s future results of operations or financial condition, see Note 2 to the consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2015 and 2014
ACC’s net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income trends occur largely due to changes in returns on ACC’s investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles (“GAAP”).
Net income increased $1.6 million, or 32%, to $6.6 million for the three months ended March 31, 2015 compared to $5.0 million for the prior year period primarily due to a decrease in investment expenses and lower income tax expense reflecting a release of unrecognized tax benefit related to certain state income tax positions in the first quarter of 2015, partially offset by net realized losses on investments for the first quarter of 2015 compared to net realized gains on investments for the prior year period.
Investment income decreased $0.4 million, or 1%, to $21.8 million for the three months ended March 31, 2015 compared to $22.2 million for the prior year period reflecting a lower average invested asset rate due to the continued low interest rate environment, partially offset by higher average investment balances compared to the prior year period.
Investment expenses decreased $1.1 million, or 14%, to $6.6 million for the three months ended March 31, 2015 compared to $7.7 million for the prior year period primarily due to lower investment advisory and transfer agent fees.
Net provision for certificate reserves decreased $0.5 million, or 8%, to $6.3 million for the three months ended March 31, 2015 compared to $6.8 million for the prior year period primarily due to lower client rates due to the continued low interest rate environment, partially offset by higher client balances compared to the prior year period.
Net realized loss on investments before income taxes was $0.9 million for the three months ended March 31, 2015 compared to net realized gain on investments of $0.4 million for the prior year period. Net realized loss on investments for the three months ended March 31, 2015 included other-than-temporary impairments of $0.9 million. Net realized gain on investments for the prior year period included $0.7 million of realized gains from sales, tenders and calls of Available-for-Sale securities, partially offset by other-than-temporary impairments of $0.3 million. The other-than-temporary impairments for both periods related to credit losses on non-agency residential mortgage backed securities.
The effective tax rate was 18.2% for the three months ended March 31, 2015 compared to 37.8% for the three months ended March 31, 2014. The decrease in the effective rate for the three months ended March 31, 2015 compared to the prior year period is a result of release of unrecognized tax benefit related to certain state income tax positions.

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
ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2015.
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

ITEM 1A.  RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of ACC’s 2014 10-K.

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

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date:	May 4, 2015	/s/ Abu M. Arif
Abu M. Arif
Chief Executive Officer

Date:	May 4, 2015	/s/ Ross P. Palacios
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

3(b)	By-Laws of Ameriprise Certificate Company, filed electronically on or about November 5, 2010 as Exhibit 3 (b) to Registrant’s Form 10-Q, are incorporated herein by reference.

31.1*	Certification of Abu M. Arif pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Ross P. Palacios pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Abu M. Arif and Ross P. Palacios pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________________________________________________
* Filed electronically herewithin.

E-1