Form 10-Q
period 2015-06-30
AMERIPRISE CERTIFICATE CO
filed 2015-08-03
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2015
Common Shares (par value $10 per share)	150,000 shares
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY

FORM 10-Q

AMERIPRISE CERTIFICATE COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Investment income	$21,835	$22,191	$43,667	$44,346
Investment expenses	6,749	6,693	13,370	14,411
Net investment income before provision for certificate reserves and income taxes	15,086	15,498	30,297	29,935
Net provision for certificate reserves	6,432	6,563	12,700	13,353
Net investment income before income taxes	8,654	8,935	17,597	16,582
Income tax expense	3,209	3,273	4,988	6,171
Net investment income	5,445	5,662	12,609	10,411

Net realized gain (loss) on investments	(77)	103	(998)	472
Income tax expense (benefit)	(27)	36	(349)	165
Net realized gain (loss) on investments, after-tax	(50)	67	(649)	307
Net income	$5,395	$5,729	$11,960	$10,718

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$(42)	$—	$(56)
Portion of loss recognized in other comprehensive income (before taxes)	—	(229)	(923)	(518)
Net impairment losses recognized in net realized gain (loss) on investments	$—	$(271)	$(923)	$(574)
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$5,395	$5,729	$11,960	$10,718
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	(4,965)	6,400	319	9,853
Reclassification of net securities losses (gains) included in net income	50	(66)	649	(306)
Total other comprehensive income (loss), net of tax	(4,915)	6,334	968	9,547
Total comprehensive income	$480	$12,063	$12,928	$20,265
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	June 30, 2015	December 31, 2014

Assets
Qualified Assets
Cash and cash equivalents	$69,186	$68,632
Investments in unaffiliated issuers	4,551,067	4,372,118
Receivables	19,905	25,460
Equity options, purchased	22,803	45,857
Total qualified assets	4,662,961	4,512,067
Deferred taxes, net	1,285	1,485
Total assets	$4,664,246	$4,513,552

Liabilities and Shareholder's Equity
Liabilities
Certificate reserves	$4,353,616	$4,206,770
Current taxes payable to parent	7,879	3,133
Equity options, written	18,617	40,073
Payable for investment securities purchased	9,277	2,292
Due to related party and other liabilities	31,998	21,353
Total liabilities	4,421,387	4,273,621

Shareholder's Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	201,517	201,517
Total retained earnings	42,902	40,942
Accumulated other comprehensive loss, net of tax	(3,060)	(4,028)
Total shareholder's equity	242,859	239,931
Total liabilities and shareholder's equity	$4,664,246	$4,513,552
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)
(in thousands, except share data)

				Retained Earnings
	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Unappropriated	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total

Balance at January 1, 2014	150,000	$1,500	$201,517	$26	$15	$23,258	$(3,141)	$223,175
Comprehensive income:
Net income	—	—	—	—	—	10,718	—	10,718
Other comprehensive income, net of tax	—	—	—	—	—	—	9,547	9,547
Total comprehensive income								20,265
Transfer to appropriated/from unappropriated	—	—	—	66	—	(66)	—	—
Balance at June 30, 2014	150,000	$1,500	$201,517	$92	$15	$33,910	$6,406	$243,440

Balance at January 1, 2015	150,000	$1,500	$201,517	$58	$15	$40,869	$(4,028)	$239,931
Comprehensive income:
Net income	—	—	—	—	—	11,960	—	11,960
Other comprehensive income, net of tax	—	—	—	—	—	—	968	968
Total comprehensive income								12,928
Transfer from appropriated/to unappropriated	—	—	—	(28)	—	28	—	—
Dividend to parent	—	—	—	—	—	(10,000)	—	(10,000)
Balance at June 30, 2015	150,000	$1,500	$201,517	$30	$15	$42,857	$(3,060)	$242,859
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$11,960	$10,718
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, accretion of discounts, net	13,878	15,152
Deferred income tax expense (benefit)	(156)	8
Net realized (gain) loss on Available-for-Sale securities	75	(1,045)
Other net realized gain	—	(1)
Other-than-temporary impairments and provision for loan loss	923	574
Changes in operating assets and liabilities:
Dividends and interest receivable	363	1,412
Certificate reserves, net	(1,150)	(263)
Deferred taxes, net	(209)	(5,374)
Current taxes payable to/receivable from parent, net	4,714	4,432
Derivatives, net of collateral	698	2,090
Other liabilities	11,131	8,059
Other, net	5,579	579
Net cash provided by operating activities	47,806	36,341

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	26	11,884
Maturities, redemptions and calls	577,596	511,951
Purchases	(762,581)	(752,271)
Syndicated loans, commercial mortgage loans and real estate owned:
Sales, maturities and repayments	12,154	8,881
Purchases and fundings	(12,490)	—
Certificate loans, net	47	125
Net cash used in investing activities	(185,248)	(219,430)

Cash Flows from Financing Activities
Payments from certificate holders and other additions	1,375,438	1,314,772
Certificate maturities and cash surrenders	(1,227,442)	(1,114,309)
Dividend to parent	(10,000)	—
Net cash provided by financing activities	137,996	200,463
Net increase in cash and cash equivalents	554	17,374
Cash and cash equivalents at beginning of period	68,632	74,526
Cash and cash equivalents at end of period	$69,186	$91,900

Supplemental disclosures including non-cash transactions:
Cash paid for income taxes	$7,712	$6,863
Cash paid for interest	14,879	15,596
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

3.  Investments
Investments in unaffiliated issuers were as follows (in thousands):

	June 30, 2015	December 31, 2014
Available-for-Sale securities:
Fixed maturities, at fair value (amortized cost: 2015, $4,398,062; 2014, $4,222,747)	$4,388,638	$4,212,187
Common stocks, at fair value (cost: 2015, $2,343; 2014, $2,343)	6,920	6,523
Commercial mortgage loans and syndicated loans, at cost (less allowance for loan losses: 2015, $3,464; 2014, $3,464; fair value: 2015, $157,498; 2014, $155,829)	154,630	152,482
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	879	926
Total	$4,551,067	$4,372,118
Available-for-Sale securities distributed by type were as follows:

	June 30, 2015
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$2,322,214	$13,097	$(26,657)	$2,308,654	$(5,405)
Corporate debt securities	1,266,251	3,665	(3,418)	1,266,498	3
Commercial mortgage backed securities	363,603	4,364	(163)	367,804	—
Asset backed securities	423,084	1,854	(2,197)	422,741	—
State and municipal obligations	22,533	7	(25)	22,515	—
U.S. government and agencies obligations	377	49	—	426	—
Common stocks	2,343	4,631	(54)	6,920	2,276
Total	$4,400,405	$27,667	$(32,514)	$4,395,558	$(3,126)

	December 31, 2014
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$2,234,011	$15,233	$(28,374)	$2,220,870	$(6,497)
Corporate debt securities	1,108,780	3,831	(3,367)	1,109,244	3
Commercial mortgage backed securities	397,659	4,508	(687)	401,480	—
Asset backed securities	481,919	2,595	(4,354)	480,160	—
U.S. government and agencies obligations	378	55	—	433	—
Common stocks	2,343	4,224	(44)	6,523	2,103
Total	$4,225,090	$30,446	$(36,826)	$4,218,710	$(4,391)
(1) Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income (loss). Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.
As of June 30, 2015 and December 31, 2014, investment securities with a fair value of $22 thousand and $25 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

At both June 30, 2015 and December 31, 2014, fixed maturity securities comprised approximately 95% of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. At June 30, 2015 and December 31, 2014, approximately $176.5 million and $200.9 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC, using criteria similar to those used by NRSROs. A summary of fixed maturity securities by rating was as follows:

	June 30, 2015			December 31, 2014
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$1,677,563	$1,681,642	39%	$1,741,510	$1,746,703	41%
AA	316,132	315,142	7	223,735	223,636	5
A	719,160	717,103	16	917,024	911,908	22
BBB	1,493,928	1,491,839	34	1,128,592	1,127,802	27
Below investment grade	191,279	182,912	4	211,886	202,138	5
Total fixed maturities	$4,398,062	$4,388,638	100%	$4,222,747	$4,212,187	100%
At June 30, 2015 and December 31, 2014, approximately 64% and 63%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	June 30, 2015
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	58	$639,227	$(4,929)	98	$726,924	$(21,728)	156	$1,366,151	$(26,657)
Corporate debt securities	46	517,681	(2,277)	5	88,083	(1,141)	51	605,764	(3,418)
Commercial mortgage backed securities	7	51,015	(19)	1	16,712	(144)	8	67,727	(163)
Asset backed securities	8	83,819	(185)	11	212,026	(2,012)	19	295,845	(2,197)
State and municipal obligations	4	14,110	(25)	—	—	—	4	14,110	(25)
Common stocks	1	46	(23)	2	221	(31)	3	267	(54)
Total	124	$1,305,898	$(7,458)	117	$1,043,966	$(25,056)	241	$2,349,864	$(32,514)

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Description of Securities	December 31, 2014
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	56	$616,280	$(5,110)	89	$716,633	$(23,264)	145	$1,332,913	$(28,374)
Corporate debt securities	55	597,937	(3,367)	—	—	—	55	597,937	(3,367)
Commercial mortgage backed securities	9	93,220	(271)	4	36,018	(416)	13	129,238	(687)
Asset backed securities	7	105,452	(707)	11	207,046	(3,647)	18	312,498	(4,354)
Common stocks	1	85	(42)	1	10	(2)	2	95	(44)
Total	128	$1,412,974	$(9,497)	105	$959,707	$(27,329)	233	$2,372,681	$(36,826)
As part of ACC’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is primarily attributable to improved credit spreads.
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Beginning balance	$65,836	$83,425	$64,913	$83,122
Reductions for securities sold during the period (realized)	(14,502)	—	(14,502)	—
Credit losses for which an other-than-temporary impairment was previously recognized	—	271	923	574
Ending balance	$51,334	$83,696	$51,334	$83,696
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss):

	Net Unrealized Investment Gains (Losses)	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance at January 1, 2014	$(5,154)	$2,013	$(3,141)
Net unrealized securities gains arising during the period (1)	15,705	(5,852)	9,853
Reclassification of gains included in net income	(471)	165	(306)
Balance at June 30, 2014	$10,080	$(3,674)	$6,406	(2)

Balance at January 1, 2015	$(6,380)	$2,352	$(4,028)
Net unrealized securities gains arising during the period (1)	535	(216)	319
Reclassification of losses included in net income	998	(349)	649
Balance at June 30, 2015	$(4,847)	$1,787	$(3,060)	(2)
(1) Net unrealized securities gains (losses) arising during the period include other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Includes $2.0 million and $4.8 million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at June 30, 2015 and 2014, respectively.
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Gross realized gains	$24	$373	$26	$1,048
Gross realized losses	(101)	—	(101)	(3)
Other-than-temporary impairments	—	(271)	(923)	(574)
Total	$(77)	$102	$(998)	$471
Other-than-temporary impairments for the three months ended June 30, 2014 and six months ended June 30, 2015 and 2014 related to credit losses on non-agency residential mortgage backed securities.
Available-for-Sale securities by contractual maturity at June 30, 2015 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$350,483	$351,302
Due after one year through five years	933,466	932,874
Due after five years through 10 years	5,000	5,003
Due after 10 years	212	260
	1,289,161	1,289,439
Residential mortgage backed securities	2,322,214	2,308,654
Commercial mortgage backed securities	363,603	367,804
Asset backed securities	423,084	422,741
Common stocks	2,343	6,920
Total	$4,400,405	$4,395,558
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
Allowance for Loan Losses
The following table presents a rollforward of the allowance for loan losses for commercial mortgage loans and syndicated loans for the six months ended and the ending balance of the allowance for loan losses by impairment method:

	June 30,
	2015	2014
	(in thousands)
Beginning balance	$3,464	$4,461
Charge-offs	—	(997)
Ending balance	$3,464	$3,464

Individually evaluated for impairment	$—	$—
Collectively evaluated for impairment	3,464	3,464
The recorded investment in commercial mortgage loans and syndicated loans by impairment method was as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Individually evaluated for impairment	$3,569	$3,619
Collectively evaluated for impairment	154,525	152,327
Total	$158,094	$155,946
At both June 30, 2015 and December 31, 2014, ACC’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $3.6 million. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to ACC’s total loan balance. During the three months and six months ended June 30, 2015 and 2014, ACC sold no syndicated loans. During the three months and six months ended June 30, 2015, ACC purchased $3.4 million and $5.1 million, respectively, of syndicated loans. During the three months and six ended June 30, 2014, ACC had no significant purchases of financing receivables.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $2.1 million and $1.9 million as of June 30, 2015 and December 31, 2014, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 1.7% and 1.8% of total commercial mortgage loans as of June 30, 2015 and December 31, 2014, respectively. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, ACC reviews the concentrations of credit risk by region and property type.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(in thousands)
East North Central	$—	$1,139	—%	1%
East South Central	4,170	—	4	—
Middle Atlantic	6,906	7,328	7	8
Mountain	8,433	8,764	8	9
New England	9,926	10,101	10	10
Pacific	23,487	20,986	23	22
South Atlantic	30,727	29,765	30	30
West North Central	9,848	10,301	10	11
West South Central	8,198	8,589	8	9
	101,695	96,973	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$99,354	$94,632
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(in thousands)
Apartments	$27,214	$26,129	27%	27%
Industrial	12,607	14,159	12	15
Office	12,836	10,822	13	11
Retail	35,473	31,571	35	33
Hotel	1,178	1,254	1	1
Other	12,387	13,038	12	13
	101,695	96,973	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$99,354	$94,632
Syndicated Loans
The recorded investment in syndicated loans at June 30, 2015 and December 31, 2014 was $56.4 million and $59.0 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at June 30, 2015 and December 31, 2014 were $2.1 million and $1.9 million, respectively, which represent 4% and 3% of total syndicated loans at June 30, 2015 and December 31, 2014, respectively.
Troubled Debt Restructurings
There were no loans restructured by ACC during the three months and six months ended June 30, 2015. During the six months ended June 30, 2014, ACC restructured one syndicated loan and received three loans in exchange with a recorded investment of $288 thousand. The troubled debt restructuring did not have a material impact to ACC’s allowance for loan losses or income recognized for the three months and six months ended June 30, 2014. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

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
Valuation Hierarchy
ACC categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by ACC’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$68,098	$—	$68,098
Available-for-Sale securities:
Residential mortgage backed securities	—	2,039,969	268,685	2,308,654
Corporate debt securities	—	1,096,554	169,944	1,266,498
Commercial mortgage backed securities	—	357,812	9,992	367,804
Asset backed securities	—	406,191	16,550	422,741
State and municipal obligations	—	22,515	—	22,515
U.S. government and agencies obligations	426	—	—	426
Common stocks	2,525	4,030	365	6,920
Total Available-for-Sale securities	2,951	3,927,071	465,536	4,395,558
Equity options, purchased	—	22,803	—	22,803
Total assets at fair value	$2,951	$4,017,972	$465,536	$4,486,459

Liabilities
Certificate reserves	$—	$4,411	$—	$4,411
Equity options, written	—	18,617	—	18,617
Total liabilities at fair value	$—	$23,028	$—	$23,028

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$27,798	$—	$27,798
Available-for-Sale securities:
Residential mortgage backed securities	—	2,024,312	196,558	2,220,870
Corporate debt securities	—	943,743	165,501	1,109,244
Commercial mortgage backed securities	—	401,480	—	401,480
Asset backed securities	—	461,972	18,188	480,160
U.S. government and agencies obligations	433	—	—	433
Common stocks	2,315	3,300	908	6,523
Total Available-for-Sale securities	2,748	3,834,807	381,155	4,218,710
Equity options, purchased	—	45,857	—	45,857
Total assets at fair value	$2,748	$3,908,462	$381,155	$4,292,365

Liabilities
Certificate reserves	$—	$5,875	$—	$5,875
Equity options, written	—	40,073	—	40,073
Total liabilities at fair value	$—	$45,948	$—	$45,948
The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities					Total
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks
		(in thousands)
Balance, April 1, 2015	$241,301	$166,552	$—	$16,186	$861	$424,900
Total gains (losses) included in:
Net income	(30)	(163)	—	46	—	(147)	(1)
Other comprehensive income	10	(627)	—	(182)	(13)	(812)
Purchases	100,548	4,182	9,992	7,500	—	122,222
Settlements	(11,963)	—	—	(7,000)	—	(18,963)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	(61,181)	—	—	—	(483)	(61,664)
Balance, June 30, 2015	$268,685	$169,944	$9,992	$16,550	$365	$465,536
Change in unrealized gains (losses) included in net income related to Level 3 assets held at June 30, 2015	$(30)	$(163)	$—	$46	$—	$(147)
(1) Included in investment income in the Consolidated Statements of Operations.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities					Total
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks
	(in thousands)
Balance, April 1, 2014	$76,273	$174,453	$20,000	$57,430	$181	$328,337
Total gains (losses) included in:
Net income	(127)	(423)	—	27	—	(523)	(1)
Other comprehensive income	267	1,047	—	94	15	1,423
Purchases	136,005	13,852	—	—	127	149,984
Settlements	(8,414)	—	—	(1,673)	—	(10,087)
Transfers into Level 3	—	—	—	—	283	283
Transfers out of Level 3	—	—	(20,000)	(19,980)	(100)	(40,080)
Balance, June 30, 2014	$204,004	$188,929	$—	$35,898	$506	$429,337
Change in unrealized gains (losses) included in net income related to Level 3 assets held at June 30, 2014	$(127)	$(423)	$—	$27	$—	$(523)
(1) Included in investment income in the Consolidated Statements of Operations.

	Available-for-Sale Securities					Total
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks
	(in thousands)
Balance, January 1, 2015	$196,558	$165,501	$—	$18,188	$908	$381,155
Total gains (losses) included in:
Net income	(148)	(327)	—	64	—	(411)	(1)
Other comprehensive income	311	588	—	(199)	(60)	640
Purchases	185,817	4,182	9,992	7,500	—	207,491
Settlements	(20,629)	—	—	(9,003)	—	(29,632)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	(93,224)	—	—	—	(483)	(93,707)
Balance, June 30, 2015	$268,685	$169,944	$9,992	$16,550	$365	$465,536
Change in unrealized gains (losses) included in net income related to Level 3 assets held at June 30, 2015	$(111)	$(327)	$—	$64	$—	$(374)
(1) Included in investment income in the Consolidated Statements of Operations.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities					Total
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks
	(in thousands)
Balance, January 1, 2014	$128,906	$123,032	$—	$37,152	$273	$289,363
Total gains (losses) included in:
Net income	(169)	(751)	—	42	—	(878)	(1)
Other comprehensive income	290	921	—	(42)	22	1,191
Purchases	206,773	65,727	20,000	21,651	127	314,278
Settlements	(10,702)	—	—	(2,925)	—	(13,627)
Transfers into Level 3	—	—	—	—	457	457
Transfers out of Level 3	(121,094)	—	(20,000)	(19,980)	(373)	(161,447)
Balance, June 30, 2014	$204,004	$188,929	$—	$35,898	$506	$429,337
Change in unrealized gains (losses) included in net income related to Level 3 assets held at June 30, 2014	$(169)	$(751)	$—	$42	$—	$(878)
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets and liabilities:

	June 30, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Corporate debt securities (private placements)	$165,758	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1% - 1.5% (1.2%)

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Corporate debt securities (private placements)	$165,498	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1% - 1.5% (1.2%)
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
Derivatives (Equity Options, Purchased and Written)
The fair value of derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at June 30, 2015 and December 31, 2014. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
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

	June 30, 2015
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$55,276	$—	$53,198	$2,335	$55,533
Commercial mortgage loans	99,354	—	—	101,965	101,965
Certificate loans	879	—	879	—	879
Financial Liabilities
Certificate reserves	$4,349,205	$—	$—	$4,344,201	$4,344,201

	December 31, 2014
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$57,850	$—	$54,933	$2,603	$57,536
Commercial mortgage loans	94,632	—	—	98,293	98,293
Certificate loans	926	—	926	—	926
Financial Liabilities
Certificate reserves	$4,200,895	$—	$—	$4,195,429	$4,195,429
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	June 30, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Net Amount
	(in thousands)
Equity options, purchased	$22,803	$—	$22,803	$(18,617)	$(2,527)	$1,659

	December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Net Amount
	(in thousands)
Equity options, purchased	$45,857	$—	$45,857	$(40,073)	$(3,824)	$1,960
 (1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	June 30, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Net Amount
	(in thousands)
Equity options, written	$18,617	$—	$18,617	$(18,617)	$—	$—

	December 31, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Net Amount
	(in thousands)
Equity options, written	$40,073	$—	$40,073	$(40,073)	$—	$—
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
ACC uses derivatives as economic hedges of equity risk related to stock market certificates. ACC does not designate any derivatives for hedge accounting. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives, by type of derivative and product:

Derivatives not designated as hedging instruments	Balance Sheet Location	Asset		Balance Sheet Location	Liability
		June 30, 2015	December 31, 2014		June 30, 2015	December 31, 2014
(in thousands)
Equity contracts
Stock market certificates	Equity options, purchased	$22,803	$45,857	Equity options, written	$18,617	$40,073
Stock market certificates	Receivables	1	—	Payable for investment securities purchased	—	5
Stock market certificates embedded derivatives	N/A	—	—	Certificate reserves	4,411	5,875
Total		$22,804	$45,857		$23,028	$45,953
N/A Not applicable.
See Note 5 for additional information regarding ACC’s fair value measurement of derivative instruments.
The following tables present a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
		(in millions)
Equity contracts
Stock market certificates	Net provision for certificate reserves	$178	$1,084	$675	$1,668
Stock market certificates embedded derivatives	Net provision for certificate reserves	(56)	(950)	(348)	(1,558)
Total		$122	$134	$327	$110
Ameriprise Stock Market Certificates (“SMC”) offer a return based upon the relative change in a major stock market index between the beginning and end of the SMC’s term. The SMC product contains an embedded derivative. The equity based return of the certificate must be separated from the host contract and accounted for as a derivative instrument. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by ACC related to the SMC product will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates, ACC purchases and writes call options on the S&P 500 Index. ACC views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels. The gross notional amount of options was $940.2 million and $997.0 million at June 30, 2015 and December 31, 2014, respectively. ACC also purchases futures on the S&P 500 Index to economically hedge its obligations. The futures are marked-to-market daily and exchange traded, exposing ACC to no counterparty risk. The variation margin related to futures contracts is included in Receivables or Payable for investment securities purchased in the Consolidated Balance Sheets. The earnings impact of both options and futures is included in Net provision for certificate reserves in the Consolidated Statement of Operations. The gross notional amount of futures was $411 thousand and $410 thousand at June 30, 2015 and December 31, 2014, respectively.
During the second quarter of 2015, ACC launched the sale of Ameriprise Step-Up Rate Certificates (“SRC”). The SRC offers the ability to step up to a higher crediting rate based upon the then-current rate for a new SRC with the same term. The SRC product contains an embedded derivative which was not material as of June 30, 2015.

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

9.  Shareholder’s Equity
The following table provides information related to amounts reclassified from accumulated other comprehensive income (loss):

AOCI Reclassification	Location of (Gain) Loss Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Unrealized net losses (gains) on Available-for-Sale securities	Net investment income	(in thousands)
		$77	$(102)	$998	$(471)
Tax expense (benefit)	Income tax provision	(27)	36	(349)	165
Net of tax		$50	$(66)	$649	$(306)

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

10.  Income Taxes
The effective tax rate was 37.1% and 36.6% for the three months ended June 30, 2015 and 2014, respectively. The effective tax rate was 28.0% and 37.2% for the six months ended June 30, 2015 and 2014, respectively. The decrease in the effective rate for the six months ended June 30, 2015 compared to the prior year period is a result of release of unrecognized tax benefit related to certain state income tax positions.
ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of June 30, 2015 and December 31, 2014.
As of June 30, 2015 and December 31, 2014, ACC had $3.6 million and $5.5 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $1.3 million and $2.5 million, net of federal tax benefits, of the unrecognized tax benefits as of June 30, 2015 and December 31, 2014, respectively, would affect the effective tax rate.
It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of ACC, it is estimated that the total amount of gross unrecognized tax benefits may decrease by up to $3.4 million in the next 12 months.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized a net increase of $36 thousand and a net decrease of $183 thousand in interest and penalties for the three months and six months ended June 30, 2015, respectively. ACC recognized a net increase of $27 thousand and $44 thousand in interest and penalties for the three months and six months ended June 30, 2014, respectively. At June 30, 2015 and December 31, 2014, ACC had a payable of $1.6 million and $1.8 million, respectively, related to accrued interest and penalties.
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
Effective May 9, 2015, two- and three-year terms of the Ameriprise Stock Market Certificate are available for new sales and the Ameriprise Market Strategy Certificate was closed to new sales. Additionally, the Ameriprise Step-Up Rate Certificate (“SRC”) was launched on May 9, 2015 and is available for new sales. The following is a summary of the SRC product:

•	Single payment certificate that offers terms of two, three or four years and on which ACC guarantees an initial interest rate, as well as any step-up in rates taken, per the terms of the prospectus.

•	Two- and three-year terms include the opportunity to step up the rate once during the term.

•	Four-year term includes two opportunities to step up the rate during the term.

•	Step-up rate will be the then-current new purchase rate for the same term as current certificate term.

•	Currently sold without a sale charge.

•	Currently bears surrender charges for premature surrenders.

•	Available as qualified investments for IRAs, 401(k) plans, and other qualified retirement plans.

•	Current policy is to re-evaluate the certificate product interest crediting rates weekly to respond to marketplace changes.

•
ACC refers to an independent index or source to set the rates for new sales and must set the rates for an initial purchase of the certificate within a specified range of the rate from such index or source.  For renewals, ACC uses such rates as an indication of the competitors’ rates, but is not required to set rates within a specified range.

•	Non-Jumbo Deposits National Rates as published by the FDIC are used as the guide in setting rates.

•	Certain banks offer certificates of deposit that have features similar to this certificate.

•	Twenty year maturity.
These changes did not have a material impact on ACC’s results of operations for the six months ended June 30, 2015.
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

AMERIPRISE CERTIFICATE COMPANY

Results of Operations for the Six Months Ended June 30, 2015 and 2014
ACC’s net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income trends occur largely due to changes in returns on ACC’s investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles (“GAAP”).
Net income increased $1.3 million, or 12%, to $12.0 million for the six months ended June 30, 2015 compared to $10.7 million for the prior year period primarily due to a decrease in investment expenses and lower income tax expense reflecting a release of unrecognized tax benefit related to certain state income tax positions, partially offset by net realized losses on investments compared to net realized gains on investments for the prior year period.
Investment income decreased $0.6 million, or 1%, to $43.7 million for the six months ended June 30, 2015 compared to $44.3 million for the prior year period reflecting a lower average invested asset rate due to the continued low interest rate environment, partially offset by higher average investment balances compared to the prior year period.
Investment expenses decreased $1.0 million, or 7%, to $13.4 million for the six months ended June 30, 2015 compared to $14.4 million for the prior year period primarily due to lower investment advisory and transfer agent fees.
Net provision for certificate reserves decreased $0.7 million, or 5%, to $12.7 million for the six months ended June 30, 2015 compared to $13.4 million for the prior year period primarily due to lower client rates due to the continued low interest rate environment, partially offset by higher client balances compared to the prior year period.
Net realized loss on investments before income taxes was $1.0 million for the six months ended June 30, 2015 compared to net realized gain on investments of $0.5 million for the prior year period. Net realized loss on investments for the six months ended June 30, 2015 included other-than-temporary impairments of $0.9 million. Net realized gain on investments for the prior year period included $1.0 million of realized gains from sales, tenders and calls of Available-for-Sale securities, partially offset by other-than-temporary impairments of $0.6 million. The other-than-temporary impairments for both periods related to credit losses on non-agency residential mortgage backed securities.
The effective tax rate was 28.0% for the six months ended June 30, 2015 compared to 37.2% for the six months ended June 30, 2014. The decrease in the effective rate for the six months ended June 30, 2015 compared to the prior year period is a result of release of unrecognized tax benefit related to certain state income tax positions.

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
ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2015.
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

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date:	August 3, 2015	/s/ Abu M. Arif
Abu M. Arif
Chief Executive Officer

Date:	August 3, 2015	/s/ Ross P. Palacios
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

10(b)i*
Third Amendment, dated May 8, 2015, to the Distribution Agreement, dated as of December 31, 2006 and amended as of May 15, 2012 and September 19, 2014, between Ameriprise Certificate Company and Ameriprise Financial Services, Inc.

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