Form 10-Q
period 2015-09-30
AMERIPRISE CERTIFICATE CO
filed 2015-11-02
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2015
Common Shares (par value $10 per share)	150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY

FORM 10-Q

AMERIPRISE CERTIFICATE COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Investment income	$22,974	$21,236	$66,641	$65,582
Investment expenses	7,028	6,878	20,398	21,289
Net investment income before provision for certificate reserves and income taxes	15,946	14,358	46,243	44,293
Net provision for certificate reserves	6,889	6,626	19,589	19,979
Net investment income before income taxes	9,057	7,732	26,654	24,314
Income tax expense	3,086	2,781	8,074	8,952
Net investment income	5,971	4,951	18,580	15,362

Net realized gain (loss) on investments	(579)	(238)	(1,577)	234
Income tax expense (benefit)	(203)	(83)	(552)	82
Net realized gain (loss) on investments, after-tax	(376)	(155)	(1,025)	152
Net income	$5,595	$4,796	$17,555	$15,514

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$(77)	$—	$(133)
Portion of loss recognized in other comprehensive income (loss) (before taxes)	—	1	(923)	(517)
Net impairment losses recognized in net realized gain (loss) on investments	$—	$(76)	$(923)	$(650)
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$5,595	$4,796	$17,555	$15,514
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	(132)	(5,876)	187	3,977
Reclassification of net securities losses (gains) included in net income	215	155	864	(151)
Total other comprehensive income (loss), net of tax	83	(5,721)	1,051	3,826
Total comprehensive income (loss)	$5,678	$(925)	$18,606	$19,340
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	September 30, 2015	December 31, 2014

Assets
Qualified Assets
Cash and cash equivalents	$117,273	$68,632
Investments in unaffiliated issuers	4,675,025	4,372,118
Receivables	26,657	25,460
Derivative assets	9,461	45,857
Total qualified assets	4,828,416	4,512,067
Deferred taxes, net	1,243	1,485
Total assets	$4,829,659	$4,513,552

Liabilities and Shareholder's Equity
Liabilities
Certificate reserves	$4,531,932	$4,206,770
Current taxes payable to parent	5,590	3,133
Derivative liabilities	7,382	40,073
Payable for investment securities purchased	17,464	2,292
Due to related party and other liabilities	15,754	21,353
Total liabilities	4,578,122	4,273,621

Shareholder's Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	204,517	201,517
Total retained earnings	48,497	40,942
Accumulated other comprehensive loss, net of tax	(2,977)	(4,028)
Total shareholder's equity	251,537	239,931
Total liabilities and shareholder's equity	$4,829,659	$4,513,552
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)
(in thousands, except share data)

				Retained Earnings
	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Unappropriated	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total

Balance at January 1, 2014	150,000	$1,500	$201,517	$26	$15	$23,258	$(3,141)	$223,175
Comprehensive income:
Net income	—	—	—	—	—	15,514	—	15,514
Other comprehensive income, net of tax	—	—	—	—	—	—	3,826	3,826
Total comprehensive income								19,340
Transfer to appropriated from unappropriated	—	—	—	47	—	(47)	—	—
Balance at September 30, 2014	150,000	$1,500	$201,517	$73	$15	$38,725	$685	$242,515

Balance at January 1, 2015	150,000	$1,500	$201,517	$58	$15	$40,869	$(4,028)	$239,931
Comprehensive income:
Net income	—	—	—	—	—	17,555	—	17,555
Other comprehensive income, net of tax	—	—	—	—	—	—	1,051	1,051
Total comprehensive income								18,606
Transfer from appropriated to unappropriated	—	—	—	(40)	—	40	—	—
Dividend to parent	—	—	—	—	—	(10,000)	—	(10,000)
Receipt of capital from parent	—	—	3,000	—	—	—	—	3,000
Balance at September 30, 2015	150,000	$1,500	$204,517	$18	$15	$48,464	$(2,977)	$251,537
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$17,555	$15,514
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, accretion of discounts, net	21,079	23,499
Deferred income tax benefit	(195)	(437)
Net realized loss (gain) on Available-for-Sale securities	404	(882)
Other net realized gain	—	(1)
Other-than-temporary impairments and provision for loan loss	1,173	650
Changes in operating assets and liabilities:
Dividends and interest receivable	(4,575)	(1,284)
Certificate reserves, net	(3,322)	(837)
Deferred taxes, net	(177)	(1,404)
Current taxes payable to/receivable from parent, net	2,457	1,026
Derivatives, net of collateral	665	3,434
Other liabilities	(2,744)	5,426
Other, net	5,144	682
Net cash provided by operating activities	37,464	45,386

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	8,066	26,277
Maturities, redemptions and calls	845,506	743,172
Purchases	(1,136,019)	(1,025,867)
Syndicated loans, commercial mortgage loans and real estate owned:
Sales, maturities and repayments	23,542	14,349
Purchases and fundings	(51,569)	(20,013)
Certificate loans, net	167	279
Net cash used in investing activities	(310,307)	(261,803)

Cash Flows from Financing Activities
Payments from certificate holders and other additions	2,181,579	1,893,534
Certificate maturities and cash surrenders	(1,853,095)	(1,645,965)
Capital contribution from parent	3,000	—
Dividend to parent	(10,000)	—
Net cash provided by financing activities	321,484	247,569

Net increase in cash and cash equivalents	48,641	31,152
Cash and cash equivalents at beginning of period	68,632	74,526
Cash and cash equivalents at end of period	$117,273	$105,678

Supplemental disclosures including non-cash transactions:
Cash paid for income taxes	$11,133	$3,854
Cash paid for interest	21,751	23,308
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
Revenue from Contracts with Customers
In May 2014, the FASB updated the accounting standards for revenue from contracts with customers. The update provides a five step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other standards). The standard also updates the accounting for certain costs associated with obtaining and fulfilling a customer contract. In addition, the standard requires disclosure of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB updated the accounting standards to defer the effective date by one year. The standard is effective for interim and annual periods beginning after December 15, 2017 and early adoption is prohibited. The standard may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. ACC is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

3.  Investments
Investments in unaffiliated issuers were as follows (in thousands):

	September 30, 2015	December 31, 2014
Available-for-Sale securities:
Fixed maturities, at fair value (amortized cost: 2015, $4,484,471; 2014, $4,222,747)	$4,475,909	$4,212,187
Common stocks, at fair value (cost: 2015, $2,343; 2014, $2,343)	6,188	6,523
Commercial mortgage loans and syndicated loans, at cost (less allowance for loan losses: 2015, $3,714; 2014, $3,464; fair value: 2015, $193,660; 2014, $155,829)	192,169	152,482
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	759	926
Total	$4,675,025	$4,372,118
Available-for-Sale securities distributed by type were as follows:

	September 30, 2015
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$2,296,612	$12,189	$(23,845)	$2,284,956	$(4,582)
Corporate debt securities	1,390,900	3,310	(3,857)	1,390,353	3
Commercial mortgage backed securities	347,521	4,638	(140)	352,019	—
Asset backed securities	402,705	2,214	(3,294)	401,625	—
State and municipal obligations	46,356	181	(14)	46,523	—
U.S. government and agencies obligations	377	56	—	433	—
Common stocks	2,343	4,072	(227)	6,188	2,185
Total	$4,486,814	$26,660	$(31,377)	$4,482,097	$(2,394)

	December 31, 2014
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$2,234,011	$15,233	$(28,374)	$2,220,870	$(6,497)
Corporate debt securities	1,108,780	3,831	(3,367)	1,109,244	3
Commercial mortgage backed securities	397,659	4,508	(687)	401,480	—
Asset backed securities	481,919	2,595	(4,354)	480,160	—
U.S. government and agencies obligations	378	55	—	433	—
Common stocks	2,343	4,224	(44)	6,523	2,103
Total	$4,225,090	$30,446	$(36,826)	$4,218,710	$(4,391)
(1) Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income (loss). Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.
As of September 30, 2015 and December 31, 2014, investment securities with a fair value of $21 thousand and $25 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.
At September 30, 2015 and December 31, 2014, fixed maturity securities comprised approximately 93% and 95%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. At September 30, 2015 and December 31, 2014, approximately $207.0 million and $200.9 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC, using criteria similar to those used by NRSROs. A summary of fixed maturity securities by rating was as follows:

	September 30, 2015			December 31, 2014
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$1,649,632	$1,653,115	37%	$1,741,510	$1,746,703	41%
AA	287,396	286,674	6	223,735	223,636	5
A	726,444	724,921	16	917,024	911,908	22
BBB	1,649,026	1,646,703	37	1,128,592	1,127,802	27
Below investment grade	171,973	164,496	4	211,886	202,138	5
Total fixed maturities	$4,484,471	$4,475,909	100%	$4,222,747	$4,212,187	100%
At September 30, 2015 and December 31, 2014, approximately 66% and 63%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	September 30, 2015
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	61	$660,532	$(3,557)	106	$784,709	$(20,288)	167	$1,445,241	$(23,845)
Corporate debt securities	56	592,475	(2,951)	10	95,339	(906)	66	687,814	(3,857)
Commercial mortgage backed securities	5	26,483	(53)	1	16,030	(87)	6	42,513	(140)
Asset backed securities	10	64,605	(218)	12	234,785	(3,076)	22	299,390	(3,294)
State and municipal obligations	5	15,451	(14)	—	—	—	5	15,451	(14)
Common stocks	3	569	(188)	2	101	(39)	5	670	(227)
Total	140	$1,360,115	$(6,981)	131	$1,130,964	$(24,396)	271	$2,491,079	$(31,377)

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Description of Securities	December 31, 2014
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	56	$616,280	$(5,110)	89	$716,633	$(23,264)	145	$1,332,913	$(28,374)
Corporate debt securities	55	597,937	(3,367)	—	—	—	55	597,937	(3,367)
Commercial mortgage backed securities	9	93,220	(271)	4	36,018	(416)	13	129,238	(687)
Asset backed securities	7	105,452	(707)	11	207,046	(3,647)	18	312,498	(4,354)
Common stocks	1	85	(42)	1	10	(2)	2	95	(44)
Total	128	$1,412,974	$(9,497)	105	$959,707	$(27,329)	233	$2,372,681	$(36,826)
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
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Beginning balance	$51,334	$83,696	$64,913	$83,122
Reductions for securities sold during the period (realized)	—	(18,891)	(14,502)	(18,891)
Credit losses for which an other-than-temporary impairment was previously recognized	—	76	923	650
Ending balance	$51,334	$64,881	$51,334	$64,881
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss):

	Net Unrealized Investment Gains (Losses)	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance at January 1, 2014	$(5,154)	$2,013	$(3,141)
Net unrealized securities gains arising during the period (1)	6,465	(2,488)	3,977
Reclassification of gains included in net income	(232)	81	(151)
Balance at September 30, 2014	$1,079	$(394)	$685	(2)

Balance at January 1, 2015	$(6,380)	$2,352	$(4,028)
Net unrealized securities gains arising during the period (1)	336	(149)	187
Reclassification of losses included in net income	1,327	(463)	864
Balance at September, 2015	$(4,717)	$1,740	$(2,977)	(2)
(1) Net unrealized securities gains (losses) arising during the period include other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Includes $1.6 million and $3.2 million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at September 30, 2015 and 2014, respectively.
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Gross realized gains	$73	$1,224	$99	$2,272
Gross realized losses	(402)	(1,387)	(503)	(1,390)
Other-than-temporary impairments	—	(76)	(923)	(650)
Total	$(329)	$(239)	$(1,327)	$232
Other-than-temporary impairments for the nine months ended September 30, 2015 and the three months and nine months ended September 30, 2014 related to credit losses on non-agency residential mortgage backed securities.
Available-for-Sale securities by contractual maturity at September 30, 2015 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$393,792	$394,692
Due after one year through five years	1,034,929	1,033,521
Due after five years through 10 years	8,700	8,828
Due after 10 years	212	268
	1,437,633	1,437,309
Residential mortgage backed securities	2,296,612	2,284,956
Commercial mortgage backed securities	347,521	352,019
Asset backed securities	402,705	401,625
Common stocks	2,343	6,188
Total	$4,486,814	$4,482,097
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
Allowance for Loan Losses
The following table presents a rollforward of the allowance for loan losses for commercial mortgage loans and syndicated loans for the nine months ended and the ending balance of the allowance for loan losses by impairment method:

	September 30,
	2015	2014
	(in thousands)
Beginning balance	$3,464	$4,461
Charge-offs	—	(997)
Provisions	250	—
Ending balance	$3,714	$3,464

Individually evaluated for impairment	$—	$—
Collectively evaluated for impairment	3,714	3,464
The recorded investment in commercial mortgage loans and syndicated loans by impairment method was as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Individually evaluated for impairment	$3,537	$3,619
Collectively evaluated for impairment	192,346	152,327
Total	$195,883	$155,946
At September 30, 2015 and December 31, 2014, ACC’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $3.5 million and $3.6 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to ACC’s total loan balance.
During the three months ended September 30, 2015 and 2014, ACC purchased $47.1 million and $25.3 million, respectively, and sold $0.3 million and nil, respectively, of syndicated loans. During the nine months ended September 30, 2015 and 2014, ACC purchased $52.2 million and $25.3 million, respectively, and sold $0.3 million and nil, respectively, of syndicated loans.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $1.9 million as of September 30, 2015 and December 31, 2014. All other loans were considered to be performing.
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 1.7% and 1.8% of total commercial mortgage loans as of September 30, 2015 and December 31, 2014, respectively. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, ACC reviews the concentrations of credit risk by region and property type.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(in thousands)
East North Central	$—	$1,139	—%	1%
East South Central	4,096	—	4	—
Middle Atlantic	6,693	7,328	7	8
Mountain	6,468	8,764	7	9
New England	7,619	10,101	8	10
Pacific	25,111	20,986	26	22
South Atlantic	30,342	29,765	31	30
West North Central	9,618	10,301	10	11
West South Central	6,563	8,589	7	9
	96,510	96,973	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$94,169	$94,632
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(in thousands)
Apartments	$28,900	$26,129	30%	27%
Industrial	12,396	14,159	13	15
Office	9,065	10,822	9	11
Retail	32,950	31,571	34	33
Hotel	1,139	1,254	1	1
Other	12,060	13,038	13	13
	96,510	96,973	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$94,169	$94,632
Syndicated Loans
The recorded investment in syndicated loans at September 30, 2015 and December 31, 2014 was $99.4 million and $59.0 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at both September 30, 2015 and December 31, 2014 were $1.9 million, which represents 2% and 3% of total syndicated loans at September 30, 2015 and December 31, 2014, respectively.
Troubled Debt Restructurings
There were no loans restructured by ACC during the three months and nine months ended September 30, 2015. During the nine months ended September 30, 2014, ACC restructured one syndicated loan and received three loans in exchange with a recorded investment of $288 thousand. The troubled debt restructuring did not have a material impact to ACC’s allowance for loan losses or income recognized for the three months and nine months ended September 30, 2014. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

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
Valuation Hierarchy
ACC categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by ACC’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$116,288	$—	$116,288
Available-for-Sale securities:
Residential mortgage backed securities	—	2,043,063	241,893	2,284,956
Corporate debt securities	—	1,188,384	201,969	1,390,353
Commercial mortgage backed securities	—	352,019	—	352,019
Asset backed securities	—	387,601	14,024	401,625
State and municipal obligations	—	46,523	—	46,523
U.S. government and agencies obligations	433	—	—	433
Common stocks	1,907	4,111	170	6,188
Total Available-for-Sale securities	2,340	4,021,701	458,056	4,482,097
Equity derivative contracts	7	9,454	—	9,461
Total assets at fair value	$2,347	$4,147,443	$458,056	$4,607,846

Liabilities
Certificate reserves	$—	$2,281	$—	$2,281
Equity derivative contracts	—	7,382	—	7,382
Total liabilities at fair value	$—	$9,663	$—	$9,663

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$27,798	$—	$27,798
Available-for-Sale securities:
Residential mortgage backed securities	—	2,024,312	196,558	2,220,870
Corporate debt securities	—	943,743	165,501	1,109,244
Commercial mortgage backed securities	—	401,480	—	401,480
Asset backed securities	—	461,972	18,188	480,160
U.S. government and agencies obligations	433	—	—	433
Common stocks	2,315	3,300	908	6,523
Total Available-for-Sale securities	2,748	3,834,807	381,155	4,218,710
Equity derivative contracts	—	45,857	—	45,857
Total assets at fair value	$2,748	$3,908,462	$381,155	$4,292,365

Liabilities
Certificate reserves	$—	$5,875	$—	$5,875
Equity derivative contracts	—	40,073	—	40,073
Total liabilities at fair value	$—	$45,948	$—	$45,948

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities					Total
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks
		(in thousands)
Balance, July 1, 2015	$268,685	$169,944	$9,992	$16,550	$365	$465,536
Total gains (losses) included in:
Net income	59	(369)	—	50	—	(260)	(1)
Other comprehensive income	(696)	(108)	—	450	3	(351)
Purchases	55,551	32,502	—	4,474	—	92,527
Settlements	(13,615)	—	—	(7,500)	—	(21,115)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	(68,091)	—	(9,992)	—	(198)	(78,281)
Balance, September 30, 2015	$241,893	$201,969	$—	$14,024	$170	$458,056
Change in unrealized gains (losses) included in net income related to Level 3 assets held at September 30, 2015	$59	$(369)	$—	$50	$—	$(260)
(1) Included in investment income in the Consolidated Statements of Operations.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities					Total
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks
	(in thousands)
Balance, July 1, 2014	$204,004	$188,929	$—	$35,898	$506	$429,337
Total gains (losses) included in:
Net income	(40)	(426)	—	47	—	(419)	(1)
Other comprehensive income	73	(890)	—	(114)	—	(931)
Purchases	78,666	—	—	—	—	78,666
Settlements	(5,546)	—	—	(1,184)	—	(6,730)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	(105,604)	—	—	—	(213)	(105,817)
Balance, September 30, 2014	$171,553	$187,613	$—	$34,647	$293	$394,106
Change in unrealized gains (losses) included in net income related to Level 3 assets held at September 30, 2014	$(40)	$(426)	$—	$47	$—	$(419)
(1) Included in investment income in the Consolidated Statements of Operations.

	Available-for-Sale Securities					Total
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks
	(in thousands)
Balance, January 1, 2015	$196,558	$165,501	$—	$18,188	$908	$381,155
Total gains (losses) included in:
Net income	(89)	(696)	—	114	—	(671)	(1)
Other comprehensive income	(384)	479	—	250	(57)	288
Purchases	241,367	36,685	9,992	11,974	—	300,018
Settlements	(34,244)	—	—	(16,502)	—	(50,746)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	(161,315)	—	(9,992)	—	(681)	(171,988)
Balance, September 30, 2015	$241,893	$201,969	$—	$14,024	$170	$458,056
Change in unrealized gains (losses) included in net income related to Level 3 assets held at June 30, 2015	$89	$(696)	$—	$114	$—	$(493)
(1) Included in investment income in the Consolidated Statements of Operations.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities					Total
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks
	(in thousands)
Balance, January 1, 2014	$128,906	$123,032	$—	$37,152	$273	$289,363
Total gains (losses) included in:
Net income	(209)	(1,177)	—	90	—	(1,296)	(1)
Other comprehensive income	364	31	—	(156)	22	261
Purchases	285,439	65,727	20,000	21,651	128	392,945
Settlements	(16,248)	—	—	(4,110)	—	(20,358)
Transfers into Level 3	—	—	—	—	456	456
Transfers out of Level 3	(226,699)	—	(20,000)	(19,980)	(586)	(267,265)
Balance, September 30, 2014	$171,553	$187,613	$—	$34,647	$293	$394,106
Change in unrealized gains (losses) included in net income related to Level 3 assets held at September 30, 2014	$(198)	$(1,177)	$—	$90	$—	$(1,285)
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets and liabilities:

	September 30, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Corporate debt securities (private placements)	$201,966	Discounted cash flow	Yield/spread to U.S. Treasuries	1.2% - 1.8% (1.4%)

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Corporate debt securities (private placements)	$165,498	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1% - 1.5% (1.2%)
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
Derivatives
The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at September 30, 2015 and December 31, 2014. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
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

	September 30, 2015
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$98,000	$—	$92,713	$4,170	$96,883
Commercial mortgage loans	94,169	—	—	96,777	96,777
Certificate loans	759	—	759	—	759
Financial Liabilities
Certificate reserves	$4,529,651	$—	$—	$4,521,470	$4,521,470

	December 31, 2014
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$57,850	$—	$54,933	$2,603	$57,536
Commercial mortgage loans	94,632	—	—	98,293	98,293
Certificate loans	926	—	926	—	926
Financial Liabilities
Certificate reserves	$4,200,895	$—	$—	$4,195,429	$4,195,429
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	September 30, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Net Amount
	(in thousands)
Derivatives:
OTC	$9,454	$—	$9,454	$(7,382)	$(840)	$1,232
Exchange-traded	7	—	7	—	—	7
Total	$9,461	$—	$9,461	$(7,382)	$(840)	$1,239

	December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Net Amount
	(in thousands)
Derivatives	$45,857	$—	$45,857	$(40,073)	$(3,824)	$1,960
 (1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	September 30, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Net Amount
	(in thousands)
Derivatives:
OTC	$7,382	$—	$7,382	$(7,382)	$—	$—
Total	$7,382	$—	$7,382	$(7,382)	$—	$—

	December 31, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Net Amount
	(in thousands)
Derivatives	$40,073	$—	$40,073	$(40,073)	$—	$—
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
ACC uses derivatives as economic hedges of equity risk related to stock market certificates. ACC does not designate any derivatives for hedge accounting. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives, by type of derivative and product:

Derivatives not designated as hedging instruments	Balance Sheet Location	Asset		Balance Sheet Location	Liability
		September 30, 2015	December 31, 2014		September 30, 2015	December 31, 2014
(in thousands)
Equity contracts
Stock market certificates	Derivative assets	$9,461	$45,857	Derivative liabilities	$7,382	$40,073
Stock market certificates	Receivables	—	—	Payable for investment securities purchased(1)	—	5
Stock market certificates embedded derivatives	N/A	—	—	Certificate reserves	2,281	5,875
Total		$9,461	$45,857		$9,663	$45,953
N/A Not applicable.
(1) Prior to September 30, 2015, the variation margin on futures contracts was included in Receivables or Payable for investment securities purchased. Beginning September 30, 2015, the variation margin on futures contracts is included in Derivative assets or Derivative liabilities.
See Note 5 for additional information regarding ACC’s fair value measurement of derivative instruments.
The following tables present a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
		(in millions)
Equity contracts
Stock market certificates	Net provision for certificate reserves	$(2,327)	$358	$(1,652)	$2,026
Stock market certificates embedded derivatives	Net provision for certificate reserves	2,095	(418)	1,747	(1,976)
Total		$(232)	$(60)	$95	$50
Ameriprise Stock Market Certificates (“SMC”) offer a return based upon the relative change in a major stock market index between the beginning and end of the SMC’s term. The SMC product contains an embedded derivative. The equity based return of the certificate must be separated from the host contract and accounted for as a derivative instrument. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by ACC related to the SMC product will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates, ACC purchases and writes call options on the S&P 500 Index. ACC views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels. The gross notional amount of options was $945.6 million and $997.0 million at September 30, 2015 and December 31, 2014, respectively. ACC also purchases futures on the S&P 500 Index to economically hedge its obligations. The futures are marked-to-market daily and exchange traded, exposing ACC to no counterparty risk. The variation margin related to futures contracts is included in Derivative assets or Derivative liabilities in the Consolidated Balance Sheets. The gross notional amount of futures was $382 thousand and $410 thousand at September 30, 2015 and December 31, 2014, respectively. The earnings impact of ACC’s derivatives is included in Net provision for certificate reserves in the Consolidated Statement of Operations.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

During the second quarter of 2015, ACC launched the sale of Ameriprise Step-Up Rate Certificates (“SRC”). The SRC offers the ability to step up to a higher crediting rate based upon the then-current rate for a new SRC with the same term. The SRC product contains an embedded derivative which was not material as of September 30, 2015.
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

9.  Shareholder’s Equity
The following table provides information related to amounts reclassified from accumulated other comprehensive income (loss):

AOCI Reclassification	Location of (Gain) Loss Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Unrealized net losses (gains) on Available-for-Sale securities	Net realized gain (loss) on investments	(in thousands)
		$329	$239	$1,327	$(232)
Tax expense (benefit)	Income tax expense (benefit)	(114)	(84)	(463)	81
Net of tax		$215	$155	$864	$(151)

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

10.  Income Taxes
The effective tax rate was 34.1% and 36.0% for the three months ended September 30, 2015 and 2014, respectively. The effective tax rate was 30.0% and 36.8% for the nine months ended September 30, 2015 and 2014, respectively. The decrease in the effective rate for the nine months ended September 30, 2015 compared to the prior year period is due to the release of unrecognized tax benefits related to certain state income tax positions.
ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of September 30, 2015 and December 31, 2014.
As of September 30, 2015 and December 31, 2014, ACC had $3.6 million and $5.5 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $1.3 million and $2.5 million, net of federal tax benefits, of the unrecognized tax benefits as of September 30, 2015 and December 31, 2014, respectively, would affect the effective tax rate.
It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of ACC, it is estimated that the total amount of gross unrecognized tax benefits may decrease by up to $3.4 million in the next 12 months.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized a net increase of $35 thousand and a net decrease of $148 thousand in interest and penalties for the three months and nine months ended September 30, 2015, respectively. ACC recognized a net increase of $63 thousand and $107 thousand for the three months and nine months ended September 30, 2014, respectively. At September 30, 2015 and December 31, 2014, ACC had a payable of $1.6 million and $1.8 million, respectively, related to accrued interest and penalties.
ACC files income tax returns, as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial, in the U.S. federal jurisdiction and various states jurisdictions. The Internal Revenue Service (“IRS”) has completed its field examination of the 1997 through 2011 tax returns. However, for federal income tax purposes these years, except for 2007, continue to remain open as a consequence of certain unagreed upon issues. The IRS is currently auditing ACC's U.S. income tax returns for 2012 and 2013. ACC's or certain of its subsidiaries' state income tax returns are currently under examination by various jurisdictions for years ranging from 1997 through 2008 and remain open for all years after 2008.

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
These changes did not have a material impact on ACC’s results of operations for the nine months ended September 30, 2015.
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

AMERIPRISE CERTIFICATE COMPANY

Results of Operations for the Nine Months Ended September 30, 2015 and 2014
ACC’s net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income trends occur largely due to changes in returns on ACC’s investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles (“GAAP”).
Net income increased $2.1 million, or 14%, to $17.6 million for the nine months ended September 30, 2015 compared to $15.5 million for the prior year period primarily due to an increase in investment income, a decrease in investment expenses and lower income tax expense reflecting a release of unrecognized tax benefits related to certain state income tax positions. These positive impacts were partially offset by an unfavorable change in net realized gains (losses) on investments.
Investment income increased $1.0 million, or 2%, to $66.6 million for the nine months ended September 30, 2015 compared to $65.6 million for the prior year period reflecting higher average investment balances, partially offset by a lower average invested asset rate due to the continued low interest rate environment.
Investment expenses decreased $0.9 million, or 4%, to $20.4 million for the nine months ended September 30, 2015 compared to $21.3 million for the prior year period.
Net provision for certificate reserves decreased $0.4 million, or 2%, to $19.6 million for the nine months ended September 30, 2015 compared to $20.0 million for the prior year period primarily due to lower client rates due to the continued low interest rate environment, partially offset by higher client balances compared to the prior year period.
Net realized loss on investments before income taxes was $1.6 million for the nine months ended September 30, 2015 compared to net realized gain on investments of $0.2 million for the prior year period. Net realized loss on investments for the nine months ended September 30, 2015 included other-than-temporary impairments of $0.9 million, net realized losses from sales, tenders and calls of Available-for-Sale securities of $0.4 million and an increase in provision for syndicated loan losses of $0.3 million. Net realized gain on investments for the prior year period included $0.9 million of realized gains from sales, tenders and calls of Available-for-Sale securities, partially offset by other-than-temporary impairments of $0.7 million. The other-than-temporary impairments for both periods related to credit losses on non-agency residential mortgage backed securities.
The effective tax rate was 30.0% for the nine months ended September 30, 2015 compared to 36.8% for the nine months ended September 30, 2014. The decrease in the effective rate for the nine months ended September 30, 2015 compared to the prior year period is due to the release of unrecognized tax benefits related to certain state income tax positions.

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
ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2015.
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

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date:	November 2, 2015	/s/ Abu M. Arif
Abu M. Arif
Chief Executive Officer

Date:	November 2, 2015	/s/ Ross P. Palacios
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