Form 10-K
period 2015-12-31
AMERIPRISE CERTIFICATE CO
filed 2016-02-25
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 30 OF THE INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
(Check one):    Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☒    Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 25, 2016
Common Stock (par value $10 per share)	150,000 shares
All outstanding shares of the registrant are directly owned by Ameriprise Financial, Inc.
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY
FORM 10-K

PART I
Item 1.  Business
Overview
Ameriprise Certificate Company (“ACC”) was incorporated on October 28, 1977 under the laws of Delaware. Ameriprise Financial, Inc. (“Ameriprise Financial”), a Delaware corporation, owns 100% of the outstanding voting securities of ACC. Ameriprise Financial and its predecessor companies have a more than 120 year of history of providing financial solutions to help clients confidently achieve their financial objectives.
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
To ACC’s knowledge, ACC is the largest issuer of face-amount certificates in the United States. However, ACC’s certificate products compete with many other banking and investment products offered by banks, savings and loan associations, mutual funds, broker-dealers and others, which may be viewed by potential clients as offering a comparable or superior combination of safety and return on investment. In particular, some of ACC’s products are designed to be competitive with the types of investments offered by banks and thrifts. Since ACC’s face-amount certificates are securities, their offer and sale are subject to regulation under federal and state securities laws. ACC’s certificates are backed by ACC’s qualified assets on deposit and are not insured by any governmental agency or other entity.
ACC’s future profitability is dependent upon changes in the economic, credit and equity environments, as well as the competitive environment. Unaffiliated third parties offer certain competing products which have demonstrated strong appeal to investors.
Products
As of the date of this report, ACC offers the following five different certificate products to the public:

1.	Ameriprise Cash Reserve Certificate

•	Single payment certificate that permits additional payments and on which ACC guarantees interest rates in advance for a three month term.

•	Currently sold without a sales charge.

•	Available as qualified investments for IRAs and other qualified retirement plans.

•	Current policy is to re-evaluate the certificate product interest crediting rates weekly to respond to marketplace changes.

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

•	Currently sold without a sales charge.

•	Currently premature surrenders incur surrender charges.

•	Available as qualified investments for IRAs, 401(k) plans, and other qualified retirement plans.

•	Current policy is to re-evaluate the certificate product interest crediting rates weekly to respond to marketplace changes.

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

•	Twenty year maturity.

3.	Ameriprise Installment Certificate

•	Installment payment certificate that declares interest rates in advance for a three-month period.

•	Currently sold without a sales charge.

•	Currently premature surrenders incur surrender charges.

•	Available as qualified investments for IRAs, 401(k) plans, and other qualified retirement plans.

•	Current policy is to re-evaluate the certificate product interest crediting rates weekly to respond to marketplace changes.

•	As of the date of this report, ACC has a fixed rate of 0.55% for new sales.

•	Intended to help clients save systematically and may compete with passbook savings and NOW accounts.

•	Ten year maturity.

4.	Ameriprise Stock Market Certificate

•
Single payment certificate with terms of 52, 104 and 156 weeks that offer the certificate product owner the opportunity to have all or part of the certificate product returns tied to the stock market performance, up to a maximum return, as measured by a broad stock market index, with return of principal guaranteed by ACC. The owner can also choose to earn a fixed rate of interest after the first term.

•	Currently sold without a sales charge.

•	Currently premature surrenders incur surrender charges.

•	Available as qualified investments for IRAs, 401(k) plans, and other qualified retirement plans.

•	Current policy is to re-evaluate the certificate product interest crediting rates weekly and maximum return rates at least monthly to respond to marketplace changes.

•	Certain banks offer certificates of deposit that have features similar to this certificate.

•
The rate of interest is calculated in whole or in part based on any upward movement in a broad-based stock market index up to a maximum return, where the maximum is a fixed rate for a given term, but can be changed at ACC’s discretion for subsequent terms.

•	Fifteen year maturity for certificates with terms of 52 and 156 weeks and fourteen year maturity for certificates with terms of 104 weeks.

5.	Ameriprise Step-Up Rate Certificate

•	Single payment certificate that offers terms of two, three or four years and on which ACC guarantees an initial interest rate, as well as any step-up in rates taken, per the terms of the prospectus.

•	Two- and three-year terms include the opportunity to step up the rate once during the term.

•	Four-year term includes two opportunities to step up the rate during the term.

•	Step-up rate will be the then-current new purchase rate for the same term as current certificate term.

•	Currently sold without a sale charge.

•	Currently premature surrenders incur surrender charges.

•	Available as qualified investments for IRAs, 401(k) plans, and other qualified retirement plans.

•	Current policy is to re-evaluate the certificate product interest crediting rates weekly to respond to marketplace changes.

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
Within the specified maturity periods, most certificates have interest crediting rate terms ranging from three to forty-eight months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at the end of a term. Currently offered ACC certificates (listed above), as well as certain certificates previously issued by ACC (not listed above), contain renewal features which enable certificate owners to renew their certificate term until certificate maturity. Accordingly, certificate products that are currently outstanding in their renewal periods or are exercised for renewal in the future are, and continue to be, liabilities of ACC until their redemption or maturity whether or not such certificates are available for new sales. ACC guarantees the return of principal, as well as interest once it has been credited, less any penalties that apply, for each of the certificates offered.

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
ACC has also entered into a written understanding with the Minnesota Department of Commerce, that ACC will maintain capital equal to at least 5% of the assets of ACC (less outstanding certificate loans). To the extent that payment of a dividend would decrease this ratio below the required 5%, payment of a dividend would be restricted. When computing its capital for these purposes, ACC values its assets on the basis of statutory accounting for insurance companies rather than U.S. generally accepted accounting principles (“GAAP”). ACC is subject to examination and supervision by the Minnesota Department of Commerce (Banking Division).

Item 1A.  Risk Factors
ACC’s operations and financial results are subject to various risks and uncertainties, including those described below, that could have a material adverse effect on ACC’s business, financial condition or results of operations. We believe that the following information identifies the material factors affecting ACC based on the information we currently know. However, the risks and uncertainties ACC faces are not limited to those described below. Additional risks and uncertainties which are not presently known or which are currently believed to be immaterial may also adversely affect ACC’s business.
Risks Relating to ACC’s Business
ACC’s financial condition and results of operations may be adversely affected by market fluctuations and by economic, political and other factors.
ACC’s financial condition and results of operations may be materially affected by market fluctuations and by economic and other factors. Such factors, which can be global, national or local in nature, include: (i) political, social, economic and market conditions; (ii) the availability and cost of capital; (iii) the level and volatility of equity prices, commodity prices and interest rates, currency values and other market indices; (iv) technological changes and events; (v) U.S. and foreign government fiscal and tax policies; (vi) U.S. and foreign government ability, real or perceived, to avoid defaulting on government securities; (vii) the availability and cost of credit; (viii) inflation; (ix) investor sentiment and confidence in the financial markets; (x) terrorism events and armed conflicts; and (xi) natural disasters such as weather catastrophes and widespread health emergencies. These factors also may have an impact on ACC’s ability to achieve its strategic objectives.
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
During periods of falling interest rates or stagnancy of low interest rates, ACC’s spread may be reduced or could become negative primarily because ACC may adjust the interest rates it credits on most of the products downward only at limited, pre-established intervals. Interest rate fluctuations also could have an adverse effect on the results of ACC’s investment portfolio. During periods of declining market interest rates or stagnancy of low interest rates, the interest ACC receives on variable interest rate investments decreases. In addition, during those periods, ACC is forced to reinvest the cash it receives as interest or return of principal on its investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of certain callable fixed income securities also may decide to prepay their obligations in order to borrow at lower market rates which increase the risk that ACC may have to reinvest the cash proceeds of these securities in lower-yielding or lower-credit instruments. Offsetting some of these risks is the fact that a significant portion of certificate balances do not have a minimum guaranteed interest crediting rate.
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
The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), called for sweeping changes in the supervision and regulation of the financial industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide greater protections to individual consumers and investors. Certain elements of the Dodd-Frank Act became effective immediately, though the details of certain provisions remain subject to additional studies and will not be known until final rules are adopted by applicable regulatory agencies. The full impact of the Dodd-Frank Act on ACC, the financial industry and the economy cannot be known until all such rules and regulations called for under the Dodd-Frank Act have been finalized, and, in some cases, implemented over time.
Accordingly, while certain elements of these reforms have yet to be finalized and implemented, the Dodd-Frank Act has impacted and is expected to further impact the manner in which ACC markets its products and services, manages itself and its operations and interacts with regulators, all of which could materially impact ACC’s results of operations, financial condition and liquidity. Moreover, to the extent the Dodd-Frank Act and ongoing changes to regulations and oversight of the financial industry impacts the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom ACC transacts business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with ACC.
It is uncertain whether the Dodd-Frank Act, the rules and regulations developed thereunder, or any future regulation or legislation designed to stabilize the financial markets, the economy generally, or provide better protections to consumers will have the desired effect. Any new legislation or regulatory changes could require ACC to change certain of ACC’s business practices, impose additional costs on ACC, or otherwise adversely affect ACC’s business operations, regulatory reporting relationships, results of operations or financial condition. Consequences may include substantially higher compliance costs as well as material effects on interest rates and foreign exchange rates, which could materially impact ACC’s investments, results of operations and liquidity in ways that ACC cannot predict.
ACC’s business is regulated and changes in legislation or regulation may reduce ACC’s profitability and limit its growth.
ACC operates in a regulated industry. As a registered investment company, ACC must observe certain governance, disclosure, record-keeping, marketing, privacy, data protection and other operating requirements. Various regulatory and governmental bodies have the authority to review ACC’s products and business practices and to bring regulatory or other legal actions against ACC if, in their view, ACC’s practices are improper. Any enforcement actions, investigations or other proceedings brought against ACC or its directors or employees by its regulators may result in fines, injunctions or other disciplinary actions that could harm ACC’s reputation or impact ACC’s results of operations. In addition, any changes to the laws and regulations applicable to ACC’s business such as the U.S. Department of Labor pending rule and exemptions pertaining to the fiduciary status of investment advice providers to 401(k) plans, plan sponsors, plan participants and the holders of individual retirement or health savings accounts, including incremental requirements, costs and risks imposed on ACC, may affect the operations and financial condition of ACC.

Changes in and the adoption of accounting standards or inaccurate estimates or assumptions in applying accounting policies could have a material impact on ACC’s financial statements.
ACC’s accounting policies and methods are fundamental to how ACC records and reports ACC’s financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of ACC’s assets or liabilities and results of operations and are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. If those assumptions, estimates or judgments were incorrectly made, ACC could be required to correct and restate prior period financial statements.
ACC prepares its financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). From time to time, the Financial Accounting Standards Board (“FASB”), the SEC, and other regulators may change the financial accounting and reporting standards governing the preparation of ACC’s financial statements. In some cases, ACC could be required to apply a new or revised standard retroactively, resulting in ACC restating prior period financial statements. These changes are difficult to predict, and could impose additional governance, internal controls and disclosure demands. It is possible that such changes could have a material adverse effect on ACC’s financial condition and results of operations.
Defaults in ACC’s fixed maturity securities portfolio could adversely affect ACC’s earnings.
Issuers of the fixed maturity securities owned by ACC may default on principal and interest payments. As of December 31, 2015, 5% of ACC’s invested assets had ratings below investment grade. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment grade ratings, which could default on their debt obligations.
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
ACC invests a portion of its assets in privately placed fixed income securities and mortgage loans, which are relatively illiquid. ACC’s investment manager periodically reviews ACC’s private placement investments using adopted standards to categorize such investments as liquid or illiquid. As of December 31, 2015, mortgage loans and private placement fixed income securities that have been categorized as illiquid represented approximately 6% of the carrying value of ACC’s investment portfolio. If ACC requires significant amounts of cash on short notice in excess of its normal cash requirements, ACC may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than it would otherwise have been able to realize, or both, which could have an adverse effect on ACC’s financial condition and results of operations.
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
Changes in corporate tax laws and regulations and in the interpretation of such laws and regulations, as well as adverse determinations regarding the application of such laws and regulations, could adversely affect ACC’s earnings.
ACC is subject to the income tax laws of the U.S., its states and municipalities. These tax laws are complex and may be subject to different interpretations. ACC must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and must also make estimates about when in the future certain items affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be settled with the taxing authority upon examination or audit. In addition, changes to the Internal Revenue Code, administrative rulings or court decisions could increase ACC’s provision for income taxes and reduce ACC’s earnings.

It is possible there will be corporate tax reform in the next few years. While impossible to predict, corporate tax reform is likely to include a reduction in the corporate tax rate coupled with reductions in tax preferred items. Potential tax reform may also affect the U.S. tax rules regarding international operations. Any changes could have a material impact on ACC’s income tax expense and deferred tax balances.
The occurrence of natural or man-made disasters and catastrophes could adversely affect the results of operations and financial condition of ACC.
The occurrence of natural disasters and catastrophes, including earthquakes, hurricanes, floods, tornadoes, fires, blackout, severe winter weather, explosions, pandemic disease and man-made disasters, including acts of terrorism, insurrections and military actions, could adversely affect the results of operations or financial condition of ACC. Such disasters and catastrophes may impact ACC directly by damaging its facilities, preventing its employees from performing their roles or otherwise disturbing its ordinary business operations. These impacts could be particularly severe to the extent they affect ACC’s computer-based data processing, transmission, storage and retrieval systems and destroy or release valuable data. Such disasters and catastrophes may also impact ACC indirectly by changing the condition and behaviors of its customers, business counterparties and regulators, as well as by causing declines or volatility in the economic and financial markets, which could in turn have an adverse effect on ACC’s investment portfolio.
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
ACC’s operational systems and networks have been and will continue to be, subject to evolving cybersecurity or other technological risks, which could result in the disclosure of confidential client information, loss of ACC’s proprietary information, damage to ACC’s reputation, additional costs to ACC, regulatory penalties and other adverse impacts.
The business of ACC and its affiliates is reliant upon internal and third-party personnel and technology systems and networks to process, transmit and store information, including sensitive client and proprietary information, and to conduct business activities and transactions with clients, AFSI’s advisors, vendors and other third parties. Maintaining the integrity of these systems and networks is critical to the success of ACC’s business operations, including the retention of clients, and to the protection of ACC’s proprietary information and ACC’s clients’ personal information. To date, neither ACC nor its affiliates have experienced any material breaches of nor interference with these systems and networks, however, ACC and its affiliates routinely encounter and address such threats. For example, the cybersecurity and technological threats experienced by ACC and its affiliates have included phishing scams, distributed denial of service attacks, introductions of malware, attempts at electronic break-ins and unauthorized payment requests. Any such breaches or interference (including attempted breaches or interferences) by third parties or by ACC’s employees that may occur in the future could have a material adverse impact on ACC’s business, financial condition or results of operations.
ACC and its affiliates have implemented and maintain security measures designed to protect against breaches of security and other interference with systems and networks resulting from attacks by third-parties, including hackers, and from employee error or malfeasance. ACC and its affiliates also contractually require third party vendors, who in the provision of services to ACC and its affiliates are provided with access to our systems and information pertaining to ACC’s business or its clients, to meet certain information security standards. The increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-security threats. As these threats, and government and regulatory oversight of associated risks, continue to evolve, ACC may be required to expend additional resources to enhance or expand upon the security measures ACC and its affiliates currently maintain.
Despite the measures ACC and its affiliates have taken and may in the future take to address and mitigate these risks, ACC cannot assure that the systems and networks of ACC and its affiliates will not be subject to attacks, breaches or interference. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of ACC’s proprietary information or ACC’s clients’ personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of clients or other damage to our business. Even if ACC successfully protects its technology infrastructure and the confidentiality of sensitive data, ACC may incur significant expenses in connection with the responses to any such attacks as well as the adoption, implementation and maintenance of appropriate security measures. ACC could also suffer harm to its business and reputation if attempted security breaches are publicized. ACC cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in ACC’s systems or third-party systems ACC uses, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks used in connection with ACC’s products and services.

Protection from system interruptions and operating errors is important to ACC’s business. If ACC experiences a sustained interruption to ACC’s telecommunications or data processing systems, or other failure in operational execution, it could harm ACC’s business.
Operating errors and system or network interruptions could delay and disrupt ACC’s ability to develop, deliver or maintain products and services, causing harm to ACC’s business and reputation and resulting in loss of clients or revenue. Interruptions could be caused by operational failures arising from service provider or employee error or malfeasance, interference by third parties, including hackers, ACC’s implementation of new technology, as well as from maintenance of existing technology. ACC’s financial, accounting, data processing or other operating systems and facilities may fail to operate or report data properly, experience connectivity disruptions or otherwise become disabled as a result of events that are wholly or partially beyond ACC’s control, adversely affecting ACC’s ability to process transactions or provide products and services to clients. These interruptions can include fires, floods, earthquakes and other natural disasters, power losses, equipment failures, attacks by third parties, failures of internal or vendor personnel, software, equipment or systems and other events beyond ACC’s control. Further, ACC faces the risk of operational failure (including, without limitation, failure caused by an inaccuracy, untimeliness or other deficiency in data reporting), termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other financial intermediaries that ACC uses to facilitate or are component providers to ACC’s securities transactions and other product manufacturing and distribution activities. Any such failure, termination or constraint could adversely impact ACC’s ability to effect transactions, service clients, manage exposure to risk, or otherwise achieve desired outcomes.
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

Item 3.  Legal Proceedings
For a discussion of any material legal proceedings, see Note 13 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which are incorporated herein by reference.

Item 4.  Mine Safety Disclosures
Not applicable.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
All of ACC’s outstanding common stock is owned by Ameriprise Financial. There is no established public trading market for ACC’s common stock.
Frequency and amount of capital transactions with Ameriprise Financial during the past two years were (in millions):

	Dividends/Returns of Capital Paid to Ameriprise Financial	Receipt of Capital from Ameriprise Financial
For the year ended December 31, 2015
March 30, 2015	$5	$—
June 29, 2015	5	—
August 31, 2015	—	3
October 30, 2015	—	5
December 31, 2015	—	5
Total	$10	$13

For the year ended December 31, 2014
December 29, 2014	$5	$—
Total	$5	$—
Restriction on ACC’s present or future ability to pay dividends to Ameriprise Financial:
Appropriated retained earnings resulting from the pre-declaration of additional credits to ACC’s certificate product owners are not available for the payment of dividends by ACC. In addition, ACC will discontinue issuance of certificates subject to the pre-declaration of additional credits and will make no further pre-declaration as to outstanding certificates if at any time the calculation of ACC’s capital and unappropriated retained earnings should be less than 5% of certificate reserves (less outstanding certificate loans).

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
Net income increased $0.1 million to $22.7 million for the year ended December 31, 2015 compared to $22.6 million for the prior year primarily due to an increase in investment income and lower income tax expense, partially offset by an increase in net provision for certificate reserves and realized losses on investments in the current year compared to realized gains in the prior year.

Investment income increased $2.6 million, or 3%, to $90.6 million for the year ended December 31, 2015 compared to $88.0 million for the prior year. This increase is primarily due to higher average investment balances compared to the prior year, partially offset by the negative impact of continued low interest rates.
Net provision for certificate reserves increased $0.8 million, or 3%, to $27.1 million for the year ended December 31, 2015 compared to $26.3 million for the prior year. This increase is primarily the result of higher client balances compared to the prior year, partially offset by lower client rates due to the continued low interest rate environment.
Net realized loss on investments before income taxes was $2.2 million for the year ended December 31, 2015 compared to a net realized gain on investments of $0.6 million for the prior year. Included in net realized investment losses for the year ended December 31, 2015 were other-than-temporary impairments of $1.6 million, syndicated loan loss reserve of $0.5 million, and net realized losses from sales, tenders and calls of Available-for-Sale securities of $0.1 million. Net realized gain on investments for the prior year included $1.3 million from sales, tenders and calls of Available-for-Sale securities, which was partially offset by other-than-temporary impairments of $0.7 million. The other-than-temporary impairments for both years related to credit losses on non-agency residential mortgage backed securities.
The effective tax rate was 32.6% for the year ended December 31, 2015 compared to 34.1% for the year ended December 31, 2014. The decrease in the effective rate for the year ended December 31, 2015 compared to the prior year is due to the decrease of uncertain tax positions related to certain state income tax items.
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
The following table presents ACC’s estimate of the pretax impact of these hypothetical market movements as of December 31, 2015:

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in thousands)
Certificates	$(468)	N/A	$(468)
N/A Not Applicable.

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in thousands)
Certificates	$2,503	$(2,432)	$71
The above results compare to an estimated positive impact to pretax income of $2.2 million related to a 100 basis point increase in interest rates and an estimated negative impact of $24 thousand related to a 10% equity price decline at December 31, 2014. The change in the impact from a 100 basis point increase in interest rates compared to the prior year was primarily due to growth in shorter term products.
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
ACC has interest rate risk from its Flexible Savings and other fixed rate certificates. These products are investment certificates generally ranging in amounts from $1,000 to $2 million with interest crediting rate terms ranging from three to thirty-six months. ACC guarantees an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed rate securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although ACC monitors its investment strategy and makes modifications based on changing liabilities and the expected interest rate environment. ACC had $4.3 billion in reserves included in certificate reserves on the Consolidated Balance Sheet at December 31, 2015 to cover the liabilities associated with these products. ACC also has interest rate risk from its SRC product, which was not material as of December 31, 2015.
ACC has equity price risk from its stock market certificates. Stock market certificates are purchased for amounts generally from $1,000 to $2 million for terms of 52 weeks, 104 weeks or 156 weeks which can be extended to a maximum of 15 years depending on the term. For each term the certificate holder can choose to participate 100% in any percentage increase in the S&P 500 Index® up to a maximum return or choose partial participation in any increase in the S&P 500 Index plus a fixed rate of interest guaranteed in advance. If partial participation is selected, the total of equity-linked return and guaranteed rate of interest cannot exceed the maximum return. ACC had $556.8 million in reserves included in certificate reserves on the Consolidated Balance Sheets at December 31, 2015 to cover the liabilities associated with these products.
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
There has been significant interest in the energy sector given oil prices. ACC has approximately $262 million of energy sector exposure. The following table presents ACC’s energy holdings by sub-sector as of December 31, 2015:

	% of Total Investments	Amortized Cost	Fair Value	Unrealized Loss
	(in thousands, except percentages)
Energy Sector — Investment Grade Corporate Bonds
Midstream	2.1%	$109,206	$107,332	$(1,874)
Independent Energy	1.1	56,029	55,061	(968)
Integrated Energy	0.7	35,763	35,536	(227)
Refining	0.7	33,145	32,967	(178)
Oil Field Services	0.6	31,752	31,368	(384)
Total	5.2	265,895	262,264	(3,631)
Energy Sector — High Yield Corporate Bonds/Syndicated Loans
Integrated Energy	—	197	197	—
Total	—%	$197	$197	$—
The duration of ACC’s energy holdings is short with 95% maturing by year end 2018. The average rating of ACC’s energy holdings is BBB. The high quality of ACC’s energy holdings is reflected in the less than 2% net unrealized loss in aggregate. Within the Midstream sub-sector, the vast majority of ACC’s exposure is with a handful of the largest U.S. pipeline operators. The rest of ACC’s energy exposure is focused on large diversified North American-based companies.
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
ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2015.
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
Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.

Item 14.  Principal Accountant Fees and Services
The Board of Directors of ACC, at the recommendation of its Audit Committee, has appointed PricewaterhouseCoopers LLP (“PwC”) as independent registered public accountants to audit the consolidated financial statements of ACC for the years ended December 31, 2015, 2014 and 2013.
Audit Fees
The aggregate fees billed or to be billed by PwC for each of the last two years for professional services rendered for the audit of ACC’s annual consolidated financial statements and services that were provided in connection with statutory and regulatory filings were $145,000 for both 2015 and 2014.
Audit-Related Fees, Tax Fees, All Other Fees
ACC was not billed by PwC for any fees for audit-related services, tax fees or any other fees for 2015 or 2014.
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
In 2015 and 2014, 100% of the services provided by PwC for ACC were pre-approved by the Audit Committee of Ameriprise Financial.

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

AMERIPRISE CERTIFICATE COMPANY
Registrant

Date: February 25, 2016
By /s/ Abu M. Arif
——————————————————————
Abu M. Arif
Director, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: February 25, 2016
By /s/ Abu M. Arif
——————————————————————
Abu M. Arif
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 25, 2016
By /s/ Ross P. Palacios
——————————————————————
Ross P. Palacios
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 25, 2016
By /s/ David K. Stewart
——————————————————————
David K. Stewart
Senior Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

Date: February 25, 2016
By /s/ Jean B. Keffeler*
——————————————————————
Jean B. Keffeler
Director

Date: February 25, 2016
By /s/ Karen M. Bohn*
——————————————————————
Karen M. Bohn
Director

Date: February 25, 2016
By /s/ Lorna P. Gleason*
——————————————————————
Lorna P. Gleason
Director

Date: February 25, 2016
By /s/ Robert McReavy*
——————————————————————
Robert McReavy
Director

*By    /s/ Abu M. Arif
——————————————————————
Abu M. Arif

Executed by Abu M. Arif on behalf of Jean B. Keffeler, Karen M. Bohn, Lorna P. Gleason and Robert McReavy pursuant to a Power of Attorney, dated February 24, 2015, filed electronically herewith as Exhibit 24(a) to Registrant’s Form 10-K.

AMERIPRISE CERTIFICATE COMPANY

Index to Consolidated Financial Statements and Schedules
Consolidated Financial Statements:
All other Schedules required by Article 6 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Ameriprise Certificate Company:
We have audited the accompanying consolidated balance sheets of Ameriprise Certificate Company and its subsidiary (the “Company”) (a wholly owned subsidiary of Ameriprise Financial, Inc.) as of December 31, 2015 and December 31, 2014 and the related consolidated statements of operations, comprehensive income, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the consolidated financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities by correspondence with the custodian, provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameriprise Certificate Company and its subsidiary at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 25, 2016

AMERIPRISE CERTIFICATE COMPANY

Consolidated Statements of Operations

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Investment Income
Interest income from unaffiliated investments:
Available-for-Sale securities	$82,203	$80,313	$78,109
Syndicated loans and commercial mortgage loans	7,126	6,042	6,370
Certificate loans	48	58	79
Dividends	156	261	81
Other	1,114	1,296	738
Total investment income	90,647	87,970	85,377
Investment Expenses
Ameriprise Financial and affiliated company fees:
Distribution	11,671	11,113	10,546
Investment advisory and services	10,324	10,482	8,802
Transfer agent	4,829	5,252	4,903
Depository	61	48	51
Other	831	1,015	1,105
Total investment expenses	27,716	27,910	25,407
Net investment income before provision for certificate reserves and income taxes	62,931	60,060	59,970
Provision for Certificate Reserves
According to the terms of the certificates:
Provision for certificate reserves	636	844	944
Interest on additional credits	24	40	48
Additional credits/interest authorized by ACC	27,093	26,026	29,575
Total provision for certificate reserves before reserve recoveries	27,753	26,910	30,567
Reserve recoveries from terminations prior to maturity	(675)	(617)	(633)
Net provision for certificate reserves	27,078	26,293	29,934
Net investment income before income taxes	35,853	33,767	30,036
Income tax expense	11,753	11,495	13,868
Net investment income	24,100	22,272	16,168
Net realized gain (loss) on investments
Securities of unaffiliated issuers before income tax expense (benefit)	(2,198)	570	(3,109)
Income tax expense (benefit)	(769)	199	(1,088)
Net realized gain (loss) on investments	(1,429)	371	(2,021)
Net income	$22,671	$22,643	$14,147

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$(173)	$(667)
Portion of loss recognized in other comprehensive loss (before taxes)	(1,556)	(509)	(2,898)
Net impairment losses recognized in net realized gain (loss) on investments	$(1,556)	$(682)	$(3,565)
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Net income	$22,671	$22,643	$14,147
Other comprehensive loss, net of tax:
Net unrealized losses on securities:
Net unrealized securities losses arising during the period	(15,884)	(460)	(10,521)
Reclassification of net securities (gains) losses included in net income	1,104	(427)	2,009
Total other comprehensive loss, net of tax	(14,780)	(887)	(8,512)
Total comprehensive income	$7,891	$21,756	$5,635
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

Consolidated Balance Sheets

	December 31,
	2015	2014
	(in thousands, except share data)
ASSETS
Qualified Assets
Investments in unaffiliated issuers:
Cash and cash equivalents	$137,557	$68,632
Available-for-Sale securities:
Fixed maturities, at fair value (amortized cost: 2015, $4,768,263; 2014, $4,222,747)	4,734,442	4,212,187
Common stocks, at fair value (cost: 2015, $2,273; 2014, $2,343)	6,237	6,523
Commercial mortgage loans and syndicated loans, at cost (less allowance for loan losses: 2015, $3,964; 2014, $3,464; fair value: 2015, $195,595; 2014, $155,829)	196,385	152,482
Certificate loans – secured by certificate reserves, at cost, which approximates fair value	686	926
Total investments	5,075,307	4,440,750
Receivables:
Dividends and interest	16,914	15,310
Investment securities sold	5,029	4,957
Other receivables	151	5,177
Total receivables	22,094	25,444
Derivative assets	18,493	45,857
Total qualified assets	5,115,894	4,512,051
Other Assets:
Deferred taxes, net	1,947	1,485
Current taxes receivable from parent	2,803	—
Due from related party	28	16
Total other assets	4,778	1,501
Total assets	$5,120,672	$4,513,552
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

Consolidated Balance Sheets (continued)
	December 31,
	2015	2014
	(in thousands, except share data)
LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities
Certificate reserves
Installment certificates:
Reserves to mature	$15,199	$17,879
Additional credits and accrued interest	5	32
Fully paid certificates:
Reserves to mature	4,816,515	4,183,037
Additional credits and accrued interest	2,831	5,676
Due to unlocated certificate holders	346	146
Total certificate reserves	4,834,896	4,206,770
Accounts payable and accrued liabilities:
Due to related party	2,074	1,994
Current taxes payable to parent	—	3,133
Payable for investment securities purchased	2,304	2,292
Total accounts payable and accrued liabilities	4,378	7,419
Derivative liabilities	14,932	40,073
Other liabilities	15,644	19,359
Total liabilities	4,869,850	4,273,621

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	214,517	201,517
Retained earnings:
Appropriated for pre-declared additional credits and interest	8	58
Appropriated for additional interest on advance payments	15	15
Unappropriated	53,590	40,869
Accumulated other comprehensive loss, net of tax	(18,808)	(4,028)
Total shareholder’s equity	250,822	239,931
Total liabilities and shareholder’s equity	$5,120,672	$4,513,552
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

Consolidated Statements of Shareholder’s Equity

				Retained Earnings
	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Unappropriated	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
	(in thousands, except share data)
Balance at January 1, 2013	150,000	$1,500	$191,517	$—	$15	$9,137	$5,371	$207,540
Comprehensive income:
Net income	—	—	—	—	—	14,147	—	14,147
Other comprehensive loss, net of tax	—	—	—	—	—	—	(8,512)	(8,512)
Total comprehensive income								5,635
Transfer to appropriated from unappropriated	—	—	—	26	—	(26)	—	—
Receipt of capital from parent	—	—	10,000	—	—	—	—	10,000
Balance at December 31, 2013	150,000	1,500	201,517	26	15	23,258	(3,141)	223,175
Comprehensive income:
Net income	—	—	—	—	—	22,643	—	22,643
Other comprehensive loss, net of tax	—	—	—	—	—	—	(887)	(887)
Total comprehensive income								21,756
Transfer to appropriated from unappropriated	—	—	—	32	—	(32)	—	—
Dividend to parent	—	—	—	—	—	(5,000)	—	(5,000)
Balance at December 31, 2014	150,000	1,500	201,517	58	15	40,869	(4,028)	239,931
Comprehensive income:
Net income	—	—	—	—	—	22,671	—	22,671
Other comprehensive loss, net of tax	—	—	—	—	—	—	(14,780)	(14,780)
Total comprehensive income								7,891
Transfer to unappropriated from appropriated	—	—	—	(50)	—	50	—	—
Dividend to parent	—	—	—	—	—	(10,000)	—	(10,000)
Receipt of capital from parent	—	—	13,000	—	—	—	—	13,000
Balance at December 31, 2015	150,000	$1,500	$214,517	$8	$15	$53,590	$(18,808)	$250,822
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Cash Flows from Operating Activities
Net income	$22,671	$22,643	$14,147
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, accretion of discounts, net	28,263	30,598	34,087
Deferred income tax provision (benefit)	276	154	(101)
Net realized loss (gain) on Available-for-Sale securities	142	(1,339)	(475)
Other net realized loss (gain)	—	86	18
Other-than-temporary impairments and provision for loan loss	2,056	682	3,565
Changes in operating assets and liabilities:
Dividends and interest receivable	(1,604)	1,377	22
Certificate reserves, net	(1,513)	(610)	373
Deferred taxes, net	7,959	(55)	25,994
Current taxes payable to/receivable from parent, net	(5,936)	209	4,307
Derivatives, net of collateral	473	3,286	(131)
Other liabilities	(1,965)	713	13,796
Other, net	5,294	646	(4,223)
Net cash provided by operating activities	56,116	58,390	91,379

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	8,252	26,277	27,957
Maturities, redemptions and calls	1,221,090	1,038,583	1,068,328
Purchases	(1,806,502)	(1,329,182)	(1,706,156)
Syndicated loans, commercial mortgage loans and real estate owned:
Sales, maturities and repayments	28,233	28,586	33,068
Purchases and fundings	(71,143)	(47,514)	(11,288)
Certificate loans, net	240	293	667
Net cash used in investing activities	(619,830)	(282,957)	(587,424)

Cash Flows from Financing Activities
Payments from certificate holders and other additions	3,138,623	2,482,450	2,348,375
Certificate maturities and cash surrenders	(2,508,984)	(2,258,777)	(1,877,036)
Capital contribution from parent	13,000	—	10,000
Dividend/return of capital to parent	(10,000)	(5,000)	—
Net cash provided by financing activities	632,639	218,673	481,339

Net increase (decrease) in cash and cash equivalents	68,925	(5,894)	(14,706)
Cash and cash equivalents at beginning of period	68,632	74,526	89,232
Cash and cash equivalents at end of period	$137,557	$68,632	$74,526

Supplemental disclosures including non-cash transactions:
Cash paid (received) for income taxes	$13,622	$1,979	$(21,140)
Cash paid for interest	29,182	30,645	36,919
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

Notes to Consolidated Financial Statements

1.  Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Nature of Business
Ameriprise Certificate Company (“ACC”), is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial”). ACC is registered as an investment company under the Investment Company Act of 1940 (the “1940 Act”) and is in the business of issuing face-amount investment certificates. Face-amount certificates issued by ACC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by ACC, at its discretion. The certificates issued by ACC are not insured by any government agency or other entity. ACC’s certificates are distributed and sold by Ameriprise Financial Services, Inc. (“AFSI”), an affiliate of ACC. AFSI is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.
As of December 31, 2015, ACC offered five different certificate products to the public. ACC is impacted by significant changes in interest rates as interest crediting rates on certificate products generally reset at shorter intervals than the change in the yield on ACC’s investment portfolio. The specified maturities of most of ACC’s certificate products range from ten to twenty years. Within that maturity period, most certificates have interest crediting rate terms ranging from three to thirty-six months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at term’s end. In addition, two types of certificate products (only one currently sold) have interest tied, in whole or in part, to a broad-based stock market index. All of the certificates are available as qualified investments for Individual Retirement Accounts, 401(k) plans and other qualified retirement plans.
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
When the fair value of an investment is less than its amortized cost, ACC assesses whether or not (i) it has the intent to sell the security (made a decision to sell) or (ii) it is more likely than not that ACC will be required to sell the security before its anticipated recovery. If either of these conditions exist, an other-than-temporary impairment is considered to have occurred and ACC must recognize an other-than-temporary impairment for the difference between the investment’s amortized cost and its fair value through earnings. For securities that do not meet the above criteria, and ACC does not expect to recover a security’s amortized cost, the security is also considered other-than-temporarily impaired. For these securities, ACC separates the total impairment into the credit loss component and the amount of the loss related to other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss), net of income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, the difference between the amortized cost and the cash flows expected to be collected is accreted as interest income, if through subsequent evaluation there is a sustained increase in the cash flow expected. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in other comprehensive income (loss).

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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of December 31, 2015.
In 2013, ACC executed a Supplemental Tax Sharing Agreement with Ameriprise Financial. ACC cash settles with Ameriprise Financial the change in its deferred federal income taxes on a quarterly basis.
Recent Accounting Pronouncements
Adoption of New Accounting Standards
Receivables - Troubled Debt Restructuring by Creditors
In January 2014, the Financial Accounting Standards Board (“FASB”) updated the accounting standard related to recognizing residential real estate obtained through a repossession or foreclosure from a troubled debtor. The update clarifies the criteria for derecognition of the loan receivable and recognition of the real estate property. The standard is effective for interim and annual periods beginning after December 15, 2014 and can be applied under a modified retrospective transition method or a prospective transition method. The adoption of the standard did not have an impact on ACC’s consolidated results of operations and financial condition.
Future Adoption of New Accounting Standards
Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB updated the accounting standards on the recognition and measurement of financial instruments. The update requires entities to carry marketable equity securities, excluding investments in securities that qualify for the equity method of accounting, at fair value through net income. The update affects other aspects of accounting for equity instruments, as well as the accounting for financial liabilities utilizing the fair value option. The update eliminates the requirement to disclose the methods and assumptions used to estimate the fair value of financial assets or liabilities held at cost on the balance sheet and requires entities to use the exit price notion when measuring the fair value of financial instruments. The standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for certain provisions. Generally, the update should be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity at the beginning of the period of adoption. ACC is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.
Revenue from Contracts with Customers
In May 2014, the FASB updated the accounting standards for revenue from contracts with customers. The update provides a five step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other standards). The standard also updates the accounting for certain costs associated with obtaining and fulfilling a customer contract. In addition, the standard requires disclosure of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB updated the

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

accounting standards to defer the effective date by one year. The standard is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted for interim and annual periods beginning after December 15, 2016. The standard may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. ACC is currently evaluating the impact of the standard on its consolidated results of operations, financial condition and disclosures.

2.  Deposit of Assets and Maintenance of Qualified Assets
Under the provisions of its certificates and the 1940 Act, ACC was required to have Qualified Assets (as defined in Section 28(b) of the 1940 Act) in the amount of $4.8 billion and $4.2 billion at December 31, 2015 and 2014, respectively. ACC reported Qualified Assets of $5.1 billion and $4.5 billion at December 31, 2015 and 2014, respectively. Qualified Assets excluded net unrealized pretax losses on Available-for-Sale securities of $33.8 million and $10.6 million at December 31, 2015 and 2014, respectively. Additionally, Qualified Assets excluded unsettled investment purchases of $2.3 million at both December 31, 2015 and 2014.
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
Pursuant to provisions of the certificates, the 1940 Act, the Depository and Custodial Agreement and requirements of various states, Qualified Assets (accounted for on a trade date basis) of ACC were deposited as follows:

	December 31, 2015
	Deposits	Required Deposits	Excess
	(in thousands)
Deposits to meet certificate liability requirements:
Pennsylvania (at market value)	$196	$100	$96
Texas, Illinois, New Jersey (at par value)	200	190	10
Custodian	5,103,266	4,834,530	268,736
Total	$5,103,662	$4,834,820	$268,842

	December 31, 2014
	Deposits	Required Deposits	Excess
	(in thousands)
Deposits to meet certificate liability requirements:
Pennsylvania (at market value)	$201	$100	$101
Texas, Illinois, New Jersey (at par value)	200	190	10
Custodian	4,408,584	4,209,041	199,543
Total	$4,408,985	$4,209,331	$199,654
The assets on deposit with the Custodian (or its subcustodian) at December 31, 2015 and 2014 consisted of securities and other loans having a deposit value of $4.9 billion and $4.3 billion, respectively, mortgage loans on real estate of $97.9 million and $94.6 million, respectively, and other investments of $134.5 million and $27.8 million, respectively. There were $1.8 million and $0.6 million of unsettled purchases of investments related to these assets on deposit at December 31, 2015 and 2014, respectively.
Ameriprise Trust Company (“ATC”) is the Custodian for ACC. ATC has appointed JPMorgan Chase Bank, N.A. as its subcustodian. See Note 7 for information on related party transactions.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.  Investments
Available-for-Sale securities distributed by type were as follows:

	December 31, 2015
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$2,543,904	$9,628	$(29,686)	$2,523,846	$(3,707)
Corporate debt securities	1,426,967	842	(11,344)	1,416,465	3
Commercial mortgage backed securities	318,962	1,534	(1,125)	319,371	—
Asset backed securities	428,694	1,509	(5,161)	425,042	—
State and municipal obligations	49,359	73	(140)	49,292	—
U.S. government and agencies obligations	377	49	—	426	—
Common stocks	2,273	4,179	(215)	6,237	2,185
Total	$4,770,536	$17,814	$(47,671)	$4,740,679	$(1,519)

	December 31, 2014
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$2,234,011	$15,233	$(28,374)	$2,220,870	$(6,497)
Corporate debt securities	1,108,780	3,831	(3,367)	1,109,244	3
Commercial mortgage backed securities	397,659	4,508	(687)	401,480	—
Asset backed securities	481,919	2,595	(4,354)	480,160	—
U.S. government and agencies obligations	378	55	—	433	—
Common stocks	2,343	4,224	(44)	6,523	2,103
Total	$4,225,090	$30,446	$(36,826)	$4,218,710	$(4,391)
(1) Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income (loss). Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

As of December 31, 2015 and 2014, investment securities with a fair value of $22 thousand and $25 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.
At both December 31, 2015 and 2014, fixed maturity securities comprised approximately 93% and 95%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. At December 31, 2015 and 2014, approximately $193.0 million and $200.9 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC, using criteria similar to those used by NRSROs.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of fixed maturity securities by rating was as follows:

	December 31, 2015			December 31, 2014
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$1,909,817	$1,903,427	40%	$1,741,510	$1,746,703	41%
AA	328,041	326,326	7	223,735	223,636	5
A	705,780	700,629	15	917,024	911,908	22
BBB	1,647,627	1,633,796	35	1,128,592	1,127,802	27
Below investment grade	176,998	170,264	3	211,886	202,138	5
Total fixed maturities	$4,768,263	$4,734,442	100%	$4,222,747	$4,212,187	100%
At December 31, 2015 and 2014, approximately 66% and 63%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	December 31, 2015
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	91	$1,147,485	$(8,645)	112	$778,481	$(21,041)	203	$1,925,966	$(29,686)
Corporate debt securities	81	1,055,464	(9,109)	13	116,913	(2,235)	94	1,172,377	(11,344)
Commercial mortgage backed securities	16	127,376	(922)	1	15,776	(203)	17	143,152	(1,125)
Asset backed securities	23	127,431	(1,156)	13	243,721	(4,005)	36	371,152	(5,161)
State and municipal obligations	13	34,829	(140)	—	—	—	13	34,829	(140)
Common stocks	2	522	(166)	2	91	(49)	4	613	(215)
Total	226	$2,493,107	$(20,138)	141	$1,154,982	$(27,533)	367	$3,648,089	$(47,671)

Description of Securities	December 31, 2014
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	56	$616,280	$(5,110)	89	$716,633	$(23,264)	145	$1,332,913	$(28,374)
Corporate debt securities	55	597,937	(3,367)	—	—	—	55	597,937	(3,367)
Commercial mortgage backed securities	9	93,220	(271)	4	36,018	(416)	13	129,238	(687)
Asset backed securities	7	105,452	(707)	11	207,046	(3,647)	18	312,498	(4,354)
Common stocks	1	85	(42)	1	10	(2)	2	95	(44)
Total	128	$1,412,974	$(9,497)	105	$959,707	$(27,329)	233	$2,372,681	$(36,826)
As part of ACC’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is attributable to both a widening of credit spreads and an increase in interest rates.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive loss:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Beginning balance	$64,913	$83,122	$79,557
Reductions for securities sold during the period (realized)	(14,503)	(18,891)	—
Credit losses for which an other-than-temporary impairment was previously recognized	1,556	682	3,565
Ending balance	$51,966	$64,913	$83,122
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
The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss):

	Net Unrealized Investment Gains (Losses)	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance at January 1, 2013	$8,426	$(3,055)	$5,371
Net unrealized securities losses arising during the period (1)	(16,670)	6,149	(10,521)
Reclassification of losses included in net income	3,090	(1,081)	2,009
Balance at December 31, 2013	(5,154)	2,013	(3,141)	(2)
Net unrealized securities losses arising during the period (1)	(569)	109	(460)
Reclassification of gains included in net income	(657)	230	(427)
Balance at December 31, 2014	(6,380)	2,352	(4,028)	(2)
Net unrealized securities losses arising during the period (1)	(25,176)	9,292	(15,884)
Reclassification of losses included in net income	1,698	(594)	1,104
Balance at December 31, 2015	$(29,858)	$11,050	$(18,808)	(2)
(1) Net unrealized securities gains (losses) arising during the period include other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Includes $1.0 million, $2.9 million and $8.4 million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at December 31, 2015, 2014 and 2013, respectively.
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Gross realized gains	$454	$2,729	$726
Gross realized losses	(596)	(1,390)	(251)
Other-than-temporary impairments	(1,556)	(682)	(3,565)
Total	$(1,698)	$657	$(3,090)
Other-than-temporary impairments for the years ended December 31, 2015, 2014 and 2013 primarily related to credit losses on non-agency residential mortgage backed securities.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Available-for-Sale securities by contractual maturity at December 31, 2015 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$336,514	$336,551
Due after one year through five years	1,131,283	1,120,654
Due after five years through 10 years	8,694	8,717
Due after 10 years	212	261
	1,476,703	1,466,183
Residential mortgage backed securities	2,543,904	2,523,846
Commercial mortgage backed securities	318,962	319,371
Asset backed securities	428,694	425,042
Common stocks	2,273	6,237
Total	$4,770,536	$4,740,679
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
Allowance for Loan Losses
The following table presents a rollforward of the allowance for loan losses for commercial mortgage loans and syndicated loans for the years ended and the ending balance of the allowance for loan losses by impairment method:

	December 31,
	2015	2014	2013
	(in thousands)
Beginning balance	$3,464	$4,461	$5,660
Charge-offs	—	(997)	(1,199)
Provisions	500	—	—
Ending balance	$3,964	$3,464	$4,461

Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	3,964	3,464	4,461
The recorded investment in commercial mortgage loans and syndicated loans by impairment method was as follows:

	December 31,
	2015	2014
	(in thousands)
Individually evaluated for impairment	$4,173	$3,619
Collectively evaluated for impairment	196,176	152,327
Total	$200,349	$155,946
As of December 31, 2015 and 2014, ACC’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $4.2 million and $3.6 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to ACC’s total loan balance.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Purchases and sales of loans were as follows:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Purchases
Syndicated loans	$55,847	$46,569	$—
Sales
Syndicated loans	$348	$—	$821
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $1.9 million as of December 31, 2015 and 2014. All other loans were considered to be performing.
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 1.7% and 1.8% of total commercial mortgage loans as of December 31, 2015 and 2014, respectively. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, ACC reviews the concentrations of credit risk by region and property type.
Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31,		December 31,
	2015	2014	2015	2014
	(in thousands)
East North Central	$3,327	$1,139	3%	1%
East South Central	6,107	—	6	—
Middle Atlantic	6,477	7,328	6	8
Mountain	6,347	8,764	6	9
New England	7,544	10,101	8	10
Pacific	24,715	20,986	25	22
South Atlantic	29,971	29,765	31	30
West North Central	9,385	10,301	9	11
West South Central	6,378	8,589	6	9
	100,251	96,973	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$97,910	$94,632

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31,		December 31,
	2015	2014	2015	2014
	(in thousands)
Apartments	$28,576	$26,129	29%	27%
Industrial	15,510	14,159	15	15
Office	8,955	10,822	9	11
Retail	34,384	31,571	34	33
Hotel	1,100	1,254	1	1
Other	11,726	13,038	12	13
	100,251	96,973	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$97,910	$94,632
Syndicated Loans
The recorded investment in syndicated loans at December 31, 2015 and December 31, 2014 was $100.1 million and $59.0 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at both December 31, 2015 and 2014 were $1.9 million, which represent 2% and 3% of total syndicated loans at December 31, 2015 and 2014, respectively.
Troubled Debt Restructurings
There were no loans restructured by ACC during the year ended December 31, 2015. During the year ended December 31, 2014, ACC restructured one syndicated loan and received three loans in exchange with a recorded investment of $288 thousand. The troubled debt restructuring did not have a material impact to ACC’s allowance for loan losses or income recognized for the years ended December 31, 2015, 2014 and 2013. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

5.  Certificate Reserves
Reserves maintained on outstanding certificates have been computed in accordance with the provisions of the certificates and Section 28 of the 1940 Act. The average rates of accumulation on certificate reserves were as follows:

	December 31, 2015
	Reserve Balance	Average Gross Accumulation Rates	Average Additional Credit Rates
	(in thousands, except percentages)
Installment certificates:
Reserves to mature:
Without guaranteed rates (1)	$15,199	0.49%	0.49%
Additional credits and accrued interest:
Without guaranteed rates (1)	5	N/A	N/A
Fully paid certificates:
Reserves to mature:
With guaranteed rates	9,957	3.14%	0.01%
Without guaranteed rates (1)	4,285,183	0.64%	0.64%
Equity indexed (2)	521,375	N/A	N/A
Additional credits and accrued interest:
With guaranteed rates	246	2.97%	—
Without guaranteed rates (1)	2,585	N/A	N/A
Due to unlocated certificate holders	346	N/A	N/A
Total	$4,834,896

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2014
	Reserve Balance	Average Gross Accumulation Rates	Average Additional Credit Rates
	(in thousands, except percentages)
Installment certificates:
Reserves to mature:
Without guaranteed rates (1)	$17,879	0.42%	0.42%
Additional credits and accrued interest:
Without guaranteed rates (1)	32	N/A	N/A
Fully paid certificates:
Reserves to mature:
With guaranteed rates	20,937	3.29%	0.01%
Without guaranteed rates (1)	3,619,926	0.56%	0.56%
Equity indexed (2)	542,174	N/A	N/A
Additional credits and accrued interest:
With guaranteed rates	1,096	3.31%	—
Without guaranteed rates (1)	4,580	N/A	N/A
Due to unlocated certificate holders	146	N/A	N/A
Total	$4,206,770
N/A Not Applicable.
(1) There is no minimum rate of accrual on these reserves. Interest is declared periodically, quarterly, or annually in accordance with the terms of the separate series of certificates.
(2) Ameriprise Stock Market Certificate and Ameriprise Market Strategy Certificate enable the certificate owner to participate in any relative rise in a major stock market index up to a cap without risking loss of principal. The certificates have market participation terms of 52, 104 or 156 weeks and may continue for up to 15 years. The reserve balances on these certificates at December 31, 2015 and 2014 were $556.8 million and $587.1 million, respectively.
On certain series of single payment certificates, additional interest is pre-declared for periods greater than one year. The retained earnings appropriated for the pre-declared additional interest at December 31, 2015 and 2014 was $8 thousand and $58 thousand, respectively, which reflects the difference between certificate reserves on these series, calculated on a statutory basis, and the reserves maintained per books.
The carrying amounts of net certificate reserves consisted of the following:

	December 31,
	2015	2014
	(in thousands)
Reserves with terms of one year or less	$4,560,399	$3,960,711
Other	274,497	246,059
Total certificate reserves	4,834,896	4,206,770
Unapplied certificate transactions	256	2,110
Certificate loans and accrued interest	(698)	(942)
Total	$4,834,454	$4,207,938

6.  Regulation and Dividend Restrictions
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

below the required 5%, payment of a dividend would be restricted. In determining compliance with this condition, qualified assets are valued in accordance with the provisions of Minnesota Statutes where such provisions are applicable.
ACC has also entered into a written understanding with the Minnesota Department of Commerce, that ACC will maintain capital equal to at least 5% of the assets of ACC (less outstanding certificate loans). To the extent that payment of a dividend would decrease this ratio below the required 5%, payment of a dividend would be restricted. When computing its capital for these purposes, ACC values its assets on the basis of statutory accounting for insurance companies rather than GAAP. ACC is subject to examination and supervision by the Minnesota Department of Commerce (Banking Division).
Ameriprise Financial and ACC entered into a Capital Support Agreement on March 2, 2009, pursuant to which Ameriprise Financial agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements. Effective April 30, 2014, this agreement was amended to revise the maximum commitment to $50 million. For the year ended December 31, 2015, Ameriprise Financial has not infused any additional capital into ACC under this agreement.

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
Effective September 19, 2014, the Ameriprise Installment Certificates have contractual distribution fee rates of 0.50% of all payments received on or after issue of the certificate until the certificate’s maturity date. The previous effective rate, set April 30, 1997, was 2.5%.
Effective September 19, 2014, the Ameriprise Cash Reserve Certificates have contractual distribution fee rates of 0.03% of the purchase price at the time of issuance and 0.03% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date. The previous effective rates, set May 21, 2012, were 0.025%.
Effective April 26, 2000, the Ameriprise Flexible Savings Certificates have contractual distribution fee rates of 0.08% of the purchase price at the time of issuance and 0.08% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date. Since January 2, 2007, ACC has continuously offered seven and thirteen month Flexible Savings Certificates. Since the continuous offering began, the distribution fee on seven month Flexible Savings Certificates has been 0.08% of the initial payment, 0.08% of the reserves maintained for these certificates at the beginning of the second quarter after issuance and 0.027% at the beginning of the last month. The distribution fee on the thirteen month term has been 0.032% of the initial payment, 0.032% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters after issuance and 0.011% at the beginning of the last month.
Effective May 8, 2015, the Ameriprise Stock Market Certificates have contractual distribution fee rates of 0.50%, 1.00% and 1.50% for the 52, 104 and 156 week terms, respectively, on the initial purchase price and the certificate reserves at the beginning of each subsequent term. The previous effective rate, set October 25, 2011, was 0.50% and only a 52 week term was available.
Effective October 25, 2011, the Ameriprise Market Strategy Certificates have contractual distribution fee rates of 0.50% of the initial investment on the first day of the certificate’s term and 0.50% of the reserves maintained for these certificates at the beginning of each subsequent term.
Effective May 8, 2015, the Ameriprise Step-Up Rate Certificates have contractual distribution fee rates of 0.075% of the initial investment at the time of issuance and 0.075% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from the issue date.
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
Valuation Hierarchy
ACC categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by ACC’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$134,537	$—	$134,537
Available-for-Sale securities:
Residential mortgage backed securities	—	2,327,512	196,334	2,523,846
Corporate debt securities	—	1,226,161	190,304	1,416,465
Commercial mortgage backed securities	—	319,371	—	319,371
Asset backed securities	—	395,527	29,515	425,042
State and municipal obligations	—	49,292	—	49,292
U.S. government and agencies obligations	426	—	—	426
Common stocks	1,941	4,067	229	6,237
Total Available-for-Sale securities	2,367	4,321,930	416,382	4,740,679
Equity derivative contracts	—	18,493	—	18,493
Total assets at fair value	$2,367	$4,474,960	$416,382	$4,893,709

Liabilities
Certificate reserves	$—	$4,130	$—	$4,130
Equity derivative contracts	4	14,928	—	14,932
Total liabilities at fair value	$4	$19,058	$—	$19,062

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$27,798	$—	$27,798
Available-for-Sale securities:
Residential mortgage backed securities	—	2,024,312	196,558	2,220,870
Corporate debt securities	—	943,743	165,501	1,109,244
Commercial mortgage backed securities	—	401,480	—	401,480
Asset backed securities	—	461,972	18,188	480,160
U.S. government and agencies obligations	433	—	—	433
Common stocks	2,315	3,300	908	6,523
Total Available-for-Sale securities	2,748	3,834,807	381,155	4,218,710
Equity derivative contracts	—	45,857	—	45,857
Total assets at fair value	$2,748	$3,908,462	$381,155	$4,292,365

Liabilities
Certificate reserves	$—	$5,875	$—	$5,875
Equity derivative contracts	5	40,073	—	40,078
Total liabilities at fair value	$5	$45,948	$—	$45,953
The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in thousands)
Balance, January 1, 2015	$196,558	$165,501	$—	$18,188	$908	$381,155
Total gains (losses) included in:
Net income	(82)	(1,087)	—	132	—	(1,037)	(1)
Other comprehensive loss	(1,302)	(795)	—	198	(73)	(1,972)
Purchases	263,089	36,685	9,992	31,973	—	341,739
Settlements	(51,008)	(10,000)	—	(16,502)	—	(77,510)
Transfers into Level 3	—	—	—	—	171	171
Transfers out of Level 3	(210,921)	—	(9,992)	(4,474)	(777)	(226,164)
Balance, December 31, 2015	$196,334	$190,304	$—	$29,515	$229	$416,382
Change in unrealized gains (losses) included in net income related to Level 3 assets held at December 31, 2015 included in investment income:	$176	$(1,036)	$—	$132	$—	$(728)
(1) Included in investment income in the Consolidated Statements of Operations.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Available-for-Sale Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in thousands)
Balance, January 1, 2014	$128,906	$123,032	$—	$37,152	$273	$289,363
Total gains (losses) included in:
Net income	(364)	(1,377)	—	124	—	(1,617)	(1)
Other comprehensive loss	339	(476)	—	(168)	28	(277)
Purchases	365,212	74,822	20,000	21,651	128	481,813
Settlements	(21,950)	(30,500)	—	(4,768)	—	(57,218)
Transfers into Level 3	—	—	—	—	1,065	1,065
Transfers out of Level 3	(275,585)	—	(20,000)	(35,803)	(586)	(331,974)
Balance, December 31, 2014	$196,558	$165,501	$—	$18,188	$908	$381,155
Change in unrealized gains (losses) included in net income related to Level 3 assets held at December 31, 2014 included in investment income:	$(233)	$(526)	$—	$157	$—	$(602)
(1) Included in investment income in the Consolidated Statements of Operations.

	Available-for-Sale Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in thousands)
Balance, January 1, 2013	$252,598	$110,643	$36,060	$22,223	$824	$422,348
Total gains (losses) included in:
Net income	(54)	(1,135)	(175)	177	—	(1,187)	(1)
Other comprehensive loss	168	(575)	(396)	(517)	(32)	(1,352)
Purchases	248,049	14,103	9,970	186,979	12	459,113
Settlements	(9,156)	—	(35,489)	(4,134)	—	(48,779)
Transfers into Level 3	—	—	—	7,872	46	7,918
Transfers out of Level 3	(362,699)	(4)	(9,970)	(175,448)	(577)	(548,698)
Balance, December 31, 2013	$128,906	$123,032	$—	$37,152	$273	$289,363
Change in unrealized gains (losses) included in net income related to Level 3 assets held at December 31, 2013 included in investment income:	$(53)	$(1,135)	$—	$167	$—	$(1,021)
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets:

	December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Corporate debt securities (private placements)	$190,301	Discounted cash flow	Yield/spread to U.S. Treasuries	1.2% - 1.9% (1.4%)

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Corporate debt securities (private placements)	$165,498	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1% - 1.5% (1.2%)
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
Available-for-Sale Securities
When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from third party pricing services, non-binding broker quotes, or other model-based valuation techniques. Level 1 securities primarily include U.S. Treasuries and common stocks. Level 2 securities primarily include residential mortgage backed securities, corporate bonds, commercial mortgage backed securities, asset backed securities, state and municipal obligations and common stock. The fair value of these Level 2 securities is based on a market approach with prices obtained from third party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes. Level 3 securities primarily include certain non-agency residential mortgage backed securities, corporate bonds, commercial mortgage backed securities, asset backed securities and common stocks. The fair value of corporate bonds, non-agency residential mortgage backed securities, commercial mortgage backed securities and certain asset backed securities classified as Level 3 is typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to ACC. ACC’s privately placed corporate bonds are typically based on a single non-binding broker quote. In addition to the general pricing controls, ACC reviews the broker prices to ensure that the broker quotes are reasonable and, when available, compares prices of privately issued securities to public issues from the same issuer to ensure that the implicit illiquidity premium applied to the privately placed investment is reasonable considering investment characteristics, maturity, and average life of the investment.
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

control environment, analysis of asset-class specific valuation methodologies, and understanding of sources of market observable assumptions and unobservable assumptions, if any, employed in the valuation methodology. ACC also considers the results of its exception reporting controls and any resulting price challenges that arise.
Derivatives
The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at December 31, 2015 and 2014. See Note 9 and Note 10 for further information on the credit risk of derivative instruments and related collateral.
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

	December 31, 2015
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$98,475	$—	$93,224	$2,947	$96,171
Commercial mortgage loans	97,910	—	—	99,424	99,424
Certificate loans	686	—	686	—	686
Financial Liabilities
Certificate reserves	$4,830,766	$—	$—	$4,822,541	$4,822,541

	December 31, 2014
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$57,850	$—	$54,933	$2,603	$57,536
Commercial mortgage loans	94,632	—	—	98,293	98,293
Certificate loans	926	—	926	—	926
Financial Liabilities
Certificate reserves	$4,200,895	$—	$—	$4,195,429	$4,195,429
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Net Amount
	(in thousands)
Derivatives:
OTC	$18,493	$—	$18,493	$(14,928)	$(1,950)	$1,615
Total	$18,493	$—	$18,493	$(14,928)	$(1,950)	$1,615

	December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Net Amount
	(in thousands)
Derivatives:
OTC	$45,857	$—	$45,857	$(40,073)	$(3,824)	$1,960
Total	$45,857	$—	$45,857	$(40,073)	$(3,824)	$1,960
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	December 31, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Net Amount
	(in thousands)
Derivatives:
OTC	$14,928	$—	$14,928	$(14,928)	$—	$—
Exchange-traded	4	—	4	—	—	4
Total	$14,932	$—	$14,932	$(14,928)	$—	$4

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Net Amount
	(in thousands)
Derivatives:
OTC	$40,073	$—	$40,073	$(40,073)	$—	$—
Total	$40,073	$—	$40,073	$(40,073)	$—	$—
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
ACC uses derivatives as economic hedges of equity risk related to stock market certificates. ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

Derivatives not designated as hedging instruments	December 31, 2015			December 31, 2014
		Gross Fair Value			Gross Fair Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in thousands)
Equity contracts(1)	$935,957	$18,493	$14,932	$997,390	$45,857	$40,078
Embedded derivatives
Stock market certificates(2)	N/A	—	4,130	N/A	—	5,875
Total derivatives	$935,957	$18,493	$19,062	$997,390	$45,857	$45,953
N/A Not applicable
(1) The gross fair value of equity contracts is included in Derivative assets and Derivative liabilities on the Consolidated Balance Sheets. Prior to September 30, 2015, the variation margin on futures contracts was included in Investment securities sold or Payable for investment securities purchased on the Consolidated Balance Sheets. Beginning September 30, 2015, the variation margin on futures contracts is included in Derivative assets or Derivative liabilities on the Consolidated Balance Sheets. As of December 31, 2015, the fair value of the variation margin on futures contracts was $4 thousand and included in Derivative liabilities. As of December 31, 2014, the fair value of the variation margin on futures contracts was $5 thousand and included in Payable for investment securities purchased.
(2) The gross fair value of SMC embedded derivatives is included in Certificate reserves on the Consolidated Balance Sheets.
See Note 8 for additional information regarding ACC’s fair value measurement of derivative instruments.
The following tables present a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		2015	2014	2013
Equity contracts		(in thousands)
Stock market certificates	Net provision for certificate reserves	$(84)	$3,126	$6,726
Stock market certificates embedded derivatives	Net provision for certificate reserves	312	(2,829)	(5,674)
Total		$228	$297	$1,052

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Ameriprise Stock Market Certificates (“SMC”) offer a return based upon the relative change in a major stock market index between the beginning and end of the certificate’s term. The SMC product contains an embedded derivative. The equity based return of the certificate must be separated from the host contract and accounted for as a derivative instrument. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by ACC related to the SMC product will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates, ACC purchases and writes call options on the S&P 500 Index®. ACC views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels. ACC also purchases futures on the S&P 500 Index to economically hedge its obligations. The futures are marked-to-market daily and exchange traded, exposing ACC to no counterparty risk. The earnings impact of ACC’s derivatives is included in Net provision for certificate reserves in the Consolidated Statements of Operations.
During the second quarter of 2015, ACC launched the sale of Ameriprise Step-Up Rate Certificates (“SRC”). The SRC offers the ability to step up to a higher crediting rate based upon the then-current rate for a new SRC with the same term. ACC does not currently hedge the interest rate risk related to the SRC product. The SRC product contains an embedded derivative which was not material as of December 31, 2015.
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

11.  Shareholder’s Equity
The following table provides information related to amounts reclassified from accumulated other comprehensive loss for the years ended December 31:

Accumulated Other Comprehensive Loss Reclassification	Location of Loss Recognized in Income	2015	2014
		(in thousands)
Unrealized net losses (gains) on Available-for-Sale securities	Net realized gain (loss) on investments	$1,698	$(657)
Tax expense (benefit)	Income tax expense (benefit)	(594)	230
Net of tax		$1,104	$(427)

12.  Income Taxes
The components of income tax provision were as follows:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Current income tax:
Federal	$3,417	$4,496	$13,028
State and local	926	420	368
Total current income tax	4,343	4,916	13,396
Deferred income tax:
Federal	6,196	6,931	(589)
State and local	445	(153)	(27)
Total deferred income tax	6,641	6,778	(616)
Total income tax provision	$10,984	$11,694	$12,780

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 35% were as follows:

	Years Ended December 31,
	2015	2014	2013
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Uncertain tax positions	(4.1)	(0.1)	11.5
State income tax, net	2.7	0.5	0.8
Taxes applicable to prior years	(1.0)	(1.3)	0.2
Income tax provision	32.6%	34.1%	47.5%
The decrease in the effective tax rate for the year ended December 31, 2015 compared to 2014 is primarily due to the decrease of uncertain tax positions related to certain state income tax items. The decrease in the effective tax rate for the year ended December 31, 2014 compared to 2013 is primarily due to the increase of uncertain tax positions in 2013 related to certain federal income tax items.
In 2013, ACC executed a Supplemental Tax Sharing Agreement with its parent company, Ameriprise Financial. ACC cash settles with Ameriprise Financial the change in its deferred federal income taxes on a quarterly basis. At December 31, 2015 and 2014, ACC held deferred federal income tax liabilities of $1 thousand and $170 thousand, respectively, related to the deferred federal taxes of its subsidiary, Investors Syndicate Development Corp. The remaining net deferred tax balance at December 31, 2015 and 2014 relates to ACC’s deferred state tax assets. During the years ended December 31, 2015 and 2014, ACC received $3.7 million and paid $9.7 million, respectively, for the settlement of deferred federal income taxes.
ACC had current taxes receivable from Ameriprise Financial of $4.5 million and $6.5 million, at December 31, 2015 and 2014, respectively. This receivable is presented net with ACC’s current taxes receivable from and payable to parent on ACC’s Consolidated Balance Sheets.
Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. The significant components of deferred tax assets and liabilities were as follows:

	December 31,
Deferred income tax assets:	2015	2014
	(in thousands)
Investments, including bond discounts and premiums	$937	$1,138
Investment unrealized losses, net	921	183
Certificate reserves	91	225
Total deferred income tax assets	1,949	1,546
Deferred income tax liabilities:
Depreciation	—	50
Other	2	11
Total deferred income tax liabilities	2	61
Net deferred income tax assets	$1,947	$1,485
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014	2013
	(in thousands)
Balance at January 1	$5,514	$5,837	$736
Additions based on tax positions related to the current year	—	—	566
Additions for tax positions of prior years	—	—	4,535
Reductions for tax positions of prior years	(3,579)	(323)	—
Balance at December 31	$1,935	$5,514	$5,837
If recognized, approximately $1.3 million, $2.5 million and $2.7 million, net of federal tax benefits, of the unrecognized tax benefits as of December 31, 2015, 2014 and 2013, respectively, would affect the effective tax rate.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of ACC, we do not expect any significant changes to the unrecognized tax benefits in the next 12 months.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized a decrease of $110 thousand and increases of $161 thousand and $542 thousand for interest and penalties for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015 and 2014, ACC had a payable of $1.7 million and $1.8 million, respectively, related to accrued interest and penalties.
ACC files income tax returns, as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial, in the U.S. federal jurisdiction, and various states jurisdictions. The Internal Revenue Service (“IRS”) has completed its field examination of the 1997 through 2011 tax returns. However, for federal income tax purposes, tax years 1997 through 2006, 2008 and 2009, remain open for certain unagreed upon issues. The IRS is currently auditing the ACC’s U.S. income tax returns for 2012 and 2013. ACC’s or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1997 through 2012 and remain open for all years after 2012.

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

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CASH EQUIVALENTS
COMMERCIAL PAPER
EXELON CORPORATION	1/7/2016	—%	$10,000	$9,999	$9,999
BNP PARIBAS SA	1/4/2016	—%	31,500	31,499	31,499
DUKE ENERGY CORP	1/21/2016	—%	5,250	5,248	5,248
EDISON INTERNATIONAL	1/5/2016	—%	12,800	12,799	12,799
EDISON INTERNATIONAL	1/20/2016	—%	10,000	9,996	9,996
TRANSCANADA CORPORATION	1/5/2016	—%	5,000	4,999	4,999
TRANSCANADA CORPORATION	1/7/2016	—%	10,000	9,998	9,998
UNITED HEALTH GROUP INC	1/4/2016	—%	50,000	49,999	49,999
TOTAL CASH EQUIVALENTS				134,537	134,537

FIXED MATURITIES
U.S. GOVERNMENT AND AGENCIES OBLIGATIONS
UNITED STATES TREASURY	11/15/2028	5.250%	200	212	261
UNITED STATES TREASURY	4/15/2017	0.875%	165	165	165
TOTAL U.S. GOVERNMENT AND AGENCIES OBLIGATIONS				377	426
STATE AND MUNICIPAL OBLIGATIONS
FLORIDA ST MID-BAY BRIDGE AUTHORITY	10/1/2021	3.784%	5,000	5,000	4,984
CARSON CALIF REDEV AGENCY	2/1/2017	2.261%	1,330	1,330	1,324
CARSON CALIF REDEV AGENCY	2/1/2019	3.307%	1,550	1,550	1,540
CARSON CALIF REDEV AGENCY	2/1/2020	3.757%	3,205	3,205	3,172
HURST-EULESS-BEDFORD TEX INDPT SCH DISTRICT	8/15/2017	—%	1,000	979	977
LOS ANGELES CALIF MUN IMPT CORP	11/1/2019	2.846%	3,000	3,000	3,051
LOS ANGELES CNTY CA REDEV AUTHORITY	8/1/2019	2.644%	2,425	2,425	2,423
NEW HOPE CULTURAL EDU FACS FIN CORP	7/1/2018	3.330%	1,380	1,380	1,373
NEW HOPE CULTURAL EDU FACS FIN CORP	7/1/2019	3.780%	2,155	2,155	2,146
NEW HOPE CULTURAL EDU FACS FIN CORP	7/1/2020	4.125%	2,810	2,810	2,800
NEW JERSEY ECONOMIC DEVELOPMENT AUTHORITY	6/15/2017	3.375%	7,890	7,890	7,908
NORTH CAROLINA EASTN MUN PWR AGENCY	7/1/2017	1.561%	3,500	3,500	3,503
SACRAMENTO CALIF UNI SCH DISTRICT	8/1/2016	0.704%	5,000	5,000	4,992
SACRAMENTO CALIF UNI SCH DISTRICT	8/1/2017	1.248%	3,000	3,000	2,978
ST PAUL MINN HSG & REDEV AUTHORITY	7/1/2017	1.400%	4,135	4,135	4,122
ST PAUL HSG REDEV AUTHORITY	7/1/2018	1.838%	2,000	2,000	1,999
TOTAL STATE AND MUNICIPAL OBLIGATIONS				49,359	49,292

RESIDENTIAL MORTGAGE BACKED SECURITIES
AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES
FREDDIE MAC GOLD G11193	8/1/2016	5.000%	57	57	59
FREDDIE MAC GOLD G11298	8/1/2017	5.000%	219	219	227
FREDDIE MAC ARM 845154	7/1/2022	2.460%	46	47	47
FREDDIE MAC ARM 845523	11/1/2023	2.380%	8	8	8
FREDDIE MAC ARM 845654	2/1/2024	2.732%	159	160	163
FREDDIE MAC ARM 845730	11/1/2023	2.441%	169	173	176

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FREDDIE MAC ARM 845733	4/1/2024	2.479%	201	203	212
FREDDIE MAC ARM 846702	10/1/2029	2.425%	49	50	52
FREDDIE MAC ARM 846107	2/1/2025	2.740%	51	52	53
FREDDIE MAC GOLD G30227	5/1/2023	5.500%	744	763	822
FREDDIE MAC GOLD E90153	6/1/2017	6.000%	46	46	46
FREDDIE MAC GOLD E90154	6/1/2017	6.000%	117	118	120
FREDDIE MAC GOLD E91041	9/1/2017	5.000%	182	181	188
FREDDIE MAC GOLD E95403	3/1/2018	5.000%	256	258	265
FREDDIE MAC GOLD E95671	4/1/2018	5.000%	368	371	381
FREDDIE MAC 1N1474	5/1/2037	2.506%	3,333	3,460	3,532
FREDDIE MAC 1H2520	6/1/2035	2.488%	9,352	9,938	9,912
FREDDIE MAC 1Q1540	6/1/2040	2.480%	16,919	18,096	17,979
FREDDIE MAC 1Q1515	11/1/2038	2.429%	35,707	37,788	37,792
FREDDIE MAC	5/1/2038	2.364%	27,366	28,942	28,990
FREDDIE MAC 1Q1548	8/1/2038	2.374%	16,568	17,466	17,483
FREDDIE MAC ARM 350190	5/1/2022	2.500%	35	36	35
FREDDIE MAC GOLD E01140	5/1/2017	6.000%	213	214	218
FREDDIE MAC ARM 788941	12/1/2031	2.625%	31	30	31
FREDDIE MAC 848922	4/1/2037	2.488%	9,351	9,987	9,907
FREDDIE MAC	9/1/2039	2.494%	7,754	8,201	8,219
FREDDIE MAC	8/1/2037	2.896%	11,637	12,431	12,412
FREDDIE MAC GOLD	8/1/2030	3.000%	25,165	26,125	25,960
FREDDIE MAC GOLD C90581	8/1/2022	5.500%	187	186	206
FREDDIE MAC GOLD C90582	9/1/2022	5.500%	123	122	136
FREDDIE MAC ARM 1B0183	12/1/2031	2.406%	108	106	110
FREDDIE MAC ARM 780845	9/1/2033	2.500%	361	351	375
FREDDIE MAC ARM 780514	5/1/2033	2.489%	546	558	583
FREDDIE MAC ARM 840031	1/1/2019	2.375%	3	3	3
FREDDIE MAC ARM 840035	1/1/2019	2.401%	19	19	19
FREDDIE MAC ARM 840036	1/1/2019	2.375%	13	13	13
FREDDIE MAC ARM 840072	6/1/2019	2.250%	31	31	32
FREDDIE MAC ARM 405014	1/1/2019	2.370%	15	15	15
FREDDIE MAC ARM 405092	3/1/2019	2.375%	14	14	14
FREDDIE MAC ARM 405185	10/1/2018	2.168%	35	35	35
FREDDIE MAC ARM 405243	7/1/2019	2.385%	33	33	33
FREDDIE MAC ARM 405437	10/1/2019	2.400%	36	36	36
FREDDIE MAC ARM 405615	10/1/2019	2.232%	13	13	13
FREDDIE MAC ARM 605432	8/1/2017	2.213%	6	6	6
FREDDIE MAC ARM 605433	9/1/2017	2.146%	9	9	9
FREDDIE MAC ARM 606024	2/1/2019	2.091%	23	23	24
FREDDIE MAC ARM 606025	7/1/2019	1.825%	55	55	56
FREDDIE MAC ARM 785363	2/1/2025	2.428%	68	68	71
FREDDIE MAC ARM 865008	2/1/2018	3.125%	24	24	24
FREDDIE MAC ARM 780903	9/1/2033	2.500%	403	399	426

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FREDDIE MAC	8/1/2034	2.500%	1,532	1,547	1,624
FREDDIE MAC STRIP FHSTR_328	2/15/2038	0.594%	16,717	16,741	16,701
FANNIE MAE ARM 70117	9/1/2017	2.130%	1	1	1
FANNIE MAE ARM 70007	7/1/2017	2.018%	4	4	4
FANNIE MAE ARM 105989	8/1/2020	3.204%	16	16	16
FANNIE MAE ARM 88879	11/1/2019	2.581%	57	57	57
FANNIE MAE ARM 89125	8/1/2019	1.873%	73	73	76
FANNIE MAE ARM 190726	3/1/2033	4.825%	173	177	183
FANNIE MAE 13-2 13-2 KF	1/25/2037	0.602%	15,110	15,073	15,019
FANNIE MAE 15-4	2/25/2045	0.594%	21,026	21,058	20,999
FANNIE MAE 15-22	4/25/2045	0.594%	15,323	15,331	15,257
FANNIE MAE 15-42	6/25/2055	0.574%	17,433	17,453	17,262
FANNIE MAE FNR_15-50	7/25/2045	0.594%	67,006	66,936	66,913
FANNIE MAE 15-84	11/25/2045	0.594%	32,822	32,770	32,580
FANNIE MAE 15-91	12/25/2045	0.614%	41,464	41,258	41,256
FANNIE MAE ARM 249907	2/1/2024	2.750%	213	215	223
FANNIE MAE 254590	1/1/2018	5.000%	715	715	740
FANNIE MAE 254591	1/1/2018	5.500%	501	505	517
FANNIE MAE ARM 303259	3/1/2025	2.387%	76	77	79
FANNIE MAE 303970	9/1/2024	6.000%	536	531	608
FREDDIE MAC 3812 3812 BE	9/15/2018	2.750%	1,715	1,726	1,744
FREDDIE MAC 4159 4159 FD	1/15/2043	0.681%	15,674	15,732	15,692
FREDDIE MAC 43-63	9/15/2041	0.614%	12,473	12,490	12,388
FREDDIE MAC	4/15/2040	0.554%	9,319	9,320	9,306
FREDDIE MAC	11/15/2038	0.594%	25,130	25,025	24,964
FREDDIE MAC 4491	8/15/2039	0.564%	18,178	18,173	18,101
FREDDIE MAC 15-4521	5/15/2041	0.574%	52,195	52,104	52,178
FANNIE MAE 545492	2/1/2022	5.500%	246	244	274
FANNIE MAE 545249	10/1/2016	5.500%	41	41	41
FANNIE MAE 545303	9/1/2016	5.000%	171	171	178
FANNIE MAE ARM 545786	6/1/2032	2.415%	220	221	225
FANNIE MAE HYBRID ARM 566074	5/1/2031	2.525%	326	326	343
FANNIE MAE HYBRID ARM 584507	6/1/2031	2.410%	214	213	225
FANNIE MAE 584829	5/1/2016	6.000%	9	9	9
FANNIE MAE 585743	5/1/2016	5.500%	29	29	29
FANNIE MAE 616220	11/1/2016	5.000%	74	74	77
FANNIE MAE 617270	1/1/2017	5.000%	128	128	133
FANNIE MAE ARM 620293	1/1/2032	2.525%	244	241	255
FANNIE MAE 622462	12/1/2016	5.500%	104	104	105
FANNIE MAE 623866	2/1/2017	5.000%	118	117	122
FANNIE MAE 625943	3/1/2017	5.000%	104	104	108
FANNIE MAE AL1037	1/1/2037	2.456%	6,081	6,486	6,440
FANNIE MAE AL2269	10/1/2040	2.587%	9,814	10,444	10,336
FANNIE MAE AL3935	9/1/2037	2.467%	15,993	16,929	16,920

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE AL3961	2/1/2039	2.251%	12,041	12,718	12,703
FANNIE MAE	3/1/2037	2.395%	12,451	13,109	13,186
FANNIE MAE	9/1/2036	2.401%	17,552	18,528	18,588
FANNIE MAE	2/1/2039	2.545%	14,849	15,774	15,802
FANNIE MAE AO8746	8/1/2027	2.500%	28,289	29,205	28,745
FANNIE MAE	2/1/2030	3.000%	12,071	12,582	12,460
FANNIE MAE	4/1/2030	3.000%	15,592	16,252	16,096
FANNIE MAE ARM 651629	8/1/2032	2.395%	314	314	327
FANNIE MAE ARM 654158	10/1/2032	1.915%	605	606	641
FANNIE MAE ARM 654195	10/1/2032	1.915%	592	592	626
FANNIE MAE ARM 655646	8/1/2032	2.478%	382	382	398
FANNIE MAE ARM 655798	8/1/2032	2.399%	650	649	689
FANNIE MAE ARM 661501	9/1/2032	2.418%	48	48	48
FANNIE MAE ARM 661349	9/1/2032	2.300%	156	156	165
FANNIE MAE ARM 661744	10/1/2032	2.308%	379	381	401
FANNIE MAE ARM 664521	10/1/2032	2.330%	184	185	188
FANNIE MAE ARM 664750	10/1/2032	2.424%	337	338	354
FANNIE MAE ARM 670731	11/1/2032	1.915%	462	462	482
FANNIE MAE ARM 670779	11/1/2032	1.915%	765	771	801
FANNIE MAE ARM 670890	12/1/2032	1.922%	651	653	688
FANNIE MAE ARM 670912	12/1/2032	1.915%	541	542	572
FANNIE MAE ARM 670947	12/1/2032	1.921%	413	415	435
FREDDIE MAC CMO 2586 GB	1/15/2023	5.500%	108	108	109
FANNIE MAE 06-36 06-36 GF	5/25/2036	0.722%	9,549	9,594	9,551
FREDDIE MAC 2901 MA	10/15/2033	4.500%	33	33	33
FREDDIE MAC 2934 2934 CI	1/15/2034	5.000%	1,269	1,279	1,283
FANNIE MAE 07-46 07-46 FB	5/25/2037	0.792%	4,519	4,530	4,534
FREDDIE MAC 3370 3370 TF	10/15/2037	0.661%	2,739	2,741	2,745
FREDDIE MAC STRUCTURED PASS THROUGH T-76 2A	10/25/2037	3.101%	11,637	11,868	11,693
FANNIE MAE 09-107 09-107 FL	2/25/2038	1.072%	8,058	8,100	8,115
FANNIE MAE 10-39 10-39 JT	5/25/2038	5.000%	4,210	4,239	4,235
FANNIE MAE ARM 694852	4/1/2033	2.164%	492	498	520
FANNIE MAE 703446	5/1/2018	4.500%	1,746	1,762	1,804
FANNIE MAE 704592	5/1/2018	5.000%	527	531	547
FANNIE MAE 708635	6/1/2018	5.000%	373	376	386
FANNIE MAE ARM 722779	9/1/2033	1.917%	1,161	1,163	1,210
FANNIE MAE 725558	6/1/2034	2.411%	615	611	653
FANNIE MAE	7/1/2033	1.867%	936	932	962
FANNIE MAE	7/1/2034	1.893%	312	307	323
FANNIE MAE ARM 733525	8/1/2033	2.205%	682	656	711
FANNIE MAE 735034	10/1/2034	2.339%	7,774	8,201	8,200
FANNIE MAE 735702	7/1/2035	2.395%	6,153	6,332	6,545
FANNIE MAE ARM 739194	9/1/2033	2.412%	616	617	646
FANNIE MAE ARM 743256	10/1/2033	2.459%	347	344	364

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE ARM 743856	11/1/2033	2.422%	276	277	291
FANNIE MAE ARM 758873	12/1/2033	2.457%	527	522	552
FANNIE MAE 794787	10/1/2034	2.204%	389	394	410
FANNIE MAE 799733	11/1/2034	2.470%	377	384	400
FANNIE MAE 801917	10/1/2034	2.695%	843	846	895
FANNIE MAE 801337	9/1/2034	2.084%	4,622	4,876	4,845
FANNIE MAE 804561	9/1/2034	2.408%	1,064	1,066	1,127
FANNIE MAE 807219	1/1/2035	2.608%	3,205	3,232	3,382
FANNIE MAE 809532	2/1/2035	2.278%	491	494	521
FANNIE MAE	8/1/2035	2.696%	1,050	1,055	1,112
FANNIE MAE 889335	6/1/2018	4.500%	1,526	1,543	1,577
FANNIE MAE 889485	6/1/2036	2.486%	6,246	6,347	6,599
FANNIE MAE 922674	4/1/2036	2.620%	3,129	3,205	3,302
FANNIE MAE 968438	1/1/2038	2.523%	8,780	9,200	9,239
FANNIE MAE 995548	9/1/2035	2.402%	4,131	4,223	4,364
FANNIE MAE 995123	8/1/2037	2.625%	3,197	3,301	3,403
FANNIE MAE 995604	11/1/2035	2.550%	11,835	12,492	12,504
FANNIE MAE 995614	8/1/2037	1.550%	3,483	3,645	3,585
FANNIE MAE AB1980	12/1/2020	3.000%	5,701	5,788	5,878
FANNIE MAE AB5230	5/1/2027	2.500%	14,628	14,932	14,864
FANNIE MAE MA0099	6/1/2019	4.000%	1,849	1,862	1,927
FANNIE MAE MA0598	12/1/2020	3.500%	5,055	5,187	5,296
FANNIE MAE MA1144	8/1/2027	2.500%	13,691	14,160	13,877
FANNIE MAE AD0901	4/1/2040	2.428%	9,354	9,950	9,935
FANNIE MAE AE0559	12/1/2034	2.368%	6,695	7,059	7,004
FANNIE MAE AE0566	8/1/2035	2.480%	6,719	7,078	7,116
GINNIE MAE II ARM 8157	3/20/2023	1.750%	84	85	87
GINNIE MAE II ARM 8206	3/20/2017	2.000%	8	8	9
GINNIE MAE II ARM 8240	7/20/2017	1.875%	6	6	7
GINNIE MAE II ARM 8251	8/20/2017	2.000%	1	1	1
GINNIE MAE II ARM 8274	10/20/2017	2.500%	28	28	28
GINNIE MAE II ARM 8283	11/20/2017	2.500%	2	1	2
GINNIE MAE II ARM 8293	12/20/2017	2.500%	5	5	5
GINNIE MAE II ARM 8353	5/20/2018	2.500%	16	16	16
GINNIE MAE II ARM 8341	4/20/2018	2.500%	2	2	2
GINNIE MAE II ARM 8365	6/20/2018	2.500%	16	16	16
GINNIE MAE II ARM 8377	7/20/2018	2.500%	8	8	8
GINNIE MAE II ARM 8428	11/20/2018	3.500%	3	3	4
GINNIE MAE II ARM 8440	12/20/2018	3.500%	12	12	13
GINNIE MAE II ARM 8638	6/20/2025	1.750%	118	119	122
GINNIE MAE II	7/20/2040	1.875%	10,690	11,080	11,033
GINNIE MAE II 082581	7/20/2040	3.000%	12,536	13,460	13,002
GINNIE MAE II 082602	8/20/2040	3.000%	20,020	21,518	21,067
GINNIE MAE II	12/20/2039	1.625%	11,572	12,046	12,044

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

GINNIE MAE II 082464	1/20/2040	3.000%	3,956	4,256	4,127
GINNIE MAE II 082497	3/20/2040	2.500%	7,123	7,575	7,359
GINNIE MAE II	1/20/2041	1.750%	10,968	11,417	11,244
GINNIE MAE II 082794	4/20/2041	3.500%	14,633	15,629	15,216
GINNIE MAE A 11-72 M	6/20/2038	4.000%	2,230	2,353	2,254
GINNIE MAE ARM	11/20/2041	0.694%	10,543	10,566	10,594
GINNIE MAE ARM	10/20/2041	0.544%	15,276	15,260	15,354
GINNIE MAE ARM	2/20/2040	0.574%	21,942	21,980	21,631
GINNIE MAE_15-82	4/20/2041	0.544%	18,400	18,400	18,444
TOTAL AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				1,056,980	1,055,094

NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES
APS RESECURITIZATION TRUST 15-1	8/28/2054	0.363%	18,205	17,411	17,295
ADJUSTABLE RATE MORTAGE TRUST ARMT_04-2	2/25/2035	2.654%	973	987	953
AMERICAN HOME MORTGAGE INVESTMENT TRUST AHM_04-4	2/25/2045	2.654%	8,219	8,341	8,032
BCAP LLC TRUST BCAP_13-RR1	11/26/2035	2.555%	5,469	5,512	5,494
BCAP LLC TRUST BCAP_09-RR1	11/26/2034	2.739%	1,158	1,130	1,161
BCAP LLC TRUST BCAP_09-RR1	5/26/2035	2.738%	5,029	4,902	5,060
BCAP LLC TRUST BCAP_09-RR1	5/26/2035	2.738%	3,208	3,121	3,229
BCAP LLC TRUST BCAP_09-RR8	3/26/2037	5.500%	243	242	244
BCAP LLC TRUST BCAP_11-RR11	10/26/2035	2.737%	2,866	2,855	2,839
BCAP LLC TRUST BCAP_11-RR10	6/26/2035	2.738%	8,171	8,168	8,223
BCAP LLC TRUST BCAP_12-RR3	7/26/2037	1.871%	2,363	2,363	2,349
BCAP LLC TRUST BCAP_12-RR3	7/26/2035	2.729%	4,858	4,901	4,850
BCAP LLC TRUST BCAP_12-RR3	1/26/2036	2.869%	3,139	3,180	3,131
BCAP LLC TRUST BCAP_12-RR5	10/26/2036	2.738%	5,189	5,197	5,200
BCAP LLC TRUST BCAP_12-RR6	5/26/2036	2.402%	4,569	4,557	4,552
BCAP LLC TRUST BCAP_12-RR10	3/26/2036	2.763%	20,149	20,400	20,206
BCAP LLC TRUST BCAP_12-RR10	3/26/2036	3.000%	29	29	29
BCAP LLC TRUST BCAP_12-RR10	10/26/2035	2.842%	4,761	4,792	4,800
BCAP LLC TRUST BCAP_12-RR11	7/26/2036	2.737%	11,243	11,417	11,249
BCAP LLC TRUST BCAP_12-RR11	7/26/2037	3.000%	1,874	1,877	1,875
BCAP LLC TRUST BCAP_12-RR12	6/26/2035	3.000%	4,695	4,730	4,677
BCAP LLC TRUST BCAP_13-RR7	6/26/2037	2.231%	6,605	6,641	6,564
BCAP LLC TRUST BCAP_13-RR7	12/27/2034	3.124%	13,922	14,133	14,260
BCAP LLC TRUST BCAP_13-RR8	5/26/2036	2.843%	6,756	6,797	6,700
BCAP LLC TRUST BCAP_13-RR9	1/26/2036	2.869%	11,502	11,568	11,515
BCAP LLC TRUST BCAP_14-RR2	9/26/2046	1.203%	10,784	10,523	10,408
BANK OF AMERICA FUNDING CORPORATION BAFC_05-G	10/20/2035	2.872%	2,136	2,008	1,999
BANC OF AMERICA FUNDING CORP BAFC_05-F	9/20/2035	2.858%	2,474	2,188	2,052	c
BANC OF AMERICA ALTERNATIVE LOAN TRUST BOAA_03-1	2/25/2033	5.000%	449	449	456
BANC OF AMERICA MORTGAGE SECURITIES BOAMS_04-B	3/25/2034	2.667%	4,690	4,677	4,087
BANC OF AMERICA MORTGAGE SECURITIES BOAMS_04-5	6/25/2019	5.000%	297	300	299
BANK OF AMERICA MORTGAGE SECURITIES BOAMS_03-I	10/25/2033	2.993%	2,545	2,536	2,570

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BANK OF AMERICA MORTGAGE SECURITIES BOAMS_04-E	6/25/2034	2.864%	4,484	4,463	4,419
BANC OF AMERICA MORTGAGE SECURITIES BOAMS_06-B	11/20/2046	3.088%	1,548	1,392	1,253	c
BANC OF AMERICA FUNDING CORPORATION BAFC_12-R5	10/3/2039	0.503%	2,084	2,083	2,072
BANC OF AMERICA FUNDING CORPORATION BAFC_15-R4	11/27/2045	2.404%	17,963	17,888	17,804
BEAR STEARNS ALT-A TRUST BALTA_05-2	4/25/2035	2.733%	2,268	2,263	2,032
BEAR STEARNS FUNDING TRUST BSMF_06-AR5	12/25/2046	0.632%	1,341	849	704	c
BELLA VISTA MORTGAGE TRUST BVMBS_05-1	2/22/2035	2.609%	3,264	3,255	3,193
CREDIT SUISSE MORTGAGE CAPITAL CERTIFICATES CSMC_10-17R	6/26/2036	2.453%	4,989	4,989	5,017
CREDIT SUISSE COMMERCIAL MORTGAGE TRUST CSMC_13-2R	5/27/2036	2.000%	4,650	4,670	4,616
CREDIT SUISSE COMMERCIAL MORTGAGE TRUST CSMC_13-2R	9/27/2036	2.923%	8,385	8,544	8,590
CREDIT SUISSE MORTGAGE CAPITAL CSMC_12-11R	6/29/2047	1.244%	2,758	2,758	2,747
CREDIT SUISSE COMMERCIAL MORTGAGE TRUST CSMC_13-8R	5/27/2037	0.461%	6,900	6,822	6,828
CREDIT SUISSE COMMERCIAL MORTGAGE TRUST CSMC_13-11R	6/27/2034	2.750%	10,022	10,024	9,985
CREDIT SUISSE COMMERCIAL MORTGAGE TRUST CSMC_13-11R	5/27/2034	2.750%	18,266	18,290	17,990
CREDIT SUISSE MORTGAGE CAPITAL CSMC_13-12R	8/27/2033	2.750%	29,155	28,824	28,439
CREDIT SUISSE MORTGAGE CAPITAL CSMC_14-5R	7/27/2037	2.500%	11,051	11,051	10,913
CREDIT SUISSE MORTGAGE CAPITAL CSMC_14-11R	1/27/2036	2.597%	26,759	27,044	26,910
CREDIT SUISSE MORTGAGE CAPITAL CSMC_14-12R	6/27/2037	0.341%	5,690	5,655	5,452
CREDIT SUISSE MORTGAGE CAPITAL CSMC_15-1R	12/27/2035	2.974%	17,174	17,507	17,362
CREDIT SUISSE MORTGAGE TRUST CSMC_15-6R	7/27/2035	2.685%	20,158	20,456	19,896
COUNTRYWIDE HOME EQUITY LOAN TRUST CWHEL_04-K	2/15/2034	0.631%	226	155	204	c
COUNTRYWIDE ALTERNATIVE LOAN TRUST CWALT_04-33	12/25/2034	2.820%	551	558	523
COUNTRYWIDE ALTERNATIVE LOAN TRUST CWALT_05-27	8/25/2035	1.687%	2,969	2,531	2,399	c
COUNTRYWIDE ALTERNATIVE LOAN TRUST CWALT_05-24	7/20/2035	1.595%	2,461	1,926	1,988	c
COUNTRYWIDE HOME LOANS CWHL_05-HYB7	11/20/2035	2.615%	5,811	4,899	5,129	c
COUNTRYWIDE HOME LOANS CWHL_03-46	1/19/2034	2.696%	6,990	7,157	6,924
CENTEX HOME EQUITY CXHE_03-A	12/25/2031	4.250%	1,534	1,518	1,525
CHASE MORTGAGE FINANCE CORPORATION CHASE_07-A1	2/25/2037	2.702%	7,633	7,565	7,506
CHASEFLEX TRUST CFLX_07-M1	8/25/2037	0.572%	8,595	8,728	6,287	c
CITIGROUP MORTGAGE LOAN TRUST CMLTI_05-3	8/25/2035	2.706%	1,908	1,801	1,748	c
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_09-6	4/25/2037	0.291%	559	556	549
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_10-7	2/25/2035	2.468%	1,273	1,273	1,284
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_10-8	11/25/2036	4.000%	3,979	3,987	4,011
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_10-9	11/25/2035	2.740%	1,002	1,011	1,002
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_11-2	9/25/2037	2.383%	558	554	558
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_12-6	4/25/2037	2.855%	6,349	6,349	6,376
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_12-6	8/25/2036	2.420%	3,910	3,918	3,904
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_12-4	11/25/2035	2.734%	2,652	2,652	2,634
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_12-4	3/25/2036	2.650%	11,295	11,426	11,351
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_12-7	9/25/2036	3.058%	6,758	6,768	6,726
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_12-7	9/25/2035	2.743%	2,150	2,154	2,149
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_13-7	8/25/2036	2.420%	8,095	8,121	7,889
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_13-9	9/25/2034	2.438%	15,116	15,192	15,046
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_13-11	8/25/2027	2.000%	1,431	1,431	1,370

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_13-11	9/25/2034	2.615%	7,941	8,053	7,959
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_13-12	3/25/2035	2.480%	13,032	13,150	13,048
CITIGROUP MORTGAGE LOAN TRUST CMLTI_14-2	2/20/2036	2.592%	19,276	19,439	19,253
CITIGROUP MORTGAGE LOAN TRUST CMLTI_14-2	4/25/2036	3.250%	19,578	19,688	19,089
CITIGROUP MORTGAGE LOAN TRUST CMLTI_14-5	2/20/2036	2.564%	24,346	24,655	24,253
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_14-6	11/25/2035	1.543%	21,076	20,769	20,655
CITIGROUP MORTGAGE LOAN TRUST CMLTI_14-11	10/25/2035	2.708%	19,612	20,034	19,837
CITIGROUP MORTGAGE LOAN TRUST CMLTI_14-11	11/25/2036	3.250%	9,776	9,953	9,874
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_15-5	8/25/2034	2.724%	13,709	13,948	13,803
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_15-5	4/20/2035	2.641%	29,846	30,143	29,608
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_15-5	1/25/2036	0.471%	15,396	14,647	14,357
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_15-11	3/25/2035	2.562%	29,039	29,292	29,077
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_15-9	2/20/2036	2.725%	18,209	18,340	18,300
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_15-9	2/25/2036	2.654%	20,235	20,381	20,357
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_15-RP2 15-PS1	9/25/2042	3.750%	27,858	28,306	28,170
CS FIRST BOSTON MORTGAGE SECURITIES CORP. 04-AR3	4/25/2034	2.562%	4,813	4,880	4,874
CREDIT SUISSE MORTGAGE CAPITAL CSMC_09-2R	9/26/2034	2.743%	28,874	29,036	28,376
CREDIT SUISSE MORTGAGE CAPITAL CSMC_09-2R	9/26/2034	2.743%	28,874	28,911	27,783
CREDIT SUISSE MORTGAGE CAPITAL CSMC_11-17R	12/27/2037	3.400%	2,058	2,056	2,063
DEUTSCHE ALT-A SECURITIES INC MORTGAGE LOAN DBALT_06-AR6	2/25/2037	0.592%	8,514	4,664	7,204	c
DEUTSCHE ALT-A SECURITIES INC MORTGAGE LOAN DBALT_07-AR1	1/25/2047	0.582%	7,412	7,299	5,984	c
DEUTSCHE ALT-A SECURITIES INC MORTGAGE LOAN DBALT_07-OA1	2/25/2047	0.572%	3,623	3,128	2,535	c
EQUITY ONE ABS INC EQABS_04-3	7/25/2034	4.920%	2,863	2,867	2,917
FIELDSTONE MORTGAGE INVESTMENT CORP FMIC_04-3	8/25/2034	2.267%	511	502	511
FIRST HORIZON ALTERNATIVE MORTGAGE SECURITIES 04-AA4	10/25/2034	2.360%	1,341	1,361	1,328
FIRST HORIZON ALTERNATIVE MORTGAGE SECURITIES 04-AA7	2/25/2035	2.211%	987	997	875
FIRST HORIZON ALTERNATIVE MORTGAGE SECURITIES 05-AA2	3/25/2035	2.318%	1,858	1,888	1,632
FIRST HORIZON ALTERNATIVE MORTGAGE SECURITIES 05-AA3	5/25/2035	2.381%	4,045	4,080	3,835
GMAC MORTGAGE CORPORATION LOAN TRUST GMACM_04-AR2	8/19/2034	3.172%	1,025	1,027	991
GMAC MORTGAGE CORPORATION LOAN TRUST GMACM_04-AR2	8/19/2034	3.251%	1,360	1,363	1,343
GSR MORTGAGE LOAN TRUST 05-AR5	10/25/2035	2.755%	4,553	4,246	4,020	c
GSR MORTGAGE LOAN TRUST 05-AR7	11/25/2035	2.734%	2,056	1,941	1,966
GSR MORTGAGE LOAN TRUST 05-AR3	5/25/2035	2.678%	2,757	2,768	2,518
GSR MORTGAGE LOAN TRUST 05-AR1	1/25/2035	2.926%	3,428	3,443	3,392
GS MORTGAGE SECURITIES CORPORATION GSMSC_14-4R	8/26/2035	3.254%	15,423	15,784	15,546
GS MORTGAGE SECURITIES CORPORATION GSMSC_09-1R	11/25/2035	2.736%	1,242	1,189	1,246
GS MORTGAGE SECURITIES CORPORATION GSMSC_09-1R	11/25/2035	2.753%	1,353	1,282	1,357
GREENPOINT MORTGAGE PASS-THROUGH CERTIFICATES 05-AR5	11/25/2045	2.256%	5,265	4,712	3,860	c
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-1	4/19/2034	2.756%	419	422	417
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-4	6/19/2034	1.369%	96	95	91
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-6	8/19/2034	2.927%	405	402	400
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-7	11/19/2034	2.150%	1,248	1,238	1,184
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-10	1/19/2035	2.699%	811	818	795
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_05-8	9/19/2035	1.756%	2,249	1,863	1,617	c

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

HARBORVIEW MORTGAGE LOAN TRUST HVMLT_05-15	10/20/2045	2.256%	6,627	5,976	5,471	c
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_06-14	1/25/2047	0.602%	3,156	1,293	898	c
INDYMAC INDX MORTGAGE LOAN TRUST INDX_05-AR1	3/25/2035	2.511%	14	14	14
INDYMAC INDX MORTGAGE LOAN TRUST INDX_05-AR5	5/25/2035	2.591%	3,535	3,219	3,008	c
JP MORGAN REREMIC JPMRR_09-12	7/26/2037	5.750%	17	17	17
JP MORGAN REREMIC JPMRR_10-5	8/26/2036	2.420%	865	866	865
JP MORGAN REREMIC JPMRR_11-2	3/26/2036	3.000%	2,890	2,867	2,908
JEFFERIES & CO JMAC_09-R12	2/26/2035	2.674%	4,159	4,094	4,192
JEFFERIES & CO JMAC_09-R12	1/26/2035	2.786%	1,827	1,798	1,858
JEFFERIES & CO JMAC_09-R2	12/26/2037	2.739%	7,103	7,140	7,029
JEFFRIES & CO JMAC_09-R3	12/26/2035	2.598%	2,694	2,563	2,695
LUMINENT MORTGAGE TRUST LUM_06-6	10/25/2046	0.662%	1,495	376	859	c
LUMINENT MORTGAGE TRUST LUM_07-1	1/25/2037	0.612%	21	21	4	c
MASTER ADJUSTABLE RATE MORTGAGES TRUST MARM_05-1	2/25/2035	2.688%	1,612	1,631	1,476
MERRILL LYNCH MORTGAGE INVESTORS TRUST MLMI_03-A5	8/25/2033	2.444%	1,632	1,630	1,644
MERRILL LYNCH MORTGAGE INVESTORS TRUST MLCC_04-1	12/25/2034	2.239%	618	619	615
MERRILL LYNCH MORTGAGE INVESTORS INC MLMI_05-A1	12/25/2034	2.723%	1,066	1,068	1,060
MERRILL LYNCH MORTGAGE INVESTORS INC MLMI_05-A2	2/25/2035	2.496%	2,423	2,424	2,392
MILL CITY MORTGAGE LOAN TRUST MCMLT_15-2	9/25/2057	3.000%	15,000	15,072	15,066
MILL CITY MORTGAGE LOAN TRUST MCMLT_15-1	6/25/2056	2.230%	30,762	30,686	30,648
MORGAN STANLEY REREMIC TRUST MSRR_15-R3	4/26/2047	2.358%	13,548	13,741	13,584
MORGAN STANLEY REREMIC TRUST MSRR_15-R4	8/26/2047	2.577%	20,985	21,106	21,090
MORGAN STANLEY MORTGAGE LOAN TRUST 04-10AR	11/25/2034	3.087%	579	586	567
MORGAN STANLEY MORTGAGE LOAN TRUST 04-10AR	11/25/2034	2.561%	1,353	1,376	1,346
MORGAN STANLEY REREMIC TRUST MSRR_10-R2	9/26/2035	2.782%	3,866	3,986	3,868
MORGAN STANLEY REREMIC TRUST MSRR_10-R6	9/26/2036	0.772%	2,763	2,730	2,589
MORGAN STANLEY REREMIC TRUST MSRR_13-R1	11/26/2036	2.176%	6,507	6,580	6,509
MORGAN STANLEY REREMIC TRUST MSRR_13-R3	2/26/2036	2.881%	19,490	19,633	19,532
MORGAN STANLEY REREMIC TRUST MSRR_13-R3	12/26/2036	2.185%	7,489	7,529	7,448
MORGAN STANLEY REREMIC TRUST MSRR_13-R3	11/26/2036	2.176%	4,875	4,856	4,796
MORGAN STANLEY REREMIC TRUST MSRR_13-R3	2/26/2036	2.723%	16,787	16,880	16,758
MORGAN STANLEY REREMIC TRUST MSRR_13-R8	9/26/2036	2.856%	28,002	28,559	28,043
MORGAN STANLEY REREMIC TRUST MSRR_13-R8	9/26/2036	2.848%	10,108	10,220	10,040
MORGAN STANLEY REREMIC TRUST MSRR_13-R8	9/26/2036	2.900%	4,229	4,280	4,196
MORGAN STANLEY REREMIC TRUST MSRR_13-R8	9/26/2036	2.574%	5,917	5,945	5,848
MORGAN STANLEY REREMIC TRUST MSRR_13-R8	9/26/2036	2.737%	10,586	10,735	10,483
MORGAN STANLEY REREMIC TRUST MSRR_13-R8	9/26/2036	2.745%	9,728	9,860	9,593
MORGAN STANLEY REREMIC TRUST MSRR_13-R9	6/26/2046	2.736%	9,314	9,430	9,307
MORGAN STANLEY REREMIC TRUST MSRR_14-R4	8/26/2034	2.680%	29,006	29,514	29,031
MORGAN STANLEY REREMIC TRUST MSRR_14-R4	8/26/2034	2.619%	24,468	24,864	24,782
MORGAN STANLEY REREMIC TRUST MSRR_14-R6	9/26/2035	2.781%	23,653	24,067	24,599
MORGAN STANLEY REREMIC TRUST MSRR_15-R1	11/20/2036	2.526%	13,422	13,451	13,489
MORGAN STANLEY REREMIC TRUST MSRR_15-R7	6/26/2035	2.616%	12,176	12,249	12,179
NATIONSTAR MORTGAGE LOAN TRUST NSMLT_13-A	12/25/2052	3.750%	4,311	4,405	4,378

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_14-3A	11/25/2054	3.750%	8,913	9,138	9,090
NMRR_14-6R	4/26/2037	2.544%	5,877	5,963	5,954
NMRR_14-7R	1/26/2036	2.869%	10,250	10,424	10,450
NOMURA RESECURITIZATION TRUST NMRR_15-4R	3/26/2037	2.467%	15,748	15,781	15,687
RBSSP RESECURITIZATION TRUST 09-8	4/26/2036	2.714%	7,410	7,492	7,488
RBSSP RESECURITIZATION TRUST 09-6	1/26/2036	2.377%	12,063	12,144	12,116
RBSSP RESECURITIZATION TRUST 10-12	12/27/2035	4.000%	3,332	3,385	3,355
RBSSP RESECURITIZATION TRUST 12-5	2/26/2047	0.381%	271	270	271
RBSSP RESECURITIZATION TRUST 12-6	4/26/2035	0.922%	6,825	6,602	6,509
RESIDENTIAL ACCREDIT LOANS INC RALI_07-QO1	2/25/2047	0.612%	1,810	277	446	c
RENAISSANCE HOME EQUITY LOAN TRUST RAMC_05-3	11/25/2035	4.814%	2,015	2,010	2,025
RESIDENTIAL ACCREDIT LOANS INC RALI_05-QA2	2/25/2035	3.151%	3,480	3,041	2,854	c
RESIDENTIAL ACCREDIT LOANS INC RALI_04-QS5	4/25/2034	4.750%	284	283	286
RESIDENTIAL ASSET SECURITIES CORP RASC_04-KS9	10/25/2034	4.620%	1,722	1,261	1,615	c
RESIDENTIAL ASSET SECURITIES C RASC_03-K10	12/25/2033	4.540%	630	636	647
RESIDENTIAL FUNDING MORTGAGE SECURITIES I RFMSI_05-SA2	6/25/2035	2.998%	3,151	3,158	3,006
SASC_03-24A	7/25/2033	2.457%	425	431	416
TOWD POINT MORTGAGE TRUST TPMT_15-5	5/25/2055	3.500%	15,799	16,133	16,004
TOWD POINT MORTGAGE TRUST TPMT_15-3	3/25/2054	3.500%	17,940	18,263	18,137
TOWD POINT MORTGAGE TRUST TPMT_15-3	3/25/2054	3.000%	8,970	9,033	8,951
TOWD POINT MORTGAGE TRUST TPMT_15-6	4/25/2055	3.500%	19,787	20,034	19,912
WAMU MORTGAGE PASS-THROUGH CERTIFICATES 03-AR6	6/25/2033	2.552%	1,850	1,845	1,855
WAMU MORTGAGE PASS-THROUGH CERTIFICATES 05-AR4	4/25/2035	2.446%	8,233	8,204	8,129
WAMU MORTGAGE PASS-THROUGH CERTIFICATES 05-AR10	9/25/2035	2.495%	9,515	9,508	9,118
WAMU MORTGAGE PASS-THROUGH CERTIFICATES 04-AR10	7/25/2044	0.878%	1,011	1,014	934
WAMU MORTGAGE PASS-THROUGH CERTIFICATES 05-AR3	3/25/2035	2.443%	2,736	2,746	2,709
WELLS FARGO MORTGAGE BACKED SECURITIES TRUST _04-O	8/25/2034	2.743%	423	420	424
WELLS FARGO MORTGAGE BACKED SECURITIES TRUST _04-Q	9/25/2034	2.741%	4,597	4,662	4,655
WELLS FARGO MORTGAGE BACKED SECURITIES TRUST _03-M	12/25/2033	2.786%	1,430	1,473	1,443
WELLS FARGO MORTGAGE BACKED SECURITIES TRUST _04-W	11/25/2034	2.754%	7,868	7,888	7,924
WELLS FARGO MORTGAGE BACKED SECURITIES TRUST _04-I	7/25/2034	2.780%	2,801	2,805	2,863
WELLS FARGO MORTGAGE BACKED SECURITIES TRUST _04-CC	1/25/2035	2.823%	1,004	1,006	1,009
WELLS FARGO MORTGAGE BACKED SECURITIES TRUST _05-AR2	3/25/2035	2.644%	737	739	741
WELLS FARGO MORTGAGE BACKED SECURITIES TRUST _05-AR2	3/25/2035	2.642%	1,750	1,737	1,762
WELLS FARGO MORTGAGE BACKED SECURITIES TRUST _04-K	7/25/2034	2.740%	2,856	2,952	2,875
WELLS FARGO MORTGAGE BACKED SECURITIES TRUST _04-DD	1/25/2035	2.807%	2,915	2,912	2,899
WELLS FARGO MORTGAGE BACKED SECURITIES TRUST _05-AR10	6/25/2035	2.738%	13,643	13,952	13,901
WELLS FARGO MORTGAGE BACKED SECURITIES TRUST _05-AR12	6/25/2035	2.738%	3,476	3,297	3,556
TOTAL NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				1,486,924	1,468,752
TOTAL RESIDENTIAL MORTGAGE BACKED SECURITIES				2,543,904	2,523,846

ASSET BACKED SECURITIES
ARL FIRST LLC ARLFR_12-1A	12/15/2042	2.081%	12,980	13,099	12,958
ACCESS GROUP INC ACCSS_06-1	8/25/2023	0.503%	1,919	1,895	1,906

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

APIDOS CDO APID_14-17A	4/17/2026	1.789%	20,000	19,983	19,875
ARES CLO LTD ARES_13-1A	4/15/2025	1.421%	40,000	39,929	39,319
ATRIUM CDO CORP ATRM_10A	7/16/2025	1.437%	25,000	24,978	24,386
CLI FUNDING LLC CLIF_14-1A	6/18/2029	3.290%	12,637	12,656	12,220
CARLYLE GLOBAL MARKET STRATEGIES CGMS_13-1A	2/14/2025	1.662%	20,000	20,000	19,830
CENTRE POINT FUNDING LLC CPF_12-2A	8/20/2021	2.610%	1,010	1,009	1,003
COLLEGE LOAN CORPORATION TRUST COLLE_02-2	3/1/2042	1.816%	10,000	8,584	9,525
CRONOS CONTAINERS PROGRAM LTD CRNN_13-1A	4/18/2028	3.080%	6,527	6,560	6,392
DT AUTO OWNER TRUST DTAOT_15-3A	3/15/2019	1.660%	5,170	5,170	5,156
DIAMOND RESORTS OWNER TRUST DROT_13-2	5/20/2026	2.270%	2,822	2,822	2,827
DRYDEN SENIOR LOAN FUND DRSLF_14-33	7/15/2026	1.801%	30,000	30,000	29,815
DRYDEN SENIOR LOAN FUND DRSLF_13-26A	7/15/2025	1.389%	40,000	40,000	39,232
EXETER AUTOMOBILE RECEIVABLES TRUST EART_15-1A	6/17/2019	1.600%	4,485	4,485	4,474
EXETER AUTOMOBILE RECEIVABLES TRUST 2015-3	11/15/2019	1.540%	3,791	3,790	3,772
GLOBAL SC FINANCE SRL SEACO_14-1A	7/17/2029	3.190%	8,583	8,582	8,432
HERTZ VEHICLE FINANCING LLC HERTZ_15-2A	9/25/2019	2.020%	4,475	4,474	4,433
HILTON GRAND VACATIONS TRUST HGVT_13-A	1/25/2026	2.280%	4,825	4,825	4,834
ING INVESTMENT MANAGEMENT CLO LTD INGIM_13-2A	4/25/2025	1.470%	30,000	30,000	29,486
321 HENDERSON RECEIVABLES LLC HENDR_10-3A	12/15/2048	3.820%	1,565	1,566	1,603
KENTUCKY HIGHER EDUCATION STUDENT LOAN KHESL_13-2	9/1/2028	1.028%	10,632	10,357	10,415
NEW RESIDENTIAL ADVANCE RECEIVABLES TRUST ADVANCE 15-T3	11/15/2046	2.540%	10,000	10,000	9,984
NAVITAS EQUIPMENT RECEIVABLES LLC NVTAS_13-1	11/15/2016	1.950%	626	626	625
NORTHSTAR EDUCATION FINANCE INC NEF_04-2	7/30/2018	0.493%	7,385	7,355	7,301
OAK HILL CREDIT PARTNERS OAKC_13-8A	4/20/2025	1.437%	20,000	20,000	19,600
OCWEN MASTER ADVANCE RECEIVABLES TRUST OMART_15-T2	11/15/2046	2.532%	10,000	10,000	9,999
PENNSYLVANIA HIGHER EDUCATION ASSISTANCE AGENCY 13-1A	11/25/2036	0.721%	4,897	4,788	4,741
RACE POINT CLO LTD RACEP_13-8A	2/20/2025	1.620%	14,000	13,973	13,908
SLM STUDENT LOAN TRUST SLMA_06-3	7/25/2019	0.400%	2,897	2,864	2,870
SLM STUDENT LOAN TRUST SLMA_06-4	10/27/2025	0.420%	7,603	7,592	7,544
SLM PRIVATE CREDIT STUDENT LOAN TRUST 2003-A	9/15/2020	0.952%	1,682	1,574	1,675
SLM PRIVATE CREDIT STUDENT LOAN TRUST SLMA_03-C	9/15/2020	0.902%	874	860	856
SLM PRIVATE CREDIT STUDENT LOAN TRUST SLMA_05-B	3/15/2023	0.692%	4,049	3,866	4,024
SLM STUDENT LOAN TRUST SLMA_11-2	11/25/2027	1.022%	2,188	2,186	2,165
SLM STUDENT LOAN TRUST SLMA_12-B	10/15/2030	3.480%	4,811	4,840	4,886
SLM STUDENT LOAN TRUST SLMA_12-3	12/26/2025	1.072%	11,695	11,783	11,298
SPS SERVICER ADVANCE RECEIVABLES TRUST SPART_15-T3	7/15/2047	2.920%	10,000	9,999	9,991
SVO VOI MORTGAGE CORP SVOVM_12-AA	9/20/2029	2.000%	1,967	1,983	1,952
SCHOLAR FUNDING TRUST SCHOL_12-B	10/28/2025	0.822%	1,745	1,743	1,741
SIERRA RECEIVABLES FUNDING COMPANY SRFC_12-3A	8/20/2029	1.870%	4,186	4,196	4,175
SIERRA RECEIVABLES FUNDING COMPANY SRFC_11-1A	4/20/2026	3.350%	736	736	736
SIERRA RECEIVABLES FUNDING COMPANY SRFC_12-1A	11/20/2028	2.840%	950	950	957
SIERRA RECEIVABLES FUNDING COMPANY SRFC_13-2A	11/20/2025	2.280%	1,801	1,801	1,799
SMALL BUSINESS ADMINISTRATION PARTICIPATION CERTS 02-20J	10/1/2022	4.750%	588	593	616
TAL ADVANTAGE LLC TAL_13-1A	2/22/2038	2.830%	2,705	2,712	2,690

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

U-HAUL S FLEET LLC UHAUL_10-BT1A	10/25/2023	4.899%	5,452	5,452	5,556
WELK RESORTS LLC WLKRG_13-AA	3/15/2029	3.100%	1,459	1,458	1,460
TOTAL ASSET BACKED SECURITIES				428,694	425,042

COMMERCIAL MORTGAGE BACKED SECURITIES
AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES
FANNIE MAE	1/1/2019	6.075%	663	664	681
FANNIE MAE 06-M2 A2A	10/25/2032	5.271%	8,862	9,400	8,966
GINNIE MAE A 10-161 AB	5/16/2035	2.110%	1,470	1,476	1,476
GINNIE MAE 13-13	4/16/2046	1.700%	7,116	6,806	6,769
GINNIE MAE 11-165 A	10/16/2037	2.194%	15,853	15,980	15,777
GINNIE MAE A 13-141 A	6/16/2040	2.023%	15,623	15,626	15,605
GINNIE MAE	6/16/2037	1.350%	4,484	4,430	4,422
GINNIE MAE	6/16/2047	2.000%	7,610	7,637	7,778
GINNIE MAE_14-70	4/16/2042	1.900%	26,173	26,489	26,602
GINNIE MAE A 13-159 A	8/16/2038	1.794%	12,459	12,372	12,442
GINNIE MAE 13-146 AH	8/16/2040	2.000%	6,587	6,597	6,615
GINNIE MAE A	5/16/2038	2.250%	12,540	12,593	12,578
GINNIE MAE_14-48	10/16/2041	1.900%	14,335	14,490	14,586
GINNIE MAE_14-9	9/16/2041	2.500%	7,688	7,872	7,777
GINNIE MAE	6/16/2048	2.361%	7,853	8,068	8,219
GINNIE MAE 14-61	1/16/2044	2.205%	9,003	9,023	9,016
GINNIE MAE A	12/16/2040	1.900%	6,830	6,919	6,968
GINNIE MAE 14-143	3/16/2040	2.500%	4,186	4,279	4,264
GINNIE MAE 14-143	3/16/2040	2.000%	8,372	8,445	8,580
GINNIE MAE	4/16/2041	2.150%	14,848	15,079	15,068
TOTAL AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES				194,245	194,189

NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES
CFCRE COMMERCIAL MORTAGE TRUST 11-C2	12/15/2047	3.061%	22,018	22,081	22,193
COMM MORTGAGE TRUST COMM_13-THL	6/8/2030	1.276%	4,757	4,755	4,729
COLONY MULTIFAMILY MORTGAGE TRUST COLNY_14-1	4/20/2050	2.543%	5,020	5,019	5,000
DBUBS MORTGAGE TRUST DBUBS_11-LC1A	11/10/2046	3.742%	3,607	3,626	3,614
DBUBS MORTGAGE TRUST DBUBS_11-LC2A	7/10/2044	3.527%	2,739	2,753	2,829
GS MORTGAGE SECURITIES CORPORATION II GSMS_10-C2	12/10/2043	3.849%	1,402	1,409	1,441
GS MORTGAGE SECURITIES CORPORATION II GSMS_11-GC5	8/10/2044	2.999%	12,318	12,319	12,371
JP MORGAN CHASE COMMERCIAL MORTGAGE SEC CORP 07-CB19	2/12/2049	5.872%	754	759	765
JP MORGAN CHASE COMMERCIAL MORTGAGE SEC CORP 10-C2	11/15/2043	2.749%	470	470	471
JP MORGAN CHASE COMMERCIAL MORTGAGE SEC CORP 10-CNTR	8/5/2032	3.300%	6,852	6,883	7,023
JP MORGAN CHASE COMMERCIAL MORTGAGE SEC CORP 11-C5	8/15/2046	3.149%	4,009	4,009	4,039
JP MORGAN CHASE COMMERCIAL MORTGAGE SEC CORP 11-PLSD	11/13/2028	3.364%	7,195	7,203	7,286
MORGAN STANLEY REREMIC TRUST MSRR_09-GG10	8/12/2045	5.794%	14,917	15,516	15,324
MORGAN STANLEY CAPITAL I TRUST MSC_11-C3	7/15/2049	3.224%	3,034	3,034	3,060
ORES NPL LLC ORES_14-LV3	3/27/2024	3.000%	14,654	14,649	14,630

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

RIALTO REAL ESTATE FUND LP RIAL_14-LT5	5/15/2024	2.850%	580	580	579
RIALTO REAL ESTATE FUND LP RIAL_15-LT7	12/25/2032	3.000%	7,300	7,296	7,295
UBS-CITIGROUP COMMERCIAL MORTGAGE TRUST UBSC_11-C1	1/10/2045	3.187%	9,000	9,059	9,236
VFC LLC VFCP_14-2	7/20/2030	2.750%	700	700	700
VFC LLC VFCP_15-3	12/20/2031	2.750%	2,599	2,597	2,597
TOTAL NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES				124,717	125,182
TOTAL COMMERCIAL MORTGAGE BACKED SECURITIES				318,962	319,371

CORPORATE DEBT SECURITIES
BANKING
WASHINGTON MUTUAL BANK HENDERSON	6/15/2011	—%	1,500	—	3	c,d
TOTAL BANKING				—	3
BASIC INDUSTRY
EASTMAN CHEMICAL COMPANY	6/1/2017	2.400%	8,425	8,444	8,471
LYONDELLBASELL INDUSTRIES NV	4/15/2019	5.000%	29,615	31,926	31,504
VALE OVERSEAS LTD	1/23/2017	6.250%	10,750	11,137	10,730
TOTAL BASIC INDUSTRY				51,507	50,705
CAPITAL GOODS
BAE SYSTEMS PLC	10/11/2016	3.500%	4,300	4,379	4,362
GENERAL ELECTRIC CO	10/17/2016	3.350%	25,000	25,342	25,482
GENERAL ELECTRIC CO	1/8/2016	1.000%	4,000	4,000	4,000
L-3 COMMUNICATIONS HOLDINGS INC	11/15/2016	3.950%	29,566	30,117	30,011
L-3 COMMUNICATIONS HOLDINGS INC	5/28/2017	1.500%	8,500	8,483	8,395
LOCKHEED MARTIN CORPORATION	5/1/2016	7.650%	22,000	22,479	22,488
NORDSON CORPORATION	7/26/2017	2.270%	15,000	15,000	15,031
STERICYCLE INC	10/15/2017	3.890%	800	827	824
WASTE MANAGEMENT INC	9/1/2016	2.600%	11,954	11,989	12,037
TOTAL CAPITAL GOODS				122,616	122,630
COMMUNICATIONS
A&E TELEVISION NETWORKS LLC	8/22/2019	3.110%	5,000	5,060	4,984
AT&T INC	8/15/2016	2.400%	3,994	4,021	4,020
CROWN CASTLE INTERNATIONAL CORP	12/15/2017	2.381%	9,000	9,024	9,010
DEUTSCHE TELEKOM AG	4/11/2016	3.125%	10,000	10,016	10,056
ORANGE SA	9/14/2016	2.750%	7,500	7,495	7,584
VERIZON COMMUNICATIONS INC	1/1/2022	5.650%	3,604	3,694	3,733
SCRIPPS NETWORKS INTERACTIVE INC	12/15/2016	2.700%	2,016	2,044	2,030
SCRIPPS NETWORKS INTERACTIVE INC	11/15/2019	2.750%	30,752	30,997	30,248
VODAFONE GROUP PLC	2/27/2017	5.625%	5,300	5,561	5,533
TOTAL COMMUNICATIONS				77,912	77,198
CONSUMER CYCLICAL
AUTOLIV INC	4/23/2019	2.840%	5,000	5,000	4,978
BEST BUY CO INC	3/15/2016	3.750%	10,000	9,990	10,036
CVS HEALTH CORP	6/1/2017	5.750%	7,500	7,948	7,941
CABELAS INCORPORATED	8/4/2020	3.230%	8,000	8,000	7,903

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

YUM! BRANDS INC.	4/15/2016	6.250%	15,700	15,905	15,897
TOTAL CONSUMER CYCLICAL				46,843	46,755
CONSUMER NON CYCLICAL
ABBVIE INC	5/14/2018	1.800%	34,500	34,484	34,341
ALLERGAN PLC	3/12/2018	2.350%	10,000	10,028	10,010
ANHEUSER-BUSCH INBEV NV	1/17/2018	1.250%	37,180	36,777	36,832
BECTON DICKINSON AND COMPANY	12/15/2019	2.675%	24,067	24,317	24,198
CLOROX COMPANY	10/15/2017	5.950%	22,560	24,288	24,220
CONAGRA FOODS INC	1/25/2018	1.900%	19,375	19,411	19,268
DIAGEO PLC	5/11/2017	1.500%	31,885	31,958	31,868
EXPRESS SCRIPTS HOLDING CO	5/15/2016	3.125%	7,000	7,021	7,047
GENERAL MILLS INC	10/20/2017	1.400%	30,000	29,997	29,852
INTERNATIONAL FLAVORS & FRAGRANCES INC	7/12/2016	6.140%	4,000	4,094	4,085
KELLOGG COMPANY	5/30/2016	4.450%	7,450	7,550	7,548
KELLOGG COMPANY	11/17/2016	1.875%	5,000	5,036	5,033
MARS INC	10/11/2017	2.190%	35,000	35,000	34,951
THE JM SMUCKER CO	3/15/2018	1.750%	21,803	21,776	21,700
THE JM SMUCKER CO	3/15/2020	2.500%	7,500	7,480	7,447
SODEXO SA	3/4/2019	2.710%	10,000	10,000	10,003
TYSON 2009 FAMILY TRUST	8/15/2019	2.650%	38,879	39,150	38,901
MARS INC	10/21/2016	1.400%	15,960	15,995	15,944
MARS INC	10/20/2017	2.000%	7,746	7,824	7,759
ESSILOR INTERNATIONAL (COMPAGNIE GENERALE DOPTIQUE)	3/15/2017	2.650%	7,500	7,500	7,559
ESSILOR INTERNATIONAL (COMPAGNIE GENERALE DOPTIQUE)	5/4/2017	1.840%	15,000	15,011	14,970
TOTAL CONSUMER NON CYCLICAL				394,697	393,536
ELECTRIC
AMERICAN ELECTRIC POWER COMPANY INC	4/30/2019	2.610%	8,000	8,000	7,552
AMERICAN ELECTRIC POWER COMPANY INC	12/15/2017	1.650%	7,724	7,734	7,667
PINNACLE WEST CAPITAL CORPORATION	8/1/2016	6.250%	1,505	1,549	1,544
CENTERPOINT ENERGY INC	2/1/2017	5.950%	19,910	20,884	20,772
DTE ENERGY COMPANY	6/1/2016	6.350%	1,260	1,282	1,287
DOMINION RESOURCES INC/VA	9/15/2017	1.400%	2,480	2,478	2,455
DOMINION RESOURCES INC/VA	3/15/2017	1.250%	5,485	5,474	5,451
DOMINION RESOURCES INC/VA	6/15/2018	1.900%	13,810	13,809	13,677
DUKE ENERGY CORP	8/15/2017	1.625%	9,365	9,398	9,352
ELECTRIC TRANSMISSION TEXAS LLC	6/28/2018	3.690%	25,000	25,833	25,542
BERKSHIRE HATHAWAY INC	3/15/2016	5.950%	11,000	11,094	11,106
NEXTERA ENERGY INC	6/1/2017	1.586%	5,770	5,769	5,749
NEXTERA ENERGY INC	9/1/2017	2.056%	20,000	20,055	20,019
EVERSOURCE ENERGY	5/1/2018	1.450%	18,830	18,655	18,523
EVERSOURCE ENERGY	1/15/2018	1.600%	8,025	8,021	7,940
XCEL ENERGY INC	8/15/2020	2.200%	14,835	14,806	14,733
TEXAS ENERGY FUTURE HOLDINGS LP	9/30/2017	5.000%	3,795	4,013	3,979
TEXAS ENERGY FUTURE HOLDINGS LP	6/1/2019	2.150%	13,335	13,432	13,120

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

PG&E CORPORATION	3/1/2019	2.400%	30,422	30,680	30,357
PPL CORPORATION	6/1/2018	1.900%	17,801	17,804	17,634
TRANSALTA CORPORATION	6/3/2017	1.900%	27,905	27,948	27,101
DOMINION RESOURCES INC/VA	1/15/2016	5.400%	1,500	1,503	1,502
WEC ENERGY GROUP INC	6/15/2018	1.650%	9,225	9,213	9,145
XCEL ENERGY INC	5/9/2016	0.750%	6,029	6,029	6,024
XCEL ENERGY INC	6/1/2017	1.200%	7,000	6,996	6,964
TOTAL ELECTRIC				292,459	289,195
ENERGY
ANADARKO PETROLEUM CORPORATION	9/15/2016	5.950%	19,681	20,243	20,223
BP PLC	3/11/2016	3.200%	10,710	10,763	10,762
CANADIAN NATURAL RESOURCES LIMITED	8/15/2016	6.000%	3,145	3,243	3,228
CANADIAN NATURAL RESOURCES LIMITED	5/15/2017	5.700%	29,200	30,727	29,824
CHEVRON CORP	11/16/2018	1.790%	25,000	25,000	24,774
COLUMBIA PIPELINE GROUP INC	6/1/2018	2.450%	20,500	20,615	20,043
ENTERPRISE PRODUCTS PARTNERS LP	10/15/2019	2.550%	14,500	14,589	13,901
HESS CORPORATION	6/15/2017	1.300%	1,825	1,817	1,786
BERKSHIRE HATHAWAY INC	4/30/2018	4.893%	8,661	9,125	9,005
MARATHON PETROLEUM CORP	3/1/2016	3.500%	15,328	15,395	15,371
NOBLE CORPORATION PLC	3/1/2016	3.050%	26,651	26,716	26,651
NOBLE CORPORATION PLC	3/15/2017	2.500%	5,000	5,036	4,717
WILLIAMS COMPANIES INC	6/15/2016	7.000%	6,780	6,927	6,959
ENERGY TRANSFER PARTNERS LP	11/1/2017	6.200%	10,000	10,754	10,648
PHILLIPS 66	5/1/2017	2.950%	17,360	17,749	17,596
KINDER MORGAN INC	4/1/2017	5.900%	3,296	3,474	3,352
MSIP - SSCC HOLDINGS LLC	6/1/2016	6.000%	9,449	9,580	9,542
TRANSCANADA CORPORATION	11/9/2017	1.625%	33,500	33,487	33,225
WILLIAMS COMPANIES INC	4/15/2016	6.400%	649	655	657
TOTAL ENERGY				265,895	262,264
NATURAL GAS
CENTERPOINT ENERGY INC	11/1/2017	6.125%	7,787	8,429	8,379
CENTERPOINT ENERGY INC	5/1/2016	6.150%	1,395	1,419	1,416
SEMPRA ENERGY	4/1/2017	2.300%	29,735	30,061	29,908
SEMPRA ENERGY	3/15/2020	2.400%	8,565	8,543	8,394
TOTAL NATURAL GAS				48,452	48,097
REITS
RREEF AMERICA REIT II INC	6/13/2017	5.160%	23,000	24,147	23,837
TOTAL REITS				24,147	23,837
TECHNOLOGY
CISCO SYSTEMS INC	6/15/2018	1.650%	20,000	19,997	20,084
HEWLETT PACKARD ENTERPRISE CO	10/5/2018	2.850%	10,000	10,000	9,994
SAP SE	10/14/2017	2.950%	3,000	3,049	3,038

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

SAP SE	6/1/2016	2.770%	15,000	15,087	15,067
SAP SE	11/15/2017	2.130%	10,000	10,000	9,976
TOTAL TECHNOLOGY				58,133	58,159
TRANSPORTATION
ENTERPRISE HOLDINGS INC	10/15/2017	6.375%	17,998	19,441	19,320
ENTERPRISE HOLDINGS INC	3/15/2017	2.750%	3,694	3,753	3,739
ENTERPRISE HOLDINGS INC	11/1/2018	2.800%	8,395	8,555	8,469
UNION PACIFIC CORPORATION	2/1/2016	7.000%	12,500	12,557	12,558
TOTAL TRANSPORTATION				44,306	44,086
TOTAL CORPORATE DEBT SECURITIES				1,426,967	1,416,465

STRUCTURED SECURITIES
MERRILL LYNCH ELLIOTT & PAIGE	2/23/2010	2.209%	11,000	—	—	c,d
TOTAL STRUCTURED SECURITIES				—	—
TOTAL FIXED MATURITIES				4,768,263	4,734,442

COMMON STOCKS
BUILDING PRODUCTS
CONTECH ENGINEERED SOLUTIONS LLC			13	296	548	d
TOTAL BUILDING PRODUCTS				296	548
CHEMICALS
LYONDELLBASELL INDUSTRIES NV			16	82	1,407
TOTAL CHEMICALS				82	1,407
CONGLOMERATES/DIVERSIFIED MFG
DAYCO LLC			10	115	351	d
TOTAL CONGLOMERATES/DIVERSIFIED MFG				115	351
ELECTRONIC/INFO/DATATECH
EAGLE TOPCO 2013 LTD. (HIBU GROUP)			210	—	—	d
TOTAL ELECTRONIC/INFO/DATATECH				—	—
FINANCE - OTHER
NPF XII INC NPF12_02-2			10,000	—	—	d
TOTAL FINANCE - OTHER				—	—
GAMING
AFFINITY GAMING LLC (HERBST GAMING)			9	87	126	d
TROPICANA CASINOS AND RESORTS INC			4	—	73	d
TOTAL GAMING				87	199
LEISURE
MGM HOLDINGS II INC			37	715	2,868	c,d
TOTAL LEISURE				715	2,868
MEDIA
TRIBUNE MEDIA COMPANY			13	576	434
CENGAGE LEARNING INC			4	128	83
MEDIANEWS GROUP INC			3	41	93	d
TOTAL MEDIA				745	610

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

METALS/MINING
ALERIS HOLDING CO			5	184	155	d
TOTAL METALS/MINING				184	155
PUBLISHING
TRIBUNE PUBLISHING CO			2	1	17
TOTAL PUBLISHING				1	17
TELECOMMUNICATIONS
HAWAIIAN TELCOM HOLDCO INC			3	48	82	c,d
TOTAL TELECOMMUNICATIONS				48	82
TOTAL COMMON STOCKS				2,273	6,237

SYNDICATED LOANS
BASIC INDUSTRY
CELANESE US HOLDINGS LLC	10/31/2018	2.493%	699	699	699
HUNTSMAN CORP	4/19/2019	3.318%	1,584	1,581	1,581
INEOS AG	12/15/2020	3.750%	997	989	989
MINERALS TECHNOLOGIES INC.	5/10/2021	3.768%	91	91	91
PQ HOLDINGS INC	8/7/2017	4.000%	997	993	993
AXALTA COATING SYSTEMS US HOLDINGS INC	2/1/2020	3.750%	951	948	948
NEXEO SOLUTIONS HOLDINGS LLC	9/8/2017	5.000%	952	934	934
AI CHEM & CY SCA	10/3/2019	4.500%	341	340	340
TRONOX LTD	3/19/2020	4.500%	990	984	984
AI CHEM & CY SCA	10/3/2019	4.500%	657	655	655
MACDERMID INCORPORATED	6/7/2020	5.500%	997	991	991
FORTESCUE METALS GROUP LTD	6/30/2019	4.250%	987	983	983
FLINT GROUP SA	9/7/2021	4.500%	90	90	90
FLINT GROUP SA	9/7/2021	4.500%	543	542	542
CHEMOURS COMPANY	5/12/2022	3.750%	100	99	99
UNIVAR INC	7/1/2022	4.250%	1,000	993	993
POLYONE CORPORATION	11/9/2022	3.750%	125	124	124
TOTAL BASIC INDUSTRY				12,036	12,036
BROKERAGE
LPL FINANCIAL HOLDINGS INC	3/29/2019	3.250%	732	726	726
TOTAL BROKERAGE				726	726
CAPITAL GOODS
ACCUDYNE INDUSTRIES BORROWER / ACCUDYNE INDUSTRIES LLC	12/13/2019	4.000%	971	960	960
BERRY PLASTICS CORP	2/8/2020	3.500%	987	975	975
TRANSDIGM INC	2/28/2020	3.750%	880	877	877
COD INTERMEDIATE LLC	3/23/2018	4.000%	726	726	726
CROSBY US ACQUISITION CORP	11/23/2020	4.000%	987	985	985
PACKAGING HOLDINGS LTD	12/1/2018	4.500%	970	969	969
EWT HOLDINGS III CORP	1/15/2021	4.750%	997	997	997
BERRY PLASTICS GROUP INC	1/6/2021	3.750%	2,024	2,001	2,001
WESCO AIRCRAFT HARDWARE CORP	2/28/2021	3.250%	1,637	1,615	1,615

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FORSTMANN LITTLE & CO	5/6/2021	5.250%	990	983	983
HUSKY INJECTION MOLDING SYSTEMS LTD	6/30/2021	4.250%	1,000	988	988
BOE HOLDING CORP	8/14/2020	5.500%	995	994	994
B/E AEROSPACE INC	12/16/2021	4.000%	141	140	140
WASTE INDUSTRIES USA INC.	2/27/2020	4.250%	249	248	248
NORTEK HOLDINGS INC	10/30/2020	3.500%	997	988	988
PROLAMPAC INTERMEDIATE INC	8/18/2022	5.004%	150	149	149
PROLAMPAC INTERMEDIATE INC	8/18/2022	5.750%	200	195	195
TEREX CORPORATION	12/1/2022	4.500%	200	196	196
TOTAL CAPITAL GOODS				14,986	14,986
COMMUNICATIONS
NIELSEN HOLDINGS PLC	4/15/2021	3.287%	747	746	746
SONIFI SOLUTIONS INC	3/28/2018	6.750%	324	283	283
TRIBUNE MEDIA COMPANY	12/27/2020	3.750%	1,274	1,271	1,271
DEX MEDIA INC (DELAWARE)	12/30/2016	11.600%	185	153	153
DEX MEDIA INC (DELAWARE)	12/31/2016	9.750%	276	216	216
CEQUEL CORP	2/14/2019	3.500%	997	995	995
ARRIS GROUP INC	4/17/2020	3.250%	1,000	1,000	1,000
SALEM MEDIA GROUP INC	3/13/2020	4.500%	1,000	996	996
CABLEVISION SYSTEMS CORPORATION	4/17/2020	2.732%	736	728	728
CHARTER COMMUNICATIONS INC	1/3/2021	3.000%	1,300	1,283	1,283
NATIONAL CINEMEDIA INC	11/26/2019	2.990%	1,000	982	982
ENTRAVISION COMMUNICATIONS CORPORATION	5/31/2020	3.500%	997	989	989
SINCLAIR BROADCAST GROUP INC	4/9/2020	3.000%	990	977	977
MEDIA GENERAL INC	7/31/2020	4.000%	984	980	980
SERAFINA SA	6/30/2019	3.750%	1,000	988	988
WINDSTREAM HOLDINGS INC	8/8/2019	3.500%	990	980	980
SOUTHWIRE CO	2/10/2021	3.004%	990	978	978
MEDIACOM COMMUNICATIONS CORPORATION	3/31/2018	2.900%	997	988	988
BROADCASTING MEDIA PARTNERS INC	3/1/2020	4.000%	995	987	987
HIBU PLC (YELL FINANCE)	3/3/2019	5.586%	134	113	113
HIBU PLC (YELL FINANCE)	3/1/2024	—%	549	—	—	d
HIBU PLC (YELL FINANCE)	3/3/2019	—%	14	—	—	d
HUBBARD RADIO LLC	5/27/2022	4.250%	215	214	214
CABLEVISION SYSTEMS CORPORATION	10/10/2022	5.000%	400	394	394
DEUTSCHE TELEKOM AG (T-MOBILE)	11/9/2022	3.500%	1,000	997	997
TOTAL COMMUNICATIONS				18,238	18,238
CONSUMER CYCLICAL
ALLISON TRANSMISSION INC	8/23/2019	3.500%	997	996	996
CREATIVE ARTISTS AGENCY LLC	12/17/2021	5.504%	697	696	696
DOLLAR TREE INC	7/6/2022	3.500%	370	370	370
BH HOTELS HOLDCO LLC	10/26/2020	3.500%	977	973	973
NM MARIPOSA HOLDINGS INC	10/25/2020	4.250%	997	987	987
PENN NATIONAL GAMING INC	10/30/2020	3.250%	987	983	983

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

ARGOS HOLDINGS INC	3/11/2022	4.250%	997	997	997
REGAL ENTERTAINMENT GROUP	4/1/2022	3.750%	990	985	985
MICHAELS COMPANIES INC	1/28/2020	3.750%	997	995	995
PETCO ANIMAL SUPPLIES INC	11/24/2017	4.000%	997	992	992
SABRE HOLDINGS CORPORATION	2/19/2019	4.000%	998	996	996
ZUFFA LLC	2/25/2020	3.750%	997	989	989
SABRE HOLDINGS CORPORATION	9/28/2020	4.000%	1,000	998	998
LAS VEGAS SANDS CORP	12/19/2020	3.250%	550	540	540
FIAT CHRYSLER AUTOMOBILES NV	12/31/2018	3.250%	997	994	994
GATES GLOBAL LLC	7/6/2021	4.250%	997	970	970
SERVICEMASTER GLOBAL HOLDINGS INC	7/1/2021	4.250%	997	993	993
RESTAURANT BRANDS INTERNATIONAL INC	12/10/2021	3.750%	997	996	996
BASS PRO GROUP LLC	6/5/2020	4.000%	149	149	149
KKR & CO LP	7/1/2022	5.000%	1,013	1,010	1,010
SIX FLAGS ENTERTAINMENT CORP	6/30/2022	3.501%	200	199	199
HUDSONS BAY CO	9/30/2022	4.750%	69	69	69
WANDA AMERICA INVESTMENT HOLDING CO LTD	12/15/2022	4.000%	997	996	996
TOTAL CONSUMER CYCLICAL				18,873	18,873
CONSUMER NON CYCLICAL
JARDEN CORP	7/20/2022	2.982%	1,000	998	998
PRESTIGE BRANDS HOLDINGS INC	9/3/2021	3.500%	974	970	970
ARAMARK	7/26/2016	3.926%	22	22	22
ARAMARK	7/26/2016	3.926%	12	12	12
ADVENT INTERNATIONAL CORP	10/1/2019	4.250%	1,000	998	998
PINNACLE FOODS INC	4/29/2020	3.000%	1,000	997	997
HCA HOLDINGS INC	5/1/2018	3.077%	1,160	1,159	1,159
USF HOLDING CORP	3/31/2019	4.500%	1,485	1,479	1,479
JBS SA	9/18/2020	3.750%	990	978	978
JARDEN CORP	9/30/2020	2.982%	207	207	207
ARAMARK	2/24/2021	3.250%	736	733	733
MALLINCKRODT PLC	3/19/2021	3.250%	987	986	986
GRIFOLS SA	2/27/2021	3.232%	987	983	983
CATALENT INC	5/20/2021	4.250%	670	666	666
VARSITY BRANDS INC	12/11/2021	5.000%	124	123	123
VALEANT PHARMACEUTICALS INTERNATIONAL INC	3/16/2022	4.000%	995	989	989
ROYALTY PHARMA INVESTMENTS	11/9/2020	3.500%	373	373	373
ENDO INTERNATIONAL PLC	9/26/2022	3.750%	125	124	124
THL PC TOPCO LP	8/5/2022	4.250%	200	200	200
JAGUAR HOLDING COMPANY I (PHARMACEUTICAL PRODUCT DEV)	8/18/2022	4.250%	998	993	993
TEAM HEALTH HOLDINGS INC	11/30/2022	4.500%	250	246	246
TOTAL CONSUMER NON CYCLICAL				14,236	14,236
ELECTRIC
TEXAS ENERGY FUTURE HOLDINGS LP	6/30/2016	—%	1,883	1,859	1,859	d
WINDSOR FINANCING LLC	12/5/2017	6.250%	949	956	956

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

DYNEGY INC	4/23/2020	4.000%	997	992	992
NEXTERA ENERGY INC (LA FRONTERA)	9/30/2020	4.500%	705	696	696
VIVA ALAMO LLC	2/22/2021	5.250%	272	269	269
CALPINE CORP	10/22/2020	4.000%	990	982	982
ASTORIA PROJECT PARTNERS	12/24/2021	5.000%	240	237	237
TOTAL ELECTRIC				5,991	5,991
ENERGY
RHODE ISLAND STATE ENERGY CENTER	11/23/2022	5.750%	200	197	197
TOTAL ENERGY				197	197
INSURANCE
HOCKEY PARENT HOLDINGS LP	10/2/2020	4.000%	997	985	985
NEW ASURION CORPORATION	8/4/2022	5.000%	299	298	298
TOTAL INSURANCE				1,283	1,283
OTHER INDUSTRY
BELDEN INC	10/3/2020	3.250%	987	987	987
MUELLER WATER PRODUCTS INC	11/24/2021	4.000%	997	997	997
TOTAL OTHER INDUSTRY				1,984	1,984
OTHER UTILITY
LS POWER DEVELOPMENT LLC	11/9/2020	5.000%	950	946	946
TOTAL OTHER UTILITY				946	946
OTHER REIT
DTZ INVESTMENT HOLDINGS LP	11/4/2021	4.252%	1,222	1,213	1,213
TOTAL OTHER REIT				1,213	1,213
TECHNOLOGY
NEW OMAHA HOLDINGS LP	7/8/2022	4.168%	1,000	998	998
SCIENCE APPLICATIONS INTERNATIONAL CORP	5/4/2022	3.750%	1,103	1,101	1,101
DENALI HOLDING INC	10/29/2018	4.000%	786	786	786
MICROSEMI CORPORATION	2/19/2020	3.250%	887	879	879
AVAGO TECHNOLOGIES LTD	5/6/2021	3.750%	856	856	856
TTM TECHNOLOGIES INC	5/31/2021	6.000%	100	97	97
CSRA INC	11/28/2022	3.750%	200	199	199
NXP SEMICONDUCTORS NV	11/30/2020	3.750%	325	323	323
AVAGO TECHNOLOGIES LTD	12/1/2022	4.250%	900	891	891
MICROSEMI CORPORATION	1/17/2023	5.250%	325	315	315
TOTAL TECHNOLOGY				6,445	6,445
TRANSPORTATION
AMERICAN AIRLINES GROUP INC	6/27/2020	3.250%	992	989	989
HERTZ GLOBAL HOLDINGS INC	3/11/2018	3.000%	987	977	977
DELTA AIR LINES INC	10/18/2018	3.250%	990	978	978
TOTAL TRANSPORTATION				2,944	2,944
TOTAL SYNDICATED LOANS BEFORE ALLOWANCE FOR LOAN LOSSES				100,098	100,098
ALLOWANCE FOR LOAN LOSSES				(1,623)	(1,623)
TOTAL SYNDICATED LOANS - NET				98,475	98,475

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

DERIVATIVES
PURCHASED OPTIONS
WELLS FARGO & COMPANY	1/5/2016	—	176	176
BNP PARIBAS SA	1/12/2016	—	156	156
BNP PARIBAS SA	1/19/2016	—	164	164
WELLS FARGO & COMPANY	1/26/2016	—	215	215
WELLS FARGO & COMPANY	2/2/2016	—	168	168
WELLS FARGO & COMPANY	2/9/2016	—	117	117
WELLS FARGO & COMPANY	2/16/2016	—	84	84
WELLS FARGO & COMPANY	2/23/2016	—	79	79
BNP PARIBAS SA	3/1/2016	—	95	95
WELLS FARGO & COMPANY	3/8/2016	—	256	256
WELLS FARGO & COMPANY	3/15/2016	—	199	199
WELLS FARGO & COMPANY	3/22/2016	—	149	149
WELLS FARGO & COMPANY	3/29/2016	—	225	225
BNP PARIBAS SA	4/5/2016	—	212	212
WELLS FARGO & COMPANY	4/12/2016	—	178	178
WELLS FARGO & COMPANY	4/19/2016	—	176	176
BNP PARIBAS SA	4/26/2016	—	154	154
BNP PARIBAS SA	5/3/2016	—	227	227
WELLS FARGO & COMPANY	5/10/2016	—	199	199
WELLS FARGO & COMPANY	5/17/2016	—	168	168
BNP PARIBAS SA	5/24/2016	—	210	210
BNP PARIBAS SA	5/31/2016	—	205	205
BNP PARIBAS SA	6/7/2016	—	266	266
BNP PARIBAS SA	6/14/2016	—	281	281
BNP PARIBAS SA	6/21/2016	—	240	240
BNP PARIBAS SA	6/28/2016	—	371	371
WELLS FARGO & COMPANY	7/5/2016	—	290	290
BNP PARIBAS SA	7/12/2016	—	232	232
WELLS FARGO & COMPANY	7/19/2016	—	208	208
WELLS FARGO & COMPANY	7/26/2016	—	268	268
WELLS FARGO & COMPANY	8/2/2016	—	280	280
BNP PARIBAS SA	8/9/2016	—	289	289
BNP PARIBAS SA	8/16/2016	—	314	314
WELLS FARGO & COMPANY	8/23/2016	—	1,047	1,047
WELLS FARGO & COMPANY	8/22/2017	—	112	112
WELLS FARGO & COMPANY	8/21/2018	—	164	164
BNP PARIBAS SA	8/30/2016	—	950	950
BNP PARIBAS SA	8/29/2017	—	79	79
BNP PARIBAS SA	8/28/2018	—	95	95
BNP PARIBAS SA	9/6/2016	—	704	704
WELLS FARGO & COMPANY	9/13/2016	—	642	642
WELLS FARGO & COMPANY	9/20/2016	—	799	799

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP PARIBAS SA	9/27/2016	—	978	978
WELLS FARGO & COMPANY	10/4/2016	—	649	649
BNP PARIBAS SA	10/11/2016	—	602	602
WELLS FARGO & COMPANY	10/18/2016	—	511	511
BNP PARIBAS SA	10/25/2016	—	402	402
BNP PARIBAS SA	10/23/2018	—	67	67
BNP PARIBAS SA	11/1/2016	—	353	353
WELLS FARGO & COMPANY	11/8/2016	—	369	369
WELLS FARGO & COMPANY	11/15/2016	—	435	435
WELLS FARGO & COMPANY	11/22/2016	—	374	374
WELLS FARGO & COMPANY	11/29/2016	—	315	315
BNP PARIBAS SA	12/6/2016	—	386	386
WELLS FARGO & COMPANY	12/13/2016	—	541	541
WELLS FARGO & COMPANY	12/11/2018	—	97	97
BNP PARIBAS SA	12/20/2016	—	531	531
WELLS FARGO & COMPANY	12/27/2016	—	449	449
TOTAL PURCHASED OPTIONS			18,502	18,502
WRITTEN OPTIONS
WELLS FARGO & COMPANY	1/5/2016	—	(95)	(95)
WELLS FARGO & COMPANY	1/5/2016	—	—	—
BNP PARIBAS SA	1/12/2016	—	(88)	(88)
BNP PARIBAS SA	1/12/2016	—	—	—
BNP PARIBAS SA	1/19/2016	—	(102)	(102)
BNP PARIBAS SA	1/19/2016	—	(1)	(1)
WELLS FARGO & COMPANY	1/26/2016	—	(139)	(139)
WELLS FARGO & COMPANY	1/26/2016	—	(1)	(1)
WELLS FARGO & COMPANY	2/2/2016	—	(106)	(106)
WELLS FARGO & COMPANY	2/2/2016	—	(1)	(1)
WELLS FARGO & COMPANY	2/9/2016	—	(72)	(72)
WELLS FARGO & COMPANY	2/9/2016	—	—	—
WELLS FARGO & COMPANY	2/16/2016	—	(51)	(51)
WELLS FARGO & COMPANY	2/16/2016	—	—	—
WELLS FARGO & COMPANY	2/23/2016	—	(47)	(47)
WELLS FARGO & COMPANY	2/23/2016	—	—	—
BNP PARIBAS SA	3/1/2016	—	(59)	(59)
BNP PARIBAS SA	3/1/2016	—	—	—
WELLS FARGO & COMPANY	3/8/2016	—	(188)	(188)
WELLS FARGO & COMPANY	3/8/2016	—	(2)	(2)
WELLS FARGO & COMPANY	3/15/2016	—	(138)	(138)
WELLS FARGO & COMPANY	3/15/2016	—	(2)	(2)
WELLS FARGO & COMPANY	3/22/2016	—	(101)	(101)
WELLS FARGO & COMPANY	3/22/2016	—	(2)	(2)
WELLS FARGO & COMPANY	3/29/2016	—	(165)	(165)
WELLS FARGO & COMPANY	3/29/2016	—	(2)	(2)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP PARIBAS SA	4/5/2016	—	(155)	(155)
BNP PARIBAS SA	4/5/2016	—	(1)	(1)
WELLS FARGO & COMPANY	4/12/2016	—	(127)	(127)
WELLS FARGO & COMPANY	4/12/2016	—	(1)	(1)
WELLS FARGO & COMPANY	4/19/2016	—	(127)	(127)
WELLS FARGO & COMPANY	4/19/2016	—	(1)	(1)
BNP PARIBAS SA	4/26/2016	—	(108)	(108)
BNP PARIBAS SA	4/26/2016	—	(1)	(1)
BNP PARIBAS SA	5/3/2016	—	(159)	(159)
BNP PARIBAS SA	5/3/2016	—	(1)	(1)
WELLS FARGO & COMPANY	5/10/2016	—	(138)	(138)
WELLS FARGO & COMPANY	5/10/2016	—	(1)	(1)
WELLS FARGO & COMPANY	5/17/2016	—	(114)	(114)
WELLS FARGO & COMPANY	5/17/2016	—	(1)	(1)
BNP PARIBAS SA	5/24/2016	—	(149)	(149)
BNP PARIBAS SA	5/24/2016	—	(1)	(1)
BNP PARIBAS SA	5/31/2016	—	(146)	(146)
BNP PARIBAS SA	5/31/2016	—	(1)	(1)
BNP PARIBAS SA	6/7/2016	—	(200)	(200)
BNP PARIBAS SA	6/7/2016	—	(2)	(2)
BNP PARIBAS SA	6/14/2016	—	(208)	(208)
BNP PARIBAS SA	6/14/2016	—	(2)	(2)
BNP PARIBAS SA	6/21/2016	—	(171)	(171)
BNP PARIBAS SA	6/21/2016	—	(1)	(1)
BNP PARIBAS SA	6/28/2016	—	(288)	(288)
BNP PARIBAS SA	6/28/2016	—	(3)	(3)
WELLS FARGO & COMPANY	7/5/2016	—	(221)	(221)
WELLS FARGO & COMPANY	7/5/2016	—	(3)	(3)
BNP PARIBAS SA	7/12/2016	—	(170)	(170)
BNP PARIBAS SA	7/12/2016	—	(2)	(2)
WELLS FARGO & COMPANY	7/19/2016	—	(151)	(151)
WELLS FARGO & COMPANY	7/19/2016	—	(2)	(2)
WELLS FARGO & COMPANY	7/26/2016	—	(204)	(204)
WELLS FARGO & COMPANY	7/26/2016	—	(2)	(2)
WELLS FARGO & COMPANY	8/2/2016	—	(214)	(214)
WELLS FARGO & COMPANY	8/2/2016	—	(2)	(2)
BNP PARIBAS SA	8/9/2016	—	(223)	(223)
BNP PARIBAS SA	8/9/2016	—	(3)	(3)
BNP PARIBAS SA	8/16/2016	—	(250)	(250)
BNP PARIBAS SA	8/16/2016	—	(3)	(3)
WELLS FARGO & COMPANY	8/23/2016	—	(928)	(928)
WELLS FARGO & COMPANY	8/23/2016	—	(15)	(15)
WELLS FARGO & COMPANY	8/22/2017	—	(95)	(95)
WELLS FARGO & COMPANY	8/21/2018	—	(124)	(124)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP PARIBAS SA	8/30/2016	—	(830)	(830)
BNP PARIBAS SA	8/30/2016	—	(12)	(12)
BNP PARIBAS SA	8/29/2017	—	(66)	(66)
BNP PARIBAS SA	8/28/2018	—	(70)	(70)
BNP PARIBAS SA	9/6/2016	—	(600)	(600)
BNP PARIBAS SA	9/6/2016	—	(9)	(9)
WELLS FARGO & COMPANY	9/13/2016	—	(545)	(545)
WELLS FARGO & COMPANY	9/13/2016	—	(9)	(9)
WELLS FARGO & COMPANY	9/20/2016	—	(676)	(676)
WELLS FARGO & COMPANY	9/20/2016	—	(21)	(21)
BNP PARIBAS SA	9/27/2016	—	(864)	(864)
BNP PARIBAS SA	9/27/2016	—	(14)	(14)
WELLS FARGO & COMPANY	10/4/2016	—	(554)	(554)
WELLS FARGO & COMPANY	10/4/2016	—	(9)	(9)
BNP PARIBAS SA	10/11/2016	—	(509)	(509)
BNP PARIBAS SA	10/11/2016	—	(8)	(8)
WELLS FARGO & COMPANY	10/18/2016	—	(429)	(429)
WELLS FARGO & COMPANY	10/18/2016	—	(7)	(7)
BNP PARIBAS SA	10/25/2016	—	(331)	(331)
BNP PARIBAS SA	10/25/2016	—	(5)	(5)
BNP PARIBAS SA	10/23/2018	—	(46)	(46)
BNP PARIBAS SA	11/1/2016	—	(284)	(284)
BNP PARIBAS SA	11/1/2016	—	(4)	(4)
WELLS FARGO & COMPANY	11/8/2016	—	(302)	(302)
WELLS FARGO & COMPANY	11/8/2016	—	(5)	(5)
WELLS FARGO & COMPANY	11/15/2016	—	(365)	(365)
WELLS FARGO & COMPANY	11/15/2016	—	(7)	(7)
WELLS FARGO & COMPANY	11/22/2016	—	(309)	(309)
WELLS FARGO & COMPANY	11/22/2016	—	(5)	(5)
WELLS FARGO & COMPANY	11/29/2016	—	(257)	(257)
WELLS FARGO & COMPANY	11/29/2016	—	(5)	(5)
BNP PARIBAS SA	12/6/2016	—	(322)	(322)
BNP PARIBAS SA	12/6/2016	—	(6)	(6)
WELLS FARGO & COMPANY	12/13/2016	—	(459)	(459)
WELLS FARGO & COMPANY	12/13/2016	—	(7)	(7)
WELLS FARGO & COMPANY	12/11/2018	—	(51)	(51)
WELLS FARGO & COMPANY	12/11/2018	—	(5)	(5)
BNP PARIBAS SA	12/20/2016	—	(450)	(450)
BNP PARIBAS SA	12/20/2016	—	(8)	(8)
WELLS FARGO & COMPANY	12/27/2016	—	(376)	(376)
WELLS FARGO & COMPANY	12/27/2016	—	(6)	(6)
TOTAL WRITTEN OPTIONS			(14,928)	(14,928)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FUTURES
S&P 500 EMINI FUT MARCH 2016	3/31/2016	—	(4)	(4)
TOTAL FUTURES			(4)	(4)
NONPERFORMANCE RISK ADJUSTMENTS
NONPERFORMANCE RISK ADJUSTMENT		—	(9)	(9)
TOTAL NONPERFORMANCE RISK ADJUSTMENT			(9)	(9)
TOTAL DERIVATIVES - NET			3,561	3,561
TOTAL INVESTMENTS IN CASH EQUIVALENTS, FIXED MATURITIES, COMMON STOCK, SYNDICATED LOANS AND DERIVATIVES			$5,007,109	$4,977,252
NOTES
a) Cash equivalents are carried at amortized cost which approximates fair value. Fixed maturities and common stocks are carried at fair value. In the absence of quoted market prices, fair values are obtained from third party pricing services, non- binding broker quotes or other model-based valuation techniques. Syndicated loans are carried at amortized cost, less allowance for loan losses. Derivatives are carried at fair value. Options are traded in over-the-counter markets and valued using pricing models with market observable inputs. Futures are exchange-traded and valued using quoted prices in active markets. See notes to the financial statements regarding valuations.
b) For Federal income tax purposes, the cost of investments is $5.0 billion.
c) Securities written down due to other-than-temporary impairment related to credit losses.
d) Non-Income producing securities.

Ameriprise Certificate Company
Schedule I — Investments of Securities in Unaffiliated Issuers
As of December 31, 2014
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

Ameriprise Certificate Company
Schedule I — Investments of Securities in Unaffiliated Issuers (continued)
As of December 31, 2014
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

Ameriprise Certificate Company
Schedule I — Investments of Securities in Unaffiliated Issuers (continued)
As of December 31, 2014
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

Ameriprise Certificate Company
Schedule I — Investments of Securities in Unaffiliated Issuers (continued)
As of December 31, 2014
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

Ameriprise Certificate Company
Schedule I — Investments of Securities in Unaffiliated Issuers (continued)
As of December 31, 2014
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

Ameriprise Certificate Company
Schedule I — Investments of Securities in Unaffiliated Issuers (continued)
As of December 31, 2014
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

Ameriprise Certificate Company
Schedule I — Investments of Securities in Unaffiliated Issuers (continued)
As of December 31, 2014
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

Ameriprise Certificate Company
Schedule I — Investments of Securities in Unaffiliated Issuers (continued)
As of December 31, 2014
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

Ameriprise Certificate Company
Schedule I — Investments of Securities in Unaffiliated Issuers (continued)
As of December 31, 2014
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

Ameriprise Certificate Company
Schedule I — Investments of Securities in Unaffiliated Issuers (continued)
As of December 31, 2014
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

Ameriprise Certificate Company
Schedule I — Investments of Securities in Unaffiliated Issuers (continued)
As of December 31, 2014
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

Ameriprise Certificate Company
Schedule I — Investments of Securities in Unaffiliated Issuers (continued)
As of December 31, 2014
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

JP MORGAN CHASE COMMERCIAL MTG	11/15/2043	2.749%	5,972	5,985	6,041
JP MORGAN CHASE COMMERCIAL MTG	8/5/2032	3.300%	8,080	8,124	8,357
JP MORGAN CHASE COMMERCIAL MTG	8/15/2046	3.149%	4,425	4,432	4,549
JP MORGAN CHASE COMMERCIAL MTG	11/13/2044	3.364%	7,195	7,214	7,457
MORGAN STANLEY CAPITAL I MSCI_	9/15/2047	2.602%	2,971	2,974	2,989
MSC_11-C3	7/15/2049	3.224%	3,681	3,687	3,798
ORES NPL LLC ORES_14-V3	3/27/2024	3.000%	18,329	18,330	18,327
RIALTO REAL ESTATE FUND LP	5/15/2024	2.850%	1,155	1,155	1,155
UBSC_11-C1	1/10/2045	3.187%	9,000	9,079	9,366
TOTAL NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES:				167,153	169,474
TOTAL COMMERCIAL MORTGAGE BACKED SECURITIES				397,659	401,480
CORPORATE DEBT SECURITIES
BANKING
WASHINGTON MUTUAL BANK/HENDERSON	6/15/2011	—%	1,500	—	3	c,d
TOTAL BANKING				—	3
BASIC INDUSTRY
DOW CHEMICAL COMPANY	2/15/2016	2.500%	8,385	8,544	8,530
EASTMAN CHEMICAL COMPANY	6/1/2017	2.400%	8,425	8,457	8,557
LYONDELLBASELL INDUSTRIES NV	4/15/2019	5.000%	2,000	2,189	2,182
VALE OVERSEAS LTD	1/23/2017	6.250%	10,750	11,491	11,466
TOTAL BASIC INDUSTRY				30,681	30,735
CAPITAL GOODS
BAE SYSTEMS	10/11/2016	3.500%	4,300	4,479	4,467
L-3 COMMUNICATIONS CORP	11/15/2016	3.950%	29,566	30,738	30,849
L-3 COMMUNICATIONS CORP	5/28/2017	1.500%	7,500	7,496	7,426
LOCKHEED MARTIN CORPORATION	5/1/2016	7.650%	22,000	23,905	23,958
NORDSON CORP	7/26/2017	2.270%	15,000	15,000	14,993
STERICYCLE INC	10/15/2017	3.890%	800	842	837
WASTE MANAGEMENT INC	3/11/2015	6.375%	1,040	1,049	1,051
WASTE MANAGEMENT INC	9/1/2016	2.600%	11,954	12,040	12,229
TOTAL CAPITAL GOODS				95,549	95,810
COMMUNICATIONS
A&E TELEVISION NETWORKS LLC	8/22/2019	3.110%	5,000	5,075	5,032
BSKYB FINANCE UK PLC	10/15/2015	5.625%	11,960	12,321	12,411
DEUTSCHE TELEKOM INTERNATIONAL	4/11/2016	3.125%	10,000	10,071	10,249
ORANGE SA	9/14/2016	2.750%	7,500	7,487	7,664
QWEST CORP	6/15/2015	7.625%	510	510	524
SCRIPPS NETWORKS INTERACTIVE	12/15/2016	2.700%	2,016	2,073	2,071
SCRIPPS NETWORKS INTERACTIVE	11/15/2019	2.750%	6,054	6,062	6,079
TCM SUB LLC	1/15/2015	3.550%	32,561	32,570	32,584
TELEFONICA EMISIONES	4/27/2015	3.729%	4,500	4,500	4,540
TOTAL COMMUNICATIONS				80,669	81,154

Ameriprise Certificate Company
Schedule I — Investments of Securities in Unaffiliated Issuers (continued)
As of December 31, 2014
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

Ameriprise Certificate Company
Schedule I — Investments of Securities in Unaffiliated Issuers (continued)
As of December 31, 2014
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

Ameriprise Certificate Company
Schedule I — Investments of Securities in Unaffiliated Issuers (continued)
As of December 31, 2014
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

TECHNOLOGY
HEWLETT-PACKARD CO	9/15/2016	3.000%	30,000	30,389	30,803
SAP IRELAND US FINANCIAL SERVICES	10/14/2017	2.950%	3,000	3,075	3,062
SAP IRELAND US FINANCIAL SERVICES	6/1/2016	2.770%	15,000	15,295	15,262
SAP IRELAND US FINANCIAL SERVICES	11/15/2017	2.130%	10,000	10,000	9,981
TOTAL TECHNOLOGY				58,759	59,108
TRANSPORTATION
CSX CORPORATION	4/1/2015	6.250%	367	371	372
UNION PACIFIC CORPORATION	2/1/2016	7.000%	12,500	13,247	13,306
TOTAL TRANSPORTATION				13,618	13,678
TOTAL - CORPORATE DEBT SECURITIES				1,108,780	1,109,244
STRUCTURED SECURITIES
MERRILL LYNCH ELLIOTT & PAIGE	2/23/2010	2.209%	11,000	—	—	c,d
TOTAL STRUCTURED SECURITIES				—	—
TOTAL - FIXED MATURITIES				4,222,747	4,212,187

COMMON STOCKS
BUILDING PRODCUTS
CONTECH ENGINEERED SOLUTIONS			13	296	515	d
TOTAL BUILDING PRODUCTS				296	515
CHEMICALS
LYONDELLBASELL INDUSTRIES NV			16	82	1,285
TOTAL CHEMICALS				82	1,285
CONGLOMERATES/DIVERSIFIED MFG
DAYCO LLC			10	115	353
TOTAL CONGLOMERATES/DIVERSIFIED MFG				115	353
ELECTRONIC/INFO/DATATECH
EAGLE TOPCO 2013 LTD			210	—	—	d
TOTAL ELECTRONIC/INFO/DATATECH				—	—
FINANCE - OTHER
NPF XII INC -ABS			10,000	—	—	d
TOTAL FINANCE - OTHER				—	—
GAMING
HERBST GAMING INC			9	87	87	d
TROPICANA ENTERTAINMENT LLC			4	—	73	d
TOTAL GAMING				87	160
MEDIA
CENGAGE LEARNING INC			4	128	85	d
CUMULUS MED INC			23	69	97	d
DEX ONE CORP			—	—	—
MEDIANEWS GRP INC			3	41	110	d
MGM HOLDINGS II INC			37	714	2,777	c,d
TRIBUNE MEDIA COMPANY			13	576	767	d
TOTAL MEDIA				1,528	3,836

Ameriprise Certificate Company
Schedule I — Investments of Securities in Unaffiliated Issuers (continued)
As of December 31, 2014
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

METALS/MINING
ALERIS INTERNATIONAL INC			5	184	209	d
TOTAL METALS/MINING				184	209
PUBLISHING
TRIBUNE PUBLISHING CO			3	1	73
TOTAL PUBLISHING				1	73
TELECOMMUNICATIONS
HAWAIIAN TELCOM HOLDCO INC			3	50	92	c,d
TOTAL TELECOMMUNICATIONS				50	92
TOTAL - COMMON STOCKS				2,343	6,523
SYNDICATED LOANS
BASIC INDUSTRY
CELANESE US HOLDINGS LLC	10/31/2018	2.485%	707	706	706
FMG RESOURCES -AUGUST 2006- PT	6/30/2019	3.750%	997	992	992
HUNTSMAN INTERNATIONAL LLC	4/19/2017	0.027%	1,168	1,165	1,165
HUNTSMAN INTERNATIONAL LLC	4/19/2017	0.029%	433	430	430
TRONOX PIGMENTS -NETHERLANDS	3/19/2020	4.000%	1,000	993	993
UNIVAR INC	6/30/2017	5.000%	499	480	480
TOTAL BASIC INDUSTRY				4,766	4,766
BROKERAGE
LPL HOLDINGS	3/29/2019	3.250%	740	732	732
TOTAL BROKERAGE				732	732
CAPITAL GOODS
ACCUDYNE INDUSTRIES BORROWER	12/13/2019	4.000%	984	969	969
B/E AEROSPACE INC	12/16/2021	4.000%	150	149	149
BERRY PLASTICS CORP	2/8/2020	3.500%	997	982	982
BERRY PLASTICS GROUP INC	1/6/2021	3.750%	2,024	1,997	1,997
CROSBY US ACQUISITION CORP	11/23/2020	3.750%	997	995	995
IMG WORLDWIDE INC	5/6/2021	5.250%	1,000	991	991
REYNOLDS GROUP HOLDINGS INC	12/1/2018	4.000%	997	997	997
SPIRIT AROSYSTMS	9/15/2020	3.250%	997	991	991
TRANSDIGM INC	2/28/2020	3.750%	997	993	993
WCA WASTE	3/23/2018	4.000%	734	734	734
WESCO AIRCRAFT	2/28/2021	3.250%	995	983	983
TOTAL CAPITAL GOODS				10,781	10,781
COMMUNICATIONS
CHARTER COMMUN HLDGS LLC	1/3/2021	3.000%	1,314	1,293	1,293
CSC HLDGS LLC	4/17/2020	2.656%	871	859	859
DEX ONE CORP	12/31/2016	9.750%	290	183	183
INTELSAT HOLDINGS SA	6/30/2019	3.750%	1,000	984	984
ION MEDIA NETWORKS INC	12/18/2020	4.750%	350	348	348
MEDIACOM LLC	1/31/2015	1.640%	401	401	401
NATIONAL CNEMDIA	11/26/2019	2.984%	1,000	977	977
NIELSEN FINANCE LLC	4/15/2021	3.158%	755	754	754

Ameriprise Certificate Company
Schedule I — Investments of Securities in Unaffiliated Issuers (continued)
As of December 31, 2014
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

SINCLAIR TELEVISION GROUP INC	4/9/2020	3.000%	1,000	984	984
SONIFI SOLUTIONS INC	3/28/2018	6.750%	309	260	260
SOUTHWIRE CO	2/10/2021	3.250%	1,000	985	985
SUPERMEDIA INC	12/30/2016	11.600%	202	141	141
TRIBUNE MEDIA COMPANY	12/27/2020	4.000%	1,867	1,862	1,862
WINDSTREAM CORP	8/8/2019	3.500%	1,000	987	987
YELL FINANCE LTD	3/1/2019	5.247%	234	188	188
YELL FINANCE LTD	3/1/2024	1.234%	543	—	—	d
YELL FINANCE LTD	3/1/2019	0.000%	22	—	—
TOTAL COMMUNICATIONS				11,206	11,206
CONSUMER CYCLICAL
CREATIVE ARTISTS AGENCY LLC	12/17/2021	5.500%	150	149	149
LAS VEGAS SANDS LLC	12/19/2020	3.250%	556	544	544
PENN NTL GAMING INC	10/30/2020	3.250%	997	992	992
REGAL CINEMAS CORP	8/23/2017	2.680%	997	992	992
SABRE INC	2/19/2019	4.000%	278	278	278
TOTAL CONSUMER CYCLICAL				2,955	2,955
CONSUMER NON-CYCLICAL
ARAMARK SERVICES INC	7/26/2016	3.666%	49	49	49
ARAMARK SERVICES INC	7/26/2016	3.666%	27	27	27
ARAMARK SERVICES INC	2/24/2021	3.250%	743	740	740
BIOMET INC	7/25/2017	3.670%	1,763	1,751	1,751
CATALENT PHARMA SOLUTIONS	5/20/2021	4.250%	677	672	672
ENDO LUXEMBOURG FINANCE	3/1/2021	3.250%	997	993	993
GRIFOLS WOLRDWIDE OPERATIONS U	2/27/2021	3.156%	997	992	992
HCA-THE HEALTHCARE	5/1/2018	2.983%	1,172	1,170	1,170
HJ HEINZ CO	6/5/2020	3.500%	866	857	857
JARDEN CORP	9/30/2020	2.906%	209	209	209
JBS USA LLC	9/18/2020	3.750%	1,000	985	985
MALLINCKRODT INTERNATIONAL	3/19/2021	3.500%	997	996	996
PARTY CITY HOLDINGS INC	7/27/2019	4.000%	997	989	989
RPI FINANCE TRUST	11/9/2016	2.733%	997	997	997
US FOODS INC	3/31/2019	4.500%	1,500	1,493	1,493
VARSITY BRANDS INC.	12/10/2021	6.000%	125	124	124
TOTAL CONSUMER NON-CYCLICAL				13,044	13,044
ELECTRIC
CALPINE CORP	10/22/2020	4.000%	1,000	991	991
ENERGY FUTURE HOLDINGS CORP	4/25/2015	0.000%	1,883	1,868	1,868
EQUIPOWER RESOURCES HOLDINGS	12/21/2018	5.500%	2,000	1,998	1,998
STAR WEST GENERATION LLC	3/13/2020	4.250%	1,000	997	997
VIVA ALAMO LLC	2/22/2021	5.250%	274	272	272
TOTAL ELECTRIC				6,126	6,126

Ameriprise Certificate Company
Schedule I — Investments of Securities in Unaffiliated Issuers (continued)
As of December 31, 2014
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

OTHER INDUSTRY
BELDEN INC	9/27/2020	3.250%	997	997	997
TOTAL OTHER INDUSTRY				997	997
OTHER UTILITY
SANDY CREEK	11/9/2020	5.000%	1,000	996	996
TOTAL UTILITY				996	996
TECHNOLOGY
AVAGO TECHNOLOGIES LTD	5/6/2021	3.750%	995	995	995
DELL INC	10/29/2018	3.750%	973	973	973
FREESCALE SEMICONDUCTOR INC	2/28/2020	4.250%	1,477	1,452	1,452
MICROSEMI CORP	2/19/2020	3.250%	1,000	990	990
TOTAL TECHNOLOGY				4,410	4,410
TRANSPORTATION
AMERICAN AIRLINES	6/27/2019	3.750%	997	993	993
DELTA AIR LINES INC	10/18/2018	3.250%	1,000	984	984
HERTZ CORPORATION	3/11/2018	3.500%	997	983	983
TOTAL TRANSPORTATION				2,960	2,960
TOTAL - SYNDICATED LOANS BEFORE ALLOWANCE FOR LOAN LOSSES				58,973	58,973
ALLOWANCE FOR LOAN LOSSES				(1,123)	(1,123)
TOTAL SYNDICATED LOANS, NET				57,850	57,850
DERIVATIVES
PURCHASED OPTIONS
BNP PARIBAS SA	2/10/2015		—	1,300	1,300
BNP PARIBAS SA	2/17/2015		—	1,146	1,146
BNP PARIBAS SA	2/24/2015		—	1,199	1,199
BNP PARIBAS SA	3/10/2015		—	1,002	1,002
BNP PARIBAS SA	3/17/2015		—	1,092	1,092
BNP PARIBAS SA	3/24/2015		—	1,193	1,193
BNP PARIBAS SA	4/21/2015		—	1,042	1,042
BNP PARIBAS SA	4/28/2015		—	1,081	1,081
BNP PARIBAS SA	8/18/2015		—	800	800
BNP PARIBAS SA	9/8/2015		—	741	741
BNP PARIBAS SA	9/22/2015		—	680	680
BNP PARIBAS SA	10/6/2015		—	821	821
BNP PARIBAS SA	10/13/2015		—	1,055	1,055
BNP PARIBAS SA	10/27/2015		—	671	671
BNP PARIBAS SA	11/17/2015		—	491	491
BNP PARIBAS SA	11/24/2015		—	417	417
BNP PARIBAS SA	12/15/2015		—	775	775
BNP PARIBAS SA	12/22/2015		—	512	512
S & P 500 PLOT	2/3/2015		—	1,635	1,635
WELLS FARGO BANK NA	1/6/2015		—	1,057	1,057
WELLS FARGO BANK NA	1/13/2015		—	1,247	1,247
WELLS FARGO BANK NA	1/20/2015		—	1,221	1,221

Ameriprise Certificate Company
Schedule I — Investments of Securities in Unaffiliated Issuers (continued)
As of December 31, 2014
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

Ameriprise Certificate Company
Schedule I — Investments of Securities in Unaffiliated Issuers (continued)
As of December 31, 2014
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP PARIBAS SA	4/21/2015	—	(901)	(901)
BNP PARIBAS SA	4/21/2015	—	(12)	(12)
BNP PARIBAS SA	4/28/2015	—	(937)	(937)
BNP PARIBAS SA	4/28/2015	—	(12)	(12)
BNP PARIBAS SA	8/18/2015	—	(680)	(680)
BNP PARIBAS SA	8/18/2015	—	(8)	(8)
BNP PARIBAS SA	9/8/2015	—	(630)	(630)
BNP PARIBAS SA	9/8/2015	—	(8)	(8)
BNP PARIBAS SA	9/22/2015	—	(580)	(580)
BNP PARIBAS SA	9/22/2015	—	(9)	(9)
BNP PARIBAS SA	10/6/2015	—	(715)	(715)
BNP PARIBAS SA	10/6/2015	—	(12)	(12)
BNP PARIBAS SA	10/13/2015	—	(939)	(939)
BNP PARIBAS SA	10/13/2015	—	(16)	(16)
BNP PARIBAS SA	10/27/2015	—	(574)	(574)
BNP PARIBAS SA	10/27/2015	—	(9)	(9)
BNP PARIBAS SA	11/17/2015	—	(423)	(423)
BNP PARIBAS SA	11/17/2015	—	(8)	(8)
BNP PARIBAS SA	11/24/2015	—	(356)	(356)
BNP PARIBAS SA	11/24/2015	—	(7)	(7)
BNP PARIBAS SA	12/15/2015	—	(687)	(687)
BNP PARIBAS SA	12/15/2015	—	(12)	(12)
BNP PARIBAS SA	12/22/2015	—	(441)	(441)
BNP PARIBAS SA	12/22/2015	—	(7)	(7)
CME GROUP INC	2/3/2015	—	(21)	(21)
S&P 500 INDEX®	2/3/2015	—	(1,471)	(1,471)
WELLS FARGO BANK NA	1/6/2015	—	(905)	(905)
WELLS FARGO BANK NA	1/6/2015	—	(13)	(13)
WELLS FARGO BANK NA	1/13/2015	—	(1,070)	(1,070)
WELLS FARGO BANK NA	1/13/2015	—	(12)	(12)
WELLS FARGO BANK NA	1/20/2015	—	(1,046)	(1,046)
WELLS FARGO BANK NA	1/20/2015	—	(12)	(12)
WELLS FARGO BANK NA	1/27/2015	—	(1,407)	(1,407)
WELLS FARGO BANK NA	1/27/2015	—	(17)	(17)
WELLS FARGO BANK NA	3/3/2015	—	(909)	(909)
WELLS FARGO BANK NA	3/3/2015	—	(22)	(22)
WELLS FARGO BANK NA	3/31/2015	—	(896)	(896)
WELLS FARGO BANK NA	3/31/2015	—	(11)	(11)
WELLS FARGO BANK NA	4/7/2015	—	(965)	(965)
WELLS FARGO BANK NA	4/7/2015	—	(28)	(28)
WELLS FARGO BANK NA	4/14/2015	—	(1,156)	(1,156)
WELLS FARGO BANK NA	4/14/2015	—	(15)	(15)
WELLS FARGO BANK NA	5/5/2015	—	(951)	(951)
WELLS FARGO BANK NA	5/5/2015	—	(13)	(13)

Ameriprise Certificate Company
Schedule I — Investments of Securities in Unaffiliated Issuers (continued)
As of December 31, 2014
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

Ameriprise Certificate Company
Schedule I — Investments of Securities in Unaffiliated Issuers (continued)
As of December 31, 2014
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
NOTES
a) Cash equivalents are carried at amortized cost which approximates fair value. Fixed maturities and common stock are carried at fair value. In the absence of quoted market prices, fair values are obtained from third party pricing services, non-binding broker quotes or other model-based valuation techniques. Syndicated loans are carried at amortized cost, less allowance for loan losses. Derivatives are traded in over-the-counter markets using pricing models with market observable inputs. See notes to the financial statements regarding security valuation.
b) For Federal income tax purposes, the cost of investments is $4.3 billion.
c) Securities written down due to other-than-temporary impairment related to credit losses.
d) Non-Income producing securities.

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages
As of December 31, 2015
(in thousands)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages						Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period (e)	Average gross rate of interest on mortgages held at end of period (f)
Loan No.	Description (a)	Property Location		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

Other - liens on:
Apartment and business:
Over $500:
	121047195	Pharr	TX	1	$—	$1,333	$1,333	$—	$—	$—	3.530%
	121047196	Pharr	TX	1	—	2,981	2,981	—	—	—	3.530%
	121047197	Alamo	TX	1	—	683	683	—	—	—	3.530%
	121047210	West Haven	CT	1	—	4,715	4,715	—	—	—	4.250%
	121047215	Urbandale	IA	1	—	903	903	—	—	—	3.750%
	121047216	Urbandale	IA	1	—	711	711	—	—	—	3.750%
	121047262	Fargo	ND	1	—	6,628	6,628	—	—	—	5.440%
	121047343	Durham	NC	1	—	1,663	1,663	—	—	—	4.000%
	121047364	Kansas City	KS	1	—	1,143	1,143	—	—	—	3.110%
	121047377	Cookville	TN	1	—	2,100	2,100	—	—	—	3.500%
	121087245	Southport	CT	1	—	2,829	2,829	—	—	—	5.750%
	121087268	Sebring	FL	1	—	6,799	6,799	—	—	—	6.000%
	121087290	Doraville	GA	1	—	1,369	1,369	—	—	—	5.770%
	121087313	Orchard Park	NY	1	—	2,532	2,532	—	—	—	5.460%
	121087327	Marietta	GA	1	—	1,937	1,937	—	—	—	3.410%
	121087344	Norcross	GA	1	—	1,746	1,746	—	—	—	3.380%
	121087345	Henderson	NV	1	—	5,320	5,320	—	—	—	4.500%
	121087347	Lawrenceville	GA	1	—	1,031	1,031	—	—	—	4.650%
	121087349	Carlsbad	CA	1	—	1,928	1,928	—	—	—	3.000%
	121087350	Norwalk	CA	1	—	4,034	4,034	—	—	—	4.670%
	121087351	Gardena	CA	1	—	1,241	1,241	—	—	—	4.450%
	121087353	Beaverton	OR	1	—	612	612	—	—	—	4.450%
	121087354	San Diego	CA	1	—	7,836	7,836	—	—	—	3.000%
	121087355	Oregon City	OR	1	—	1,346	1,346	—	—	—	3.460%
	121087358	Philadelphia	PA	1	—	2,324	2,324	—	—	—	3.590%
	121087359	Apex	NC	1	—	808	808	—	—	—	3.520%
	121087360	Sun City Center	FL	1	—	4,175	4,175	—	—	—	4.350%
	121087361	Oswego	OR	1	—	3,452	3,452	—	—	—	3.480%
	121087362	Atlanta	GA	1	—	2,197	2,197	—	—	—	3.580%
	121087365	Fairfax	VA	1	—	1,931	1,931	—	—	—	3.610%
	121087366	Murray	UT	1	—	1,027	1,027	—	—	—	3.310%
	121087367	Port Richey	FL	1	—	3,334	3,334	—	—	—	3.590%
	121087368	Norwich	NY	1	—	1,622	1,622	—	—	—	3.170%
	121087369	Ackworth	GA	1	—	1,578	1,578	—	—	—	3.290%
	121087370	La Jolla	CA	1	—	1,100	1,100	—	—	—	3.260%
	121087371	Bulverde	TX	1	—	1,381	1,381	—	—	—	3.000%
	121087372	Brea	CA	1	—	3,167	3,167	—	—	—	2.940%
	121087373	Dekalb	GA	1	—	1,403	1,403	—	—	—	3.220%
	121087374	Fort Payne	AL	1	—	1,914	1,914	—	—	—	3.210%

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages (continued)
As of December 31, 2015
(in thousands)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages						Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period (e)	Average gross rate of interest on mortgages held at end of period (f)
Loan No.	Description (a)	Property Location		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

	121087375	Florence	KY	1	—	2,092	2,092	—	—	—	3.040%
	121087376	Sterling Heights	MI	1	—	3,326	3,326	—	—	—	3.620%
Total Other				41	—	100,251	100,251	—	—	—	4.054%
Unallocated Reserve for Losses						2,341
Total First Mortgage Loans on Real Estate				41	$—	$97,910	$100,251	$—	$—	$—	4.054%

Part 3 - Location of mortgaged properties				Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed
State in which mortgaged property is located		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

Alabama	AL	1		$1,914	$1,914	$—	$—
California	CA	6		19,306	19,306	—	—
Connecticut	CT	2		7,544	7,544	—	—
Florida	FL	3		14,308	14,308	—	—
Georgia	GA	7		11,261	11,261	—	—
Iowa	IA	2		1,614	1,614	—	—
Kansas	KS	1		1,143	1,143	—	—
Kentucky	KY	1		2,092	2,092	—	—
Michigan	MI	1		3,326	3,326	—	—
North Carolina	NC	2		2,471	2,471	—	—
North Dakota	ND	1		6,628	6,628	—	—
Nevada	NV	1		5,320	5,320	—	—
New York	NY	2		4,154	4,154	—	—
Oregon	OR	3		5,410	5,410	—	—
Pennsylvania	PA	1		2,324	2,324	—	—
Tennessee	TN	1		2,100	2,100	—	—
Texas	TX	4		6,378	6,378	—	—
Utah	UT	1		1,027	1,027	—	—
Virginia	VA	1		1,931	1,931	—	—
Total		41	—	100,251	100,251	—	—
Unallocated Reserve for Losses				2,341
Total		41	$—	$97,910	$100,251	$—	$—
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
(f) Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense.  In lieu thereof, the average gross interest rates (exclusive of amortization of discounts and premiums) on mortgage loans held at December 31, 2015 are shown by type and class of loan.

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages
As of December 31, 2014
(in thousands)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages						Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period (e)	Average gross rate of interest on mortgages held at end of period (f)
Loan No.	Description (a)	Property Location		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

Other - liens on:
Apartment and business:
Over $500:
	121047195	Pharr	TX	1	$—	$1,485	$1,485	$—	$—	$—	3.530%
	121047196	Pharr	TX	1	—	3,323	3,323	—	—	—	3.530%
	121047197	Alamo	TX	1	—	761	761	—	—	—	3.530%
	121047210	West Haven	CT	1	—	4,911	4,911	—	—	—	4.250%
	121047215	Urbandale	IA	1	—	1,141	1,141	—	—	—	3.750%
	121047216	Urbandale	IA	1	—	898	898	—	—	—	3.750%
	121047230	Houston	TX	1	—	1,484	1,484	—	—	—	5.110%
	121047262	Fargo	ND	1	—	7,084	7,084	—	—	—	5.440%
	121047342	Tucson	AZ	1	—	1,939	1,939	—	—	—	5.250%
	121047343	Durham	NC	1	—	1,751	1,751	—	—	—	4.000%
	121047354	San Diego	CA	1	—	5,969	5,969	—	—	—	3.000%
	121047357	Wauconda	IL	1	—	1,139	1,139	—	—	—	4.030%
	121047364	Kansas City	KS	1	—	1,179	1,179	—	—	—	3.110%
	121087245	Southport	CT	1	—	2,927	2,927	—	—	—	5.750%
	121087268	Sebring	FL	1	—	6,977	6,977	—	—	—	6.000%
	121087290	Doraville	GA	1	—	1,535	1,535	—	—	—	5.770%
	121087313	Orchard Park	NY	1	—	2,717	2,717	—	—	—	5.460%
	121087327	Marietta	GA	1	—	1,994	1,994	—	—	—	3.410%
	121087344	Norcross	GA	1	—	1,639	1,639	—	—	—	5.000%
	121087345	Henderson	NV	1	—	5,668	5,668	—	—	—	4.500%
	121087347	Lawrenceville	GA	1	—	1,192	1,192	—	—	—	4.650%
	121087349	Carlsbad	CA	1	—	1,995	1,995	—	—	—	3.000%
	121087350	Norwalk	CA	1	—	4,148	4,148	—	—	—	4.670%
	121087351	Gardena	CA	1	—	1,429	1,429	—	—	—	4.450%
	121087352	Bedford	NH	1	—	2,263	2,263	—	—	—	4.860%
	121087353	Beaverton	OR	1	—	707	707	—	—	—	4.450%
	121087355	Oregon City	OR	1	—	1,580	1,580	—	—	—	3.460%
	121087358	Philadelphia	PA	1	—	2,396	2,396	—	—	—	3.590%
	121087359	Apex	NC	1	—	920	920	—	—	—	3.520%
	121087360	Sun City Center	FL	1	—	4,293	4,293	—	—	—	4.350%
	121087361	Oswego	OR	1	—	3,904	3,904	—	—	—	3.480%
	121087362	Atlanta	GA	1	—	2,292	2,292	—	—	—	3.580%
	121087365	Fairfax	VA	1	—	1,988	1,988	—	—	—	3.610%
	121087366	Murray	UT	1	—	1,156	1,156	—	—	—	3.310%
	121087367	Port Richey	FL	1	—	3,539	3,539	—	—	—	3.590%
	121087368	Norwich	NY	1	—	2,215	2,215	—	—	—	3.170%
	121087369	Ackworth	GA	1	—	1,644	1,644	—	—	—	3.290%

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages (continued)
As of December 31, 2014
(in thousands)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages						Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period (e)	Average gross rate of interest on mortgages held at end of period (f)
Loan No.	Description (a)	Property Location		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

	121087370	La Jolla	CA	1	—	1,254	1,254	—	—	—	3.260%
	121087371	Bulverde	TX	1	—	1,537	1,537	—	—	—	3.000%
Total Other				39	—	96,973	96,973	—	—	—	4.275%
Unallocated Reserve for Losses						2,341
Total First Mortgage Loans on Real Estate				39	$—	$94,632	$96,973	$—	$—	$—	4.275%

Part 3 - Location of mortgaged properties				Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed
State in which mortgaged property is located		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

Arizona	AZ	1	$—	$1,939	$1,939	$—	$—
California	CA	5	—	14,795	14,795	—	—
Connecticut	CT	2	—	7,838	7,838	—	—
Florida	FL	3	—	14,809	14,809	—	—
Georgia	GA	6	—	10,296	10,296	—	—
Iowa	IA	2	—	2,039	2,039	—	—
Illinois	IL	1	—	1,139	1,139	—	—
Kansas	KS	1	—	1,179	1,179	—	—
North Carolina	NC	2	—	2,671	2,671	—	—
North Dakota	ND	1	—	7,084	7,084	—	—
New Hampshire	NH	1	—	2,263	2,263	—	—
Nevada	NV	1	—	5,668	5,668	—	—
New York	NY	2	—	4,932	4,932	—	—
Oregon	OR	3	—	6,191	6,191	—	—
Pennsylvania	PA	1	—	2,396	2,396	—	—
Texas	TX	5	—	8,590	8,590	—	—
Utah	UT	1	—	1,156	1,156	—	—
Virginia	VA	1	—	1,988	1,988	—	—
Total		39	—	96,973	96,973	—	—
Unallocated Reserve for Losses				2,341
Total		39	$—	$94,632	$96,973	$—	$—
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

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages
Years Ended December 31, 2015, 2014 and 2013
(in thousands)

The average gross interest rates on mortgage loans held at December 31, 2015, 2014 and 2013 are summarized as follows:

	2015	2014	2013
Combined average	4.054%	4.275%	4.395%

(g)  Following is a reconciliation of the carrying amount of mortgage loans for the years ended December 31, 2015, 2014 and 2013.

	2015	2014	2013

Balance at beginning of period	$94,632	$115,871	$121,249
Deductions during period:
Collections of principal	13,208	22,788	14,884
Purchases and fundings	(16,486)	(1,549)	(11,233)
Transfers	—	—	1,727
Total deductions	(3,278)	21,239	5,378
Balance at end of period	$97,910	$94,632	$115,871
(h)  The aggregate cost of mortgage loans for federal income tax purposes at December 31, 2015 was $100,251.
(i)  At December 31, 2015, an unallocated reserve for loss on first mortgage loans of $2,341 is recorded.

Ameriprise Certificate Company
Schedule IV — Real Estate Owned and Rental Income
Years Ended December 31, 2015 and 2014
(in thousands)

ACC held no real estate owned at December 31, 2015 and 2014.
ACC did not receive rental income during the year ended December 31, 2015. Rent from properties sold during the year ended December 31, 2014 were as follows:

	Total rental income applicable to period	Expended for interest, taxes, repairs and expenses	Net income applicable to period
Shaker (OH)	$77	$213	$(136)
Reconciliation of real estate owned for the year ended December 31, 2014:

Balance at January 1, 2014	$1,727
Deductions during period:
Cost of real estate sold	(1,727)
Balance at December 31, 2014	$—

Ameriprise Certificate Company
Schedule V — Qualified Assets on Deposit
As of December 31, 2015 and 2014
(in thousands)

	December 31, 2015
	Investment Securities
Name of Depositary	Bonds and Notes (a)	Stocks (b)	Mortgage Loans (c)	Other (d)	Total

Deposits with states or their depositories to meet requirements of statutes and agreements:
Illinois - Secretary of State of Illinois	$50	$—	$—	$—	$50
New Jersey - Commissioner of Banking and Insurance of New Jersey	53	—	—	—	53
Pennsylvania - Treasurer of the State of Pennsylvania	159	—	—	—	159
Texas - Treasurer of the State of Texas	100	—	—	—	100
Total State Deposits to meet requirements of statutes and agreements	362	—	—	—	362
Total Central Depository - Ameriprise Trust Company	4,902,438	6,237	97,910	96,681	5,103,266
Total Deposits	$4,902,800	$6,237	$97,910	$96,681	$5,103,628
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

Ameriprise Certificate Company
Schedule VI — Certificate Reserves
Year Ended December 31, 2015
(in thousands)

Part 1 - Summary of Changes

Description			Year Ended December 31, 2015
	Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
Installment certificates:
Reserves to mature:
I-76	3.35	—	$—	$(1)	$1	$—	$—	$—	$—	$—	$—	$—	$—
IC-Q-IN		3	36	1	—	—	—	—	(1)	—	—	—	—
IC-I		3	43	40	—	3	—	(43)	—	—	—	—	—
IC-I-EMP		1	6	12	—	1	—		—	—	1	6	13
Inst I95		1,920	—	15,874	—	4,742	71	(1,683)	(5,489)	—	1,529	—	13,515
Inst-E		12	—	137	—	57	1	(6)	(52)	—	10	—	137
RP-Q-Installment		3	22	8	—	—	—	(4)	—	—	1	6	4
RP-Q-Flexible Payment		1	12	11	—	—	—	—	—	—	1	12	11
RP-Q-Ins		2	12	2	—	—	—	—	—	—	2	12	2
Inst-R		270	47,408	1,770	—	289	7	(43)	(628)	—	232	41,317	1,395
Inst-R-E		1	12	25	—	137	—	—	(40)	—	2	2,058	122
Total		2,216	47,551	17,879	1	5,229	79	(1,779)	(6,210)	—	1,778	43,411	15,199
Additional credits and accrued interest thereon:
Inst I95		—	—	—	71	—	—	—	—	(71)	—	—	—
Inst-E		—	—	—	1	—	—	—	—	(1)	—	—	—
Inst-R		—	—	—	7	—	—	—	—	(7)	—	—	—
Total		—	—	—	79	—	—	—	—	(79)	—	—	—
Res for accrued 3rd year 2113 - Installment Prod only.		—	—	32	—	(27)	—	—	—	—	—	—	5
Total		—	—	32	—	(27)	—	—	—	—	—	—	5
Total Installment Certificates		2,216	47,551	17,911	80	5,202	79	(1,779)	(6,210)	(79)	1,778	43,411	15,204
Single Pay - Non Qualified Certificates
Single-Payment certificates:
IC-2-84 - 115, 116, 117,118,119	3.5	1	2	2	—	—	—	—	—	—	1	2	2
IC-2-85 - 120, 121, 122,123.124,125,126,127,128,129,130	3.5	1	14	14	—	—	—	—	—	—	1	14	14
IC-Flexible Savings (Variable Term) - 165		64,341	1,323,771	1,385,149	—	744,484	11,585	(6,190)	(527,421)	—	64,224	1,551,554	1,607,607
IC-Stepup - 190		—	—	—	—	4,413	11	—	(1)	—	145	4,412	4,423
IC-Flexible Savings Emp (VT) - 166		45	466	563	—	—	2	(110)	(51)	—	24	348	404
Cash Reserve Variable PMT-3mo. - 662		40,292	1,351,071	1,355,993	—	1,617,666	4,162	(1,590)	(1,370,690)	—	45,755	1,600,119	1,605,541
IC-Stock Market-180		20,731	173,338	189,815	—	8,669	2,116	(2,888)	(40,317)	—	17,348	142,750	157,395
IC-MSC-181		11,947	226,349	251,313	—	12,624	2,507	—	(40,077)	—	10,741	203,532	226,367
IC-Stock1 - 210		—	—	—	—	19,885	—	—	(225)	—	1,366	19,660	19,660
IC-Stock2 - 220		—	—	—	—	4,726	—	—	(11)	—	263	4,715	4,715
IC-Stock3 - 230		—	—	—	—	6,943	—	—	—	—	285	6,943	6,943
Total		137,358	3,075,011	3,182,849	—	2,419,410	20,383	(10,778)	(1,978,793)	—	140,153	3,534,049	3,633,071

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2015
(in thousands)

Part 1 - Summary of Changes

Description	Year Ended December 31, 2015
	Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
Additional credits and accrued interest thereon:
IC-2-84		—	—	1	—	—	—	—	—	—	—	—	1
IC-Flexible Savings		—	—	436	12,208	—	—	—	(482)	(11,591)	—	—	571
IC-Preferred Investors		—	—	1	—	—	—	—	—	—	—	—	1
IC-Stepup - 190		—	—	—	14	—	—	—	(1)	(11)	—	—	2
IC-FS-EMP		—	—	1	4	—	—	—	(2)	(2)	—	—	1
Cash Reserve Variable Payment-3mo.		—	—	154	4,874	—	—	—	(665)	(4,164)	—	—	199
IC-Stk Mkt, 2004/16/31-4000/16		—	—	24	37	—	—	—	(3)	(37)	—	—	21
IC-Stock1 - 210		—	—	—	1	—	—	—	—	—	—	—	1
IC-Stock3 - 230		—	—	—	1	—	—	—		—	—	—	1
IC-MSC		—	—	12	41	—	—	—	(1)	(41)	—	—	11
Total		—	—	629	17,180	—	—	—	(1,154)	(15,846)	—	—	809
Accrued for additional credits to be allowed at next anniversaries:
SP 75		—	—	(1)	—	—	—	—	—	—	—	—	(1)
IC-Stock		—	—	2,430	163	—	—	—	(35)	(2,080)	—	—	478
IC-Stock1 - 210		—	—	—	78	—	—	—	—	—	—	—	78
IC-Stock2 - 220		—	—	—	60	—	—	—	—	—	—	—	60
IC-Stock3 - 230		—	—	—	130	—	—	—	—	—	—	—	130
IC-Market Strategy Certificate - Part Int 2019/2102/4061 (SEC 5 from C2785-81)		—	—	2,849	335	—	—	—	(92)	(2,468)	—	—	624
Total		—	—	5,278	766	—	—	—	(127)	(4,548)	—	—	1,369
Total Single Pay - Non Qualified Certificates		137,358	3,075,011	3,188,756	17,946	2,419,410	20,383	(10,778)	(1,980,074)	(20,394)	140,153	3,534,049	3,635,249
R-Series Single Pay - Qualified Certificates
R-77 - 910	3.5	3	12	19	—	—	1	—	—	—	3	12	20
R-78 - 911	3.5	7	43	59	—	—	2	—	(3)	—	6	41	58
R-79 - 912	3.5	5	40	55	—	—	2	—	—	—	5	40	57
R-80 - 913	3.5	5	26	31	—	—	1	—	—	—	4	26	32
R-81 - 914	3.5	4	28	33	—	—	1	—	(3)	—	3	26	31
R-82A - 915	3.5	16	66	64	—	—	2	—	(4)	—	14	61	62
RP-Q - 916		54	71	208	—	—	1	—	(33)	—	45	60	176
R-II - 920	3.5	14	96	76	—	—	3	—	(16)	—	10	77	63
RP-Flexible Savings - 971		25,704	528,481	549,433	—	198,083	4,569	(386)	(146,105)	—	26,115	586,160	605,594
Cash Reserve RP-3 mo. - 972		10,298	284,994	285,828	(1)	461,046	956	(15)	(324,215)	—	13,780	422,566	423,599
RP-Flexible Savings Emp - 973		17	224	296	—	—	2	—	(61)	—	13	185	237
RP-Stock Market - 960		6,192	68,158	73,197	—	3,503	844	(417)	(14,578)	—	5,308	58,182	62,549
RP-Stepup - 940		—	—	—	—	3,094	8	—	(15)	—	100	3,078	3,087
RP-Stock1 - 941		—	—	—	—	8,980	—	—	(5)	—	529	8,975	8,975
RP-Stock2 - 942		—	—	—	—	2,477	—	—	—	—	117	2,477	2,477
RP-Stock3 - 943		—	—	—	—	3,763	—	—	—	—	184	3,763	3,763

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2015
(in thousands)

Part 1 - Summary of Changes

Description	Year Ended December 31, 2015
	Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
Market Strategy Cert - 961 (SEC 1-6 from Report 2785-81-RP-STOCK-VB RSERV 2001)		2,610	64,242	68,959	—	3,882	694	—	(11,087)	—	2,367	58,249	62,448
D-1 - sum of SERIES D on Summary page - 400 + 990-993		10	1,154	1,330	—	—	6	(401)	(337)	—	5	464	598
Total		44,939	947,635	979,588	(1)	684,828	7,092	(1,219)	(496,462)	—	48,608	1,144,442	1,173,826
Additional Interest on R-Series Single Payment Reserves:
R-77	3.5	—	—	2	1	—	—	—	—	(1)	—	—	2
R-78	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
R-79	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
R-80	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-81	3.5	—	—	1	1	—	—	—	—	(1)	—	—	1
R-82A	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
RP-Q		—	—	—	1	—	—	—	—	(1)	—	—	—
R-II		—	—	2	3	—	—	—	—	(3)	—	—	2
RP-Flexible Savings	3.5	—	—	167	4,695	—	—	—	(82)	(4,569)	—	—	211
RP-Stepup - 940		—	—	—	9	—	—	—	—	(8)	—	—	1
Cash Reserve RP-3 mo. (Ties to 2785-81 2004/4061 & 2113/4113)		—	—	33	1,155	—	—	—	(179)	(956)	—	—	53
RP-Flexible Savings Emp		—	—	—	2	—	—	—	—	(2)	—	—	—
RP-Stock Market		—	—	8	13	—	—	—	—	(13)	—	—	8
Market Strategy Cert (2785-81 RP-STOCK VB 2004/4000 & 2016/2031/4016)		—	—	7	17	—	—	—	—	(15)	—	—	9
D-1 - 400		10	9	—	8	—	—	—	(2)	(6)	8	7	—
Total		10	9	226	5,912	—	—	—	(263)	(5,582)	8	7	293
Accrued for additional credits to be allowed at next anniversaries
RP-Stock Market		—	—	933	82	—	—	—	(4)	(830)	—	—	181
RP-Stock1 - 941		—	—	—	31	—	—	—	—	—	—	—	31
RP-Stock2 - 942		—	—	—	37	—	—	—	—	—	—	—	37
RP-Stock3 - 943		—	—	—	71	—	—	—	—	—	—	—	71
Market Strategy Cert		—	—	768	89	—	—	—	(14)	(678)	—	—	165
Total		—	—	1,701	310	—	—	—	(18)	(1,508)	—	—	485
Total R-Series Single Pay - Qualified Certificates		44,949	947,644	981,515	6,221	684,828	7,092	(1,219)	(496,743)	(7,090)	48,616	1,144,449	1,174,604
Fully Paid Up Certificates
Paid-up certificates:
I-76 - 640	3.5	—	—	13	—	—	—	(9)	(2)	—	—	—	2
Total		—	—	13	—	—	—	(9)	(2)	—	—	—	2

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2015
(in thousands)

Part 1 - Summary of Changes

Description	Year Ended December 31, 2015
	Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
Additional credits and accrued interest thereon:
I-76	3.5	6	13	3	—	—	—	(1)	(1)	—	4	2	1
Total		6	13	3	—	—	—	(1)	(1)	—	4	2	1
Total Fully Paid-up Certificates		6	13	16	—	—	—	(10)	(3)	—	4	2	3
Optional Settlement Certificates
Other series and conversions from Single Payment Certificates	2.5-3-3-3.5	—	—	20,536	513	—	—	(10,491)	(978)	—	—	—	9,580
Series R-II & RP-2-84 - 88 - Prod 921	3.5	—	—	34	1	—	—	(1)	—	—	—	—	34
Series R-Installment (Prod 980, 981,982)		—	—	17	—	—	—	(14)	(1)	—	—	—	2
Total		—	—	20,587	514	—	—	(10,506)	(979)	—	—	—	9,616
Add'l credits and accrued int. thereon	2.5 - 3	—	—	1,092	24	—	2	(825)	(48)	—	—	—	245
Total		—	—	1,092	24	—	2	(825)	(48)	—	—	—	245
Accrued for additional credits to be allowed at next anniversaries		—	—	—	2	—	—	—	—	(2)	—	—	—
Total		—	—	—	2	—	—	—	—	(2)	—	—	—
Total Optional Settlement		—	—	21,679	540	—	2	(11,331)	(1,027)	(2)	—	—	9,861
Due to unlocated cert holders		—	—	146	—	—	625	—	(7)	(418)	—	—	346
Total Certificate Reserves		184,529	$4,070,219	$4,210,023	$24,787	$3,109,440	$28,181	$(25,117)	$(2,484,064)	$(27,983)	190,551	$4,721,911	$4,835,267

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2015
(in thousands)

Part 2 - Descriptions of Additions to Reserves Charged to Other Accounts and Deductions from Reserves Credited to other Accounts	Year Ended December 31, 2015
Additional credits on installment certificates and accrued interest thereon:
Other additions represent:
Transfers from maturities to extended maturities, additional credits/interest and advance payments	$79
Other deductions represent:
Transfers to reserves on a quarterly basis for Reserve Plus Flexible-Payment, IC-Q-Installment and R-Flexible-Payment	$79

Optional settlement certificates:
Other additions represent:
Transfers from accruals for additional credits to be allowed at next anniversaries	$2

Other deductions represent:
Transfers to reserve for additional credits and accrued interest thereon	$2

Single-Payment certificates:
Other additions represent:
Flexible Savings	$11,585
Stepup	11
Flexible Savings-Emp	2
Cash Reserve-3mo	4,162
Stock Market	2,116
Market Strategy	2,507
RP-Q	1
Cash Reserve-RP-3mo	956
Flexible Savings-RP	4,569
Stepup-RP	8
Flexible Savings-RP-Emp	2
Stock Market-RP	844
Market Strategy-RP	694
Transfers from accruals at anniversaries maintained in a separate reserve account	18
$27,475
Other deductions represent:
Transfers to optional settlement reserves:
Single-Payment	$5,238
Transfers to reserves for additional credits and accrued interest thereon	(17)
Flexible Savings	11,595
Stepup	11
Flexible Savings-Emp	2
Cash Reserve-3mo	4,167
Stock Market	1
Stock1	39
Market Strategy Cert	37
AEBI Stock Market	41
RP-Q	1
Cash Reserve-RP-3mo	956
Flexible Savings-RP	4,569
Stepup-RP	8
Flexible Savings-RP-Emp	2
Stock Market-RP	844
Transfers to Federal tax withholding	(10)
$27,484
Due to unlocated certificate holders:
Other additions represent:
Amounts equivalent to payments due certificates holders who could not be located	$625
Other deductions represent:
Payments to certificate holders credited to cash	$418

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2015
(in thousands)

Part 3 - Information Regarding Installment Certificates

MO’s Paid	Number of Accounts w/Certificate Holders		Amount of Maturity Value		Amount of Reserves		Deduction from Reserves Cash Surrenders Prior to Maturity Surrender	Other Deductions
	2014	2015	2014	2015	2014	2015	2015	2015

1-12	140	132	$7,776	$2,707	$602	$562	$47	$—
13-24	119	111	7,668	7,044	686	588	61	—
25-36	154	103	8,064	7,366	797	557	23	—
37-48	165	124	2,452	5,176	783	715	184	—
49-60	158	141	17,488	1,529	881	693	109	—
61-72	477	148	2,837	17,475	5,632	881	40	—
73-84	318	393	631	1,159	2,787	5,479	875	—
85-96	209	282	486	631	1,512	2,827	266	—
97-108	198	180	24	288	1,742	1,408	181	—
109-120	269	160	43	6	2,434	1,471	170	—
121-132	—	—	—	—	—	—	922	—
133-144	—	—	—	—	—	—	—	—
145-156	—	—	—	—	—	—	—	—
157-168	—	—	—	—	—	—	—	—
169-180	—	—	—	—	—	—	—	—
181-192	—	—	—	—	—	—	—	—
193-204	—	—	—	—	—	—	—	—
205-216	—	—	—	—	—	—	—	—
217-228	—	—	—	—	—	—	—	—
229-240	—	—	—	—	—	—	—	—
241-252	—	—	—	—	—	—	—	—
253-264	—	—	—	—	—	—	—	—
265-276	—	—	—	—	—	—	—	—
277-288	3	—	36	—	1	—	—	—
289-300	2	—	12	—	2	—	1	—
301-312	—	2	—	12	—	2	—	—
313-324	—	—	—	—	—	—	—	—
325-336	—	—	—	—	—	—	—	—
337-348	1	—	12	—	11	—	—	—
349-360	2	1	16	12	4	11	—	—
361-372	—	—	—	—	—	—	—	—
373-384	1	—	6	—	5	—	—	—
385-396	—	1	—	6	—	5	—	—

TOTAL - ALL SERIES	2,216	1,778	$47,551	$43,411	$17,879	$15,199	$2,879	$—

Ameriprise Certificate Company
Schedule VI — Certificate Reserves
Year Ended December 31, 2014
(in thousands)

Part 1 - Summary of Changes

Description			Year Ended December 31, 2014
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
Installment certificates:
Reserves to mature:
I-76	3.35	—	$—	$(1)	$—	$—	$—	$—	$—	$—	—	$—	$(1)
IC-Q-IN		1	36	1	—	1	—	—	(1)	—	3	36	1
IC-I		4	59	44	—	4	—	—	(8)	—	3	43	40
IC-I-EMP		1	6	11	—	1	—	—	—	—	1	6	12
Inst I95		2,585	—	20,661	—	5,206	69	(2,555)	(7,507)	—	1,920	—	15,874
Inst-E		20	—	274	—	58	1	(44)	(152)	—	12	—	137
RP-Q-Installment		3	22	8	—	—	—	—	—	—	3	22	8
RP-Q-Flexible Payment		1	12	11	—	—	—	—	—	—	1	12	11
RP-Q-Ins		2	12	2	—	—	—	—	—	—	2	12	2
Inst-R		294	53,297	1,715	—	484	7	(30)	(406)	—	270	47,408	1,770
Inst-R-E		3	42	25	—	5	—	—	(5)	—	1	12	25
Total		2,914	53,486	22,751	—	5,759	77	(2,629)	(8,079)	—	2,216	47,551	17,879
Additional credits and accrued interest thereon:
Inst I95		—	—	—	69	—	—	—	—	(69)	—	—	—
Inst-E		—	—	—	1	—	—	—	—	(1)	—	—	—
Inst-R		—	—	—	7	—	—	—	—	(7)	—	—	—
Total		—	—	—	77	—	—	—	—	(77)	—	—	—
Res for accrued 3rd year 2113 - Install-ment Prod only.		—	—	203	30	(201)	—	—	—	—	—	—	32
Total		—	—	203	30	(201)	—	—	—	—	—	—	32
Total Installment Certificates		2,914	53,486	22,954	107	5,558	77	(2,629)	(8,079)	(77)	2,216	47,551	17,911
Single Pay - Non Qualified Certificates
Single-Payment certificates:
IC-2-84 - 115,116,117,118,119	3.5	2	4	4	—	—	—	—	(2)	—	1	2	2
IC-2-85-120, 121,122,123, 124,125,126,127,128,129,130	3.5	1	14	14	—	—	—	—	—	—	1	14	14
IC-Flexible Savings (Variable Term) - 165		68,313	1,304,487	1,374,559	—	514,443	10,770	(3,200)	(511,423)	—	64,341	1,323,771	1,385,149
IC-Flexible Savings Emp (VT) - 166		68	647	824	—	8	4	(124)	(149)	—	45	466	563
Cash Reserve Variable PMT-3mo. - 662		34,039	1,147,873	1,151,542	—	1,371,901	4,187	(1,873)	(1,169,764)	—	40,292	1,351,071	1,355,993
IC-Stock Market - 180		23,221	183,110	201,837	—	30,697	2,911	(3,496)	(42,134)	—	20,731	173,338	189,815
IC-MSC - 181		12,986	234,180	260,586	—	26,049	3,353	—	(38,675)	—	11,947	226,349	251,313
Total		138,630	2,870,315	2,989,366	—	1,943,098	21,225	(8,693)	(1,762,147)	—	137,358	3,075,011	3,182,849
Additional credits and accrued interest thereon:
IC-2-84	3.5	—	—	2	—	—	—	—	(1)	—	—	—	1
IC-Flexible Savings		—	—	484	11,215	—	—	—	(487)	(10,776)	—	—	436
IC-Preferred Investors		—	—	1	—	—	—	—	—	—	—	—	1
IC-FS-EMP		—	—	1	6	—	—	—	(2)	(4)	—	—	1
Cash Reserve Variable Payment-3mo.		—	—	162	4,764	—	—	—	(581)	(4,191)	—	—	154

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2014
(in thousands)

Part 1 - Summary of Changes

Description	Year Ended December 31, 2014
	Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
IC-Stk Mkt, 2004/16/31-4000/16		—	—	26	42	—	—	—	(4)	(40)	—	—	24
IC-MSC		—	—	12	44	—	—	—	—	(44)	—	—	12
Total		—	—	688	16,071	—	—	—	(1,075)	(15,055)	—	—	629
Accrued for additional credits to be allowed at next anniversaries:
SP 75		—	—	(1)	—	—	—	—	—	—	—	—	(1)
IC-Stock		—	—	2,913	2,467	—	—	—	(78)	(2,872)	—	—	2,430
IC-Market Strategy Certificate - Part Int 2019/2102/4061		—	—	3,361	2,914	—	—	—	(115)	(3,311)	—	—	2,849
Total		—	—	6,273	5,381	—	—	—	(193)	(6,183)	—	—	5,278
Total Single Pay - Non Qualified Certificates		138,630	2,870,315	2,996,327	21,452	1,943,098	21,225	(8,693)	(1,763,415)	(21,238)	137,358	3,075,011	3,188,756
R-Series Single Pay - Qualified Certificates
R-77 - 910	3.5	3	12	18	—	—	1	—	—	—	3	12	19
R-78 - 911	3.5	7	43	57	—	—	2	—	—	—	7	43	59
R-79 - 912	3.5	5	41	53	—	—	2	—	—	—	5	40	55
R-80 - 913	3.5	5	26	30	—	—	1	—	—	—	5	26	31
R-81 - 914	3.5	4	29	32	—	—	1	—	—	—	4	28	33
R-82A - 915	3.5	16	68	65	—	—	2	—	(3)	—	16	66	64
RP-Q - 916		58	81	239	—	—	1	—	(32)	—	54	71	208
R-II - 920	3.5	13	103	78	—	—	3	—	(5)	—	14	96	76
RP-Flexible Savings - 971		27,488	557,194	581,991	—	137,711	4,541	(299)	(174,511)	—	25,704	528,481	549,433
Cash Reserve RP-3 mo. - 972		7,076	202,819	204,600	—	347,885	749	(12)	(267,394)	—	10,298	284,994	285,828
RP-Flexible Savings Emp - 973		25	340	436	—	—	4	(15)	(129)	—	17	224	296
RP-Stock Market - 960		6,787	72,493	78,197	—	10,866	1,137	(219)	(16,784)	—	6,192	68,158	73,197
Market Strategy Cert - 961		2,758	67,736	72,975	—	6,682	943	—	(11,641)	—	2,610	64,242	68,959
D-1 - 990-993		16	1,428	1,653	—	5	8	(26)	(310)	—	10	1,154	1,330
Total		44,261	902,413	940,424	—	503,149	7,395	(571)	(470,809)	—	44,939	947,635	979,588
Additional Interest on R-Series Single Payment Reserves:
R-77	3.5	—	—	2	1	—	—	—	—	(1)	—	—	2
R-78	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
R-79	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
R-80	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-81	3.5	—	—	1	1	—	—	—	—	(1)	—	—	1
R-82A	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
RP-Q		—	—	—	1	—	—	—	—	(1)	—	—	—
R-II	3.5	—	—	2	3	—	—	—	—	(3)	—	—	2
RP-Flexible Savings		—	—	194	4,607	—	—	—	(93)	(4,541)	—	—	167
Cash Reserve RP-3 mo		—	—	28	899	—	—	—	(145)	(749)	—	—	33
RP-Flexible Savings Emp		—	—	—	4	—	—	—	—	(4)	—	—	—
RP-Stock Market		—	—	9	15	—	—	—	(1)	(15)	—	—	8
Market Strategy Cert		—	—	8	15	—	—	—	—	(16)	—	—	7
D-1 - 400		11	32	—	12	—	—	—	(4)	(8)	10	9	—
Total		11	32	250	5,565	—	—	—	(243)	(5,346)	10	9	226

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2014
(in thousands)

Part 1 - Summary of Changes

Description	Year Ended December 31, 2014
	Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
Accrued for additional credits to be allowed at next anniversaries
RP-Stock Market		—	—	1,112	948	—	—	—	(5)	(1,122)	—	—	933
Market Strategy Cert		—	—	925	790	—	—	—	(20)	(927)	—	—	768
Total		—	—	2,037	1,738	—	—	—	(25)	(2,049)	—	—	1,701
Total R-Series Single Pay - Qualified Certificates		44,272	902,445	942,711	7,303	503,149	7,395	(571)	(471,077)	(7,395)	44,949	947,644	981,515
Fully Paid Up Certificates
Paid-up certificates:
I-76 - 640	3.5	—	—	41	1	—	—	(28)	(1)	—	—	—	13
Total		—	—	41	1	—	—	(28)	(1)	—	—	—	13
Additional credits and accrued interest thereon:
I-76	3.5	11	42	4	—	—	—	(1)	—	—	6	13	3
Total		11	42	4	—	—	—	(1)	—	—	6	13	3
Total Fully Paid-up Certificates		11	42	45	1	—	—	(29)	(1)	—	6	13	16
Optional Settlement Certificates
Other series and conversions from Single Payment 2.5-3 - Certificates 3-3.5		—	—	23,688	715	—	10	(2,556)	(1,321)	—	—	—	20,536
Series R-II & RP-2-84- 88-Prod 921	3.5	—	—	34	1	—	—	—	(1)	—	—	—	34
Reserve Plus Single-Payment (Prod 150)		—	—	6	—	—	—	(6)	—	—	—	—	—
Series R-Installment (Prod 980, 981,982)		—	—	18	—	—	—	—	(1)	—	—	—	17
Add’l credits and accrued int. thereon	2.5 - 3	—	—	1,389	40	—	3	(219)	(110)	(11)	—	—	1,092
Accrued for additional credits to be allowed at next anniversaries		—	—	—	2	—	—	—	—	(2)	—	—	—
Total Optional Settlement		—	—	25,135	758	—	13	(2,781)	(1,433)	(13)	—	—	21,679
Due to unlocated cert holders		—	—	203	—	—	85	—	—	(142)	—	—	146
Total Certificate Reserves		185,827	$3,826,288	$3,987,375	$29,621	$2,451,805	$28,795	$(14,703)	$(2,244,005)	$(28,865)	184,529	$4,070,219	$4,210,023

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2014
(in thousands)

Part 2 - Descriptions of Additions to Reserves Charged to Other Accounts and Deductions from Reserves Credited to other Accounts

Year Ended December 31, 2014
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

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2014
(in thousands)

Part 3 - Information Regarding Installment Certificates

MO’s Paid	Number of Accounts w/Certificate Holders		Amount of Maturity Value		Amount of Reserves		Deduction from Reserves Cash Surrenders Prior to Maturity Surrender	Other Deductions
	2013	2014	2013	2014	2013	2014	2014	2014

1-12	149	140	$17,420	$7,776	$739	$602	$355	$—
13-24	185	119	9,722	7,668	697	686	98	—
25-36	204	154	3,704	8,064	870	797	66	—
37-48	187	165	17,561	2,452	1,008	783	148	—
49-60	526	158	2,923	17,488	5,450	881	216	—
61-72	422	477	699	2,837	3,684	5,632	302	—
73-84	255	318	529	631	1,954	2,787	1,071	—
85-96	242	209	204	486	1,947	1,512	425	—
97-108	337	198	626	24	2,908	1,742	267	—
109-120	400	269	16	43	3,471	2,434	329	—
121-132	—	—	—	—	—	—	894	—
133-144	—	—	—	—	—	—	—	—
145-156	—	—	—	—	—	—	—	—
157-168	—	—	—	—	—	—	—	—
169-180	—	—	—	—	—	—	—	—
181-192	—	—	—	—	—	—	—	—
193-204	—	—	—	—	—	—	—	—
205-216	—	—	—	—	—	—	—	—
217-228	—	—	—	—	—	—	—	—
229-240	—	—	—	—	—	—	—	—
241-252	—	—	—	—	—	—	—	—
253-264	—	—	—	—	—	—	—	—
265-276	1	—	36	—	1	—	—	—
277-288	2	3	12	36	2	1	3	—
289-300	—	2	—	12	—	2	—	—
301-312	—	—	—	—	—	—	—	—
313-324	—	—	—	—	—	—	—	—
325-336	1	—	12	—	11	—	—	—
337-348	2	1	16	12	4	11	—	—
349-360	—	2	—	16	—	4	—	—
361-372	1	—	6	—	5	—	—	—
373-384	—	1	—	6	—	5	—	—
TOTAL - ALL SERIES	2,914	2,216	$53,486	$47,551	$22,751	$17,879	$4,174	$—

Ameriprise Certificate Company
Schedule VI — Certificate Reserves
Year Ended December 31, 2013
(in thousands)

Part 1 - Summary of Changes

Description			Year Ended December 31, 2013
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
Installment certificates:
Reserves to mature:
I-76	3.35	1	$25	$20	$—	$—	$—	$—	$—	$(21)	—	$—	$(1)
Reserve Plus Flex Payment		1	6	3	—	—	—	—	(3)	—	—	—	—
IC-Q-IN		3	48	11	—	2	—	(5)	(7)	—	1	36	1
IC-I		4	59	38	—	6	—	—	—	—	4	59	44
IC-I-EMP		1	6	10	—	1	—	—	—	—	1	6	11
Inst I95		3,437	—	25,691	—	6,002	80	(2,917)	(8,195)	—	2,585	—	20,661
Inst-E		21	—	208	—	144	1	—	(79)	—	20	—	274
RP-Q-Installment		3	22	8	—	—	—	—	—	—	3	22	8
RP-Q-Flexible Payment		1	12	11	—	—	—	—	—	—	1	12	11
RP-Q-Ins		2	12	2	—	—	—	—	—	—	2	12	2
Inst-R		321	64,605	2,165	—	640	8	(355)	(743)	—	294	53,297	1,715
Inst-R-E		3	42	20	—	5	—	—	—	—	3	42	25
Total		3,798	64,837	28,187	—	6,800	89	(3,277)	(9,027)	(21)	2,914	53,486	22,751
Additional credits and accrued interest thereon:
I-76	3.5	—	—	3	—	—	—	—	—	(3)	—	—	—
Inst I95		—	—	—	80	—	—	—	—	(80)	—	—	—
Inst-E		—	—	—	1	—	—	—	—	(1)	—	—	—
Inst-R		—	—	—	8	—	—	—	—	(8)	—	—	—
Total		—	—	3	89	—	—	—	—	(92)	—	—	—
Res for accrued 3rd year 2113 - Install-ment Prod only.		—	—	238	192	(227)	—	—	—	—	—	—	203
Total		—	—	238	192	(227)	—	—	—	—	—	—	203
Total Installment Certificates		3,798	64,837	28,428	281	6,573	89	(3,277)	(9,027)	(113)	2,914	53,486	22,954
Single Pay - Non Qualified Certificates
Single-Payment certificates:
IC-2-84 - 115, 116,117,118,119	3.5	2	4	4	—	—	—	—	—	—	2	4	4
IC-2-85 - 120, 121,122,123,124,125,126,127,128,129,130	3.5	2	20	22	—	—	—	(8)	—	—	1	14	14
IC-2-87 - 132	3.5	1	4	5	—	—	—	(5)	—	—	—	—	—
IC-Flexible Savings (Variable Term) - 165		74,728	1,219,154	1,296,929	—	527,751	12,474	(2,241)	(460,354)	—	68,313	1,304,487	1,374,559
IC-Flexible Savings Emp (VT) - 166		77	805	1,086	—	28	7	(8)	(289)	—	68	647	824
IC-Preferred Investors - 250		2	558	576	—	—	1	—	(577)	—	—	—	—
Cash Reserve Variable PMT-3mo. - 662		24,974	765,998	769,080	—	1,278,298	4,131	(610)	(899,357)	—	34,039	1,147,873	1,151,542
IC-Future Value - 155		1	3	3	—	—	—	—	(3)	—	—	—	—
IC-Stock Market - 180		26,770	204,200	226,658	—	30,551	4,214	(4,558)	(55,028)	—	23,221	183,110	201,837
IC-MSC - 181		14,229	249,543	276,398	—	27,733	4,632	—	(48,177)	—	12,986	234,180	260,586
Total		140,786	2,440,289	2,570,761	—	1,864,361	25,459	(7,430)	(1,463,785)	—	138,630	2,870,315	2,989,366

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2013
(in thousands)

Part 1 - Summary of Changes

Description	Year Ended December 31, 2013
	Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
Additional credits and accrued interest thereon:
IC-2-84	3.5	—	—	2	—	—	—	—	—	—	—	—	2
IC-Flexible Savings		—	—	541	12,963	—	—	—	(537)	(12,483)	—	—	484
IC-Preferred Investors		—	—	1	2	—	—	—	(1)	(1)	—	—	1
IC-FS-EMP		—	—	1	9	—	—	—	(2)	(7)	—	—	1
Cash Reserve Variable Payment-3mo.		—	—	159	4,618	—	—	—	(479)	(4,136)	—	—	162
IC-Future Value		—	—	8	(5)	—	—	—	(3)	—	—	—	—
IC-Stk Mkt, 2004/16/31-4000/16		—	—	36	47	—	—	—	(5)	(52)	—	—	26
IC-MSC		—	—	17	49	—	—	—	(1)	(53)	—	—	12
Total		—	—	765	17,683	—	—	—	(1,028)	(16,732)	—	—	688
Accrued for additional credits to be allowed at next anniversaries:
SP 75		—	—	(1)	—	—	—	—	—	—	—	—	(1)
IC-Stock		—	—	3,114	4,069	—	—	—	(103)	(4,167)	—	—	2,913
IC-Market Strategy Certificate - Part Int 2019/2102/4061		—	—	3,363	4,727	—	—	—	(148)	(4,581)	—	—	3,361
Total		—	—	6,476	8,796	—	—	—	(251)	(8,748)	—	—	6,273
Total Single Pay - Non Qualified Certificates		140,786	2,440,289	2,578,002	26,479	1,864,361	25,459	(7,430)	(1,465,064)	(25,480)	138,630	2,870,315	2,996,327
R-Series Single Pay - Qualified Certificates
R-77 - 910	3.5	3	12	17	—	—	1	—	—	—	3	12	18
R-78 - 911	3.5	7	43	55	—	—	2	—	—	—	7	43	57
R-79 - 912	3.5	6	44	55	—	—	2	—	(4)	—	5	41	53
R-80 - 913	3.5	5	26	29	—	—	1	—	—	—	5	26	30
R-81 - 914	3.5	5	34	36	—	—	1	—	(5)	—	4	29	32
R-82A - 915	3.5	19	82	76	—	—	3	—	(14)	—	16	68	65
RP-Q - 916		62	87	256	—	—	1	—	(18)	—	58	81	239
R-II - 920	3.5	16	116	85	—	—	3	—	(10)	—	13	103	78
RP-Flexible Savings - 971		30,392	582,586	610,371	—	156,255	5,593	(177)	(190,051)	—	27,488	557,194	581,991
Cash Reserve RP-3 mo. - 972		3,985	98,032	98,596	—	264,801	606	(1)	(159,402)	—	7,076	202,819	204,600
RP-Flexible Savings Emp - 973		34	381	497	—	8	4	(13)	(60)	—	25	340	436
RP-Stock Market - 960		7,477	81,582	88,327	—	10,661	1,688	(370)	(22,109)	—	6,787	72,493	78,197
Market Strategy Cert - 961		2,974	72,388	77,899	—	8,725	1,326	—	(14,975)	—	2,758	67,736	72,975
D-1 - 990-993		23	2,198	2,647	—	69	19	(636)	(446)	—	16	1,428	1,653
Total		45,008	837,611	878,946	—	440,519	9,250	(1,197)	(387,094)	—	44,261	902,413	940,424
Additional Interest on R-Series Single Payment Reserves:
R-77	3.5	—	—	2	1	—	—	—	—	(1)	—	—	2
R-78	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
R-79	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
R-80	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-81	3.5	—	—	1	1	—	—	—	—	(1)	—	—	1
R-82A	3.5	—	—	2	3	—	—	—	—	(3)	—	—	2
RP-Q		—	—	—	1	—	—	—	—	(1)	—	—	—
R-II	3.5	—	—	2	3	—	—	—	—	(3)	—	—	2
RP-Flexible Savings		—	—	249	5,666	—	—	—	(128)	(5,593)	—	—	194

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2013
(in thousands)

Part 1 - Summary of Changes

Description	Year Ended December 31, 2013
	Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
Cash Reserve RP-3 mo.		—	—	20	696	—	—	—	(82)	(606)	—	—	28
RP-Flexible Savings Emp		—	—	—	4	—	—	—	—	(4)	—	—	—
RP-Stock Market		—	—	14	18	—	—	—	(1)	(22)	—	—	9
Market Strategy Cert		—	—	9	18	—	—	—	—	(19)	—	—	8
D-1 - 400		12	48	—	24	—	—	—	(5)	(19)	11	32	—
Total		12	48	303	6,440	—	—	—	(216)	(6,277)	11	32	250
Accrued for additional credits to be allowed at next anniversaries
RP-Stock Market		—	—	1,226	1,561	—	—	—	(9)	(1,666)	—	—	1,112
Market Strategy Cert		—	—	956	1,313	—	—	—	(37)	(1,307)	—	—	925
Total		—	—	2,182	2,874	—	—	—	(46)	(2,973)	—	—	2,037
Total R-Series Single Pay - Qualified Certificates		45,020	837,659	881,431	9,314	440,519	9,250	(1,197)	(387,356)	(9,250)	44,272	902,445	942,711
Fully Paid Up Certificates
Paid-up certificates:
I-76 - 640	3.5	—	—	62	2	—	24	(22)	(25)	—	—	—	41
Total		—	—	62	2	—	24	(22)	(25)	—	—	—	41
Additional credits and accrued interest thereon:
I-76	3.5	14	64	5	—	—	—	(1)	—	—	11	42	4
Total		14	64	5	—	—	—	(1)	—	—	11	42	4
Total Fully Paid-up Certificates		14	64	67	2	—	24	(23)	(25)	—	11	42	45
Optional Settlement Certificates
Other series and conversions from Single Payment 2.5-3- Certificates 3-3.5		—	—	26,187	797	—	38	(1,871)	(1,463)	—	—	—	23,688
Series R-II & RP-2-84- 88 - Prod 921	3.5	—	—	46	1	—	—	—	(13)	—	—	—	34
Reserve Plus Single-Payment (Prod 150)		—	—	28	—	—	—	(22)	—	—	—	—	6
Reserve Plus Flex-Pay & IC-Q-Inst (Prod 650, 651, 652)		—	—	5	—	—	—	—	(5)	—	—	—	—
Series R-Installment (Prod 980, 981,982)		—	—	19	—	—	—	—	(1)	—	—	—	18
Add’l credits and accrued int. thereon	2.5 - 3	—	—	1,656	48	—	3	(167)	(111)	(40)	—	—	1,389
Accrued for additional credits to be allowed at next anniversaries		—	—	—	2	—	—	—	—	(2)	—	—	—
Total Optional Settlement		—	—	27,941	848	—	41	(2,060)	(1,593)	(42)	—	—	25,135
Due to unlocated cert holders		—	—	94	—	—	131	—	—	(22)	—	—	203
Total Certificate Reserves		189,618	$3,342,849	$3,515,963	$36,924	$2,311,453	$34,994	$(13,987)	$(1,863,065)	$(34,907)	185,827	$3,826,288	$3,987,375

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2013
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

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2013
(in thousands)

Part 2 - Descriptions of Additions to Reserves Charged to Other Accounts and Deductions from Reserves Credited to other Accounts	Year Ended December 31, 2013
Flexible Savings-RP-Emp	4
Stock Market-RP	1,688
Transfers to Federal tax withholding	(19)
$34,729
Due to unlocated certificate holders:
Other additions represent:
Amounts equivalent to payments due certificates holders who could not be located	$131
Other deductions represent:
Payments to certificate holders credited to cash	$22
Part 3 - Information Regarding Installment Certificates

MO’s Paid	Number of Accounts w/Certificate Holders		Amount of Maturity Value		Amount of Reserves		Deduction from Reserves Cash Surrenders Prior to Maturity Surrender	Other Deductions
	2012	2013	2012	2013	2012	2013	2013	2013

1-12	226	149	$21,598	$17,420	$880	$739	$118	$—
13-24	248	185	8,024	9,722	890	697	60	—
25-36	235	204	29,033	3,704	1,253	870	161	—
37-48	593	187	3,150	17,561	4,983	1,008	234	—
49-60	490	526	1,054	2,923	3,696	5,450	459	—
61-72	340	422	559	699	2,676	3,684	347	—
73-84	283	255	222	529	2,476	1,954	802	—
85-96	418	242	1,050	204	3,602	1,947	296	—
97-108	517	337	22	626	4,027	2,908	603	—
109-120	433	400	—	16	3,644	3,471	609	—
121-132	—	—	—	—	—	—	926	—
133-144	3	—	—	—	1	—	—	—
145-156	—	—	—	—	—	—	—	—
157-168	1	—	—	—	1	—	—	—
169-180	—	—	—	—	—	—	—	—
181-192	—	—	—	—	—	—	—	—
193-204	—	—	—	—	—	—	—	—
205-216	—	—	—	—	—	—	—	—
217-228	—	—	—	—	—	—	—	—
229-240	—	—	—	—	—	—	—	—
241-252	1	—	6	—	6	—	—	—
253-264	1	—	36	—	—	—	—	—
265-276	2	1	12	36	2	1	2	—
277-288	—	2	—	12	—	2	—	—
289-300	—	—	—	—	—	—	—	—
301-312	1	—	6	—	6	—	—	—
313-324	2	—	37	—	32	—	—	21
325-336	2	1	16	12	4	11	—	—
337-348	—	2	—	16	—	4	—	—
349-360	2	—	12	—	8	—	—	—
361-372	—	1	—	6	—	5	—	—
TOTAL - ALL SERIES	3,798	2,914	$64,837	$53,486	$28,187	$22,751	$4,617	$21

Ameriprise Certificate Company
Schedule VII — Valuation and Qualifying Accounts
Years Ended December 31, 2015, 2014 and 2013
(in thousands)

	Year Ended December 31, 2015
Reserves deducted from assets to which they apply	Balance at beginning of period	Change in reserves/writedowns from 2014 to 2015	Balance at end of period
Allowance for losses:
Conventional first mortgage loans and other loans	$3,464	$500	$3,964

	Year Ended December 31, 2014
Reserves deducted from assets to which they apply	Balance at beginning of period	Change in reserves/writedowns from 2013 to 2014	Balance at end of period
Allowance for losses:
Conventional first mortgage loans and other loans	$4,461	$(997)	$3,464

	Year Ended December 31, 2013
Reserves deducted from assets to which they apply	Balance at beginning of period	Change in reserves/writedowns from 2012 to 2013	Balance at end of period
Allowance for losses:
Conventional first mortgage loans and other loans	$5,660	$(1,199)	$4,461

Exhibit Index
The following exhibits are filed as part of this Annual Report:

Exhibit    Description
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

3(a)
Amended and Restated Certificate of Incorporation of American Express Certificate Company, dated August 1, 2005, filed electronically on or about March 10, 2006 as Exhibit 3(a) to Registrant’s Form 10-K is incorporated by reference.

3(b)	By-Laws of Ameriprise Certificate Company, filed electronically on or about November 5, 2010 as Exhibit 3(b) to Registrant’s Form 10-K, are incorporated herein by reference.

10(a)
Investment Advisory and Services Agreement, dated Dec. 31, 2006, between Registrant and Columbia Management Investment Advisers, LLC (formerly RiverSource Investments, LLC), filed electronically on or about Feb 26, 2007 as Exhibit 10(a) to Post-Effective Amendment No. 35 to Registration Statement No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference.

10(b)
Distribution Agreement, dated Dec. 31, 2006, between Registrant and Ameriprise Financial Services, Inc. filed electronically on or about Feb. 26, 2007 as Exhibit 1 to Post-Effective Amendment No. 35 to Registration Statement No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference, as amended by that certain restated Exhibit A, effective May 8, 2015, filed on or about August 3, 2015 as Exhibit 10(b)i to Registrant’s Form 10-Q, is incorporated herein by reference.

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

14(a)
Code of Ethics under Rule 17j-1 for Ameriprise Certificate Company effective August 21, 2013, filed on or about November 4, 2013 as Exhibit 14(a) to Registrant’s Form 10-K, is incorporated herein by reference.

14(b)
Code of Ethics adopted under Rule 17j-1 for Registrant’s investment adviser, dated December 8, 2014, filed electronically on or about February 25, 2015 as Exhibit 14(b) to Registrant’s Form 10-K, is incorporated herein by reference.

14(c)
Code of Ethics under Rule 17j-1 for Registrant’s underwriter, dated December 2014, filed electronically on or about February 25, 2015 as Exhibit 14(c) to Registrant’s Form 10-K, is incorporated herein by reference.

24(a)	Directors’ Power of Attorney, dated February 24, 2015, filed on or about February 24, 2015 as Exhibit 24 (a) to Registrant’s Form 10-K, is incorporated herein by reference.

31.1*	Certification of Abu M. Arif pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Ross P. Palacios pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Abu M. Arif and Ross P. Palacios pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________________________________________________
* Filed electronically herewithin.

E-1