Form 10-Q
period 2016-03-31
AMERIPRISE CERTIFICATE CO
filed 2016-05-05
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2016
Common Shares (par value $10 per share)	150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY

FORM 10-Q

AMERIPRISE CERTIFICATE COMPANY

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Investment income	$27,619	$21,832
Investment expenses	7,777	6,621
Net investment income before provision for certificate reserves and income taxes	19,842	15,211
Net provision for certificate reserves	8,487	6,268
Net investment income before income taxes	11,355	8,943
Income tax expense	4,165	1,779
Net investment income, after-tax	7,190	7,164

Net realized loss on investments before income taxes	(1,202)	(921)
Income tax benefit	(421)	(322)
Net realized loss on investments, after-tax	(781)	(599)
Net income	$6,409	$6,565

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$—
Portion of loss recognized in other comprehensive loss (before taxes)	(70)	(923)
Net impairment losses recognized in net realized loss on investments	$(70)	$(923)
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net income	$6,409	$6,565
Other comprehensive income, net of tax:
Net unrealized gains on securities:
Net unrealized securities gains arising during the period	6,890	5,284
Reclassification of net securities losses included in net income	781	599
Total other comprehensive income, net of tax	7,671	5,883
Total comprehensive income	$14,080	$12,448
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2016	December 31, 2015
	(in thousands, except share amounts)
Assets
Qualified Assets
Cash and cash equivalents	$134,618	$137,557
Investments in unaffiliated issuers	5,343,467	4,937,750
Receivables	27,222	22,122
Derivative assets	23,643	18,493
Total qualified assets	5,528,950	5,115,922
Current taxes receivable from parent	—	2,803
Deferred taxes, net	1,606	1,947
Total assets	$5,530,556	$5,120,672

Liabilities and Shareholder's Equity
Liabilities
Certificate reserves	$5,187,952	$4,834,896
Current taxes payable to parent	6,302	—
Derivative liabilities	19,318	14,932
Payable for investment securities purchased	20,096	2,304
Due to related party and other liabilities	19,986	17,718
Total liabilities	5,253,654	4,869,850

Shareholder's Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	226,517	214,517
Total retained earnings	60,022	53,613
Accumulated other comprehensive loss, net of tax	(11,137)	(18,808)
Total shareholder's equity	276,902	250,822
Total liabilities and shareholder's equity	$5,530,556	$5,120,672
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

				Retained Earnings
	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Unappropriated	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
	(in thousands, except share data)
Balance at January 1, 2015	150,000	$1,500	$201,517	$58	$15	$40,869	$(4,028)	$239,931
Comprehensive income:
Net income	—	—	—	—	—	6,565	—	6,565
Other comprehensive income, net of tax	—	—	—	—	—	—	5,883	5,883
Total comprehensive income								12,448
Transfer from appropriated to unappropriated	—	—	—	(15)	—	15	—	—
Dividend to parent	—	—	—	—	—	(5,000)	—	(5,000)
Balance at March 31, 2015	150,000	$1,500	$201,517	$43	$15	$42,449	$1,855	$247,379

Balance at January 1, 2016	150,000	$1,500	$214,517	$8	$15	$53,590	$(18,808)	$250,822
Comprehensive income:
Net income	—	—	—	—	—	6,409	—	6,409
Other comprehensive income, net of tax	—	—	—	—	—	—	7,671	7,671
Total comprehensive income								14,080
Transfer from appropriated to unappropriated	—	—	—	(7)	—	7	—	—
Receipt of capital from parent	—	—	12,000	—	—	—	—	12,000
Balance at March 31, 2016	150,000	$1,500	$226,517	$1	$15	$60,006	$(11,137)	$276,902
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash Flows from Operating Activities
Net income	$6,409	$6,565
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, accretion of discounts, net	6,378	6,572
Deferred income tax provision (benefit)	(35)	228
Net realized loss (gain) on Available-for-Sale securities	1,132	(2)
Other-than-temporary impairments and provision for loan loss	70	923
Changes in operating assets and liabilities:
Dividends and interest receivable	(5,004)	(2,234)
Certificate reserves, net	841	(430)
Deferred taxes, net	(4,131)	(3,623)
Current taxes payable to/receivable from parent, net	9,105	1,310
Derivatives, net of collateral	(164)	566
Other liabilities	1,428	3,347
Other, net	146	(1,593)
Net cash provided by operating activities	16,175	11,629

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	7,036	—
Maturities, redemptions and calls	314,522	274,082
Purchases	(702,990)	(349,148)
Syndicated loans, commercial mortgage loans and real estate owned:
Sales, maturities and repayments	5,674	4,766
Purchases and fundings	(7,625)	(3,951)
Certificate loans, net	54	(5)
Net cash used in investing activities	(383,329)	(74,256)

Cash Flows from Financing Activities
Payments from certificate holders and other additions	1,159,077	662,011
Certificate maturities and cash surrenders	(806,862)	(558,866)
Capital contribution from parent	12,000	—
Dividend to parent	—	(5,000)
Net cash provided by financing activities	364,215	98,145

Net increase (decrease) in cash and cash equivalents	(2,939)	35,518
Cash and cash equivalents at beginning of period	137,557	68,632
Cash and cash equivalents at end of period	$134,618	$104,150

Supplemental disclosures including non-cash transactions:
Cash paid for income taxes	$132	$4,774
Cash paid for interest	7,300	7,325
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.  Basis of Presentation
Ameriprise Certificate Company (“ACC”), is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial” or the “Parent”). ACC is registered as an investment company under the Investment Company Act of 1940. The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). ACC uses the consolidation method of accounting for its wholly owned subsidiary, Investors Syndicate Development Corp. The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods have been made. All adjustments made were of a normal recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Annual Report on Form 10-K of ACC for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2016 (“2015 10-K”).
ACC evaluated events or transactions that occurred after the consolidated balance sheet date for potential recognition or disclosure through the date the consolidated financial statements were issued. No subsequent events or transactions were identified.
2.  Recent Accounting Pronouncements
Future Adoption of New Accounting Standards
Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the Financial Accounting Standards Board (“FASB”) updated the accounting standards on the recognition and measurement of financial instruments. The update requires entities to carry marketable equity securities, excluding investments in securities that qualify for the equity method of accounting, at fair value through net income. The update affects other aspects of accounting for equity instruments, as well as the accounting for financial liabilities utilizing the fair value option. The update eliminates the requirement to disclose the methods and assumptions used to estimate the fair value of financial assets or liabilities held at cost on the balance sheet and requires entities to use the exit price notion when measuring the fair value of financial instruments. The standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for certain provisions. Generally, the update should be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity at the beginning of the period of adoption. ACC is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.
Revenue from Contracts with Customers
In May 2014, the FASB updated the accounting standards for revenue from contracts with customers. The update provides a five step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other standards). The standard also updates the accounting for certain costs associated with obtaining and fulfilling a customer contract. In addition, the standard requires disclosure of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB updated the accounting standards to defer the effective date by one year. In March 2016, the FASB updated the accounting standards to provide clarification on determining if an entity is a principal or an agent in revenue transactions involving third parties. The key provisions of the update include assessing which entity controls the good or service and whether the nature of the transaction is to provide the good or service or arrange for that good or service to be provided by another entity. In April 2016, the FASB updated the accounting standards to provide clarification on the identification of performance obligations in contracts with customers and licensing implementation guidance. The standards are effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted for interim and annual periods beginning after December 15, 2016. The standard may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. ACC is currently evaluating the impact of the standard on its consolidated results of operations, financial condition and disclosures.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

3.  Investments
Investments in unaffiliated issuers were as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Available-for-Sale securities:
Fixed maturities, at fair value (amortized cost: 2016, $5,161,136; 2015, $4,768,263)	$5,139,839	$4,734,442
Common stocks, at fair value (cost: 2016, $2,273; 2015, $2,273)	5,891	6,237
Commercial mortgage loans and syndicated loans, at cost (less allowance for loan losses: 2016, $3,964; 2015, $3,964; fair value: 2016, $197,928; 2015, $195,595)	197,105	196,385
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	632	686
Total	$5,343,467	$4,937,750
Available-for-Sale securities distributed by type were as follows:

	March 31, 2016
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$2,725,748	$11,909	$(34,665)	$2,702,992	$(4,019)
Corporate debt securities	1,483,028	6,079	(3,503)	1,485,604	3
Commercial mortgage backed securities	398,238	2,783	(388)	400,633	—
Asset backed securities	497,998	1,657	(5,830)	493,825	—
State and municipal obligations	55,747	599	—	56,346	—
U.S. government and agencies obligations	377	62	—	439	—
Common stocks	2,273	3,812	(194)	5,891	1,962
Total	$5,163,409	$26,901	$(44,580)	$5,145,730	$(2,054)

	December 31, 2015
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$2,543,904	$9,628	$(29,686)	$2,523,846	$(3,707)
Corporate debt securities	1,426,967	842	(11,344)	1,416,465	3
Commercial mortgage backed securities	318,962	1,534	(1,125)	319,371	—
Asset backed securities	428,694	1,509	(5,161)	425,042	—
State and municipal obligations	49,359	73	(140)	49,292	—
U.S. government and agencies obligations	377	49	—	426	—
Common stocks	2,273	4,179	(215)	6,237	2,185
Total	$4,770,536	$17,814	$(47,671)	$4,740,679	$(1,519)
(1) Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income (loss). Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.
As of March 31, 2016 and December 31, 2015, investment securities with a fair value of $100 thousand and $22 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

At March 31, 2016 and December 31, 2015, fixed maturity securities comprised approximately 94% and 93%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. At March 31, 2016 and December 31, 2015, approximately $168.5 million and $193.0 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC, using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

	March 31, 2016			December 31, 2015
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$2,224,423	$2,223,327	43%	$1,909,817	$1,903,427	40%
AA	344,940	342,270	7	328,041	326,326	7
A	669,995	665,861	13	705,780	700,629	15
BBB	1,744,619	1,739,698	34	1,647,627	1,633,796	35
Below investment grade	177,159	168,683	3	176,998	170,264	3
Total fixed maturities	$5,161,136	$5,139,839	100%	$4,768,263	$4,734,442	100%
At March 31, 2016 and December 31, 2015, approximately 64% and 66%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	March 31, 2016
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	93	$1,167,456	$(11,087)	119	$822,485	$(23,578)	212	$1,989,941	$(34,665)
Corporate debt securities	37	389,985	(1,703)	14	107,900	(1,800)	51	497,885	(3,503)
Commercial mortgage backed securities	8	42,062	(249)	2	20,763	(139)	10	62,825	(388)
Asset backed securities	24	142,265	(2,212)	14	246,461	(3,618)	38	388,726	(5,830)
Common stocks	2	543	(92)	2	150	(102)	4	693	(194)
Total	164	$1,742,311	$(15,343)	151	$1,197,759	$(29,237)	315	$2,940,070	$(44,580)

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Description of Securities	December 31, 2015
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	91	$1,147,485	$(8,645)	112	$778,481	$(21,041)	203	$1,925,966	$(29,686)
Corporate debt securities	81	1,055,464	(9,109)	13	116,913	(2,235)	94	1,172,377	(11,344)
Commercial mortgage backed securities	16	127,376	(922)	1	15,776	(203)	17	143,152	(1,125)
Asset backed securities	23	127,431	(1,156)	13	243,721	(4,005)	36	371,152	(5,161)
State and municipal obligations	13	34,829	(140)	—	—	—	13	34,829	(140)
Common stocks	2	522	(166)	2	91	(49)	4	613	(215)
Total	226	$2,493,107	$(20,138)	141	$1,154,982	$(27,533)	367	$3,648,089	$(47,671)
As part of ACC’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is primarily attributable to a decrease in interest rates partially offset by a widening of credit spreads.
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on available-for-sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive loss:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Beginning balance	$51,966	$64,913
Reductions for securities sold during the period (realized)	(5,550)	—
Credit losses for which an other-than-temporary impairment was previously recognized	70	923
Ending balance	$46,486	$65,836
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss):

	Net Unrealized Investment Gains (Losses)	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance at January 1, 2015	$(6,380)	$2,352	$(4,028)
Net unrealized securities gains arising during the period (1)	8,396	(3,112)	5,284
Reclassification of losses included in net income	921	(322)	599
Balance at March 31, 2015	$2,937	$(1,082)	$1,855	(2)

Balance at January 1, 2016	$(29,858)	$11,050	$(18,808)
Net unrealized securities gains arising during the period (1)	10,977	(4,087)	6,890
Reclassification of losses included in net income	1,202	(421)	781
Balance at March 31, 2016	$(17,679)	$6,542	$(11,137)	(2)
(1) Net unrealized securities gains (losses) arising during the period include other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Includes $1.3 million and $2.4 million of noncredit related impairments on securities and net unrealized securities gains (losses) on previously impaired securities at March 31, 2016 and 2015, respectively.
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Gross realized gains	$25	$2
Gross realized losses	(1,157)	—
Other-than-temporary impairments	(70)	(923)
Total	$(1,202)	$(921)
Other-than-temporary impairments for the three months ended March 31, 2016 and 2015 related to credit losses on non-agency residential mortgage backed securities.
Available-for-Sale securities by contractual maturity at March 31, 2016 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$302,647	$302,418
Due after one year through five years	1,227,655	1,230,951
Due after five years through 10 years	8,638	8,746
Due after 10 years	212	274
	1,539,152	1,542,389
Residential mortgage backed securities	2,725,748	2,702,992
Commercial mortgage backed securities	398,238	400,633
Asset backed securities	497,998	493,825
Common stocks	2,273	5,891
Total	$5,163,409	$5,145,730
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
Allowance for Loan Losses
The following table presents a rollforward of the allowance for loan losses for commercial mortgage loans and syndicated loans for the three months ended and the ending balance of the allowance for loan losses by impairment method:

	March 31,
	2016	2015
	(in thousands)
Beginning balance	$3,964	$3,464
Charge-offs	—	—
Provisions	—	—
Ending balance	$3,964	$3,464

Individually evaluated for impairment	$—	$—
Collectively evaluated for impairment	3,964	3,464
The recorded investment in commercial mortgage loans and syndicated loans by impairment method was as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Individually evaluated for impairment	$3,866	$4,173
Collectively evaluated for impairment	197,203	196,176
Total	$201,069	$200,349
At March 31, 2016 and December 31, 2015, ACC’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $3.9 million and $4.2 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to ACC’s total loan balance.
During the three months ended March 31, 2016 and 2015, ACC purchased $1.3 million and $1.7 million, respectively, of syndicated loans. There were no significant sales of financing receivables during the three months ended March 31, 2016 and 2015.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $1.9 million as of March 31, 2016 and December 31, 2015. All other loans were considered to be performing.
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 1.6% and 1.7% of total commercial mortgage loans as of March 31, 2016 and December 31, 2015, respectively. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, ACC reviews the concentrations of credit risk by region and property type.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(in thousands)
East North Central	$3,257	$3,327	3%	3%
East South Central	5,959	6,107	6	6
Middle Atlantic	9,725	6,477	9	6
Mountain	6,225	6,347	6	6
New England	7,468	7,544	7	8
Pacific	24,331	24,715	24	25
South Atlantic	29,569	29,971	29	31
West North Central	9,150	9,385	9	9
West South Central	7,766	6,378	7	6
	103,450	100,251	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$101,109	$97,910
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(in thousands)
Apartments	$31,246	$28,576	30%	29%
Industrial	17,266	15,510	17	15
Office	8,863	8,955	9	9
Retail	33,623	34,384	32	34
Hotel	1,061	1,100	1	1
Other	11,391	11,726	11	12
	103,450	100,251	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$101,109	$97,910
Syndicated Loans
The recorded investment in syndicated loans at March 31, 2016 and December 31, 2015 was $97.6 million and $100.1 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at both March 31, 2016 and December 31, 2015 were $1.9 million, which represents 2% of total syndicated loans at both March 31, 2016 and December 31, 2015.
Troubled Debt Restructurings
There were no loans restructured by ACC during the three months ended March 31, 2016 and March 31, 2015. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

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
Valuation Hierarchy
ACC categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by ACC’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$133,399	$—	$133,399
Available-for-Sale securities:
Residential mortgage backed securities	—	2,547,982	155,010	2,702,992
Corporate debt securities	—	1,317,914	167,690	1,485,604
Commercial mortgage backed securities	—	400,633	—	400,633
Asset backed securities	—	473,505	20,320	493,825
State and municipal obligations	—	56,346	—	56,346
U.S. government and agencies obligations	439	—	—	439
Common stocks	1,971	3,846	74	5,891
Total Available-for-Sale securities	2,410	4,800,226	343,094	5,145,730
Equity derivative contracts	—	23,643	—	23,643
Total assets at fair value	$2,410	$4,957,268	$343,094	$5,302,772

Liabilities
Certificate reserves	$—	$5,048	$—	$5,048
Equity derivative contracts	3	19,315	—	19,318
Total liabilities at fair value	$3	$24,363	$—	$24,366

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$134,537	$—	$134,537
Available-for-Sale securities:
Residential mortgage backed securities	—	2,327,512	196,334	2,523,846
Corporate debt securities	—	1,226,161	190,304	1,416,465
Commercial mortgage backed securities	—	319,371	—	319,371
Asset backed securities	—	395,527	29,515	425,042
State and municipal obligations	—	49,292	—	49,292
U.S. government and agencies obligations	426	—	—	426
Common stocks	1,941	4,067	229	6,237
Total Available-for-Sale securities	2,367	4,321,930	416,382	4,740,679
Equity derivative contracts	—	18,493	—	18,493
Total assets at fair value	$2,367	$4,474,960	$416,382	$4,893,709

Liabilities
Certificate reserves	$—	$4,130	$—	$4,130
Equity derivative contracts	4	14,928	—	14,932
Total liabilities at fair value	$4	$19,058	$—	$19,062
The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities							Total
	Residential Mortgage Backed Securities		Corporate Debt Securities		Asset Backed Securities		Common Stocks
	(in thousands)
Balance, January 1, 2016	$196,334		$190,304		$29,515		$229	$416,382
Total gains (losses) included in:
Net income	166	(1)	(1,342)	(2)	14	(1)	—	(1,162)
Other comprehensive income	(3,052)		1,728		1		—	(1,323)
Purchases	—		—		789		—	789
Settlements	(13,839)		(23,000)		—		—	(36,839)
Transfers into Level 3	—		—		—		—	—
Transfers out of Level 3	(24,599)		—		(9,999)		(155)	(34,753)
Balance, March 31, 2016	$155,010		$167,690		$20,320		$74	$343,094
Change in unrealized gains (losses) relating to Level 3 assets held at March 31, 2016 included in:
Investment income	$166		$(195)		$14		—	$(15)
(1) Included in investment income in the Consolidated Statements of Operations.
(2) Realized loss of $1.1 million included in net realized loss on investments and amortization of $206 thousand included in investment income in the Consolidated Statements of Operations.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities				Total
	Residential Mortgage Backed Securities	Corporate Debt Securities	Asset Backed Securities	Common Stocks
	(in thousands)
Balance, January 1, 2015	$196,558	$165,501	$18,188	$908	$381,155
Total gains (losses) included in:
Net income	(118)	(163)	18	—	(263)	(1)
Other comprehensive income	302	1,214	(18)	(47)	1,451
Purchases	85,268	—	—	—	85,268
Settlements	(8,666)	—	(2,002)	—	(10,668)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(32,043)	—	—	—	(32,043)
Balance, March 31, 2015	$241,301	$166,552	$16,186	$861	$424,900
Change in unrealized gains (losses) relating to Level 3 assets held at March 31, 2015 included in:
Investment income	$(118)	$(163)	$18	$—	$(263)
(1) Included in investment income in the Consolidated Statements of Operations.
Securities transferred from Level 3 primarily represent securities with fair values that are now obtained from a third-party pricing service with observable inputs. ACC recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each transfer occurred. For assets and liabilities held at the end of the reporting periods that are measured at fair value on a recurring basis, there were no transfers between Level 1 and Level 2.
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets:

	March 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Corporate debt securities (private placements)	$167,687	Discounted cash flow	Yield/spread to U.S. Treasuries	1.3% - 2.0% (1.5%)

	December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Corporate debt securities (private placements)	$190,301	Discounted cash flow	Yield/spread to U.S. Treasuries	1.2% - 1.9% (1.4%)
Level 3 measurements not included in the table above are obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to ACC.
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Available-for-Sale Securities
When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from third-party pricing services, non-binding broker quotes, or other model-based valuation techniques. Level 1 securities primarily include U.S. Treasuries and common stocks. Level 2 securities primarily include residential mortgage backed securities, corporate bonds, commercial mortgage backed securities, asset backed securities, state and municipal obligations and common stock. The fair value of these Level 2 securities is based on a market approach with prices obtained from third-party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes. Level 3 securities primarily include certain non-agency residential mortgage backed securities, corporate bonds, commercial mortgage backed securities, asset backed securities and common stocks. The fair value of corporate bonds, non-agency residential mortgage backed securities, commercial mortgage backed securities and certain asset backed securities classified as Level 3 is typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to ACC. ACC’s privately placed corporate bonds are typically based on a single non-binding broker quote. In addition to the general pricing controls, ACC reviews the broker prices to ensure that the broker quotes are reasonable and, when available, compares prices of privately issued securities to public issues from the same issuer to ensure that the implicit illiquidity premium applied to the privately placed investment is reasonable considering investment characteristics, maturity, and average life of the investment.
In consideration of the above, management is responsible for the fair values recorded on the financial statements. Prices received from third-party pricing services are subjected to exception reporting that identifies investments with significant daily price movements as well as no movements. ACC reviews the exception reporting and resolves the exceptions through reaffirmation of the price or recording an appropriate fair value estimate. ACC also performs subsequent transaction testing. ACC performs annual due diligence of third-party pricing services. ACC’s due diligence procedures include assessing the vendor’s valuation qualifications, control environment, analysis of asset-class specific valuation methodologies, and understanding of sources of market observable assumptions and unobservable assumptions, if any, employed in the valuation methodology. ACC also considers the results of its exception reporting controls and any resulting price challenges that arise.
Derivatives
The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at March 31, 2016 and December 31, 2015. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
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

	March 31, 2016
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$95,996	$—	$91,688	$2,525	$94,213
Commercial mortgage loans	101,109	—	—	103,715	103,715
Certificate loans	632	—	632	—	632
Financial Liabilities
Certificate reserves	$5,182,904	$—	$—	$5,173,492	$5,173,492

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2015
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$98,475	$—	$93,224	$2,947	$96,171
Commercial mortgage loans	97,910	—	—	99,424	99,424
Certificate loans	686	—	686	—	686
Financial Liabilities
Certificate reserves	$4,830,766	$—	$—	$4,822,541	$4,822,541
Syndicated Loans
The fair value of syndicated loans is obtained from a third-party pricing service or non-binding broker quotes. Syndicated loans that are priced using a market approach with observable inputs are classified as Level 2 and loans priced using a single non-binding broker quote are classified as Level 3.
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
Certificate Reserves
The fair value of investment certificate reserves is determined by discounting cash flows using discount rates that reflect current pricing for contracts with similar terms and characteristics, with adjustments for early withdrawal behavior, penalty fees, expense margin and ACC’s nonperformance risk specific to these liabilities. Given the use of significant unobservable inputs to this valuation, the measurement is classified as Level 3.
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	March 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$23,643	$—	$23,643	$(19,315)	$(2,730)	$1,598
Total	$23,643	$—	$23,643	$(19,315)	$(2,730)	$1,598

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$18,493	$—	$18,493	$(14,928)	$(1,950)	$1,615
Total	$18,493	$—	$18,493	$(14,928)	$(1,950)	$1,615
 (1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	March 31, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$19,315	$—	$19,315	$(19,315)	$—	$—
Exchange-traded	3	—	3	—	—	3
Total	$19,318	$—	$19,318	$(19,315)	$—	$3

	December 31, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$14,928	$—	$14,928	$(14,928)	$—	$—
Exchange-traded	4	—	4	—	—	4
Total	$14,932	$—	$14,932	$(14,928)	$—	$4
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

ACC uses derivatives as economic hedges of equity risk related to stock market certificates. ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	March 31, 2016			December 31, 2015
		Gross Fair Value			Gross Fair Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
Derivatives not designated as hedging instruments			(in thousands)
Equity contracts(1)	$938,261	$23,643	$19,318	$935,957	$18,493	$14,932
Embedded derivatives
Stock market certificates(2)	N/A	—	5,048	N/A	—	4,130
Total derivatives	$938,261	$23,643	$24,366	$935,957	$18,493	$19,062
N/A Not applicable
(1) The gross fair value of equity contracts is included in Derivative assets and Derivative liabilities on the Consolidated Balance Sheets.
(2) The gross fair value of Stock Market Certificates (“SMC”) embedded derivatives is included in Certificate reserves on the Consolidated Balance Sheets.
See Note 5 for additional information regarding ACC’s fair value measurement of derivative instruments.
The following tables present a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended March 31,
		2016	2015
Equity contracts		(in thousands)

Stock market certificates	Net provision for certificate reserves	$(534)	$497
Stock market certificates embedded derivatives	Net provision for certificate reserves	490	(292)
Total		$(44)	$205
Ameriprise SMC offer a return based upon the relative change in a major stock market index between the beginning and end of the certificate’s term. The SMC product contains an embedded derivative. The equity based return of the certificate must be separated from the host contract and accounted for as a derivative instrument. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by ACC related to the SMC product will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates, ACC purchases and writes call options on the S&P 500 Index®. ACC views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels. ACC also purchases futures on the S&P 500 Index to economically hedge its obligations. The futures are marked-to-market daily and exchange traded, exposing ACC to minimal counterparty risk.
Ameriprise Step-Up Rate Certificates (“SRC”) offer the ability to step up to a higher crediting rate based upon the then-current rate for a new SRC with the same term. ACC does not currently hedge the interest rate risk related to the SRC product. The SRC product contains an embedded derivative which was not material as of March 31, 2016.
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
9.  Shareholder’s Equity
The following table provides information related to amounts reclassified from accumulated other comprehensive loss:

AOCI Reclassification	Location of (Gain) Loss Recognized in Income	Three Months Ended March 31,
		2016	2015
		(in thousands)
Unrealized net losses on Available-for-Sale securities	Net realized loss on investments	$1,202	$921
Tax benefit	Income tax benefit	(421)	(322)
Net of tax		$781	$599
ACC received cash contributions of $12 million from Ameriprise Financial during the three months ended March 31, 2016 to maintain compliance with minimum capital requirements. These contributions were received outside of the Capital Support Agreement between Ameriprise Financial and ACC. See additional discussion on the Capital Support Agreement in our 2015 10-K.
10.  Income Taxes
The effective tax rate was 36.9% and 18.2% for the three months ended March 31, 2016 and 2015, respectively. The lower effective rate for the three months ended March 31, 2015 was due to the release of unrecognized tax benefits related to certain state income tax positions.
ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of March 31, 2016 and December 31, 2015.
As of both March 31, 2016 and December 31, 2015, ACC had $1.9 million of gross unrecognized tax benefits. If recognized, approximately $1.3 million, net of federal tax benefits, of the unrecognized tax benefits for both March 31, 2016 and December 31, 2015 would affect the effective tax rate.
Based on the current audit position of ACC, management does not expect any significant changes to the unrecognized tax benefits in the next 12 months.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized a net decrease of $1.3 million and $219 thousand in interest and penalties for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016 and December 31, 2015, ACC had a payable of $358 thousand and $1.7 million, respectively, related to accrued interest and penalties.
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

AMERIPRISE CERTIFICATE COMPANY

ITEM 2.  MANAGEMENT’S NARRATIVE ANALYSIS
The following information should be read in conjunction with Ameriprise Certificate Company’s (“ACC”) Financial Statements and related notes presented in Part I, Item 1. This discussion may contain forward-looking statements that reflect ACC’s plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed under “Forward-Looking Statements.” ACC believes it is useful to read its management’s narrative analysis in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2016 (“2015 10-K”), as well as its current reports on Form 8-K and other publicly available information.
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
Critical Accounting Policies
ACC’s critical accounting policies are discussed in detail in “Management's Narrative Analysis — Critical Accounting Policies” in its 2015 10-K.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements and their expected impact on ACC’s future results of operations or financial condition, see Note 2 to the consolidated financial statements.
Results of Operations for the Three Months Ended March 31, 2016 and 2015
ACC’s net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income trends occur largely due to changes in returns on ACC’s investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles (“GAAP”).
Net income decreased $0.2 million, or 3%, to $6.4 million for the three months ended March 31, 2016 compared to $6.6 million for the prior year period primarily due to higher investment expenses, net provision for certificate reserves, income tax expense and net realized loss on investments, partially offset by an increase in investment income.
Investment income increased $5.8 million, or 27%, to $27.6 million for the three months ended March 31, 2016 compared to $21.8 million for the prior year period reflecting higher average investment balances, an increase in the invested assets rate and a $1.3 million increase in make-whole premiums compared to the prior year period.
Investment expenses increased $1.2 million, or 18%, to $7.8 million for the three months ended March 31, 2016 compared to $6.6 million for the prior year period primarily due to higher distribution and investment advisory fees.
Net provision for certificate reserves increased $2.2 million or 35%, to $8.5 million for the three months ended March 31, 2016 compared to $6.3 million for the prior year period primarily due to higher client crediting rates and higher average certificate balances.
Net realized loss on investments before income taxes was $1.2 million for the three months ended March 31, 2016 compared to net realized loss on investments of $0.9 million for the prior year period. Net realized loss on investments for the three months ended March 31, 2016 included net realized losses from sales, tenders and calls of Available-for-Sales securities of $1.1 million and other-than-temporary impairments of $0.1 million. Net realized loss on investments for the three months ended March 31, 2015 included other-than-temporary impairments of $0.9 million. The other-than-temporary impairments for both periods related to credit losses on non-agency residential mortgage backed securities.
The effective tax rate was 36.9% for the three months ended March 31, 2016 compared to 18.2% for the prior year period. The lower effective rate for the three months ended March 31, 2015 was due to the release of unrecognized tax benefits related to certain state income tax positions.

AMERIPRISE CERTIFICATE COMPANY

Fair Value Measurements
ACC reports certain assets and liabilities at fair value; specifically, derivatives, embedded derivatives, and most investments and cash equivalents. Fair value assumes the exchange of assets or liabilities occurs in orderly transactions. Companies are not permitted to use market prices that are the result of a forced liquidation or distressed sale. ACC includes actual market prices or observable inputs in its fair value measurements to the extent available. Non-binding broker quotes are obtained when quotes from third-party pricing services are not available. ACC validates prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors. See Note 5 to the consolidated financial statements for additional information regarding ACC’s fair value measurements.
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
ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2016.
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
ITEM 1A.  RISK FACTORS
ACC is including the following revised risk factor, which should be read in conjunction with the description of risk factors provided in Part I, Item 1A of ACC’s 2015 10-K.
ACC’s business is regulated and changes in legislation or regulation may reduce ACC’s profitability and limit its growth.
ACC operates in a regulated industry. As a registered investment company, ACC must observe certain governance, disclosure, record-keeping, marketing, privacy, data protection and other operating requirements. Various regulatory and governmental bodies have the authority to review ACC’s products and business practices and to bring regulatory or other legal actions against ACC if, in their view, ACC’s practices are improper. Any enforcement actions, investigations or other proceedings brought against ACC or its directors or employees by its regulators may result in fines, injunctions or other disciplinary actions that could harm ACC’s reputation or impact ACC’s results of operations. In addition, any changes to the laws and regulations applicable to ACC’s business such as the changes effected by the U.S. Department of Labor’s publication on April 8, 2016 of its final rule pertaining to the fiduciary status of investment advice providers to retirement investors (primarily account holders in 401(k) plans and IRAs and other types of ERISA clients) and its new prohibited transaction exemptions regarding how ERISA investment advice fiduciaries can provide products manufactured by affiliates to, or engage in certain principal transactions with, retirement investors, including incremental requirements, costs and risks that may be imposed on ACC as a result of such changes, may affect the operations and financial condition of ACC.
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

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date:	May 5, 2016	By	/s/ Abu M. Arif
Abu M. Arif
Chief Executive Officer

Date:	May 5, 2016	By	/s/ Janet C. Langner
Janet C. Langner
Chief Financial Officer

AMERIPRISE CERTIFICATE COMPANY

EXHIBIT INDEX
The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description

3(a)
Amended and Restated Certificate of Incorporation of American Express Certificate Company, dated August 1, 2005, filed electronically on or about March 10, 2006 as Exhibit 3(a) to Registrant’s Form 10-K is incorporated by reference.

3(b)	By-Laws of Ameriprise Certificate Company, filed electronically on or about November 5, 2010 as Exhibit 3 (b) to Registrant’s Form 10-Q, are incorporated herein by reference.

31.1*	Certification of Abu M. Arif pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Janet C. Langner pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Abu M. Arif and Janet C. Langner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________________________________________________
* Filed electronically herewithin.

E-1