Form 10-Q
period 2016-06-30
AMERIPRISE CERTIFICATE CO
filed 2016-08-01
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2016
Common Shares (par value $10 per share)	150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY

FORM 10-Q

AMERIPRISE CERTIFICATE COMPANY

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Investment income	$28,316	$21,835	$55,935	$43,667
Investment expenses	8,058	6,749	15,835	13,370
Net investment income before provision for certificate reserves and income taxes	20,258	15,086	40,100	30,297
Net provision for certificate reserves	7,714	6,432	16,201	12,700
Net investment income before income taxes	12,544	8,654	23,899	17,597
Income tax expense	4,041	3,209	8,206	4,988
Net investment income, after-tax	8,503	5,445	15,693	12,609

Net realized gain (loss) on investments before income taxes	233	(77)	(969)	(998)
Income tax expense (benefit)	82	(27)	(339)	(349)
Net realized gain (loss) on investments, after-tax	151	(50)	(630)	(649)
Net income	$8,654	$5,395	$15,063	$11,960

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$—	$—	$—
Portion of loss recognized in other comprehensive income (loss) (before taxes)	—	—	(70)	(923)
Net impairment losses recognized in net realized loss on investments	$—	$—	$(70)	$(923)
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net income	$8,654	$5,395	$15,063	$11,960
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	11,291	(4,965)	18,181	319
Reclassification of net securities losses (gains) included in net income	(151)	50	630	649
Total other comprehensive income (loss), net of tax	11,140	(4,915)	18,811	968
Total comprehensive income	$19,794	$480	$33,874	$12,928
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2016	December 31, 2015
	(in thousands, except share amounts)
Assets
Qualified Assets
Cash and cash equivalents	$234,596	$137,557
Investments in unaffiliated issuers	5,478,053	4,937,750
Receivables	27,040	22,122
Derivative assets	31,829	18,493
Total qualified assets	5,771,518	5,115,922
Current taxes receivable from parent	—	2,803
Deferred taxes, net	1,182	1,947
Total assets	$5,772,700	$5,120,672

Liabilities and Shareholder's Equity
Liabilities
Certificate reserves	$5,406,683	$4,834,896
Current taxes payable to parent	7,419	—
Derivative liabilities	26,101	14,932
Payable for investment securities purchased	9,095	2,304
Due to related party and other liabilities	19,706	17,718
Total liabilities	5,469,004	4,869,850

Shareholder's Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	233,517	214,517
Total retained earnings	68,676	53,613
Accumulated other comprehensive income (loss), net of tax	3	(18,808)
Total shareholder's equity	303,696	250,822
Total liabilities and shareholder's equity	$5,772,700	$5,120,672
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

				Retained Earnings
	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Unappropriated	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
	(in thousands, except share data)
Balance at January 1, 2015	150,000	$1,500	$201,517	$58	$15	$40,869	$(4,028)	$239,931
Comprehensive income:
Net income	—	—	—	—	—	11,960	—	11,960
Other comprehensive income, net of tax	—	—	—	—	—	—	968	968
Total comprehensive income								12,928
Transfer from appropriated to unappropriated	—	—	—	(28)	—	28	—	—
Dividend to parent	—	—	—	—	—	(10,000)	—	(10,000)
Balance at June 30, 2015	150,000	$1,500	$201,517	$30	$15	$42,857	$(3,060)	$242,859

Balance at January 1, 2016	150,000	$1,500	$214,517	$8	$15	$53,590	$(18,808)	$250,822
Comprehensive income:
Net income	—	—	—	—	—	15,063	—	15,063
Other comprehensive income, net of tax	—	—	—	—	—	—	18,811	18,811
Total comprehensive income								33,874
Transfer from appropriated to unappropriated	—	—	—	(8)	—	8	—	—
Receipt of capital from parent	—	—	19,000	—	—	—	—	19,000
Balance at June 30, 2016	150,000	$1,500	$233,517	$—	$15	$68,661	$3	$303,696
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash Flows from Operating Activities
Net income	$15,063	$11,960
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, accretion of discounts, net	12,232	13,878
Deferred income tax benefit	(156)	(156)
Net realized loss on Available-for-Sale securities	899	75
Other-than-temporary impairments and provision for loan loss	70	923
Changes in operating assets and liabilities:
Dividends and interest receivable	(306)	363
Certificate reserves, net	671	(1,150)
Deferred taxes, net	(10,129)	(209)
Current taxes payable to/receivable from parent, net	10,222	4,714
Derivatives, net of collateral	(577)	698
Other liabilities	82	11,131
Other, net	(124)	5,579
Net cash provided by operating activities	27,947	47,806

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	7,036	26
Maturities, redemptions and calls	743,185	577,596
Purchases	(1,275,077)	(762,581)
Syndicated loans, commercial mortgage loans and real estate owned:
Sales, maturities and repayments	16,676	12,154
Purchases and fundings	(12,929)	(12,490)
Certificate loans, net	85	47
Net cash used in investing activities	(521,024)	(185,248)

Cash Flows from Financing Activities
Payments from certificate holders and other additions	2,168,232	1,375,438
Certificate maturities and cash surrenders	(1,597,116)	(1,227,442)
Capital contribution from parent	19,000	—
Dividend to parent	—	(10,000)
Net cash provided by financing activities	590,116	137,996

Net increase in cash and cash equivalents	97,039	554
Cash and cash equivalents at beginning of period	137,557	68,632
Cash and cash equivalents at end of period	$234,596	$69,186

Supplemental disclosures including non-cash transactions:
Cash paid for income taxes	$10,557	$7,712
Cash paid for interest	15,524	14,879
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
2.  Recent Accounting Pronouncements
Future Adoption of New Accounting Standards
Financial Instruments - Measurement of Credit Losses
In June 2016, the Financial Accounting Standards Board (“FASB”) updated the accounting standards related to accounting for credit losses on certain types of financial instruments. The update replaces the current incurred loss model for estimating credit losses with a new model that requires an entity to estimate the credit losses expected over the life of the asset. Generally, the initial estimate of the expected credit losses and subsequent changes in the estimate will be reported in current period earnings and recorded through an allowance for credit losses on the balance sheet. The current credit loss model for Available-for-Sale debt securities does not change; however, the credit loss calculation and subsequent recoveries are required to be recorded through an allowance. The standard is effective for interim and annual periods beginning after December 15, 2019. Early adoption will be permitted for interim and annual periods beginning after December 15, 2018. A modified retrospective cumulative adjustment to retained earnings should be recorded as of the first reporting period in which the guidance is effective for loans, receivables, and other financial instruments subject to the new expected credit loss model. Prospective adoption is required for establishing an allowance related to Available-for-Sale debt securities, certain beneficial interests, and financial assets purchased with a more-than-insignificant amount of credit deterioration since origination. ACC is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.
Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB updated the accounting standards on the recognition and measurement of financial instruments. The update requires entities to carry marketable equity securities, excluding investments in securities that qualify for the equity method of accounting, at fair value with changes in fair value reflected in net income each reporting period. The update affects other aspects of accounting for equity instruments, as well as the accounting for financial liabilities utilizing the fair value option. The update eliminates the requirement to disclose the methods and assumptions used to estimate the fair value of financial assets or liabilities held at cost on the balance sheet and requires entities to use the exit price notion when measuring the fair value of financial instruments. The standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for certain provisions. Generally, the update should be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity at the beginning of the period of adoption. ACC is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.
Revenue from Contracts with Customers
In May 2014, the FASB updated the accounting standards for revenue from contracts with customers. The update provides a five step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other standards). The standard also updates the accounting for certain costs associated with obtaining and fulfilling a customer contract and requires disclosure of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. Subsequent related updates provide clarification on certain revenue recognition guidance in the new standard. The standard is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted for interim and annual periods beginning after December 15, 2016. The standard may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. ACC is currently evaluating the impact of the standard on its consolidated results of operations, financial condition and disclosures.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

3.  Investments
Investments in unaffiliated issuers were as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Available-for-Sale securities:
Fixed maturities, at fair value (amortized cost: 2016, $5,281,700; 2015, $4,768,263)	$5,277,898	$4,734,442
Common stocks, at fair value (cost: 2016, $2,273; 2015, $2,273)	6,078	6,237
Commercial mortgage loans and syndicated loans, at cost (less allowance for loan losses: 2016, $3,964; 2015, $3,964; fair value: 2016, $196,287; 2015, $195,595)	193,476	196,385
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	601	686
Total	$5,478,053	$4,937,750
Available-for-Sale securities distributed by type were as follows:

Description of Securities	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$2,871,503	$13,283	$(29,700)	$2,855,086	$(2,026)
Corporate debt securities	1,429,271	11,574	(764)	1,440,081	3
Commercial mortgage backed securities	427,819	3,470	(262)	431,027	—
Asset backed securities	496,980	2,061	(4,291)	494,750	—
State and municipal obligations	55,750	757	—	56,507	—
U.S. government and agencies obligations	377	70	—	447	—
Common stocks	2,273	3,953	(148)	6,078	2,236
Total	$5,283,973	$35,168	$(35,165)	$5,283,976	$213

Description of Securities	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$2,543,904	$9,628	$(29,686)	$2,523,846	$(3,707)
Corporate debt securities	1,426,967	842	(11,344)	1,416,465	3
Commercial mortgage backed securities	318,962	1,534	(1,125)	319,371	—
Asset backed securities	428,694	1,509	(5,161)	425,042	—
State and municipal obligations	49,359	73	(140)	49,292	—
U.S. government and agencies obligations	377	49	—	426	—
Common stocks	2,273	4,179	(215)	6,237	2,185
Total	$4,770,536	$17,814	$(47,671)	$4,740,679	$(1,519)
(1) Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income (loss). Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.
As of June 30, 2016 and December 31, 2015, investment securities with a fair value of $76 thousand and $22 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.
At June 30, 2016 and December 31, 2015, fixed maturity securities comprised approximately 92% and 93%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. At June 30, 2016 and December 31, 2015, approximately $153.2 million and $193.0 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC, using criteria similar to those used by NRSROs.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

A summary of fixed maturity securities by rating was as follows:

Ratings	June 30, 2016			December 31, 2015
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$2,494,962	$2,496,310	47%	$1,909,817	$1,903,427	40%
AA	327,260	324,931	6	328,041	326,326	7
A	632,495	630,272	12	705,780	700,629	15
BBB	1,675,295	1,679,882	32	1,647,627	1,633,796	35
Below investment grade	151,688	146,503	3	176,998	170,264	3
Total fixed maturities	$5,281,700	$5,277,898	100%	$4,768,263	$4,734,442	100%
At June 30, 2016 and December 31, 2015, approximately 61% and 66%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	June 30, 2016
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	86	$1,094,525	$(9,021)	125	$805,234	$(20,679)	211	$1,899,759	$(29,700)
Corporate debt securities	8	91,446	(255)	9	63,261	(509)	17	154,707	(764)
Commercial mortgage backed securities	11	68,785	(168)	3	20,470	(94)	14	89,255	(262)
Asset backed securities	15	75,129	(1,383)	15	247,413	(2,908)	30	322,542	(4,291)
Common stocks	2	561	(74)	2	178	(74)	4	739	(148)
Total	122	$1,330,446	$(10,901)	154	$1,136,556	$(24,264)	276	$2,467,002	$(35,165)

Description of Securities	December 31, 2015
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	91	$1,147,485	$(8,645)	112	$778,481	$(21,041)	203	$1,925,966	$(29,686)
Corporate debt securities	81	1,055,464	(9,109)	13	116,913	(2,235)	94	1,172,377	(11,344)
Commercial mortgage backed securities	16	127,376	(922)	1	15,776	(203)	17	143,152	(1,125)
Asset backed securities	23	127,431	(1,156)	13	243,721	(4,005)	36	371,152	(5,161)
State and municipal obligations	13	34,829	(140)	—	—	—	13	34,829	(140)
Common stocks	2	522	(166)	2	91	(49)	4	613	(215)
Total	226	$2,493,107	$(20,138)	141	$1,154,982	$(27,533)	367	$3,648,089	$(47,671)
As part of ACC’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is attributable to a decrease in interest rates as well as a tightening of credit spreads.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on available-for-sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Beginning balance	$46,486	$65,836	$51,966	$64,913
Reductions for securities sold during the period (realized)	—	(14,502)	(5,550)	(14,502)
Credit losses for which an other-than-temporary impairment was previously recognized	—	—	70	923
Ending balance	$46,486	$51,334	$46,486	$51,334
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
The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss):

	Net Unrealized Investment Gains (Losses)	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance at January 1, 2015	$(6,380)	$2,352	$(4,028)
Net unrealized securities gains arising during the period (1)	535	(216)	319
Reclassification of losses included in net income	998	(349)	649
Balance at June 30, 2015	$(4,847)	$1,787	$(3,060)	(2)

Balance at January 1, 2016	$(29,858)	$11,050	$(18,808)
Net unrealized securities gains arising during the period (1)	28,892	(10,711)	18,181
Reclassification of losses included in net income	969	(339)	630
Balance at June 30, 2016	$3	$—	$3	(2)
(1) Net unrealized securities gains (losses) arising during the period include other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Includes $0.1 million and $2.0 million of noncredit related impairments on securities and net unrealized securities gains (losses) on previously impaired securities at June 30, 2016 and 2015, respectively.
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Gross realized gains	$233	$24	$258	$26
Gross realized losses	—	(101)	(1,157)	(101)
Other-than-temporary impairments	—	—	(70)	(923)
Total	$233	$(77)	$(969)	$(998)
Other-than-temporary impairments for the six months ended June 30, 2016 and 2015 related to credit losses on non-agency residential mortgage backed securities.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Available-for-Sale securities by contractual maturity at June 30, 2016 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$372,662	$372,948
Due after one year through five years	1,098,906	1,109,873
Due after five years through 10 years	13,618	13,932
Due after 10 years	212	282
	1,485,398	1,497,035
Residential mortgage backed securities	2,871,503	2,855,086
Commercial mortgage backed securities	427,819	431,027
Asset backed securities	496,980	494,750
Common stocks	2,273	6,078
Total	$5,283,973	$5,283,976
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
Allowance for Loan Losses
The following table presents a rollforward of the allowance for loan losses for commercial mortgage loans and syndicated loans for the six months ended and the ending balance of the allowance for loan losses by impairment method:

	June 30,
	2016	2015
	(in thousands)
Beginning balance	$3,964	$3,464
Charge-offs	—	—
Provisions	—	—
Ending balance	$3,964	$3,464

Individually evaluated for impairment	$—	$—
Collectively evaluated for impairment	3,964	3,464
The recorded investment in commercial mortgage loans and syndicated loans by impairment method was as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Individually evaluated for impairment	$3,843	$4,173
Collectively evaluated for impairment	193,597	196,176
Total	$197,440	$200,349
As of June 30, 2016 and December 31, 2015, ACC’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $3.8 million and $4.2 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to ACC’s total loan balance.
During the three and six months ended June 30, 2016, ACC purchased $5.3 million and $6.6 million, respectively, of syndicated loans. During the three and six months ended June 30, 2015, ACC purchased $3.4 million and $5.1 million, respectively, of syndicated loans. There were no sales of financing receivables during the three and six months ended June 30, 2016 and 2015.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $2.2 million and $1.9 million as of June 30, 2016 and December 31, 2015, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 1.6% and 1.7% of total commercial mortgage loans as of June 30, 2016 and December 31, 2015, respectively. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, ACC reviews the concentrations of credit risk by region and property type.
Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(in thousands)
East North Central	$3,186	$3,327	3%	3%
East South Central	5,810	6,107	6	6
Middle Atlantic	9,501	6,477	9	6
Mountain	6,101	6,347	6	6
New England	7,391	7,544	7	8
Pacific	23,934	24,715	24	25
South Atlantic	31,140	29,971	31	31
West North Central	7,515	9,385	7	9
West South Central	7,573	6,378	7	6
	102,151	100,251	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$99,810	$97,910
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(in thousands)
Apartments	$29,477	$28,576	29%	29%
Industrial	17,003	15,510	17	15
Office	10,709	8,955	10	9
Retail	32,887	34,384	32	34
Hotel	1,022	1,100	1	1
Other	11,053	11,726	11	12
	102,151	100,251	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$99,810	$97,910
Syndicated Loans
The recorded investment in syndicated loans at June 30, 2016 and December 31, 2015 was $95.3 million and $100.1 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at June 30, 2016 and December 31, 2015 were $2.2 million and $1.9 million, respectively, which represents 2% of total syndicated loans at both June 30, 2016 and December 31, 2015.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Troubled Debt Restructurings
There were no loans restructured by ACC during the three months and six months ended June 30, 2016 and June 30, 2015. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.
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
Valuation Hierarchy
ACC categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by ACC’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$221,555	$—	$221,555
Available-for-Sale securities:
Residential mortgage backed securities	—	2,717,977	137,109	2,855,086
Corporate debt securities	—	1,286,914	153,167	1,440,081
Commercial mortgage backed securities	—	431,027	—	431,027
Asset backed securities	—	459,451	35,299	494,750
State and municipal obligations	—	56,507	—	56,507
U.S. government and agencies obligations	447	—	—	447
Common stocks	1,804	4,200	74	6,078
Total Available-for-Sale securities	2,251	4,956,076	325,649	5,283,976
Equity derivative contracts	16	31,813	—	31,829
Total assets at fair value	$2,267	$5,209,444	$325,649	$5,537,360

Liabilities
Certificate reserves	$—	$6,702	$—	$6,702
Equity derivative contracts	—	26,101	—	26,101
Total liabilities at fair value	$—	$32,803	$—	$32,803

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$134,537	$—	$134,537
Available-for-Sale securities:
Residential mortgage backed securities	—	2,327,512	196,334	2,523,846
Corporate debt securities	—	1,226,161	190,304	1,416,465
Commercial mortgage backed securities	—	319,371	—	319,371
Asset backed securities	—	395,527	29,515	425,042
State and municipal obligations	—	49,292	—	49,292
U.S. government and agencies obligations	426	—	—	426
Common stocks	1,941	4,067	229	6,237
Total Available-for-Sale securities	2,367	4,321,930	416,382	4,740,679
Equity derivative contracts	—	18,493	—	18,493
Total assets at fair value	$2,367	$4,474,960	$416,382	$4,893,709

Liabilities
Certificate reserves	$—	$4,130	$—	$4,130
Equity derivative contracts	4	14,928	—	14,932
Total liabilities at fair value	$4	$19,058	$—	$19,062
The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities				Total
	Residential Mortgage Backed Securities	Corporate Debt Securities	Asset Backed Securities	Common Stocks
	(in thousands)
Balance, April 1, 2016	$155,010	$167,690	$20,320	$74	$343,094
Total gains (losses) included in:
Net income	181	(177)	42	—	46	(1)
Other comprehensive income	1,682	654	(63)	—	2,273
Purchases	—	—	15,000	—	15,000
Settlements	(19,764)	(15,000)	—	—	(34,764)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Balance, June 30, 2016	$137,109	$153,167	$35,299	$74	$325,649

Change in unrealized gains (losses) relating to Level 3 assets held at June 30, 2016 included in:
Investment income	$181	$(143)	$42	—	$80
(1) Included in investment income in the Consolidated Statements of Operations.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities					Total
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks
	(in thousands)
Balance, April 1, 2015	$241,301	$166,552	$—	$16,186	$861	$424,900
Total gains (losses) included in:
Net income	(30)	(163)	—	46	—	(147)	(1)
Other comprehensive income	10	(627)	—	(182)	(13)	(812)
Purchases	100,548	4,182	9,992	7,500	—	122,222
Settlements	(11,963)	—	—	(7,000)	—	(18,963)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	(61,181)	—	—	—	(483)	(61,664)
Balance, June 30, 2015	$268,685	$169,944	$9,992	$16,550	$365	$465,536

Change in unrealized gains (losses) relating to Level 3 assets held at June 30, 2015 included in:
Investment income	$(30)	$(163)	$—	$46	$—	$(147)
(1) Included in investment income in the Consolidated Statements of Operations.

	Available-for-Sale Securities							Total
	Residential Mortgage Backed Securities		Corporate Debt Securities		Asset Backed Securities		Common Stocks
	(in thousands)
Balance, January 1, 2016	$196,334		$190,304		$29,515		$229	$416,382
Total gains (losses) included in:
Net income	346	(1)	(1,519)	(2)	56	(1)	—	(1,117)
Other comprehensive income	(1,370)		2,382		(62)		—	950
Purchases	—		—		15,789		—	15,789
Settlements	(33,602)		(38,000)		—		—	(71,602)
Transfers into Level 3	—		—		—		—	—
Transfers out of Level 3	(24,599)		—		(9,999)		(155)	(34,753)
Balance, June 30, 2016	$137,109		$153,167		$35,299		$74	$325,649

Change in unrealized gains (losses) relating to Level 3 assets held at June 30, 2016 included in:
Investment income	$346		$(285)		$56		$—	$117
(1) Included in investment income in the Consolidated Statements of Operations.
(2) Realized loss of $1.1 million included in net realized loss on investments and amortization of $383 thousand included in investment income in the Consolidated Statements of Operations.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities					Total
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks
	(in thousands)
Balance, January 1, 2015	$196,558	$165,501	$—	$18,188	$908	$381,155
Total gains (losses) included in:
Net income	(148)	(327)	—	64	—	(411)	(1)
Other comprehensive income	311	588	—	(199)	(60)	640
Purchases	185,817	4,182	9,992	7,500	—	207,491
Settlements	(20,629)	—	—	(9,003)	—	(29,632)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	(93,224)	—	—	—	(483)	(93,707)
Balance, June 30, 2015	$268,685	$169,944	$9,992	$16,550	$365	$465,536

Change in unrealized gains (losses) relating to Level 3 assets held at June 30, 2015 included in:
Investment income	$(111)	$(327)	$—	$64	$—	$(374)
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets:

	June 30, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Corporate debt securities (private placements)	$153,164	Discounted cash flow	Yield/spread to U.S. Treasuries	1.2% - 2.1% (1.4%)

	December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Corporate debt securities (private placements)	$190,301	Discounted cash flow	Yield/spread to U.S. Treasuries	1.2% - 1.9% (1.4%)
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
Derivatives
The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at June 30, 2016 and December 31, 2015. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
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

	June 30, 2016
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$93,666	$—	$88,061	$4,758	$92,819
Commercial mortgage loans	99,810	—	—	103,468	103,468
Certificate loans	601	—	601	—	601
Financial Liabilities
Certificate reserves	$5,399,981	$—	$—	$5,390,768	$5,390,768

	December 31, 2015
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$98,475	$—	$93,224	$2,947	$96,171
Commercial mortgage loans	97,910	—	—	99,424	99,424
Certificate loans	686	—	686	—	686
Financial Liabilities
Certificate reserves	$4,830,766	$—	$—	$4,822,541	$4,822,541
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	June 30, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$31,813	$—	$31,813	$(26,101)	$(3,720)	$1,992
Exchange-traded	16	—	16	—	—	16
Total	$31,829	$—	$31,829	$(26,101)	$(3,720)	$2,008

	December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$18,493	$—	$18,493	$(14,928)	$(1,950)	$1,615
Total	$18,493	$—	$18,493	$(14,928)	$(1,950)	$1,615
 (1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	June 30, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$26,101	$—	$26,101	$(26,101)	$—	$—
Total	$26,101	$—	$26,101	$(26,101)	$—	$—

	December 31, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$14,928	$—	$14,928	$(14,928)	$—	$—
Exchange-traded	4	—	4	—	—	4
Total	$14,932	$—	$14,932	$(14,928)	$—	$4
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
ACC uses derivatives as economic hedges of equity risk related to stock market certificates. ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	June 30, 2016			December 31, 2015
		Gross Fair Value			Gross Fair Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Equity contracts(1)	$928,095	$31,829	$26,101	$935,957	$18,493	$14,932
Embedded derivatives
Stock market certificates(2)	N/A	—	6,702	N/A	—	4,130
Total derivatives	$928,095	$31,829	$32,803	$935,957	$18,493	$19,062
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
The following tables present a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
		(in thousands)
Equity contracts
Stock market certificates	Net provision for certificate reserves	$103	$178	$(431)	$675
Stock market certificates embedded derivatives	Net provision for certificate reserves	(486)	(56)	4	(348)
Total		$(383)	$122	$(427)	$327
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Ameriprise Step-Up Rate Certificates (“SRC”) offer the ability to step up to a higher crediting rate based upon the then-current rate for a new SRC with the same term. ACC does not currently hedge the interest rate risk related to the SRC product. The SRC product contains an embedded derivative which was not material as of June 30, 2016.
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
9.  Shareholder’s Equity
The following table provides information related to amounts reclassified from accumulated other comprehensive income (loss):

AOCI Reclassification	Location of (Gain) Loss Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
		(in thousands)
Unrealized net losses (gains) on Available-for-Sale securities	Net realized loss (gain) on investments	$(233)	$77	$969	$998
Tax expense (benefit)	Income tax expense (benefit)	82	(27)	(339)	(349)
Net of tax		$(151)	$50	$630	$649
ACC received cash contributions of $7 million and $19 million from Ameriprise Financial during the three months and six months ended June 30, 2016, respectively, to maintain compliance with minimum capital requirements. These contributions were received outside of the Capital Support Agreement between Ameriprise Financial and ACC. ACC did not receive any capital contributions from Ameriprise Financial during the three months and six months ended June 30, 2015. See additional discussion on the Capital Support Agreement in our 2015 10-K.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

10.  Income Taxes
The effective tax rate was 32.3% and 37.1% for the three months ended June 30, 2016 and 2015, respectively. The lower effective rate for the three months ended June 30, 2016 was due to the release of unrecognized tax benefits related to certain state income tax positions. The effective tax rate was 34.3% and 28.0% for the six months ended June 30, 2016 and 2015, respectively. The lower effective rate for the six months ended June 30, 2015 was due to the release of unrecognized tax benefits related to certain state income tax positions.
ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of both June 30, 2016 and December 31, 2015.
As of June 30, 2016 and December 31, 2015, ACC had $1.3 million and $1.9 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $832 thousand and $1.3 million, net of federal tax benefits, of the unrecognized tax benefits as of June 30, 2016 and December 31, 2015, respectively, would affect the effective tax rate.
Based on the current audit position of ACC, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $654 thousand in the next 12 months.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized a net decrease of $142 thousand and $1.4 million in interest and penalties for the three months and six months ended June 30, 2016, respectively. ACC recognized a net increase of $36 thousand and a net decrease of $183 thousand in interest and penalties for the three months and six months ended June 30, 2015, respectively. At June 30, 2016 and December 31, 2015, ACC had a payable of $216 thousand and $1.7 million, respectively, related to accrued interest and penalties.
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
Results of Operations for the Six Months Ended June 30, 2016 and 2015
ACC’s net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income trends occur largely due to changes in returns on ACC’s investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles (“GAAP”).
Net income increased $3.1 million, or 26%, to $15.1 million for the six months ended June 30, 2016 compared to $12.0 million for the prior year period primarily due to higher investment income, partially offset by higher investment expenses, net provision for certificate reserves and income tax expense.
Investment income increased $12.2 million, or 28%, to $55.9 million for the six months ended June 30, 2016 compared to $43.7 million for the prior year period reflecting higher average investment balances, an increase in the invested assets rate primarily driven by higher short-term interest rates and a $1.3 million make-whole premium received during the six months ended June 30, 2016.
Investment expenses increased $2.4 million, or 18%, to $15.8 million for the six months ended June 30, 2016 compared to $13.4 million for the prior year period primarily due to higher distribution and investment advisory fees.
Net provision for certificate reserves increased $3.5 million or 28%, to $16.2 million for the six months ended June 30, 2016 compared to $12.7 million for the prior year period primarily due to higher average certificate balances and higher client crediting rates.
The effective tax rate was 34.3% for the six months ended June 30, 2016 compared to 28.0% for the prior year period. The lower effective rate for the six months ended June 30, 2015 was due to the release of unrecognized tax benefits related to certain state income tax positions.
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
ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2016.
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
ITEM 1A.  RISK FACTORS
ACC is including the following revised risk factor, which should be read in conjunction with the description of risk factors provided in Part I, Item 1A of ACC’s 2015 10-K and in ACC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.
Changes in and the adoption of accounting standards or inaccurate estimates or assumptions in applying accounting policies could have a material impact on ACC’s financial statements and changes in the regulation of independent registered public accounting firms are present with increasing frequency in connection with broader market reforms.
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
ACC prepares its financial statements in accordance with U.S. generally accepted accounting principles. From time to time, the Financial Accounting Standards Board, the SEC and other regulators may change the financial accounting and reporting standards governing the preparation of ACC’s financial statements. In addition, the conduct of ACC’s independent registered public accounting firm is overseen by the Public Company Accounting Oversight Board. These and other regulators may make additional inquiries regarding, or change their application of, existing laws and regulations regarding ACC’s independent auditor, financial statements or other financial reports and the possibility of such additional inquiries or changes is increasing in frequency in connection with broader market reforms. These changes are difficult to predict, and could impose additional governance, internal control and disclosure demands. In some cases, ACC could be required to apply a new or revised standard retroactively, resulting in ACC restating prior period financial statements. It is possible that the changes could have a material adverse effect on ACC’s financial condition and results of operations. For example, PricewaterhouseCoopers LLP (“PwC”) informed ACC that it has identified a potential issue related to its independence under Rule 2-01(c)(1)(ii)(A) of Regulation S-X (referred to as the “Loan Rule”). The Loan Rule prohibits accounting firms, such as PwC, from being deemed independent if they have certain financial relationships with their audit clients or certain affiliates of those clients. Pursuant to the SEC’s application of the Loan Rule, PwC has advised ACC that certain relationships between PwC and its lenders who also are record owners of various funds in the Columbia Threadneedle family of funds (collectively, the “Columbia Threadneedle Funds”) or certain other entities within the Ameriprise Financial investment company complex, may implicate the Loan Rule. On June 20, 2016, the Staff of the SEC issued a “no-action” letter confirming that it would not recommend that the SEC commence enforcement action against an unrelated fund that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. The SEC Staff stated that the relief under the letter is temporary and will expire 18 months after the issuance of the letter. If it was determined that PwC was not independent, or ACC does not receive some form of exemptive relief, among other things, the financial statements audited by PwC and the interim financial statements reviewed by PwC may have to be audited and reviewed, respectively, by another independent registered public accounting firm. PwC has advised us that, based on its knowledge and analyses of ACC’s facts and circumstances, it is not aware of any facts that would preclude reliance by ACC, its affiliates and other entities within the Ameriprise Financial investment company complex on the no-action letter. PwC has also affirmed to ACC that they are able to exercise objective and impartial judgment in their audits of ACC, its affiliates and the Columbia Threadneedle Funds, are independent accountants within the meaning of PCAOB Rule 3520 and in their view can continue to serve as ACC’s independent registered public accounting firm.
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

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date:	August 1, 2016	By	/s/ Abu M. Arif
Abu M. Arif
Chief Executive Officer

Date:	August 1, 2016	By	/s/ Janet C. Langner
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

3(b)	By-Laws of Ameriprise Certificate Company, filed electronically on or about November 5, 2010 as Exhibit 3 (b) to Registrant’s Form 10-Q, are incorporated herein by reference.

31.1*	Certification of Abu M. Arif pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Janet C. Langner pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of Abu M. Arif and Janet C. Langner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________________________________________________
* Filed electronically herewithin.

E-1