Form 10-Q
period 2016-09-30
AMERIPRISE CERTIFICATE CO
filed 2016-11-02
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2016
Common Shares (par value $10 per share)	150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY

FORM 10-Q
INDEX

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Consolidated Statements of Operations — Three months and nine months ended September 30, 2016 and 2015	3
Consolidated Statements of Comprehensive Income — Three months and nine months ended September 30, 2016 and 2015	4
Consolidated Balance Sheets — September 30, 2016 and December 31, 2015	5
Consolidated Statements of Shareholder's Equity — Nine months ended September 30, 2016 and 2015	6
Consolidated Statements of Cash Flows — Nine months ended September 30, 2016 and 2015	7
Notes to Consolidated Financial Statements	8
1. Basis of Presentation	8
2. Recent Accounting Pronouncements	8
3. Investments	9
4. Commercial Mortgage, Syndicated and Certificate Loans	13
5. Fair Values of Assets and Liabilities	15
6. Offsetting Assets and Liabilities	21
7. Derivatives and Hedging Activities	22
8. Contingencies	23
9. Shareholder’s Equity	23
10. Income Taxes	24
Item 2. Management’s Narrative Analysis	25
Item 4. Controls and Procedures	26

Part II. Other Information	27
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 6. Exhibits	27
Signatures	28
Exhibit Index	E-1

AMERIPRISE CERTIFICATE COMPANY

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Investment income	$29,130	$22,974	$85,065	$66,641
Investment expenses	8,308	7,028	24,143	20,398
Net investment income before provision for certificate reserves and income taxes	20,822	15,946	60,922	46,243
Net provision for certificate reserves	11,505	6,889	27,706	19,589
Net investment income before income taxes	9,317	9,057	33,216	26,654
Income tax expense	3,344	3,086	11,550	8,074
Net investment income, after-tax	5,973	5,971	21,666	18,580

Net realized gain (loss) on investments before income taxes	1,031	(579)	62	(1,577)
Income tax expense (benefit)	360	(203)	21	(552)
Net realized gain (loss) on investments, after-tax	671	(376)	41	(1,025)
Net income	$6,644	$5,595	$21,707	$17,555

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$—	$—	$—
Portion of loss recognized in other comprehensive income (loss) (before taxes)	(1)	—	(71)	(923)
Net impairment losses recognized in net realized gain (loss) on investments	$(1)	$—	$(71)	$(923)
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net income	$6,644	$5,595	$21,707	$17,555
Other comprehensive income, net of tax:
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	4,631	(132)	22,812	187
Reclassification of net securities losses (gains) included in net income	(671)	215	(41)	864
Total other comprehensive income, net of tax	3,960	83	22,771	1,051
Total comprehensive income	$10,604	$5,678	$44,478	$18,606
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2016	December 31, 2015
	(in thousands, except share amounts)
Assets
Qualified Assets
Cash and cash equivalents	$195,525	$137,557
Investments in unaffiliated issuers	5,760,879	4,937,750
Receivables	31,176	22,122
Derivative assets	36,712	18,493
Total qualified assets	6,024,292	5,115,922
Current taxes receivable from parent	—	2,803
Deferred taxes, net	859	1,947
Total assets	$6,025,151	$5,120,672

Liabilities and Shareholder's Equity
Liabilities
Certificate reserves	$5,646,316	$4,834,896
Current taxes payable to parent	1,197	—
Derivative liabilities	30,164	14,932
Payable for investment securities purchased	2,729	2,304
Due to related party and other liabilities	24,445	17,718
Total liabilities	5,704,851	4,869,850

Shareholder's Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	239,517	214,517
Total retained earnings	75,320	53,613
Accumulated other comprehensive income (loss), net of tax	3,963	(18,808)
Total shareholder's equity	320,300	250,822
Total liabilities and shareholder's equity	$6,025,151	$5,120,672
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

				Retained Earnings
	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Unappropriated	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
	(in thousands, except share data)
Balance at January 1, 2015	150,000	$1,500	$201,517	$58	$15	$40,869	$(4,028)	$239,931
Comprehensive income:
Net income	—	—	—	—	—	17,555	—	17,555
Other comprehensive income, net of tax	—	—	—	—	—	—	1,051	1,051
Total comprehensive income								18,606
Transfer from appropriated to unappropriated	—	—	—	(40)	—	40	—	—
Dividend to parent	—	—	—	—	—	(10,000)	—	(10,000)
Receipt of capital from parent	—	—	3,000	—	—	—	—	3,000
Balance at September 30, 2015	150,000	$1,500	$204,517	$18	$15	$48,464	$(2,977)	$251,537

Balance at January 1, 2016	150,000	$1,500	$214,517	$8	$15	$53,590	$(18,808)	$250,822
Comprehensive income:
Net income	—	—	—	—	—	21,707	—	21,707
Other comprehensive income, net of tax	—	—	—	—	—	—	22,771	22,771
Total comprehensive income								44,478
Transfer from appropriated to unappropriated	—	—	—	(8)	—	8	—	—
Receipt of capital from parent	—	—	25,000	—	—	—	—	25,000
Balance at September 30, 2016	150,000	$1,500	$239,517	$—	$15	$75,305	$3,963	$320,300
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash Flows from Operating Activities
Net income	$21,707	$17,555
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, accretion of discounts, net	17,622	21,079
Deferred income tax benefit	(27)	(195)
Net realized (gain) loss on Available-for-Sale securities	(133)	404
Other-than-temporary impairments and provision for loan loss	71	1,173
Changes in operating assets and liabilities:
Dividends and interest receivable	(4,707)	(4,575)
Certificate reserves, net	3,986	(3,322)
Deferred taxes, net	(12,261)	(177)
Current taxes payable to/receivable from parent, net	4,000	2,457
Derivatives, net of collateral	(87)	665
Other liabilities	3,398	(2,744)
Other, net	(48)	5,144
Net cash provided by operating activities	33,521	37,464

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	7,036	8,066
Maturities, redemptions and calls	1,173,295	845,506
Purchases	(2,017,710)	(1,136,019)
Syndicated loans, commercial mortgage loans and real estate owned:
Sales, maturities and repayments	46,331	23,542
Purchases and fundings	(17,085)	(51,569)
Certificate loans, net	146	167
Net cash used in investing activities	(807,987)	(310,307)

Cash Flows from Financing Activities
Payments from certificate holders and other additions	3,183,717	2,181,579
Certificate maturities and cash surrenders	(2,376,283)	(1,853,095)
Capital contribution from parent	25,000	3,000
Dividend to parent	—	(10,000)
Net cash provided by financing activities	832,434	321,484

Net increase in cash and cash equivalents	57,968	48,641
Cash and cash equivalents at beginning of period	137,557	68,632
Cash and cash equivalents at end of period	$195,525	$117,273

Supplemental disclosures including non-cash transactions:
Cash paid for income taxes	$17,827	$11,133
Cash paid for interest	25,413	21,751
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
In the third quarter of 2016, ACC recorded an out-of-period correction related to its Stock Market Certificate reserves. The correction was a $1.8 million increase to net provision for certificate reserves on the consolidated statement of operations, offset by a related increase in certificate reserves on the consolidated balance sheet. The previously reported pretax income for the three months and six months ended June 30, 2016 was overstated by $1.8 million ($1.2 million after-tax).
ACC evaluated events or transactions that occurred after the consolidated balance sheet date for potential recognition or disclosure through the date the consolidated financial statements were issued. No subsequent events or transactions were identified.
2.  Recent Accounting Pronouncements
Future Adoption of New Accounting Standards
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments
In August 2016, the Financial Accounting Standards Board (“FASB”) updated the accounting standards related to classification of certain cash receipts and cash payments on the statement of cash flows because current standards lacked sufficient guidance to consistently classify cash payments and receipts. The update includes amendments addressing the classification of eight specific cash flow issues. The standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted and all amendments must be adopted during the same period. ACC is currently evaluating the impact of the standard, but does not expect adoption of the standard to have a material impact on its consolidated cash flows.
Financial Instruments - Measurement of Credit Losses
In June 2016, the FASB updated the accounting standards related to accounting for credit losses on certain types of financial instruments. The update replaces the current incurred loss model for estimating credit losses with a new model that requires an entity to estimate the credit losses expected over the life of the asset. Generally, the initial estimate of the expected credit losses and subsequent changes in the estimate will be reported in current period earnings and recorded through an allowance for credit losses on the balance sheet. The current credit loss model for Available-for-Sale debt securities does not change; however, the credit loss calculation and subsequent recoveries are required to be recorded through an allowance. The standard is effective for interim and annual periods beginning after December 15, 2019. Early adoption will be permitted for interim and annual periods beginning after December 15, 2018. A modified retrospective cumulative adjustment to retained earnings should be recorded as of the first reporting period in which the guidance is effective for loans, receivables, and other financial instruments subject to the new expected credit loss model. Prospective adoption is required for establishing an allowance related to Available-for-Sale debt securities, certain beneficial interests, and financial assets purchased with a more-than-insignificant amount of credit deterioration since origination. ACC is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
3.  Investments
Investments in unaffiliated issuers were as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Available-for-Sale securities:
Fixed maturities, at fair value (amortized cost: 2016, $5,583,459; 2015, $4,768,263)	$5,585,597	$4,734,442
Common stocks, at fair value (cost: 2016, $2,313; 2015, $2,273)	6,464	6,237
Commercial mortgage loans and syndicated loans, at cost (less allowance for loan losses: 2016, $3,755; 2015, $3,964; fair value: 2016, $169,338; 2015, $195,595)	168,278	196,385
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	540	686
Total	$5,760,879	$4,937,750
Available-for-Sale securities distributed by type were as follows:

Description of Securities	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$3,021,219	$14,293	$(23,801)	$3,011,711	$(544)
Corporate debt securities	1,534,472	9,894	(545)	1,543,821	3
Commercial mortgage backed securities	426,557	2,669	(315)	428,911	—
Asset backed securities	551,896	1,803	(2,613)	551,086	—
State and municipal obligations	48,939	693	(6)	49,626	—
U.S. government and agencies obligations	376	66	—	442	—
Common stocks	2,313	4,317	(166)	6,464	2,316
Total	$5,585,772	$33,735	$(27,446)	$5,592,061	$1,775

Description of Securities	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$2,543,904	$9,628	$(29,686)	$2,523,846	$(3,707)
Corporate debt securities	1,426,967	842	(11,344)	1,416,465	3
Commercial mortgage backed securities	318,962	1,534	(1,125)	319,371	—
Asset backed securities	428,694	1,509	(5,161)	425,042	—
State and municipal obligations	49,359	73	(140)	49,292	—
U.S. government and agencies obligations	377	49	—	426	—
Common stocks	2,273	4,179	(215)	6,237	2,185
Total	$4,770,536	$17,814	$(47,671)	$4,740,679	$(1,519)
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

As of September 30, 2016 and December 31, 2015, investment securities with a fair value of $66 thousand and $22 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.
At September 30, 2016 and December 31, 2015, fixed maturity securities comprised approximately 94% and 93%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. At September 30, 2016 and December 31, 2015, approximately $149.0 million and $193.0 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC, using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	September 30, 2016			December 31, 2015
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$2,779,439	$2,783,262	50%	$1,909,817	$1,903,427	40%
AA	318,688	316,956	6	328,041	326,326	7
A	639,929	638,660	11	705,780	700,629	15
BBB	1,703,273	1,707,431	31	1,647,627	1,633,796	35
Below investment grade	142,130	139,288	2	176,998	170,264	3
Total fixed maturities	$5,583,459	$5,585,597	100%	$4,768,263	$4,734,442	100%
At September 30, 2016 and December 31, 2015, approximately 60% and 66%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	September 30, 2016
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	73	$974,923	$(4,397)	135	$884,318	$(19,404)	208	$1,859,241	$(23,801)
Corporate debt securities	24	271,979	(389)	6	45,146	(156)	30	317,125	(545)
Commercial mortgage backed securities	10	74,545	(267)	2	14,766	(48)	12	89,311	(315)
Asset backed securities	14	71,650	(1,029)	13	195,423	(1,584)	27	267,073	(2,613)
State and municipal obligations	3	4,564	(6)	—	—	—	3	4,564	(6)
Common stocks	—	—	—	3	662	(166)	3	662	(166)
Total	124	$1,397,661	$(6,088)	159	$1,140,315	$(21,358)	283	$2,537,976	$(27,446)

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Description of Securities	December 31, 2015
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	91	$1,147,485	$(8,645)	112	$778,481	$(21,041)	203	$1,925,966	$(29,686)
Corporate debt securities	81	1,055,464	(9,109)	13	116,913	(2,235)	94	1,172,377	(11,344)
Commercial mortgage backed securities	16	127,376	(922)	1	15,776	(203)	17	143,152	(1,125)
Asset backed securities	23	127,431	(1,156)	13	243,721	(4,005)	36	371,152	(5,161)
State and municipal obligations	13	34,829	(140)	—	—	—	13	34,829	(140)
Common stocks	2	522	(166)	2	91	(49)	4	613	(215)
Total	226	$2,493,107	$(20,138)	141	$1,154,982	$(27,533)	367	$3,648,089	$(47,671)
As part of ACC’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is attributable to a decrease in interest rates and a tightening of credit spreads.
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on available-for-sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Beginning balance	$46,486	$51,334	$51,966	$64,913
Reductions for securities sold during the period (realized)	—	—	(5,550)	(14,502)
Credit losses for which an other-than-temporary impairment was previously recognized	1	—	71	923
Ending balance	$46,487	$51,334	$46,487	$51,334
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
The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss):

	Net Unrealized Investment Gains (Losses)	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance at January 1, 2015	$(6,380)	$2,352	$(4,028)
Net unrealized securities gains arising during the period (1)	336	(149)	187
Reclassification of losses included in net income	1,327	(463)	864
Balance at September 30, 2015	$(4,717)	$1,740	$(2,977)	(2)

Balance at January 1, 2016	$(29,858)	$11,050	$(18,808)
Net unrealized securities gains arising during the period (1)	36,209	(13,397)	22,812
Reclassification of gains included in net income	(62)	21	(41)
Balance at September 30, 2016	$6,289	$(2,326)	$3,963	(2)

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(1) Net unrealized securities gains (losses) arising during the period include other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Includes $1.2 million and $(1.6) million of noncredit related impairments on securities and net unrealized securities gains (losses) on previously impaired securities at September 30, 2016 and 2015, respectively.
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Gross realized gains	$1,032	$73	$1,290	$99
Gross realized losses	—	(402)	(1,157)	(503)
Other-than-temporary impairments	(1)	—	(71)	(923)
Total	$1,031	$(329)	$62	$(1,327)
Other-than-temporary impairments for the three months and nine months ended September 30, 2016 and the nine months ended September 30, 2015 are related to credit losses on non-agency residential mortgage backed securities.
Available-for-Sale securities by contractual maturity at September 30, 2016 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$371,894	$372,468
Due after one year through five years	1,201,695	1,210,862
Due after five years through 10 years	9,986	10,282
Due after 10 years	212	277
	1,583,787	1,593,889
Residential mortgage backed securities	3,021,219	3,011,711
Commercial mortgage backed securities	426,557	428,911
Asset backed securities	551,896	551,086
Common stocks	2,313	6,464
Total	$5,585,772	$5,592,061
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
Allowance for Loan Losses
The following table presents a rollforward of the allowance for loan losses for commercial mortgage loans and syndicated loans for the nine months ended and the ending balance of the allowance for loan losses by impairment method:

	September 30,
	2016	2015
	(in thousands)
Beginning balance	$3,964	$3,464
Charge-offs	(209)	—
Provisions	—	250
Ending balance	$3,755	$3,714

Individually evaluated for impairment	$—	$—
Collectively evaluated for impairment	3,755	3,714
The recorded investment in commercial mortgage loans and syndicated loans by impairment method was as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Individually evaluated for impairment	$3,423	$4,173
Collectively evaluated for impairment	168,610	196,176
Total	$172,033	$200,349
As of September 30, 2016 and December 31, 2015, ACC’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $3.4 million and $4.2 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to ACC’s total loan balance.
During the three months and nine months ended September 30, 2016, ACC purchased $4.4 million and $11.0 million, respectively, of syndicated loans. During the three months and nine months ended September 30, 2015, ACC purchased $47.1 million and $52.2 million, respectively, of syndicated loans. There were no sales of financing receivables during the three months and nine months ended September 30, 2016. During the three months and nine months ended September 30, 2015, ACC sold $0.3 million of syndicated loans.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $1.9 million as of both September 30, 2016 and December 31, 2015. All other loans were considered to be performing.
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 1.9% and 1.7% of total commercial mortgage loans as of September 30, 2016 and December 31, 2015, respectively. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, ACC reviews the concentrations of credit risk by region and property type.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(in thousands)
East North Central	$3,115	$3,327	4%	3%
East South Central	5,660	6,107	7	6
Middle Atlantic	9,266	6,477	11	6
Mountain	5,976	6,347	7	6
New England	7,313	7,544	9	8
Pacific	11,873	24,715	14	25
South Atlantic	24,057	29,971	30	31
West North Central	7,385	9,385	9	9
West South Central	7,374	6,378	9	6
	82,019	100,251	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$79,678	$97,910
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(in thousands)
Apartments	$14,850	$28,576	18%	29%
Industrial	16,727	15,510	20	15
Office	6,638	8,955	8	9
Retail	32,111	34,384	40	34
Hotel	982	1,100	1	1
Other	10,711	11,726	13	12
	82,019	100,251	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$79,678	$97,910
Syndicated Loans
The recorded investment in syndicated loans at September 30, 2016 and December 31, 2015 was $90.0 million and $100.1 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at both September 30, 2016 and December 31, 2015 were $1.9 million, which represents 2% of total syndicated loans at both September 30, 2016 and December 31, 2015.
Troubled Debt Restructurings
During the three months and nine months ended September 30, 2016, ACC restructured two syndicated loans and received one loan and common stock in exchange with a recorded investment of $156 thousand. The troubled debt restructuring did not have a material impact to ACC’s allowance for loan losses or income recognized for the three months and nine months ended September 30, 2016. There were no loans restructured by ACC during the three months and nine months ended September 30, 2015. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

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
Valuation Hierarchy
ACC categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by ACC’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$187,332	$—	$187,332
Available-for-Sale securities:
Residential mortgage backed securities	—	2,847,478	164,233	3,011,711
Corporate debt securities	—	1,394,786	149,035	1,543,821
Commercial mortgage backed securities	—	428,911	—	428,911
Asset backed securities	—	518,372	32,714	551,086
State and municipal obligations	—	49,626	—	49,626
U.S. government and agencies obligations	442	—	—	442
Common stocks	1,881	4,096	487	6,464
Total Available-for-Sale securities	2,323	5,243,269	346,469	5,592,061
Equity derivative contracts	9	36,703	—	36,712
Total assets at fair value	$2,332	$5,467,304	$346,469	$5,816,105

Liabilities
Certificate reserves	$—	$7,780	$—	$7,780
Equity derivative contracts	—	30,164	—	30,164
Total liabilities at fair value	$—	$37,944	$—	$37,944

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$134,537	$—	$134,537
Available-for-Sale securities:
Residential mortgage backed securities	—	2,327,512	196,334	2,523,846
Corporate debt securities	—	1,226,161	190,304	1,416,465
Commercial mortgage backed securities	—	319,371	—	319,371
Asset backed securities	—	395,527	29,515	425,042
State and municipal obligations	—	49,292	—	49,292
U.S. government and agencies obligations	426	—	—	426
Common stocks	1,941	4,067	229	6,237
Total Available-for-Sale securities	2,367	4,321,930	416,382	4,740,679
Equity derivative contracts	—	18,493	—	18,493
Total assets at fair value	$2,367	$4,474,960	$416,382	$4,893,709

Liabilities
Certificate reserves	$—	$4,130	$—	$4,130
Equity derivative contracts	4	14,928	—	14,932
Total liabilities at fair value	$4	$19,058	$—	$19,062
The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Asset Backed Securities	Common Stocks	Total
	(in thousands)
Balance, July 1, 2016	$137,109	$153,167	$35,299	$74	$325,649
Total gains (losses) included in:
Net income	114	(105)	45	—	54	(1)
Other comprehensive income	1,666	(27)	(67)	53	1,625
Purchases	37,386	—	12,500	—	49,886
Settlements	(12,042)	(4,000)	—	—	(16,042)
Transfers into Level 3	—	—	—	360	360
Transfers out of Level 3	—	—	(15,063)	—	(15,063)
Balance, September 30, 2016	$164,233	$149,035	$32,714	$487	$346,469

Change in unrealized gains (losses) relating to Level 3 assets held at September 30, 2016 included in:
Investment income	$114	$(99)	$45	$—	$60
(1) Included in investment income in the Consolidated Statements of Operations.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in thousands)
Balance, July 1, 2015	$268,685	$169,944	$9,992	$16,550	$365	$465,536
Total gains (losses) included in:
Net income	59	(369)	—	50	—	(260)	(1)
Other comprehensive income	(696)	(108)	—	450	3	(351)
Purchases	55,551	32,502	—	4,474	—	92,527
Settlements	(13,615)	—	—	(7,500)	—	(21,115)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	(68,091)	—	(9,992)	—	(198)	(78,281)
Balance, September 30, 2015	$241,893	$201,969	$—	$14,024	$170	$458,056

Change in unrealized gains (losses) relating to Level 3 assets held at September 30, 2015 included in:
Investment income	$59	$(369)	$—	$50	$—	$(260)
(1) Included in investment income in the Consolidated Statements of Operations.

	Available-for-Sale Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Asset Backed Securities	Common Stocks	Total
	(in thousands)
Balance, January 1, 2016	$196,334	$190,304	$29,515	$229	$416,382
Total gains (losses) included in:
Net income	460	(1,624)	101	—	(1,063)	(1)
Other comprehensive income	296	2,355	(129)	53	2,575
Purchases	37,386	—	28,289	—	65,675
Settlements	(45,644)	(42,000)	—	—	(87,644)
Transfers into Level 3	—	—	—	360	360
Transfers out of Level 3	(24,599)	—	(25,062)	(155)	(49,816)
Balance, September 30, 2016	$164,233	$149,035	$32,714	$487	$346,469

Change in unrealized gains (losses) relating to Level 3 assets held at September 30, 2016 included in:
Investment income	$460	$(295)	$101	$—	$266
(1) Represents a $1.1 million loss included in net realized gain (loss) on investments and a $73 thousand gain included in investment income in the Consolidated Statements of Operations.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in thousands)
Balance, January 1, 2015	$196,558	$165,501	$—	$18,188	$908	$381,155
Total gains (losses) included in:
Net income	(89)	(696)	—	114	—	(671)	(1)
Other comprehensive income	(384)	479	—	250	(57)	288
Purchases	241,367	36,685	9,992	11,974	—	300,018
Settlements	(34,244)	—	—	(16,502)	—	(50,746)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	(161,315)	—	(9,992)	—	(681)	(171,988)
Balance, September 30, 2015	$241,893	$201,969	$—	$14,024	$170	$458,056

Change in unrealized gains (losses) relating to Level 3 assets held at September 30, 2015 included in:
Investment income	$89	$(696)	$—	$114	$—	$(493)
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets:

	September 30, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Corporate debt securities (private placements)	$149,032	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0% - 1.8% (1.2%)

	December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Corporate debt securities (private placements)	$190,301	Discounted cash flow	Yield/spread to U.S. Treasuries	1.2% - 1.9% (1.4%)
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
Derivatives
The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at September 30, 2016 and December 31, 2015. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
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

	September 30, 2016
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$88,600	$—	$85,539	$3,207	$88,746
Commercial mortgage loans	79,678	—	—	80,592	80,592
Certificate loans	540	—	540	—	540
Financial Liabilities
Certificate reserves	$5,638,536	$—	$—	$5,632,274	$5,632,274

	December 31, 2015
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$98,475	$—	$93,224	$2,947	$96,171
Commercial mortgage loans	97,910	—	—	99,424	99,424
Certificate loans	686	—	686	—	686
Financial Liabilities
Certificate reserves	$4,830,766	$—	$—	$4,822,541	$4,822,541
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	September 30, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$36,704	$—	$36,704	$(30,164)	$(4,992)	$1,548
Exchange-traded	8	—	8	—	—	8
Total	$36,712	$—	$36,712	$(30,164)	$(4,992)	$1,556

	December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$18,493	$—	$18,493	$(14,928)	$(1,950)	$1,615
Total	$18,493	$—	$18,493	$(14,928)	$(1,950)	$1,615
 (1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	September 30, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$30,164	$—	$30,164	$(30,164)	$—	$—
Total	$30,164	$—	$30,164	$(30,164)	$—	$—

	December 31, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$14,928	$—	$14,928	$(14,928)	$—	$—
Exchange-traded	4	—	4	—	—	4
Total	$14,932	$—	$14,932	$(14,928)	$—	$4
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
ACC uses derivatives as economic hedges of equity risk related to stock market certificates. ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	September 30, 2016			December 31, 2015
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Equity contracts(1)	$921,713	$36,712	$30,164	$935,957	$18,493	$14,932
Embedded derivatives
Stock market certificates(2)	N/A	—	7,780	N/A	—	4,130
Total derivatives	$921,713	$36,712	$37,944	$935,957	$18,493	$19,062
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
The following tables present a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
		(in thousands)
Equity contracts
Stock market certificates	Net provision for certificate reserves	$1,475	$(2,327)	$1,044	$(1,652)
Stock market certificates embedded derivatives	Net provision for certificate reserves	(1,338)	2,095	(1,334)	1,747
Total		$137	$(232)	$(290)	$95
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Ameriprise Step-Up Rate Certificates (“SRC”) offer the ability to step up to a higher crediting rate based upon the then-current rate for a new SRC with the same term. ACC does not currently hedge the interest rate risk related to the SRC product. The SRC product contains an embedded derivative which was not material as of September 30, 2016.
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
9.  Shareholder’s Equity
The following table provides information related to amounts reclassified from accumulated other comprehensive income (loss):

AOCI Reclassification	Location of (Gain) Loss Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
		(in thousands)
Unrealized net losses (gains) on Available-for-Sale securities	Net realized loss (gain) on investments	$(1,031)	$329	$(62)	$1,327
Tax expense (benefit)	Income tax expense (benefit)	360	(114)	21	(463)
Net of tax		$(671)	$215	$(41)	$864
ACC received cash contributions of $6 million and $25 million from Ameriprise Financial during the three months and nine months ended September 30, 2016, respectively, to maintain compliance with minimum capital requirements. These contributions were received outside of the Capital Support Agreement between Ameriprise Financial and ACC. ACC received cash contributions of $3 million from Ameriprise Financial during the three months and nine months ended September 30, 2015. See additional discussion on the Capital Support Agreement in ACC’s 2015 10-K.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

10.  Income Taxes
The effective tax rate was 35.8% and 34.1% for the three months ended September 30, 2016 and 2015, respectively. The higher effective tax rate for the three months ended September 30, 2016 was due to increased state income taxes. The effective tax rate was 34.8% and 30.0% for the nine months ended September 30, 2016 and 2015, respectively. The lower effective rate for the nine months ended September 30, 2015 was due to the release of unrecognized tax benefits related to certain state income tax positions.
ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of both September 30, 2016 and December 31, 2015.
As of September 30, 2016 and December 31, 2015, ACC had $1.3 million and $1.9 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $832 thousand and $1.3 million, net of federal tax benefits, of the unrecognized tax benefits as of September 30, 2016 and December 31, 2015, respectively, would affect the effective tax rate.
Based on the current audit position of ACC, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $654 thousand in the next 12 months.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized a net increase of $10 thousand and a net decrease of $1.4 million in interest and penalties for the three months and nine months ended September 30, 2016, respectively. ACC recognized a net increase of $35 thousand and a net decrease of $148 thousand in interest and penalties for the three months and nine months ended September 30, 2015, respectively. At September 30, 2016 and December 31, 2015, ACC had a payable of $227 thousand and $1.7 million, respectively, related to accrued interest and penalties.
ACC files income tax returns, as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial, in the U.S. federal jurisdiction, and various states jurisdictions. The Internal Revenue Service (“IRS”) has completed its examinations of the 1997 through 2011 tax returns and these years are effectively settled; however, the statutes of limitation, except for 2007, remain open for certain carryover adjustments. The IRS is currently auditing Ameriprise Financial’s U.S. income tax returns for 2012 and 2013. Ameriprise Financial’s or certain of its subsidiaries’, including ACC’s, state income tax returns are currently under examination by various jurisdictions for years ranging from 2005 through 2014. State income tax examinations prior to 2005 are effectively settled; however, the statutes of limitation are open in certain jurisdictions back to 1997 due to potential carryover adjustments related to the IRS audit.

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
Results of Operations for the Nine Months Ended September 30, 2016 and 2015
ACC’s net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income trends occur largely due to changes in returns on ACC’s investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles (“GAAP”).
Net income increased $4.1 million, or 23%, to $21.7 million for the nine months ended September 30, 2016 compared to $17.6 million for the prior year period primarily due to higher investment income and changes in net realized gain (loss) on investments, partially offset by higher investment expenses, net provision for certificate reserves and income tax expense.
Investment income increased $18.5 million, or 28%, to $85.1 million for the nine months ended September 30, 2016 compared to $66.6 million for the prior year period reflecting higher average investment balances and an increase in the invested assets rate.
Investment expenses increased $3.7 million, or 18%, to $24.1 million for the nine months ended September 30, 2016 compared to $20.4 million for the prior year period primarily due to higher distribution and investment advisory fees.
Net provision for certificate reserves increased $8.1 million or 41%, to $27.7 million for the nine months ended September 30, 2016 compared to $19.6 million for the prior year period primarily due to higher average certificate balances and higher client crediting rates.
Net realized gain on investments before income taxes was $0.1 million for the nine months ended September 30, 2016 compared to net realized loss on investments of $1.6 million for the prior year period. Net realized loss on investments for the nine months ended September 30, 2015 included other-than-temporary impairments of $0.9 million, net realized losses from sales, tenders and calls of Available-for-Sale securities of $0.4 million and an increase in provision for syndicated loan losses of $0.3 million.
The effective tax rate was 34.8% for the nine months ended September 30, 2016 compared to 30.0% for the prior year period. The lower effective rate for the nine months ended September 30, 2015 was due to the release of unrecognized tax benefits related to certain state income tax positions.

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
ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2016.
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
ITEM 1A.  RISK FACTORS
Other than as described in ACC’s Quarterly Report on Form 10-Q for the quarters ended June 30, 2016 and March 31, 2016, there have been no material changes in the risk factors provided in Part I, Item 1A of ACC’s 2015 10-K.
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

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date:	November 2, 2016	By	/s/ Abu M. Arif
Abu M. Arif
Chief Executive Officer

Date:	November 2, 2016	By	/s/ Janet C. Langner
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