Form 10-K
period 2016-12-31
AMERIPRISE CERTIFICATE CO
filed 2017-02-23
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 30 OF THE INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
(Check one):    Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☒    Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 23, 2017
Common Stock (par value $10 per share)	150,000 shares
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
Products
As of the date of this report, ACC offered the following five different certificate products to the public:

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
Regulation
ACC is required to maintain cash and “qualified assets” meeting the standards of Section 28(b) of the 1940 Act, as modified by an exemptive order of the Securities and Exchange Commission (“SEC”). The amortized cost of such investments must be at least equal to ACC’s net liabilities on all outstanding face-amount certificates plus $250,000. ACC’s qualified assets consist of cash equivalents, residential mortgage backed securities, syndicated loans and commercial mortgage loans, U.S. government and government agency securities, municipal bonds, corporate bonds, common stocks, equity index options and other securities meeting specified standards. So long as ACC wishes to rely on the SEC order, as a condition to the order, ACC has agreed to maintain an amount of unappropriated retained earnings and capital equal to at least 5% of certificate reserves (less outstanding certificate loans). To the extent that payment of a dividend would decrease the capital ratio below the required 5%, payment of a dividend would be restricted. In determining compliance with this condition, qualified assets are valued in accordance with the provisions of Minnesota Statutes where such provisions are applicable.
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
ACC’s financial condition and results of operations may be materially affected by market fluctuations and by economic and other factors. Such factors, which can be global, regional, national or local in nature, include: (i) political, social, economic and market conditions; (ii) the availability and cost of capital; (iii) the level and volatility of equity prices, commodity prices and interest rates, currency values and other market indices; (iv) technological changes and events; (v) U.S. and foreign government fiscal and tax policies; (vi) U.S. and foreign government ability, real or perceived, to avoid defaulting on government securities; (vii) the availability and cost of credit; (viii) inflation; (ix) investor sentiment and confidence in the financial markets; (x) terrorism events and armed conflicts; and (xi) natural disasters such as weather catastrophes and widespread health emergencies. These factors also may have an impact on ACC’s ability to achieve its strategic objectives.
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
Accordingly, while certain elements of these reforms have yet to be finalized and implemented (and implemented aspects of the Dodd-Frank Act could even be changed under the new U.S. Administration), the Dodd-Frank Act has impacted and is expected to further impact the manner in which ACC markets its products and services, manages itself and its operations and interacts with regulators, all of which could materially impact ACC’s results of operations, financial condition and liquidity. Moreover, to the extent the Dodd-Frank Act and ongoing changes to regulations and oversight of the financial industry impacts the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom ACC transacts business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with ACC.
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
ACC operates in a regulated industry. As a registered investment company, ACC must observe certain governance, disclosure, record-keeping, marketing, privacy, data protection and other operating requirements. Various regulatory and governmental bodies have the authority to review ACC’s products and business practices and to bring regulatory or other legal actions against ACC if, in their view, ACC’s practices are improper. Any enforcement actions, investigations or other proceedings brought against ACC or its directors or employees of our affiliates by its regulators may result in fines, injunctions or other disciplinary actions that could harm ACC’s reputation or impact ACC’s results of operations. In addition, any changes to the laws and regulations applicable to ACC’s business such as possible changes brought about by any Department of Labor applicable regulation pertaining to the fiduciary status of investment advice providers to retirement investors (primarily account holders in 401(k) plans and IRAs and other types of ERISA clients) and its new prohibited transaction exemptions potential impact regarding how ERISA investment advice fiduciaries can provide products manufactured by affiliates to, or engage in certain principal transactions with, retirement investors, including incremental requirements, costs and risks that may be imposed on ACC as a result of such changes, may affect the operations and financial condition of ACC.
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
ACC prepares its financial statements in accordance with U.S. generally accepted accounting principles. From time to time, the Financial Accounting Standards Board, the SEC and other regulators may change the financial accounting and reporting standards governing the preparation of ACC’s financial statements. In addition, the conduct of ACC’s independent registered public accounting firm is overseen by the Public Company Accounting Oversight Board (“PCAOB”). These and other regulators may make additional inquiries regarding, or change their application of, existing laws and regulations regarding ACC’s independent auditor, financial statements or other financial reports and the possibility of such additional inquiries or changes is increasing in frequency in connection with broader market reforms. These changes are difficult to predict, and could impose additional governance, internal control and disclosure demands. In some cases, ACC could be required to apply a new or revised standard retroactively, resulting in ACC restating prior period financial statements. It is possible that the changes could have a material adverse effect on ACC’s financial condition and results of operations. For example, PricewaterhouseCoopers LLP (“PwC”) informed ACC that it has identified a potential issue related to its independence under Rule 2-01(c)(1)(ii)(A) of Regulation S-X (referred to as the “Loan Rule”). The Loan Rule prohibits accounting firms, such as PwC, from being deemed independent if they have certain financial relationships with their audit clients or certain affiliates of those clients. Pursuant to the SEC’s application of the Loan Rule, PwC has advised ACC that certain relationships between PwC and its lenders who also are record owners of various funds in the Columbia Threadneedle family of funds (collectively, the “Columbia Threadneedle Funds”) or certain other entities within the Ameriprise Financial investment company complex, may implicate the Loan Rule. On June 20, 2016, the Staff of the SEC issued a “no-action” letter confirming that it would not recommend that the SEC commence enforcement action against an unrelated fund that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. The SEC Staff stated that the relief under the letter is temporary and will expire 18 months after the issuance of the letter. If it was determined that PwC was not independent, or ACC does not receive some form of exemptive relief, among other things, the financial statements audited by PwC and the interim financial statements reviewed by PwC may have to be audited and reviewed, respectively, by another independent registered public accounting firm. PwC has advised us that, based on its knowledge and analyses of ACC’s facts and circumstances, it is not aware of any facts that would preclude reliance by ACC, its affiliates and other entities within the Ameriprise Financial investment company complex on the no-action letter. PwC has also affirmed to ACC that they are able to exercise objective and impartial judgment in their audits of ACC, its affiliates and the Columbia Threadneedle Funds, are independent accountants within the meaning of PCAOB Rule 3520 and in their view can continue to serve as ACC’s independent registered public accounting firm. ACC has considered disclosures made to it by PwC of lending relationships described by PwC, PwC’s representation that it is independent within the meaning of the Public Company Accounting Oversight Board Rule 3520 Auditor Independence, and representations made to the ACC Audit Committee by PwC that PwC believes that a reasonable investor possessing all the facts regarding the lending relationships and audit relationships would conclude that PwC is able to exhibit the requisite objectivity and impartiality to report on ACC’s financial statements as the independent registered public accounting firm. Based on the foregoing, ACC does not believe that PwC is incapable of exercising objective and impartial judgment with respect to the audit services to ACC.
Defaults in ACC’s fixed maturity securities portfolio could adversely affect ACC’s earnings.
Issuers of the fixed maturity securities owned by ACC may default on principal and interest payments. As of December 31, 2016, 4% of ACC’s invested assets had ratings below investment grade. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment grade ratings, which could default on their debt obligations.
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
ACC invests a portion of its assets in privately placed fixed income securities and mortgage loans, which are relatively illiquid. ACC’s investment manager periodically reviews ACC’s private placement investments using adopted standards to categorize such investments as liquid or illiquid. As of December 31, 2016, mortgage loans and private placement fixed income securities that have been categorized as illiquid represented approximately 4% of the carrying value of ACC’s investment portfolio. If ACC requires significant amounts of cash on short notice in excess of its normal cash requirements, ACC may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than it would otherwise have been able to realize, or both, which could have an adverse effect on ACC’s financial condition and results of operations.
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
The ability of ACC to market and sell its products is highly dependent upon external perceptions of ACC’s and its affiliates’ level of service, business practices and financial condition. Damage to the reputation of ACC or its affiliates could cause significant harm to the business and prospects of ACC and may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, any perceived or actual weaknesses in ACC’s financial strength or liquidity, technological, cybersecurity, or other security breaches resulting in improper disclosure of client or employee personal information, unethical behavior and the misconduct of employees of our affiliates, AFSI’s advisors and counterparties. Negative perceptions or publicity regarding these matters could damage ACC’s or its affiliates’ reputation among existing and potential customers, investors, employees of our affiliates and affiliated advisors. Adverse developments with respect to the financial industry may also, by association, negatively impact ACC’s reputation or result in greater regulatory or legislative scrutiny or litigation against ACC.
ACC’s reputation is also dependent on its continued identification of and mitigation against conflicts of interest, including those relating to the activities of its affiliated entities. For example, conflicts may arise between ACC’s position as a manufacturer of certificate products and the position of an ACC affiliate, AFSI, as the distributor of these products. ACC and its affiliated entities have procedures and controls in place that are designed to address conflicts of interest. However, identifying and appropriately dealing with conflicts of interest is complex and ACC’s reputation could be damaged if it fails, or appears to fail, to deal appropriately with conflicts of interest. In addition, the SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. It is possible that potential or perceived conflicts could give rise to litigation or enforcement actions. It is also possible that the regulatory scrutiny of, and litigation in connection with, conflicts of interest will make ACC’s clients less willing to enter into transactions in which such a conflict may occur, and will adversely affect ACC’s business.
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
The occurrence of natural disasters and catastrophes, including earthquakes, hurricanes, floods, tornadoes, fires, blackouts, severe winter weather, explosions, pandemic disease and man-made disasters, including acts of terrorism, insurrections and military actions, could adversely affect the results of operations or financial condition of ACC. Such disasters and catastrophes may impact ACC directly by damaging its facilities, preventing employees of our affiliates from performing their roles or otherwise disturbing its ordinary business operations. These impacts could be particularly severe to the extent they affect ACC’s computer-based data processing, transmission, storage and retrieval systems and destroy or release valuable data. Such disasters and catastrophes may also impact ACC indirectly by changing the condition and behaviors of its customers, business counterparties and regulators, as well as by causing declines or volatility in the economic and financial markets, which could in turn have an adverse effect on ACC’s investment portfolio.
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
The business of ACC and its affiliates is reliant upon internal and third-party personnel and technology systems and networks to process, transmit and store information, including sensitive client and proprietary information, and to conduct business activities and transactions with clients, AFSI’s advisors, vendors and other third parties. Maintaining the integrity of these systems and networks is critical to the success of ACC’s business operations, including our reputation, the retention of clients, and to the protection of ACC’s proprietary information and ACC’s clients’ personal information. To date, neither ACC nor its affiliates have experienced any material breaches of nor interference with these centrally controlled systems and networks, however, ACC and its affiliates routinely encounter and address such threats. For example, the cybersecurity and technological threats experienced by ACC and its affiliates have included phishing scams, account takeovers, distributed denial of service attacks, introductions of malware, attempts at electronic break-ins and the submission of fraudulent payment requests. Any such breaches or interference (including attempted breaches or interferences) by third parties or by employees of our affiliates (as well as AFSI’s independent franchisee advisors) that may occur in the future could have a material adverse impact on ACC’s business, reputation, financial condition or results of operations.
ACC and its affiliates have implemented and maintain security measures designed to protect against breaches of corporate security and other interference with corporate systems and networks resulting from attacks by third-parties, including hackers, and from employee error or malfeasance. ACC’s affiliates have implemented policies that require AFSI’s independent franchisee advisors who locally control their own technology operations to do the same. ACC and its affiliates also contractually require third party vendors, who in the provision of services to ACC and its affiliates are provided with access to systems and information pertaining to ACC’s business or its clients, to meet certain information security standards. ACC’s affiliates recommend through policies that AFSI’s independent franchisee advisors do the same. The increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity threats. As these threats, and government and regulatory oversight of associated risks, continue to evolve, ACC may be required to expend additional resources to enhance or expand upon the security measures ACC and its affiliates (as well as certain parties we do not control) currently maintain.
Despite the measures ACC and its affiliates have taken and may in the future take to address and mitigate these risks, ACC cannot assure that the systems and networks of ACC and its affiliates will not be subject to attacks, breaches or interference. Nor can ACC assure that parties its affiliates do not control will do what ACC recommends in this regard. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of ACC’s proprietary information or ACC’s clients’ personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of clients or other damage to ACC’s business. Even if ACC successfully protects its technology infrastructure and the confidentiality of sensitive data, ACC may incur significant expenses in connection with the responses to any such attacks as well as the adoption, implementation and maintenance of appropriate security measures. ACC could also suffer harm to its business and reputation if attempted security breaches are publicized regardless of whether or not harm was actually done to any client or client information. ACC cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in ACC’s systems or third-party systems ACC uses, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks used in connection with ACC’s products and services.
Protection from system interruptions and operating errors is important to ACC’s business. If ACC experiences a sustained interruption to ACC’s telecommunications or data processing systems, or other failure in operational execution, it could harm ACC’s business.
Operating errors and system or network interruptions could delay and disrupt ACC’s ability to develop, deliver or maintain products and services, or to operate compliance or risk management functions, causing harm to ACC’s business and reputation and resulting in loss of clients or revenue. Interruptions could be caused by operational failures arising from service provider or employee error or malfeasance, interference by third parties, including hackers, ACC’s implementation of new technology, as well as from maintenance of existing technology. ACC’s financial, accounting, data processing or other operating systems and facilities may fail to operate or report data properly, experience connectivity disruptions or otherwise become disabled as a result of events that are wholly or partially beyond ACC’s control, adversely affecting ACC’s ability to process transactions or provide products and services to clients. These interruptions can include fires, floods, earthquakes and other natural disasters, power losses, equipment failures, attacks by third parties, failures of internal or vendor personnel, software, equipment or systems and other events beyond ACC’s control. Further, ACC faces the risk of operational failure (including, without limitation, failure caused by an inaccuracy, untimeliness or other deficiency in data reporting), termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other financial intermediaries that ACC uses to facilitate or are component providers to ACC’s securities transactions and other product manufacturing and distribution activities. Any such failure, termination or constraint could adversely impact ACC’s ability to effect transactions, service clients, manage exposure to risk, or otherwise achieve desired outcomes.
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
Moreover, ACC is subject to the risks of errors and misconduct by employees of our affiliates and AFSI’s financial advisors, such as fraud, non-compliance with policies, recommending transactions that are not suitable, and improperly using or disclosing confidential information. These risks are difficult to detect in advance and deter, and could harm ACC’s business, results of operations or financial condition. ACC is further subject to the risk of nonperformance or inadequate performance of contractual obligations by third-party vendors of products and services that are used in ACC’s businesses. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective in mitigating ACC’s risk exposure in all market environments or against all types of risk. Insurance and other traditional risk-shifting tools may be held by or available to ACC in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency.
Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
ACC occupies office space in Minneapolis, Minnesota, which is leased or owned by Ameriprise Financial or a subsidiary thereof.
Item 3.  Legal Proceedings
For a discussion of any material legal proceedings, see Note 13 to ACC’s Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which are incorporated herein by reference.
Item 4.  Mine Safety Disclosures
Not applicable.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
All of ACC’s outstanding common stock is owned by Ameriprise Financial. There is no established public trading market for ACC’s common stock.

Frequency and amount of capital transactions with Ameriprise Financial during the past two years were (in millions):

	Dividends/ Returns of Capital Paid to Ameriprise Financial	Receipt of Capital from Ameriprise Financial
For the year ended December 31, 2016
January 29, 2016	$—	$5
March 31, 2016	—	7
May 31, 2016	—	3
June 30, 2016	—	4
August 31, 2016	—	1
September 30, 2016	—	5
October 31, 2016	—	1
November 30, 2016	—	3
December 30, 2016	—	4
Total	$—	$33

For the year ended December 31, 2015
March 30, 2015	5	—
June 29, 2015	5	—
August 31, 2015	—	3
October 30, 2015	—	5
December 31, 2015	—	5
Total	$10	$13
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

Net income increased $5.6 million, or 25%, to $28.3 million for the year ended December 31, 2016 compared to $22.7 million for the prior year primarily due to an increase in investment income and realized gains on investments in the current year compared to realized losses in the prior year, partially offset by an increase in net provision for certificate reserves, investment expenses and higher income tax expense.
Investment income increased $25.1 million, or 28%, to $115.7 million for the year ended December 31, 2016 compared to $90.6 million for the prior year reflecting higher average investment balances due to certificate net inflows and an increase in the invested assets rate.
Investment expenses increased $5.0 million, or 18%, to $32.7 million for the year ended December 31, 2016 compared to $27.7 million for the prior year period primarily due to higher distribution and investment advisory fees.
Net provision for certificate reserves increased $10.3 million, or 38%, to $37.4 million for the year ended December 31, 2016 compared to $27.1 million for the prior year primarily due to higher average certificate balances due to certificate net inflows and higher client crediting rates.
Net realized gain on investments before income taxes was $0.3 million for the year ended December 31, 2016 compared to a net realized loss on investments of $2.2 million for the prior year. Included in net realized investment gains for the year ended December 31, 2016 were net realized gains from sales, tenders and calls of Available-for-Sale securities of $1.1 million and a gain of $0.3 million from a restructured syndicated loan, which were partially offset by syndicated loan loss reserve of $1.0 million and other-than-temporary impairments of $0.1 million. Net realized loss on investments for the prior year included other-than-temporary impairments of $1.6 million, syndicated loan loss reserve of $0.5 million, and net realized losses from sales, tenders and calls of Available-for-Sale securities of $0.1 million. The other-than-temporary impairments for both years related to credit losses on non-agency residential mortgage backed securities.
The effective tax rate was 38.2% for the year ended December 31, 2016 compared to 32.6% for the year ended December 31, 2015. The higher effective rate for the year ended December 31, 2016 compared to 2015 is primarily due to the decrease of uncertain tax positions related to certain state income tax items in 2015.
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
The following tables present ACC’s estimate of the pretax impact of these hypothetical market movements as of December 31, 2016:

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in thousands)
Certificates	$(10,524)	N/A	$(10,524)
N/A Not Applicable.

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in thousands)
Certificates	$2,837	$(2,788)	$49
The above results compare to an estimated negative impact to pretax income of $468 thousand related to a 100 basis point increase in interest rates and an estimated positive impact of $71 thousand related to a 10% equity price decline at December 31, 2015. The change in the impact from a 100 basis point increase in interest rates compared to the prior year was primarily driven by crediting rate sensitivity due to the higher short-term interest rate environment and growth in shorter term products.
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
ACC has interest rate risk from its Flexible Savings and other fixed rate certificates. These products are investment certificates generally ranging in amounts from $1,000 to $2 million with interest crediting rate terms ranging from three to 48 months. ACC guarantees an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed income securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although ACC monitors its investment strategy and makes modifications based on changing liabilities and the expected interest rate environment. ACC had $5.4 billion in reserves included in certificate reserves on the Consolidated Balance Sheet at December 31, 2016 to cover the liabilities associated with these products. ACC also has interest rate risk from its SRC product, which was not material as of December 31, 2016.
ACC has equity price risk from its stock market certificates. Stock market certificates are purchased for amounts generally from $1,000 to $2 million for terms of 52 weeks, 104 weeks or 156 weeks which can be extended to a maximum of 15 years depending on the term. For each term the certificate holder can choose to participate 100% in any percentage increase in the S&P 500 Index® up to a maximum return or choose partial participation in any increase in the S&P 500 Index plus a fixed rate of interest guaranteed in advance. If partial participation is selected, the total of equity-linked return and guaranteed rate of interest cannot exceed the maximum return. ACC had $555.3 million in reserves included in certificate reserves on the Consolidated Balance Sheets at December 31, 2016 to cover the liabilities associated with these products.
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
ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2016.
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
Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.
Item 14.  Principal Accountant Fees and Services
The Board of Directors of ACC, at the recommendation of its Audit Committee, has appointed PricewaterhouseCoopers LLP (“PwC”) as independent registered public accountants to audit the consolidated financial statements of ACC for the years ended December 31, 2016, 2015 and 2014.
Audit Fees
The aggregate fees billed or to be billed by PwC for each of the last two years for professional services rendered for the audit of ACC’s annual consolidated financial statements and services that were provided in connection with statutory and regulatory filings were $145,000 for both 2016 and 2015.
Audit-Related Fees, Tax Fees, All Other Fees
ACC was not billed by PwC for any fees for audit-related services, tax fees or any other fees for 2016 or 2015.
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
In 2016 and 2015, 100% of the services provided by PwC for ACC were pre-approved by the Audit Committee of Ameriprise Financial.

PART IV
Item 15.  Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements:
		See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

	2.	Consolidated Financial Statement Schedules:
		See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

	3.	Exhibits:
		See Exhibit Index on page E-1 hereof.
Item 16. Form 10-K Summary
None

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AMERIPRISE CERTIFICATE COMPANY
Registrant
Date: February 23, 2017
By /s/ Abu M. Arif
——————————————————————————
Abu M. Arif
Director, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.
Date: February 23, 2017
By /s/ Abu M. Arif
——————————————————————————
Abu M. Arif
Director, President and Chief Executive Officer
(Principal Executive Officer)
Date: February 23, 2017
By /s/ Janet C. Langner
——————————————————————————
Janet C. Langner
Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: February 23, 2017
By /s/ David K. Stewart
——————————————————————————
David K. Stewart
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)
Date: February 23, 2017
By /s/ Jean B. Keffeler*
——————————————————————————
Jean B. Keffeler
Director
Date: February 23, 2017
By /s/ Karen M. Bohn*
——————————————————————————
Karen M. Bohn
Director
Date: February 23, 2017
By /s/ Lorna P. Gleason*
——————————————————————————
Lorna P. Gleason
Director
Date: February 23, 2017
By /s/ Robert McReavy*
——————————————————————————
Robert McReavy
Director
*By /s/ Abu M. Arif
——————————————————————————
Abu M. Arif
Executed by Abu M. Arif on behalf of Jean B. Keffeler, Karen M. Bohn, Lorna P. Gleason and Robert McReavy pursuant to a Power of Attorney, dated March 2, 2016, filed electronically herewith as Exhibit 24(a) to Registrant’s Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Ameriprise Certificate Company:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ameriprise Certificate Company and its subsidiary (the “Company”) as of December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 23, 2017

AMERIPRISE CERTIFICATE COMPANY

Consolidated Statements of Operations

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Investment Income:
Interest income from unaffiliated investments:
Available-for-Sale securities	$104,911	$82,203	$80,313
Syndicated loans and commercial mortgage loans	7,866	7,126	6,042
Certificate loans	32	48	58
Dividends	78	156	261
Other	2,770	1,114	1,296
Total investment income	115,657	90,647	87,970
Investment Expenses:
Ameriprise Financial and affiliated company fees:
Distribution	14,221	11,671	11,113
Investment advisory and services	12,347	10,324	10,482
Transfer agent	5,443	4,829	5,252
Depository	73	61	48
Other	636	831	1,015
Total investment expenses	32,720	27,716	27,910
Net investment income before provision for certificate reserves and income taxes	82,937	62,931	60,060
Provision for Certificate Reserves:
According to the terms of the certificates:
Provision for certificate reserves	416	636	844
Interest on additional credits	6	24	40
Additional credits/interest authorized by ACC	37,852	27,093	26,026
Total provision for certificate reserves before reserve recoveries	38,274	27,753	26,910
Reserve recoveries from terminations prior to maturity	(838)	(675)	(617)
Net provision for certificate reserves	37,436	27,078	26,293
Net investment income before income taxes	45,501	35,853	33,767
Income tax expense	17,376	11,753	11,495
Net investment income	28,125	24,100	22,272
Net realized gain (loss) on investments:
Securities of unaffiliated issuers before income tax expense (benefit)	311	(2,198)	570
Income tax expense (benefit)	109	(769)	199
Net realized gain (loss) on investments	202	(1,429)	371
Net income	$28,327	$22,671	$22,643

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$—	$(173)
Portion of loss recognized in other comprehensive income (loss) (before taxes)	(106)	(1,556)	(509)
Net impairment losses recognized in net realized gain (loss) on investments	$(106)	$(1,556)	$(682)
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net income	$28,327	$22,671	$22,643
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	14,298	(15,884)	(460)
Reclassification of net securities (gains) losses included in net income	(655)	1,104	(427)
Total other comprehensive income (loss), net of tax	13,643	(14,780)	(887)
Total comprehensive income	$41,970	$7,891	$21,756
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

Consolidated Balance Sheets

	December 31,
	2016	2015
	(in thousands, except share data)
ASSETS
Qualified Assets
Investments in unaffiliated issuers:
Cash and cash equivalents	$134,189	$137,557
Available-for-Sale securities:
Fixed maturities, at fair value (amortized cost: 2016, $5,966,057; 2015, $4,768,263)	5,953,701	4,734,442
Common stocks, at fair value (cost: 2016, $2,448; 2015, $2,273)	6,609	6,237
Commercial mortgage loans and syndicated loans, at cost (less allowance for loan losses: 2016, $3,283; 2015, $3,964; fair value: 2016, $176,211; 2015, $195,595)	173,815	196,385
Certificate loans – secured by certificate reserves, at cost, which approximates fair value	549	686
Total investments	6,268,863	5,075,307
Receivables:
Dividends and interest	18,363	16,914
Investment securities sold	11,010	5,029
Other receivables	371	151
Total receivables	29,744	22,094
Derivative assets	45,098	18,493
Total qualified assets	6,343,705	5,115,894
Other Assets:
Deferred taxes, net	492	1,947
Taxes receivable from parent	—	2,803
Due from related party	31	28
Total other assets	523	4,778
Total assets	$6,344,228	$5,120,672
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

Consolidated Balance Sheets (continued)
	December 31,
	2016	2015
	(in thousands, except share data)
LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities
Certificate reserves
Installment certificates:
Reserves to mature	$13,469	$15,199
Additional credits and accrued interest	3	5
Fully paid certificates:
Reserves to mature	5,914,356	4,816,515
Additional credits and accrued interest	6,871	2,831
Due to unlocated certificate holders	352	346
Total certificate reserves	5,935,051	4,834,896
Accounts payable and accrued liabilities:
Due to related party	2,597	2,074
Taxes payable to parent	3,505	—
Payable for investment securities purchased	6,969	2,304
Total accounts payable and accrued liabilities	13,071	4,378
Derivative liabilities	38,319	14,932
Other liabilities	31,995	15,644
Total liabilities	6,018,436	4,869,850

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	247,517	214,517
Retained earnings:
Appropriated for pre-declared additional credits and interest	—	8
Appropriated for additional interest on advance payments	15	15
Unappropriated	81,925	53,590
Accumulated other comprehensive loss, net of tax	(5,165)	(18,808)
Total shareholder’s equity	325,792	250,822
Total liabilities and shareholder’s equity	$6,344,228	$5,120,672
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

Consolidated Statements of Shareholder’s Equity

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
				Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Unappropriated
	(in thousands, except share data)
Balance at January 1, 2014	150,000	$1,500	$201,517	$26	$15	$23,258	$(3,141)	$223,175
Comprehensive income:
Net income	—	—	—	—	—	22,643	—	22,643
Other comprehensive loss, net of tax	—	—	—	—	—	—	(887)	(887)
Total comprehensive income								21,756
Transfer to appropriated from unappropriated	—	—	—	32	—	(32)	—	—
Dividend to parent	—	—	—	—	—	(5,000)	—	(5,000)
Balance at December 31, 2014	150,000	1,500	201,517	58	15	40,869	(4,028)	239,931
Comprehensive income:
Net income	—	—	—	—	—	22,671	—	22,671
Other comprehensive loss, net of tax	—	—	—	—	—	—	(14,780)	(14,780)
Total comprehensive income								7,891
Transfer to unappropriated from appropriated	—	—	—	(50)	—	50	—	—
Dividend to parent	—	—	—	—	—	(10,000)	—	(10,000)
Receipt of capital from parent	—	—	13,000	—	—	—	—	13,000
Balance at December 31, 2015	150,000	1,500	214,517	8	15	53,590	(18,808)	250,822
Comprehensive income:
Net income	—	—	—	—	—	28,327	—	28,327
Other comprehensive income, net of tax	—	—	—	—	—	—	13,643	13,643
Total comprehensive income								41,970
Transfer to unappropriated from appropriated	—	—	—	(8)	—	8	—	—
Receipt of capital from parent	—	—	33,000	—	—	—	—	33,000
Balance at December 31, 2016	150,000	$1,500	$247,517	$—	$15	$81,925	$(5,165)	$325,792
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Cash Flows from Operating Activities
Net income	$28,327	$22,671	$22,643
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, accretion of discounts, net	24,129	28,263	30,598
Deferred income tax provision	782	276	154
Net realized loss (gain) on Available-for-Sale securities	(1,113)	142	(1,339)
Other net realized loss (gain)	(304)	—	86
Other-than-temporary impairments and provision for loan loss	1,106	2,056	682
Changes in operating assets and liabilities:
Dividends and interest receivable	(1,449)	(1,604)	1,377
Certificate reserves, net	4,936	(1,513)	(610)
Deferred taxes, net	(7,347)	7,959	(55)
Taxes payable to/receivable from parent, net	6,308	(5,936)	209
Derivatives, net of collateral	1,804	473	3,286
Other liabilities	11,329	(1,965)	713
Other, net	(682)	5,294	646
Net cash provided by operating activities	67,826	56,116	58,390

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	8,115	8,252	26,277
Maturities, redemptions and calls	1,627,080	1,221,090	1,038,583
Purchases	(2,855,620)	(1,806,502)	(1,329,182)
Syndicated loans, commercial mortgage loans and real estate owned:
Sales, maturities and repayments	54,888	28,233	28,586
Purchases and fundings	(34,013)	(71,143)	(47,514)
Certificate loans, net	137	240	293
Net cash used in investing activities	(1,199,413)	(619,830)	(282,957)

Cash Flows from Financing Activities
Payments from certificate holders and other additions	4,250,052	3,138,623	2,482,450
Certificate maturities and cash surrenders	(3,154,833)	(2,508,984)	(2,258,777)
Capital contribution from parent	33,000	13,000	—
Dividend/return of capital to parent	—	(10,000)	(5,000)
Net cash provided by financing activities	1,128,219	632,639	218,673

Net increase (decrease) in cash and cash equivalents	(3,368)	68,925	(5,894)
Cash and cash equivalents at beginning of period	137,557	68,632	74,526
Cash and cash equivalents at end of period	$134,189	$137,557	$68,632

Supplemental disclosures including non-cash transactions:
Cash paid for income taxes	$12,009	$13,622	$1,979
Cash paid for interest	35,338	29,182	30,645
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
As of December 31, 2016, ACC offered five different certificate products to the public. ACC is impacted by significant changes in interest rates as interest crediting rates on certificate products generally reset at shorter intervals than the change in the yield on ACC’s investment portfolio. The specified maturities of most of ACC’s certificate products range from ten to twenty years. Within that maturity period, most certificates have interest crediting rate terms ranging from three to 48 months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at term’s end. In addition, two types of certificate products (only one currently sold) have interest tied, in whole or in part, to a broad-based stock market index. In general, ACC’s certificate products are available as qualified investments for Individual Retirement Accounts, 401(k) plans and other qualified retirement plans.
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of December 31, 2016.
Recent Accounting Pronouncements
Future Adoption of New Accounting Standards
Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the Financial Accounting Standards Board (“FASB”) updated the accounting standards related to the recognition of income tax impacts on intra-entity transfers. The update requires entities to recognize the income tax consequences of intra-entity transfers, other than inventory, upon the transfer of the asset. The update requires the selling entity to recognize a current tax expense or benefit and the purchasing entity to recognize a deferred tax asset or liability when the transfer occurs. The standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. ACC is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB updated the accounting standards related to classification of certain cash receipts and cash payments on the statement of cash flows because current standards lacked sufficient guidance to consistently classify cash payments and receipts. The update includes amendments addressing the classification of eight specific cash flow issues. The standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted and all amendments must be adopted during the same period. ACC will early adopt the standard for the interim period ending March 31, 2017 on a retrospective basis. The adoption of the standard will not have an impact on ACC’s consolidated cash flows.
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
Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB updated the accounting standards on the recognition and measurement of financial instruments. The update requires entities to carry marketable equity securities, excluding investments in securities that qualify for the equity method of accounting, at fair value with changes in fair value reflected in net income each reporting period. The update affects other aspects of accounting for equity instruments, as well as the accounting for financial liabilities utilizing the fair value option. The update

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

eliminates the requirement to disclose the methods and assumptions used to estimate the fair value of financial assets or liabilities held at cost on the balance sheet and requires entities to use the exit price notion when measuring the fair value of financial instruments. The standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for certain provisions. Generally, the update should be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity at the beginning of the period of adoption. The update is not expected to have a material impact on ACC’s consolidated statement of financial condition. During periods in which the market value of equity securities differs materially from their cost, ACC may experience volatility in investment income recognized in its consolidated results of operations.
Revenue from Contracts with Customers
In May 2014, the FASB updated the accounting standards for revenue from contracts with customers. The update provides a five step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other standards). The standard also updates the accounting for certain costs associated with obtaining and fulfilling a customer contract and requires disclosure of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. Subsequent related updates provide clarification on certain revenue recognition guidance in the new standard. The standard is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted for interim and annual periods beginning after December 15, 2016. The standard may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. ACC’s revenues consist of investment income including yield on investments and realized investment gains (losses), which are not in scope of the updated standard. Therefore, ACC does not expect the standard to impact its consolidated results of operations and financial condition.
2.  Deposit of Assets and Maintenance of Qualified Assets
Under the provisions of its certificates and the 1940 Act, ACC was required to have Qualified Assets (as defined in Section 28(b) of the 1940 Act) in the amount of $5.9 billion and $4.8 billion at December 31, 2016 and 2015, respectively. ACC reported Qualified Assets of $6.3 billion and $5.1 billion at December 31, 2016 and 2015, respectively. Qualified Assets excluded net unrealized pretax losses on Available-for-Sale securities of $12.4 million and $33.8 million at December 31, 2016 and 2015, respectively. Additionally, Qualified Assets excluded unsettled investment purchases of $7.0 million and $2.3 million at December 31, 2016 and 2015, respectively.
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
Pursuant to provisions of the certificates, the 1940 Act, the Depository and Custodial Agreement and requirements of various states, Qualified Assets (accounted for on a trade date basis) of ACC were deposited as follows:

	December 31, 2016
	Deposits	Required Deposits	Excess
	(in thousands)
Deposits to meet certificate liability requirements:
Pennsylvania and New Jersey (at market value)	$255	$130	$125
Texas and Illinois (at par value)	150	150	—
Custodian	6,250,536	5,938,825	311,711
Total	$6,250,941	$5,939,105	$311,836

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2015
	Deposits	Required Deposits	Excess
	(in thousands)
Deposits to meet certificate liability requirements:
Pennsylvania and New Jersey (at market value)	$261	$130	$131
Texas and Illinois (at par value)	150	150	—
Custodian	5,103,266	4,834,540	268,726
Total	$5,103,677	$4,834,820	$268,857
The assets on deposit with the Custodian (or its subcustodian) at December 31, 2016 and 2015 consisted of securities and other loans having a deposit value of $6.1 billion and $4.9 billion, respectively, mortgage loans on real estate of $85.1 million and $97.9 million, respectively, and other investments of $111.4 million and $134.5 million, respectively. There were $7.0 million and $1.8 million of unsettled purchases of investments related to these assets on deposit at December 31, 2016 and 2015, respectively.
Ameriprise Trust Company (“ATC”) is the Custodian for ACC. ATC has appointed JPMorgan Chase Bank, N.A. as its subcustodian. See Note 7 for information on related party transactions.
3.  Investments
Available-for-Sale securities distributed by type were as follows:

Description of Securities	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$3,192,055	$13,075	$(21,731)	$3,183,399	$209
Corporate debt securities	1,595,907	3,358	(4,188)	1,595,077	3
Commercial mortgage backed securities	500,170	1,348	(1,646)	499,872	—
Asset backed securities	629,277	1,357	(4,211)	626,423	—
State and municipal obligations	48,272	345	(107)	48,510	—
U.S. government and agencies obligations	376	44	—	420	—
Common stocks	2,448	4,384	(223)	6,609	2,668
Total	$5,968,505	$23,911	$(32,106)	$5,960,310	$2,880

Description of Securities	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$2,543,904	$9,628	$(29,686)	$2,523,846	$(3,707)
Corporate debt securities	1,426,967	842	(11,344)	1,416,465	3
Commercial mortgage backed securities	318,962	1,534	(1,125)	319,371	—
Asset backed securities	428,694	1,509	(5,161)	425,042	—
State and municipal obligations	49,359	73	(140)	49,292	—
U.S. government and agencies obligations	377	49	—	426	—
Common stocks	2,273	4,179	(215)	6,237	2,185
Total	$4,770,536	$17,814	$(47,671)	$4,740,679	$(1,519)
(1) Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income (loss). Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2016 and 2015, investment securities with a fair value of $75 thousand and $22 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.
At December 31, 2016 and 2015, fixed maturity securities comprised approximately 95% and 93%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. At December 31, 2016 and 2015, approximately $148.4 million and $193.0 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC, using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	December 31, 2016			December 31, 2015
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$3,084,275	$3,080,096	52%	$1,909,817	$1,903,427	40%
AA	278,147	277,010	5	328,041	326,326	7
A	705,520	702,031	12	705,780	700,629	15
BBB	1,755,986	1,754,223	29	1,647,627	1,633,796	35
Below investment grade	142,129	140,341	2	176,998	170,264	3
Total fixed maturities	$5,966,057	$5,953,701	100%	$4,768,263	$4,734,442	100%
At December 31, 2016 and 2015, approximately 57% and 66%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	December 31, 2016
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	74	$1,116,318	$(6,009)	131	$847,998	$(15,722)	205	$1,964,316	$(21,731)
Corporate debt securities	59	676,198	(3,945)	7	57,535	(243)	66	733,733	(4,188)
Commercial mortgage backed securities	24	205,284	(1,365)	4	32,547	(281)	28	237,831	(1,646)
Asset backed securities	28	273,193	(2,312)	16	174,793	(1,899)	44	447,986	(4,211)
State and municipal obligations	8	17,308	(107)	—	—	—	8	17,308	(107)
Common stocks	—	—	—	3	605	(223)	3	605	(223)
Total	193	$2,288,301	$(13,738)	161	$1,113,478	$(18,368)	354	$3,401,779	$(32,106)

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Description of Securities	December 31, 2015
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	91	$1,147,485	$(8,645)	112	$778,481	$(21,041)	203	$1,925,966	$(29,686)
Corporate debt securities	81	1,055,464	(9,109)	13	116,913	(2,235)	94	1,172,377	(11,344)
Commercial mortgage backed securities	16	127,376	(922)	1	15,776	(203)	17	143,152	(1,125)
Asset backed securities	23	127,431	(1,156)	13	243,721	(4,005)	36	371,152	(5,161)
State and municipal obligations	13	34,829	(140)	—	—	—	13	34,829	(140)
Common stocks	2	522	(166)	2	91	(49)	4	613	(215)
Total	226	$2,493,107	$(20,138)	141	$1,154,982	$(27,533)	367	$3,648,089	$(47,671)
As part of ACC’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is primarily attributable to a tightening of credit spreads.
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive loss:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Beginning balance	$51,966	$64,913	$83,122
Reductions for securities sold during the period (realized)	(5,550)	(14,503)	(18,891)
Credit losses for which an other-than-temporary impairment was previously recognized	106	1,556	682
Ending balance	$46,522	$51,966	$64,913
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
The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss):

	Net Unrealized Investment Gains (Losses)	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance at January 1, 2014	$(5,154)	$2,013	$(3,141)
Net unrealized securities losses arising during the period(1)	(569)	109	(460)
Reclassification of gains included in net income	(657)	230	(427)
Balance at December 31, 2014	(6,380)	2,352	(4,028)	(2)
Net unrealized securities losses arising during the period(1)	(25,176)	9,292	(15,884)
Reclassification of losses included in net income	1,698	(594)	1,104
Balance at December 31, 2015	(29,858)	11,050	(18,808)	(2)
Net unrealized securities gains arising during the period(1)	22,670	(8,372)	14,298
Reclassification of gains included in net income	(1,007)	352	(655)
Balance at December 31, 2016	$(8,195)	$3,030	$(5,165)	(2)
(1) Net unrealized securities gains (losses) arising during the period include other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2) Includes $1.9 million, $1.0 million and $2.9 million of noncredit related impairments on securities and net unrealized securities gains (losses) on previously impaired securities at December 31, 2016, 2015 and 2014, respectively.
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Gross realized gains	$2,270	$454	$2,729
Gross realized losses	(1,157)	(596)	(1,390)
Other-than-temporary impairments	(106)	(1,556)	(682)
Total	$1,007	$(1,698)	$657
Other-than-temporary impairments for the years ended December 31, 2016, 2015 and 2014 are related to credit losses on non-agency residential mortgage backed securities.
Available-for-Sale securities by contractual maturity at December 31, 2016 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$505,718	$506,031
Due after one year through five years	1,127,639	1,126,993
Due after five years through 10 years	10,986	10,728
Due after 10 years	212	255
	1,644,555	1,644,007
Residential mortgage backed securities	3,192,055	3,183,399
Commercial mortgage backed securities	500,170	499,872
Asset backed securities	629,277	626,423
Common stocks	2,448	6,609
Total	$5,968,505	$5,960,310
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
Allowance for Loan Losses
The following table presents a rollforward of the allowance for loan losses for commercial mortgage loans and syndicated loans for the years ended and the ending balance of the allowance for loan losses by impairment method:

	December 31,
	2016	2015	2014
	(in thousands)
Beginning balance	$3,964	$3,464	$4,461
Charge-offs	(1,681)	—	(997)
Provisions	1,000	500	—
Ending balance	$3,283	$3,964	$3,464

Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	3,283	3,964	3,464

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The recorded investment in commercial mortgage loans and syndicated loans by impairment method was as follows:

	December 31,
	2016	2015
	(in thousands)
Individually evaluated for impairment	$1,550	$4,173
Collectively evaluated for impairment	175,548	196,176
Total	$177,098	$200,349
As of December 31, 2016 and 2015, ACC’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $1.6 million and $4.2 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to ACC’s total loan balance.
Purchases and sales of loans were as follows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Purchases
Syndicated loans	$19,025	$55,847	$46,569
Sales
Syndicated loans	$—	$348	$—
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were nil and $1.9 million as of December 31, 2016 and 2015, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 1.8% and 1.7% of total commercial mortgage loans as of December 31, 2016 and 2015, respectively. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, ACC reviews the concentrations of credit risk by region and property type.
Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31,		December 31,
	2016	2015	2016	2015
	(in thousands)
East North Central	$3,043	$3,327	4%	3%
East South Central	5,509	6,107	6	6
Middle Atlantic	10,881	6,477	12	6
Mountain	5,850	6,347	7	6
New England	7,424	7,544	9	8
Pacific	16,511	24,715	19	25
South Atlantic	23,846	29,971	27	31
West North Central	7,253	9,385	8	9
West South Central	7,174	6,378	8	6
	87,491	100,251	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$85,150	$97,910

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31,		December 31,
	2016	2015	2016	2015
	(in thousands)
Apartments	$16,527	$28,576	19%	29%
Industrial	16,637	15,510	19	15
Mixed use	4,968	—	6	—
Office	6,551	8,955	7	9
Retail	31,500	34,384	36	34
Hotel	941	1,100	1	1
Other	10,367	11,726	12	12
	87,491	100,251	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$85,150	$97,910
Syndicated Loans
The recorded investment in syndicated loans at December 31, 2016 and December 31, 2015 was $89.6 million and $100.1 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at December 31, 2016 and 2015 were nil and $1.9 million, respectively.
Troubled Debt Restructurings
During the year ended December 31, 2016, ACC restructured five syndicated loans with a recorded investment of $2.3 million and received three loans and common stock in exchange with a recorded investment of $913 thousand. There were no loans restructured by ACC during the year ended December 31, 2015. The troubled debt restructuring did not have a material impact to ACC’s allowance for loan losses or income recognized for the years ended December 31, 2016, 2015 and 2014. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.
5.  Certificate Reserves
Reserves maintained on outstanding certificates have been computed in accordance with the provisions of the certificates and Section 28 of the 1940 Act. The average rates of accumulation on certificate reserves were as follows:

	December 31, 2016
	Reserve Balance	Average Gross Accumulation Rates(3)	Average Additional Credit Rates(4)
	(in thousands, except percentages)
Installment certificates:
Reserves to mature:
Without guaranteed rates(1)	$13,469	0.51%	0.51%
Additional credits and accrued interest:
Without guaranteed rates(1)	3	N/A	N/A
Fully paid certificates:
Reserves to mature:
With guaranteed rates	8,651	3.16%	0.01%
Without guaranteed rates(1)	5,384,889	0.64%	0.64%
Equity indexed(2)	520,816	N/A	N/A
Additional credits and accrued interest:
With guaranteed rates	169	2.96%	—
Without guaranteed rates(1)	6,702	N/A	N/A
Due to unlocated certificate holders	352	N/A	N/A
Total	$5,935,051

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2015
	Reserve Balance	Average Gross Accumulation Rates(3)	Average Additional Credit Rates(4)
	(in thousands, except percentages)
Installment certificates:
Reserves to mature:
Without guaranteed rates(1)	$15,199	0.49%	0.49%
Additional credits and accrued interest:
Without guaranteed rates(1)	5	N/A	N/A
Fully paid certificates:
Reserves to mature:
With guaranteed rates	9,957	3.14%	0.01%
Without guaranteed rates(1)	4,285,183	0.64%	0.64%
Equity indexed(2)	521,375	N/A	N/A
Additional credits and accrued interest:
With guaranteed rates	246	2.97%	—
Without guaranteed rates(1)	2,585	N/A	N/A
Due to unlocated certificate holders	346	N/A	N/A
Total	$4,834,896
N/A Not Applicable.
(1) There is no minimum rate of accrual on these reserves. Interest is declared periodically, quarterly, or annually in accordance with the terms of the separate series of certificates.
(2) Ameriprise Stock Market Certificate and Ameriprise Market Strategy Certificate enable the certificate owner to participate in any relative rise in a major stock market index up to a cap without risking loss of principal. The certificates have market participation terms of 52, 104 or 156 weeks and may continue for up to 15 years. The reserve balances on these certificates at December 31, 2016 and 2015 were $555.3 million and $556.8 million, respectively.
(3) The average gross accumulation rate is the additional credit rate plus the guaranteed minimum rate, if applicable, based on the weighted-average reserves at December 31, 2016 and 2015.
(4) The average additional credit rate is the declared interest rate in excess of the guaranteed minimum rate, if applicable, based on the weighted-average reserves at December 31, 2016 and 2015.
On certain series of single payment certificates, additional interest is pre-declared for periods greater than one year. The retained earnings appropriated for the pre-declared additional interest at December 31, 2016 and 2015 was nil and $8 thousand, respectively, which reflects the difference between certificate reserves on these series, calculated on a statutory basis, and the reserves maintained per books.
The carrying amounts of net certificate reserves consisted of the following:

	December 31,
	2016	2015
	(in thousands)
Reserves with terms of one year or less	$5,676,950	$4,560,399
Other	258,101	274,497
Total certificate reserves	5,935,051	4,834,896
Unapplied certificate transactions	1,661	256
Certificate loans and accrued interest	(560)	(698)
Total	$5,936,152	$4,834,454
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Ameriprise Financial and ACC entered into a Capital Support Agreement on March 2, 2009, pursuant to which Ameriprise Financial agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements. Effective April 30, 2014, this agreement was amended to revise the maximum commitment to $50 million. For the year ended December 31, 2016, Ameriprise Financial has not infused any additional capital into ACC under this agreement.
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
Investment Advisory and Services
In December 2006, ACC entered into an agreement with CMIA to provide investment advice, operational support and other administrative services to ACC. The agreement provides for a graduated scale of fees equal on an annual basis to 0.35% on the first $250 million of total book value of investments of ACC, 0.30% on the next $250 million, 0.25% on the next $500 million and 0.20% on the amount in excess of $1 billion. The fee is payable monthly in an amount equal to one-twelfth of each of the percentages set forth above. Net invested assets for purposes of this computation are cash and cash equivalents, accounts receivable for interest and dividends and securities sold, accounts payable for invested assets purchased, securities available-for-sale (including any segregated assets), purchased equity index options, written equity index options and mortgages.
The fee paid to CMIA for managing and servicing syndicated loans is equal to 0.35%. The fee is payable monthly and is equal to

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

one-twelfth of 0.35%, computed each month on the basis of book value of the loans as of the close of business on the last full business day of the preceding month.
Transfer Agent Fees
The basis of computing transfer agent fees paid or payable to Columbia Management Investment Services Corp. (“CMIS”) is under a Transfer Agent Agreement to maintain certificate owner accounts and records.  Effective January 1, 2013, ACC pays CMIS a monthly fee of one-twelfth of $26.00 per certificate account for this service in addition to certain out-of-pocket expenses. On January 1, 2017, the monthly fee increased to one-twelfth of $30.00 per certificate account.
Depository Fees
In December 2008, ATC entered into an agreement with a subcustodian to provide depository services for ACC’s assets. As a result, the depository fees paid to ATC are asset-based with additional charges for transactional custody fees charged by the subcustodian.
ACC’s fees payable for distribution, investment advisory, transfer agent and depository services are included in Due to related party on its Consolidated Balance Sheets. The fees ACC incurred for these services are included in Ameriprise Financial and affiliated company fees on its Consolidated Statements of Operations.
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
Valuation Hierarchy
ACC categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by ACC’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$111,385	$—	$111,385
Available-for-Sale securities:
Residential mortgage backed securities	—	3,030,216	153,183	3,183,399
Corporate debt securities	—	1,440,921	154,156	1,595,077
Commercial mortgage backed securities	—	499,872	—	499,872
Asset backed securities	—	595,635	30,788	626,423
State and municipal obligations	—	48,510	—	48,510
U.S. government and agencies obligations	420	—	—	420
Common stocks	2,416	3,476	717	6,609
Total Available-for-Sale securities	2,836	5,618,630	338,844	5,960,310
Equity derivative contracts	—	45,098	—	45,098
Total assets at fair value	$2,836	$5,775,113	$338,844	$6,116,793

Liabilities
Stock market certificate embedded derivatives	$—	$8,183	$—	$8,183
Equity derivative contracts	6	38,313	—	38,319
Total liabilities at fair value	$6	$46,496	$—	$46,502

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$134,537	$—	$134,537
Available-for-Sale securities:
Residential mortgage backed securities	—	2,327,512	196,334	2,523,846
Corporate debt securities	—	1,226,161	190,304	1,416,465
Commercial mortgage backed securities	—	319,371	—	319,371
Asset backed securities	—	395,527	29,515	425,042
State and municipal obligations	—	49,292	—	49,292
U.S. government and agencies obligations	426	—	—	426
Common stocks	1,941	4,067	229	6,237
Total Available-for-Sale securities	2,367	4,321,930	416,382	4,740,679
Equity derivative contracts	—	18,493	—	18,493
Total assets at fair value	$2,367	$4,474,960	$416,382	$4,893,709

Liabilities
Stock market certificate embedded derivatives	$—	$4,130	$—	$4,130
Equity derivative contracts	4	14,928	—	14,932
Total liabilities at fair value	$4	$19,058	$—	$19,062
The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities				Total
	Residential Mortgage Backed Securities	Corporate Debt Securities	Asset Backed Securities	Common Stocks
	(in thousands)
Balance, January 1, 2016	$196,334	$190,304	$29,515	$229	$416,382
Total gains (losses) included in:
Net income	559	(1,723)	101	—	(1,063)	(1)
Other comprehensive loss	916	1,575	(239)	65	2,317
Purchases	74,845	6,000	48,372	—	129,217
Settlements	(57,486)	(42,000)	—	—	(99,486)
Transfers into Level 3	—	—	—	668	668
Transfers out of Level 3	(61,985)	—	(46,961)	(245)	(109,191)
Balance, December 31, 2016	$153,183	$154,156	$30,788	$717	$338,844
Changes in unrealized gains (losses) relating to assets held at December 31, 2016	$560	$(395)	$—	$—	165	(2)

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Available-for-Sale Securities					Total
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks
	(in thousands)
Balance, January 1, 2015	$196,558	$165,501	$—	$18,188	$908	$381,155
Total gains (losses) included in:
Net income	(82)	(1,087)	—	132	—	(1,037)	(2)
Other comprehensive loss	(1,302)	(795)	—	198	(73)	(1,972)
Purchases	263,089	36,685	9,992	31,973	—	341,739
Settlements	(51,008)	(10,000)	—	(16,502)	—	(77,510)
Transfers into Level 3	—	—	—	—	171	171
Transfers out of Level 3	(210,921)	—	(9,992)	(4,474)	(777)	(226,164)
Balance, December 31, 2015	$196,334	$190,304	$—	$29,515	$229	$416,382
Changes in unrealized gains (losses) relating to assets held at December 31, 2015	$176	$(1,036)	$—	$132	$—	$(728)	(2)

	Available-for-Sale Securities					Total
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks
	(in thousands)
Balance, January 1, 2014	$128,906	$123,032	$—	$37,152	$273	$289,363
Total gains (losses) included in:
Net income	(364)	(1,377)	—	124	—	(1,617)	(2)
Other comprehensive loss	339	(476)	—	(168)	28	(277)
Purchases	365,212	74,822	20,000	21,651	128	481,813
Settlements	(21,950)	(30,500)	—	(4,768)	—	(57,218)
Transfers into Level 3	—	—	—	—	1,065	1,065
Transfers out of Level 3	(275,585)	—	(20,000)	(35,803)	(586)	(331,974)
Balance, December 31, 2014	$196,558	$165,501	$—	$18,188	$908	$381,155
Changes in unrealized gains (losses) relating to assets held at December 31, 2014.	$(233)	$(526)	$—	$157	$—	$(602)	(2)
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets:

	December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$154,153	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9% - 1.7%	1.1%

	December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$190,301	Discounted cash flow	Yield/spread to U.S. Treasuries	1.2% - 1.9%	1.4%
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Derivatives
The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at December 31, 2016 and 2015. See Note 9 and Note 10 for further information on the credit risk of derivative instruments and related collateral.
Stock Market Certificate Embedded Derivatives
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

	December 31, 2016
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$88,665	$—	$85,368	$4,516	$89,884
Commercial mortgage loans	85,150	—	—	86,327	86,327
Certificate loans	549	—	549	—	549
Financial Liabilities
Certificate reserves	$5,926,868	$—	$—	$5,913,672	$5,913,672

	December 31, 2015
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$98,475	$—	$93,224	$2,947	$96,171
Commercial mortgage loans	97,910	—	—	99,424	99,424
Certificate loans	686	—	686	—	686
Financial Liabilities
Certificate reserves	$4,830,766	$—	$—	$4,822,541	$4,822,541
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$45,098	$—	$45,098	$(38,313)	$(6,785)	$—
Total	$45,098	$—	$45,098	$(38,313)	$(6,785)	$—

	December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$18,493	$—	$18,493	$(14,928)	$(1,950)	$1,615
Total	$18,493	$—	$18,493	$(14,928)	$(1,950)	$1,615
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	December 31, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$38,313	$—	$38,313	$(38,313)	$—	$—
Exchange-traded	6	—	6	—	—	6
Total	$38,319	$—	$38,319	$(38,313)	$—	$6

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$14,928	$—	$14,928	$(14,928)	$—	$—
Exchange-traded	4	—	4	—	—	4
Total	$14,932	$—	$14,932	$(14,928)	$—	$4
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
ACC uses derivatives as economic hedges of equity risk related to Stock Market Certificates (“SMC”). ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	December 31, 2016			December 31, 2015
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Equity contracts(1)	$911,871	$45,098	$38,319	$935,957	$18,493	$14,932
Embedded derivatives
Stock market certificates(2)	N/A	—	8,183	N/A	—	4,130
Total derivatives	$911,871	$45,098	$46,502	$935,957	$18,493	$19,062
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
The following tables present a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Years Ended December 31,
		2016	2015	2014
		(in thousands)
Equity contracts
Stock market certificates	Net provision for certificate reserves	$2,000	$(84)	$3,126
Stock market certificates embedded derivatives	Net provision for certificate reserves	(2,199)	312	(2,829)
Total		$(199)	$228	$297

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Ameriprise Step-Up Rate Certificates (“SRC”) offer the ability to step up to a higher crediting rate based upon the then-current rate for a new SRC with the same term. ACC does not currently hedge the interest rate risk related to the SRC product. The SRC product contains an embedded derivative which was not material as of December 31, 2016.
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
11.  Shareholder’s Equity
The following table provides information related to amounts reclassified from accumulated other comprehensive income (loss) for the years ended December 31:

Accumulated Other Comprehensive Loss Reclassification	Location of Gain (Loss ) Recognized in Income	2016	2015
		(in thousands)
Unrealized net losses (gains) on Available-for-Sale securities	Net realized gain (loss) on investments	$(1,007)	$1,698
Tax expense (benefit)	Income tax expense (benefit)	352	(594)
Net of tax		$(655)	$1,104
ACC received cash contributions of $33 million and $13 million from Ameriprise Financial during the years ended December 31, 2016 and 2015, respectively, to maintain compliance with minimum capital requirements. These contributions were received outside of the Capital Support Agreement between Ameriprise Financial and ACC. See Note 6 for additional information on the Capital Support Agreement.
12.  Income Taxes
The components of income tax provision were as follows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Current income tax:
Federal	$6,952	$3,417	$4,496
State and local	1,192	926	420
Total current income tax	8,144	4,343	4,916
Deferred income tax:
Federal	8,558	6,196	6,931
State and local	783	445	(153)
Total deferred income tax	9,341	6,641	6,778
Total income tax provision	$17,485	$10,984	$11,694

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 35% were as follows:

	Years Ended December 31,
	2016	2015	2014
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
State income tax, net	2.8	2.7	0.5
Uncertain tax positions	—	(4.1)	(0.1)
Taxes applicable to prior years	—	(1.0)	(1.3)
Other	0.4	—	—
Income tax provision	38.2%	32.6%	34.1%
The higher effective tax rate for the year ended December 31, 2016 compared to 2015 is primarily due to the decrease of uncertain tax positions related to certain state income tax items in 2015. The lower effective tax rate for the year ended December 31, 2015 compared to 2014 is primarily due to the decrease of uncertain tax positions related to certain state income tax items in 2015.
ACC cash settles with Ameriprise Financial the change in its deferred federal income taxes on a quarterly basis. ACC’s deferred federal income taxes are presented net in Taxes receivable from parent or Taxes payable to parent on ACC’s Consolidated Balance Sheets. ACC had net deferred federal income taxes payable to Ameriprise Financial of $3.9 million and net deferred federal income taxes receivable from Ameriprise Financial of $4.5 million at December 31, 2016 and 2015, respectively. During the years ended December 31, 2016 and 2015, ACC paid Ameriprise Financial $7.5 million and $3.7 million, respectively, for the settlement of deferred federal income taxes.
ACC’s deferred state income taxes, as well as deferred state and federal income taxes for ACC’s subsidiary, Investors Syndicate Development Corp., are presented net in Deferred taxes, net on ACC’s Consolidated Balance Sheets. The significant components of deferred tax assets and liabilities included in Deferred taxes, net were as follows:

	December 31,
	2016	2015
	(in thousands)
Deferred income tax assets:
Certificate reserves	$335	$91
Investment unrealized losses, net	248	921
Investments, including bond discounts and premiums	—	937
Other	3	—
Total deferred income tax assets	586	1,949
Deferred income tax liabilities:
Investments, including bond discounts and premiums	94	—
Other	—	2
Total deferred income tax liabilities	94	2
Net deferred income tax assets	$492	$1,947
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2016	2015	2014
	(in thousands)
Balance at January 1	$1,935	$5,514	$5,837
Additions based on tax positions related to the current year	782	—	—
Additions for tax positions of prior years	423	—	—
Reductions for tax positions of prior years	(654)	(3,579)	(323)
Balance at December 31	$2,486	$1,935	$5,514
If recognized, approximately $1.6 million, $1.3 million and $2.5 million, net of federal tax benefits, of the unrecognized tax benefits as of December 31, 2016, 2015 and 2014, respectively, would affect the effective tax rate.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. ACC estimates that the total amount of gross unrecognized tax benefits may decrease by $600 to $700 thousand in the next 12 months primarily due to resolution of IRS examinations.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized decreases of $1.4 million and $110 thousand and an increase of $161 thousand for interest and penalties for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016 and 2015, ACC had a payable of $250 thousand and $1.7 million, respectively, related to accrued interest and penalties.
ACC files income tax returns, as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial, in the U.S. federal jurisdiction, and various states jurisdictions. In the fourth quarter of 2016, Ameriprise Financial received a cash settlement as final resolution to the 1997 through 2005 Internal Revenue Service (“IRS”) audit. The IRS has completed its field examination of the 2006 through 2011 tax returns and those years are effectively settled. The IRS is currently auditing Ameriprise Financial’s U.S. income tax returns for 2012 and 2013. Ameriprise Financial’s or its subsidiaries’, including ACC’s, state income tax returns are currently under examination by various jurisdictions for years ranging from 2008 through 2015 and remain open for all years after 2015.
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

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers
As of December 31, 2016
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CASH EQUIVALENTS
COMMERCIAL PAPER
COMCAST CORP	1/4/2017	—%	$17,000	$16,999	$16,999
CONSUMERS ENERGY COMPANY	1/10/2017	—	9,000	8,998	8,998
EASTMAN CHEMICAL COMPANY	1/9/2017	—	16,800	16,796	16,796
ENTERPRISE PRODUCTS OPERATING	1/3/2017	—	23,100	23,099	23,099
KROGER CO	1/3/2017	—	36,500	36,498	36,498
SOUTH CAROLINA ELECTRIC & GAS	1/19/2017	—	9,000	8,995	8,995
TOTAL CASH EQUIVALENTS				111,385	111,385

FIXED MATURITIES
U. S. GOVERNMENT AND AGENCIES OBLIGATIONS
UNITED STATES TREASURY	11/15/2028	5.250	200	211	255
UNITED STATES TREASURY	4/15/2017	0.875	165	165	165
TOTAL U. S. GOVERNMENT AND AGENCIES OBLIGATIONS				376	420
STATE AND MUNICIPAL OBLIGATIONS
CARSON CALIFORNIA REDEVELOPMENT AGENCY	2/1/2017	2.261	1,330	1,330	1,330
CARSON CALIFORNIA REDEVELOPMENT AGENCY	2/1/2019	3.307	1,550	1,550	1,572
CARSON CALIFORNIA REDEVELOPMENT AGENCY	2/1/2020	3.757	3,205	3,205	3,280
FLORIDA ST MID-BAY BRIDGE AUTHORITY	10/1/2021	3.784	4,330	4,330	4,392
HURST-EULESS-BEDFORD TEXAS INDPT SCHOOL DISTRICT	8/15/2017	—	1,000	992	993
LOS ANGELES CALIF MUN IMPT CORPORATION	11/1/2019	2.846	3,000	3,000	3,069
LOS ANGELES COUNTY CALIFORNIA REDEV AUTHORITY	8/1/2019	2.644	2,425	2,425	2,455
MICHIGAN STATE HOUSING DEVELOPMENT	4/1/2018	1.446	2,030	2,030	2,018
MICHIGAN STATE HOUSING DEVELOPMENT	10/1/2019	1.822	1,460	1,460	1,437
MICHIGAN STATE HOUSING DEVELOPMENT	4/1/2020	1.946	1,080	1,080	1,055
NEW HOPE CULTURAL EDU FACS FIN CORPORATION	7/1/2018	3.330	1,380	1,380	1,374
NEW HOPE CULTURAL EDU FACS FIN CORPORATION	7/1/2019	3.780	2,155	2,155	2,144
NEW HOPE CULTURAL EDU FACS FIN CORPORATION	7/1/2020	4.125	2,810	2,810	2,785
NEW JERSEY ECONOMIC DEVELOPMENT AUTHORITY	6/15/2017	3.375	7,890	7,890	7,965
NORTH CAROLINA EASTN MUN PWR AGENCY	7/1/2017	1.561	3,500	3,500	3,500
SACRAMENTO CALIF UNI SCH DISTRICT	8/1/2017	1.248	3,000	3,000	2,995
ST PAUL HSG REDEV AUTHORITY	7/1/2018	1.838	2,000	2,000	2,009
ST PAUL MINN HSG & REDEV AUTHORITY	7/1/2017	1.400	4,135	4,135	4,137
TOTAL STATE AND MUNICIPAL OBLIGATIONS				48,272	48,510

RESIDENTIAL MORTGAGE BACKED SECURITIES
AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES:
FANNIE MAE 06-36 GF	5/25/2036	0.884	8,920	8,961	8,882
FANNIE MAE 07-46 FB	5/25/2037	0.954	3,322	3,331	3,312
FANNIE MAE 09-107 FL	2/25/2038	1.234	3,880	3,900	3,909
FANNIE MAE 13-2 KF	1/25/2037	0.764	12,388	12,358	12,263
FANNIE MAE AF-2015-22C	4/25/2045	0.883	30,318	30,214	30,121

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2016
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE AF-2015-42	6/25/2055	0.863	33,040	32,863	32,504
FANNIE MAE AF-2015-91	12/25/2045	0.903	32,473	32,326	32,259
FANNIE MAE FA-2015-4	2/25/2045	0.883	15,636	15,658	15,591
FANNIE MAE FNMA_15-50	7/25/2045	0.883	52,394	52,340	52,296
FANNIE MAE FW-2015-84	11/25/2045	0.883	26,522	26,484	26,317
FANNIE MAE 16-2	2/25/2056	1.097	10,677	10,664	10,657
FANNIE MAE 16-40	7/25/2056	1.013	36,806	36,753	36,900
FANNIE MAE 254590	1/1/2018	5.000	265	265	272
FANNIE MAE 254591	1/1/2018	5.500	180	180	183
FANNIE MAE 303970	9/1/2024	6.000	375	371	424
FANNIE MAE 545492	2/1/2022	5.500	169	167	187
FANNIE MAE 623866	2/1/2017	5.000	3	3	3
FANNIE MAE 625943	3/1/2017	5.000	4	4	4
FANNIE MAE 703446	5/1/2018	4.500	740	744	761
FANNIE MAE 704592	5/1/2018	5.000	241	242	247
FANNIE MAE 708635	6/1/2018	5.000	150	151	154
FANNIE MAE 725558	6/1/2034	2.894	377	374	394
FANNIE MAE 725694	7/1/2034	2.560	239	235	246
FANNIE MAE 725719	7/1/2033	2.501	703	700	722
FANNIE MAE 735034	10/1/2034	2.847	6,397	6,745	6,706
FANNIE MAE 735702	7/1/2035	2.889	5,148	5,299	5,418
FANNIE MAE 794787	10/1/2034	2.740	245	248	259
FANNIE MAE 799733	11/1/2034	3.066	283	287	299
FANNIE MAE 801337	9/1/2034	2.619	3,374	3,559	3,532
FANNIE MAE 801917	10/1/2034	3.305	643	645	680
FANNIE MAE 804561	9/1/2034	2.711	898	900	947
FANNIE MAE 807219	1/1/2035	2.811	2,477	2,498	2,617
FANNIE MAE 809532	2/1/2035	2.718	396	399	419
FANNIE MAE 834552	8/1/2035	3.080	804	808	835
FANNIE MAE 889335	6/1/2018	4.500	654	658	672
FANNIE MAE 889485	6/1/2036	2.993	4,884	4,966	5,168
FANNIE MAE 922674	4/1/2036	2.998	2,474	2,534	2,640
FANNIE MAE 968438	1/1/2038	2.595	7,133	7,494	7,484
FANNIE MAE 995123	8/1/2037	3.081	2,271	2,351	2,415
FANNIE MAE 995548	9/1/2035	2.859	3,030	3,097	3,185
FANNIE MAE 995604	11/1/2035	3.006	9,168	9,671	9,669
FANNIE MAE 995614	8/1/2037	2.097	3,259	3,431	3,358
FANNIE MAE AB1980	12/1/2020	3.000	3,724	3,770	3,824
FANNIE MAE AB5230	5/1/2027	2.500	12,166	12,402	12,203
FANNIE MAE AD0901	4/1/2040	2.741	7,537	8,016	7,965
FANNIE MAE AE0559	12/1/2034	2.802	5,795	6,101	6,073
FANNIE MAE AE0566	8/1/2035	2.948	5,332	5,612	5,654
FANNIE MAE AF-2016-11	3/25/2046	1.033	19,737	19,704	19,780
FANNIE MAE AF-2016-30	5/25/2046	1.033	39,225	39,200	39,242

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2016
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE AF-204620	11/15/2042	1.057	23,687	23,648	23,725
FANNIE MAE AL1037	1/1/2037	2.760	4,754	5,066	5,019
FANNIE MAE AL2269	10/1/2040	3.089	8,052	8,565	8,454
FANNIE MAE AL3935	9/1/2037	2.970	12,727	13,462	13,457
FANNIE MAE AL3961	2/1/2039	2.661	9,579	10,113	10,072
FANNIE MAE AL4100	9/1/2036	2.851	13,487	14,227	14,197
FANNIE MAE AL4110	3/1/2037	2.930	10,059	10,583	10,607
FANNIE MAE AL4114	2/1/2039	2.986	12,688	13,466	13,458
FANNIE MAE AO8746	8/1/2027	2.500	22,260	22,945	22,328
FANNIE MAE ARM 105989	8/1/2020	3.210	10	10	10
FANNIE MAE ARM 190726	3/1/2033	4.825	145	148	153
FANNIE MAE ARM 249907	2/1/2024	3.250	135	136	140
FANNIE MAE ARM 303259	3/1/2025	2.629	57	58	59
FANNIE MAE ARM 545786	6/1/2032	2.790	210	211	214
FANNIE MAE ARM 620293	1/1/2032	2.525	211	209	221
FANNIE MAE ARM 651629	8/1/2032	3.043	230	230	240
FANNIE MAE ARM 654158	10/1/2032	2.535	353	354	373
FANNIE MAE ARM 654195	10/1/2032	2.414	343	343	363
FANNIE MAE ARM 655646	8/1/2032	3.043	250	250	260
FANNIE MAE ARM 655798	8/1/2032	2.885	404	404	427
FANNIE MAE ARM 661349	9/1/2032	2.550	148	148	157
FANNIE MAE ARM 661501	9/1/2032	2.918	45	46	46
FANNIE MAE ARM 661744	10/1/2032	2.596	361	363	382
FANNIE MAE ARM 664521	10/1/2032	2.901	176	176	179
FANNIE MAE ARM 664750	10/1/2032	2.985	321	322	338
FANNIE MAE ARM 670731	11/1/2032	2.665	439	440	459
FANNIE MAE ARM 670779	11/1/2032	2.665	510	513	532
FANNIE MAE ARM 670890	12/1/2032	2.367	610	613	644
FANNIE MAE ARM 670912	12/1/2032	2.312	515	516	543
FANNIE MAE ARM 670947	12/1/2032	2.296	376	378	396
FANNIE MAE ARM 694852	4/1/2033	2.690	227	231	239
FANNIE MAE ARM 70007	7/1/2017	2.420	—	—	—
FANNIE MAE ARM 70117	9/1/2017	2.250	—	—	—
FANNIE MAE ARM 722779	9/1/2033	2.506	776	778	801
FANNIE MAE ARM 733525	8/1/2033	2.737	587	565	609
FANNIE MAE ARM 739194	9/1/2033	2.936	512	513	534
FANNIE MAE ARM 743256	10/1/2033	2.950	294	291	307
FANNIE MAE ARM 743856	11/1/2033	2.625	264	264	276
FANNIE MAE ARM 758873	12/1/2033	3.046	449	445	471
FANNIE MAE ARM 88879	11/1/2019	2.880	41	41	41
FANNIE MAE ARM 89125	8/1/2019	2.128	46	46	47
FANNIE MAE AS4507	2/1/2030	3.000	11,351	11,800	11,725
FANNIE MAE AS4878	4/1/2030	3.000	14,601	15,177	15,081
FANNIE MAE DF-2015-38	6/25/2055	0.843	51,824	51,481	51,470

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2016
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE DF-2016-69	10/25/2046	1.156	23,802	23,806	23,767
FANNIE MAE FA-2015-55	8/25/2055	0.883	22,507	22,420	22,326
FANNIE MAE FA-204624	12/15/2038	1.067	57,075	56,964	57,198
FANNIE MAE GF-204639	3/15/2036	1.074	56,548	56,442	56,673
FANNIE MAE HYBRID ARM 566074	5/1/2031	2.818	309	309	324
FANNIE MAE HYBRID ARM 584507	6/1/2031	2.743	203	202	216
FANNIE MAE KF-2015-27	5/25/2045	0.884	23,379	23,309	23,253
FANNIE MAE MA0099	6/1/2019	4.000	1,030	1,035	1,060
FANNIE MAE MA0598	12/1/2020	3.500	3,281	3,353	3,419
FANNIE MAE MA1144	8/1/2027	2.500	11,067	11,425	11,249
FANNIE MAE_05-103	7/25/2035	1.256	22,890	22,989	22,988
FANNIE MAE_07-6	2/25/2037	1.206	13,089	13,111	13,090
FANNIE MAE_15-93	8/25/2045	1.106	20,429	20,379	20,381
FANNIE MAE_16-11	3/25/2046	1.167	23,890	23,925	23,983
FANNIE MAE_16-64	9/25/2046	1.087	26,687	26,682	26,656
FANNIE MAY_09-101	12/25/2039	1.596	19,887	20,186	20,211
FREDDIE MAC 3370 TF	10/15/2037	0.868	847	847	848
FREDDIE MAC 4159 FD	1/15/2043	0.888	13,026	13,073	12,985
FREDDIE MAC 4363 2014 FA	9/15/2041	0.897	9,348	9,356	9,289
FREDDIE MAC AF-204521	5/15/2041	0.857	40,646	40,581	40,565
FREDDIE MAC FB-204495	11/15/2038	0.877	29,437	29,317	29,177
FREDDIE MAC LF-204475	4/15/2040	0.837	7,691	7,690	7,677
FREDDIE MAC WF-204491	8/15/2039	0.847	14,492	14,486	14,373
FREDDIE MAC 1H2520	6/1/2035	2.801	7,340	7,788	7,744
FREDDIE MAC 1N1474	5/1/2037	2.972	2,883	2,994	3,049
FREDDIE MAC 1Q1515	11/1/2038	2.853	27,633	29,224	29,266
FREDDIE MAC 1Q1540	6/1/2040	2.881	14,218	15,196	15,077
FREDDIE MAC 1Q1548	8/1/2038	2.752	12,578	13,253	13,252
FREDDIE MAC 1Q1572	5/1/2038	2.732	21,811	23,048	23,019
FREDDIE MAC 3812 BE	9/15/2018	2.750	820	824	829
FREDDIE MAC 4595	10/15/2037	1.174	21,704	21,704	21,855
FREDDIE MAC 781884	8/1/2034	2.856	1,151	1,164	1,214
FREDDIE MAC 848416	2/1/2041	2.788	13,261	13,856	14,045
FREDDIE MAC 848530	9/1/2039	2.878	6,261	6,619	6,653
FREDDIE MAC 848922	4/1/2037	2.873	7,305	7,794	7,738
FREDDIE MAC 849281	8/1/2037	2.775	8,922	9,523	9,497
FREDDIE MAC AF-204559	3/15/2042	1.027	24,112	24,031	24,176
FREDDIE MAC ARM 350190	5/1/2022	2.875	30	31	30
FREDDIE MAC ARM 405014	1/1/2019	2.438	10	10	10
FREDDIE MAC ARM 405092	3/1/2019	2.375	6	6	6
FREDDIE MAC ARM 405185	10/1/2018	2.439	18	18	18
FREDDIE MAC ARM 405243	7/1/2019	2.760	23	23	23
FREDDIE MAC ARM 405437	10/1/2019	2.650	27	27	27
FREDDIE MAC ARM 405615	10/1/2019	2.232	4	4	4

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2016
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FREDDIE MAC ARM 606024	2/1/2019	2.256	8	8	8
FREDDIE MAC ARM 606025	7/1/2019	1.825	19	19	19
FREDDIE MAC ARM 780514	5/1/2033	2.823	432	442	455
FREDDIE MAC ARM 780845	9/1/2033	2.837	264	257	274
FREDDIE MAC ARM 780903	9/1/2033	2.795	352	349	371
FREDDIE MAC ARM 785363	2/1/2025	2.868	32	32	33
FREDDIE MAC ARM 788941	12/1/2031	2.625	25	25	25
FREDDIE MAC ARM 840031	1/1/2019	2.625	2	2	2
FREDDIE MAC ARM 840035	1/1/2019	2.431	9	9	9
FREDDIE MAC ARM 840036	1/1/2019	2.375	9	9	9
FREDDIE MAC ARM 840072	6/1/2019	2.589	22	22	22
FREDDIE MAC ARM 845154	7/1/2022	2.715	35	36	37
FREDDIE MAC ARM 845523	11/1/2023	2.380	5	5	5
FREDDIE MAC ARM 845654	2/1/2024	2.995	86	86	88
FREDDIE MAC ARM 845730	11/1/2023	2.692	144	147	149
FREDDIE MAC ARM 845733	4/1/2024	2.803	155	157	163
FREDDIE MAC ARM 846107	2/1/2025	3.365	40	41	41
FREDDIE MAC ARM 846702	10/1/2029	2.681	39	40	41
FREDDIE MAC ARM 865008	2/1/2018	3.125	10	10	10
FREDDIE MAC C90581	8/1/2022	5.500	155	154	172
FREDDIE MAC C90582	9/1/2022	5.500	95	95	105
FREDDIE MAC E01140	5/1/2017	6.000	37	37	37
FREDDIE MAC E90153	6/1/2017	6.000	10	10	10
FREDDIE MAC E90154	6/1/2017	6.000	17	17	17
FREDDIE MAC E91041	9/1/2017	5.000	61	61	63
FREDDIE MAC E95403	3/1/2018	5.000	101	101	103
FREDDIE MAC E95671	4/1/2018	5.000	145	146	149
FREDDIE MAC F4-20328	2/15/2038	0.877	13,273	13,293	13,189
FREDDIE MAC FA-204547	9/15/2040	1.056	18,799	18,776	18,748
FREDDIE MAC FL-204523	8/15/2038	0.877	22,783	22,661	22,743
FREDDIE MAC G11298	8/1/2017	5.000	67	67	69
FREDDIE MAC G30227	5/1/2023	5.500	537	549	594
FREDDIE MAC J32518	8/1/2030	3.000	21,639	22,427	22,237
FREDDIE MAC KF-204560	7/15/2040	1.077	29,087	29,055	29,026
FREDDIE MAC T-76 2A	10/25/2037	3.223	10,363	10,564	10,486
FREDDIE MAC_4248	5/15/2041	1.154	20,303	20,338	20,303
FREDDIE MAC_4301	7/15/2037	1.104	24,531	24,531	24,495
FREDDIE MAC_4448	5/15/2040	0.937	19,848	19,744	19,727
GINNIE MAE MF-2016-108	8/20/2046	0.917	3,810	3,793	3,804
GINNIE MAE AF-2014-129	10/20/2041	0.833	12,056	12,044	12,111
GINNIE MAE AF-2014-94	11/20/2041	1.067	8,215	8,232	8,146
GINNIE MAE AF-2015-18	2/20/2040	0.863	18,483	18,513	18,130
GINNIE MAE II 082431	12/20/2039	2.000	9,464	9,846	9,783
GINNIE MAE II 082464	1/20/2040	2.000	3,256	3,500	3,372

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2016
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

GINNIE MAE II 082497	3/20/2040	2.000	6,284	6,676	6,498
GINNIE MAE II 082573	7/20/2040	2.125	7,895	8,181	8,146
GINNIE MAE II 082581	7/20/2040	2.125	9,440	10,126	9,776
GINNIE MAE II 082602	8/20/2040	2.125	16,456	17,673	16,987
GINNIE MAE II 082710	1/20/2041	2.000	8,140	8,470	8,410
GINNIE MAE II 082794	4/20/2041	2.500	10,129	10,814	10,438
GINNIE MAE II ARM 8157	3/20/2023	2.000	68	68	69
GINNIE MAE II ARM 8206	3/20/2017	2.000	1	1	1
GINNIE MAE II ARM 8240	7/20/2017	2.125	2	2	2
GINNIE MAE II ARM 8251	8/20/2017	2.125	—	—	—
GINNIE MAE II ARM 8274	10/20/2017	2.500	11	11	11
GINNIE MAE II ARM 8283	11/20/2017	2.500	—	—	—
GINNIE MAE II ARM 8293	12/20/2017	2.500	2	2	2
GINNIE MAE II ARM 8341	4/20/2018	2.500	1	1	1
GINNIE MAE II ARM 8353	5/20/2018	2.500	6	6	6
GINNIE MAE II ARM 8365	6/20/2018	2.500	8	8	8
GINNIE MAE II ARM 8377	7/20/2018	2.500	4	4	4
GINNIE MAE II ARM 8428	11/20/2018	3.500	2	2	2
GINNIE MAE II ARM 8440	12/20/2018	3.500	7	7	7
GINNIE MAE II ARM 8638	6/20/2025	2.125	103	104	106
GINNIE MAE LF-2015-82	4/20/2041	0.833	14,480	14,481	14,512
TOTAL AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				1,565,169	1,562,312

NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES:
ADJUSTABLE RATE MORTGAGE TRUST 04-2 6A1	2/25/2035	3.120	783	793	783
AMERICAN HOME MORTGAGE INVESTMENT TRUST 5A-2004-4	2/25/2045	3.293	4,960	5,014	4,868
APS RESECURITIZATION TRUST 1A-2016-3	11/27/2066	3.006	24,358	24,194	24,177
APS RESECURITIZATION TRUST 2A-2015-1	8/28/2054	0.726	12,687	12,285	12,370
APS RESECURITIZATION TRUST 2A-2016-3	11/27/2046	3.006	15,814	15,700	15,701
BANK OF AMERICA FUNDING CORPORATION 05-F 4A1	9/20/2035	3.128	1,987	1,725	1,720	c
BANK OF AMERICA FUNDING CORPORATION 05-G A3	10/20/2035	3.094	1,974	1,875	1,862
BANK OF AMERICA FUNDING CORPORATION 7A1-2015-R4	11/27/2045	3.008	14,074	14,019	14,153
BANK OF AMERICA FUNDING CORPORATION A1-2016-R1	3/25/2040	2.500	40,418	40,158	39,670
BANK OF AMERICA MORTGAGE SECURITY 04-5 3A3	6/25/2019	5.000	169	170	169
BANK OF AMERICA MORTGAGE SECURITY 06-B 2A1	11/20/2046	3.004	1,127	1,009	962	c
BANK OF AMERICA MORTGAGE SECURITY 2003-I 2A6	10/25/2033	3.265	1,991	1,984	2,034
BANK OF AMERICA MORTGAGE SECURITY 2004-B B1	3/25/2034	3.040	4,169	4,157	3,722
BANK OF AMERICA MORTGAGE SECURITY 2004-E 2A6	6/25/2034	3.342	3,555	3,538	3,556
BAYVIEW OPPORTUNITY MASTER FUND A-2016-SPL1	4/28/2055	4.000	39,219	40,424	40,392
BAYVIEW OPPORTUNITY MASTER FUND A-2016-SPL2	6/28/2053	4.000	36,400	37,456	37,459
BCAP LLC TRUST 09-RR1 21A1	11/26/2034	3.034	384	378	384
BCAP LLC TRUST 09-RR1 22A1	5/26/2035	3.010	2,624	2,579	2,624
BCAP LLC TRUST 09-RR1 23A1	5/26/2035	3.013	1,678	1,645	1,678
BCAP LLC TRUST 11-RR10 3A5	6/26/2035	3.013	5,746	5,742	5,750

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2016
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BCAP LLC TRUST 12-RR10 4A1	3/26/2036	3.002	9,888	9,945	9,859
BCAP LLC TRUST 12-RR10 9A1	10/26/2035	3.108	2,750	2,760	2,761
BCAP LLC TRUST 12-RR11 6A1	7/26/2036	3.079	4,856	4,897	4,846
BCAP LLC TRUST 12-RR12 2A1	6/26/2035	3.000	481	481	480
BCAP LLC TRUST 12-RR3 3A5	7/26/2037	2.591	406	405	405
BCAP LLC TRUST 12-RR3 8A1	7/26/2035	3.068	2,520	2,533	2,512
BCAP LLC TRUST 12-RR3 9A5	1/26/2036	3.289	1,502	1,512	1,492
BCAP LLC TRUST 12-RR5 7A5	10/26/2036	3.121	2,381	2,382	2,379
BCAP LLC TRUST 12-RR6 2A6	5/26/2036	2.756	2,830	2,822	2,818
BCAP LLC TRUST 13-RR1 1A1	11/26/2035	2.982	2,664	2,674	2,669
BCAP LLC TRUST 13-RR7 2A1	6/26/2037	2.581	4,203	4,219	4,193
BCAP LLC TRUST 13-RR8 1A1	5/26/2036	3.227	4,593	4,613	4,584
BCAP LLC TRUST 13-RR9 1A1	1/26/2036	3.289	7,358	7,383	7,396
BCAP LLC TRUST 3A1-2014-RR2	9/26/2046	1.501	8,738	8,548	8,606
BCAP LLC TRUST 4A1-2013-RR7	12/27/2034	3.607	10,295	10,423	10,465
BEAR STEARNS ALT-A TRUST 05-2 2A5	4/25/2035	3.539	1,870	1,866	1,528
BEAR STEARNS FUNDING TRUST 06-AR5 1A2	12/25/2046	0.643	1,040	756	659	c
BELLA VISTA MORTGAGE TRUST 05-1 4A	2/22/2035	3.041	2,665	2,658	2,644
CENTEX HOME EQUITY CXHEA 2003-A AF4	12/25/2031	4.250	1,471	1,457	1,463
CHASE MORTGAGE FINANCE 07-A1 1A5	2/25/2037	3.167	6,254	6,199	6,092
CHASEFLEX TRUST 07-M1 1A1	8/25/2037	0.603	7,648	7,802	5,997	c
CITIGROUP MORTGAGE LOAN TRUST 05-3	8/25/2035	3.041	1,424	1,307	1,302	c
CITIGROUP MORTGAGE LOAN TRUST 10-7 2A1	2/25/2035	2.981	940	940	952
CITIGROUP MORTGAGE LOAN TRUST 10-8 5A6	11/25/2036	4.000	99	99	99
CITIGROUP MORTGAGE LOAN TRUST 10-9 2A1	11/25/2035	2.990	358	359	357
CITIGROUP MORTGAGE LOAN TRUST 11-2 3A1	9/25/2037	3.387	224	223	224
CITIGROUP MORTGAGE LOAN TRUST 12-4 2A1	11/25/2035	3.357	1,184	1,183	1,177
CITIGROUP MORTGAGE LOAN TRUST 12-6 1A1	4/25/2037	3.122	3,193	3,193	3,193
CITIGROUP MORTGAGE LOAN TRUST 12-6 2A1	8/25/2036	2.808	2,501	2,503	2,500
CITIGROUP MORTGAGE LOAN TRUST 12-7 10A1	9/25/2036	3.234	2,480	2,478	2,473
CITIGROUP MORTGAGE LOAN TRUST 12-7 11A1	9/25/2035	3.154	428	428	428
CITIGROUP MORTGAGE LOAN TRUST 13-7 2A1	8/25/2036	2.808	5,833	5,847	5,753
CITIGROUP MORTGAGE LOAN TRUST 13-9 2A1	9/25/2034	2.964	10,182	10,216	10,127
CITIGROUP MORTGAGE LOAN TRUST 1A1-2014-11	10/25/2035	3.119	12,775	12,994	12,909
CITIGROUP MORTGAGE LOAN TRUST 1A1-2014-2	2/20/2036	3.077	10,879	10,936	10,862
CITIGROUP MORTGAGE LOAN TRUST 1A1-2015-11	3/25/2035	3.061	23,280	23,446	23,336
CITIGROUP MORTGAGE LOAN TRUST 1A1-2015-9	2/20/2036	3.243	10,120	10,169	10,054
CITIGROUP MORTGAGE LOAN TRUST 2A1-2014-2	4/25/2036	3.191	12,423	12,475	12,175
CITIGROUP MORTGAGE LOAN TRUST 2A1-2014-5	2/20/2036	3.105	13,059	13,164	13,092
CITIGROUP MORTGAGE LOAN TRUST 2A1-2015-9	2/25/2036	3.073	15,742	15,831	15,640
CITIGROUP MORTGAGE LOAN TRUST 3A1-2012-4	3/25/2036	3.009	4,193	4,216	4,183
CITIGROUP MORTGAGE LOAN TRUST 3A1-2013-11	9/25/2034	3.079	5,097	5,153	5,123
CITIGROUP MORTGAGE LOAN TRUST 3A1-2014-6	11/25/2035	1.883	15,098	14,911	14,871
CITIGROUP MORTGAGE LOAN TRUST 3A1-2015-5	8/25/2034	3.109	9,431	9,558	9,520

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2016
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CITIGROUP MORTGAGE LOAN TRUST 4A1-2015-5	4/20/2035	3.023	22,166	22,341	22,169
CITIGROUP MORTGAGE LOAN TRUST 5A1-2014-11	11/25/2036	3.250	6,510	6,576	6,598
CITIGROUP MORTGAGE LOAN TRUST 5A1-2015-5	1/25/2036	0.842	11,526	11,115	10,921
CITIGROUP MORTGAGE LOAN TRUST A1-2015-PS1	9/25/2042	3.750	20,060	20,330	20,628
CITIGROUP MORTGAGE LOAN TRUST A4-2015-A	6/25/2058	4.250	1,750	1,819	1,813
CITIGROUP MORTGAGE LOAN TRUST CMLTI_13 1A1	3/25/2035	3.322	9,407	9,473	9,420
COLT FUNDING LLC A1-2016-3	12/26/2046	2.800	34,300	34,328	34,360
COLT FUNDING LLC 6-2	9/25/2046	2.750	10,267	10,318	10,245
COUNTRYWIDE HOME EQUITY LOAN TRUST 04-K 2A	2/15/2034	0.808	158	87	146	c
COUNTRYWIDE HOME LOANS 03-46 4A1	1/19/2034	3.138	4,968	5,091	4,970
COUNTRYWIDE HOME LOANS 05-HYB7 5A1	11/20/2035	2.635	4,935	3,576	4,145	c
COUNTYWIDE ALTERNATIVE LOAN 04-33 2A1	12/25/2034	3.316	414	419	404
COUNTYWIDE ALTERNATIVE LOAN 05-24 2A1	7/20/2035	1.720	1,935	1,374	1,623	c
COUNTYWIDE ALTERNATIVE LOAN 05-27 1A4	8/25/2035	1.761	2,284	1,628	1,608	c
CREDIT SUISSE COMMERCIAL MORTGAGE 13-2R 1A1	5/27/2036	2.000	330	329	329
CREDIT SUISSE COMMERCIAL MORTGAGE 13-2R 6A1	9/27/2036	3.329	5,588	5,659	5,681
CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES 04-AR3 5A1	4/25/2034	2.988	3,550	3,600	3,658
CREDIT SUISSE MORTGAGE CAPITAL 09-2R 1A12	9/26/2034	3.039	26,418	26,441	26,273
CREDIT SUISSE MORTGAGE CAPITAL 09-2R 1A13	9/26/2034	3.039	28,874	28,877	28,483
CREDIT SUISSE MORTGAGE CAPITAL 10-17R 1A1	6/26/2036	2.966	3,612	3,612	3,675
CREDIT SUISSE MORTGAGE CAPITAL 13-8R 6A1	5/27/2037	0.824	3,393	3,373	3,372
CREDIT SUISSE MORTGAGE CAPITAL 3A1-2014-12R	6/27/2037	0.704	280	280	272
CREDIT SUISSE MORTGAGE CAPITAL 3A1-2015-7R	10/27/2036	0.896	17,377	16,763	16,737
CREDIT SUISSE MORTGAGE CAPITAL A6-2015-1R	12/27/2035	3.565	11,415	11,587	11,653
CREDIT SUISSE MORTGAGE CAPTIAL 13-11R 1A1	6/27/2034	2.750	7,798	7,798	7,713
CREDIT SUISSE MORTGAGE CAPTIAL 13-11R 2A1	5/27/2034	2.750	13,634	13,643	13,401
CREDIT SUISSE MORTGAGE CAPTIAL 15A1-2014-11	1/27/2036	2.994	19,354	19,528	19,408
CREDIT SUISSE MORTGAGE CAPTIAL 1A1-2015-6R	7/27/2035	3.107	15,094	15,267	15,177
CREDIT SUISSE MORTGAGE CAPTIAL 5A1-2014-5R	7/27/2037	2.500	7,778	7,778	7,602
CREDIT SUISSE MORTGAGE TRUST 2A12-2010-2R	10/26/2036	3.180	28,060	28,421	28,343
CREDIT SUISSE MORTGAGE TRUST 2A12-2010-7R	4/26/2037	4.000	4,977	5,036	4,948
CREDIT SUISSE MORTGAGE TRUST 2A14-2009-11	9/26/2036	2.969	3,094	3,117	3,078
CREDIT SUISSE MORTGAGE TRUST 6A12-2010-2R	7/26/2037	4.341	6,240	6,324	6,268
DEUTSCHE ALTA SECURITIES INC 06-AR6 A4	2/25/2037	0.603	6,288	2,563	5,616	c
DEUTSCHE ALTA SECURITIES INC 07-AR1 A4	1/25/2047	0.593	6,150	6,235	5,143	c
DEUTSCHE ALTA SECURITIES INC 07-OA1 A1	2/25/2047	0.674	3,216	2,718	2,304	c
EQUITY ONE ABS INC 04-3 AF4	7/25/2034	4.826	1,649	1,649	1,677
FIRST HORIZON ALTERNATIVE MORTGAGE 04-AA4 A1	10/25/2034	2.838	1,040	1,055	1,047
FIRST HORIZON ALTERNATIVE MORTGAGE 04-AA7 1A1	2/25/2035	2.746	783	791	705
FIRST HORIZON ALTERNATIVE MORTGAGE 05-AA2 IA1	3/25/2035	2.728	1,454	1,478	1,322
FIRST HORIZON ALTERNATIVE MORTGAGE 05-AA3 3A1	5/25/2035	2.972	3,109	3,136	2,945
GMAC MORTGAGE CORPORATION LOAN 2004-AR2 3A	8/19/2034	3.629	803	805	781
GMAC MORTGAGE CORPORATION LOAN 2004-AR2 5A1	8/19/2034	3.699	1,031	1,032	1,032
GOLDMAN SACHS MORTGAGE SECURITIES CORPORATION 05-AR1 2A1	1/25/2035	3.463	2,526	2,536	2,569

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2016
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

GOLDMAN SACHS MORTGAGE SECURITIES CORPORATION 05-AR3 6A1	5/25/2035	3.102	2,178	2,187	2,035
GOLDMAN SACHS MORTGAGE SECURITIES CORPORATION 05-AR5 2A1	10/25/2035	2.826	3,590	3,285	3,130	c
GOLDMAN SACHS MORTGAGE SECURITIES CORPORATION 05-AR7 2A1	11/25/2035	3.357	1,552	1,466	1,503
GOLDMAN SACHS MORTGAGE SECURITIES CORPORATION 09-1R 2A1	11/25/2035	3.096	547	532	545
GOLDMAN SACHS MORTGAGE SECURITIES CORPORATION 09-1R 3A1	11/25/2035	3.040	926	889	924
GOLDMAN SACHS MORTGAGE SECURITIES CORPORATION 2A-2014-4R	8/26/2035	3.655	11,467	11,686	11,645
GREENPOINT MORTGAGE FUNDING TRUST 05-AR5 4A1	11/25/2045	2.376	4,906	4,341	3,637	c
HARBORVIEW MORTGAGE LOAN TRUST 04-10 4A	1/19/2035	3.052	660	665	657
HARBORVIEW MORTGAGE LOAN TRUST 04-7 3A1	11/19/2034	2.617	949	942	923
HARBORVIEW MORTGAGE LOAN TRUST 05-15 3A1A1	10/20/2045	2.410	6,158	5,492	5,382	c
HARBORVIEW MORTGAGE LOAN TRUST 05-8 2A2A	9/19/2035	2.117	1,808	1,479	1,276	c
HARBORVIEW MORTGAGE LOAN TRUST 06-14 2A1B	1/25/2047	0.639	2,447	1,053	779	c
HARBORVIEW MORTGAGE LOAN TRUST 2004-1 4A	4/19/2034	3.150	314	316	315
HARBORVIEW MORTGAGE LOAN TRUST 2004-4 3A	6/19/2034	1.658	87	86	83
HARBORVIEW MORTGAGE LOAN TRUST 2004-6 5A	8/19/2034	3.408	277	275	275
INDYMAC INDX MORTGAGE LOAN TRUST 05-AR5 2A1	5/25/2035	2.737	2,999	2,674	2,563	c
JEFFERIES & CO 09-R12 1A1	2/26/2035	3.001	1,926	1,906	1,937
JEFFERIES & CO 09-R12 2A1	1/26/2035	3.167	933	923	943
JEFFERIES & CO 09-R3 1A1	12/26/2035	2.964	1,442	1,401	1,446
JEFFERIES & CO 2A-2009-R2	12/26/2037	3.160	4,497	4,497	4,497
JEFFERIES & CO A1-2015-R1	12/26/2036	0.743	9,524	9,085	9,143
JP MORGAN REREMIC 10-5 3A1	8/26/2036	2.805	326	326	326
JP MORGAN REREMIC 11-2 5A3	3/26/2036	3.000	1,170	1,164	1,170
JP MORGAN REREMIC 3A1-2009-10	10/26/2035	3.072	10,470	10,553	10,557
LUMINENT MORTGAGE TRUST 06-6 2A2	10/25/2046	0.673	1,288	184	863	c
MASTR ADJUSTABLE RATE MORTGAGES TRUST 05-1 3A1	2/25/2035	4.373	1,533	1,552	1,436
MERRILL LYNCH MORTGAGE INVESTOR 05-A2 A2	2/25/2035	2.688	1,896	1,896	1,912
MERRILL LYNCH MORTGAGE INVESTORS TRUST 03-A5 2A6A	8/25/2033	3.013	1,299	1,297	1,329
MERRILL LYNCH MORTGAGE INVESTORS TRUST 05-A1 2A	12/25/2034	3.032	853	855	866
MILL CITY MORTGAGE LOAN TRUST A1-2015-1	6/25/2056	2.230	12,738	12,724	12,755
MILL CITY MORTGAGE LOAN TRUST A1-2015-2	9/25/2057	3.000	10,190	10,221	10,260
MILL CITY MORTGAGE LOAN TRUST A1-2016-1	4/25/2057	2.500	22,426	22,554	22,316
MILL CITY MORTGAGE TRUST A2-2015-1	6/25/2056	3.000	27,500	27,609	27,713
MLCC MORTGAGE INVESTORS INC 04-1 2A2	12/25/2034	2.812	519	520	521
MORGAN STANLEY MORTGAGE LOAN 04-10AR A1	11/25/2034	3.483	537	544	539
MORGAN STANLEY MORTGAGE LOAN PT2A	11/25/2034	3.012	1,075	1,092	1,088
MORGAN STANLEY REREMIC TRUST 10A-2013-R8	9/26/2036	3.001	5,093	5,129	5,096
MORGAN STANLEY REREMIC TRUST 10-R6 3A	9/26/2036	0.962	1,262	1,255	1,239
MORGAN STANLEY REREMIC TRUST 13-R1 5A	11/26/2036	2.617	4,828	4,870	4,834
MORGAN STANLEY REREMIC TRUST 13-R3 11A	2/26/2036	3.229	4,340	4,340	4,330
MORGAN STANLEY REREMIC TRUST 13-R3 1A	2/26/2036	3.338	13,618	13,686	13,696
MORGAN STANLEY REREMIC TRUST 13-R3 4A	12/26/2036	2.658	5,314	5,336	5,298
MORGAN STANLEY REREMIC TRUST 13-R3 5A	11/26/2036	2.617	3,632	3,619	3,616
MORGAN STANLEY REREMIC TRUST 13-R8 1A	9/26/2036	3.016	20,101	20,420	19,984

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2016
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

MORGAN STANLEY REREMIC TRUST 1A-2010-R1	7/26/2035	3.090	15,156	15,283	15,250
MORGAN STANLEY REREMIC TRUST 1A-2010-R3	7/26/2035	3.130	6,489	6,542	6,495
MORGAN STANLEY REREMIC TRUST 1A-2010-R5	1/26/2035	2.807	5,288	5,328	5,293
MORGAN STANLEY REREMIC TRUST 1A-2013-R9	6/26/2046	2.983	5,778	5,830	5,752
MORGAN STANLEY REREMIC TRUST 2010-R2 1A	9/26/2035	3.043	1,701	1,752	1,703
MORGAN STANLEY REREMIC TRUST 2A-2014-R4	8/26/2034	3.126	22,016	22,361	22,043
MORGAN STANLEY REREMIC TRUST 2A-2015-R1	11/20/2036	2.981	8,196	8,206	8,155
MORGAN STANLEY REREMIC TRUST 2A-2015-R7	6/26/2035	3.145	9,666	9,716	9,722
MORGAN STANLEY REREMIC TRUST 3A-2013-R8	9/26/2036	3.242	6,267	6,316	6,264
MORGAN STANLEY REREMIC TRUST 3A-2014-R4	8/26/2034	3.087	17,330	17,569	17,445
MORGAN STANLEY REREMIC TRUST 4A-2013-R8	9/26/2036	3.242	2,753	2,778	2,772
MORGAN STANLEY REREMIC TRUST 4A-2015-R4	8/26/2047	3.158	15,982	16,039	16,062
MORGAN STANLEY REREMIC TRUST 5A-2013-R9	6/26/2046	0.939	14,776	14,427	14,168
MORGAN STANLEY REREMIC TRUST 6A-2013-R8	9/26/2036	2.983	3,381	3,391	3,374
MORGAN STANLEY REREMIC TRUST 7A-2013-R8	9/26/2036	3.079	6,091	6,146	6,029
MORGAN STANLEY REREMIC TRUST 8A-2015-R3	4/26/2047	2.761	9,753	9,860	9,795
MORGAN STANLEY REREMIC TRUST A1-2014-R6	9/26/2035	3.269	28,453	28,887	28,933
MORGAN STANLEY REREMIC TRUST A-2014-R7	1/26/2051	3.000	25,841	25,296	25,064
NATIONSTAR MORTGAGE LOAN TRUST A-2013-A	12/25/2052	3.750	3,249	3,317	3,357
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2016-1A	3/25/2056	3.750	20,382	20,953	20,804
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2016-2	9/25/2056	3.750	33,845	35,191	34,489
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2016-2A	11/26/2035	3.750	12,857	13,242	13,102
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2016-4A	11/25/2056	3.750	34,198	35,224	35,241
NEW RESIDENTIAL MORTGAGE LOAN TRUST A3-2014-3	11/25/2054	3.750	6,419	6,562	6,541
NOMURA RESECURITIZATION TRUST 1A1-2015-6R	4/26/2037	0.792	11,617	11,057	11,085
NOMURA RESECURITIZATION TRUST 3A1-2014-7R	1/26/2036	3.289	7,353	7,457	7,514
NOMURA RESECURITIZATION TRUST 4A1-2015-4R	3/26/2037	2.828	12,144	12,164	12,320
NOMURA RESECURITIZATION TRUST 5A1-2014-6R	4/26/2037	2.952	4,498	4,553	4,577
RBSSP RESECURITIZATION TRUST 12-6 8A1	4/26/2035	1.084	4,814	4,668	4,625
RBSSP RESECURITIZATION TRUST 19A1-2009-12	12/25/2035	2.847	15,609	15,574	15,830
RBSSP RESECURITIZATION TRUST 2009-8 1A1	4/26/2036	3.154	3,120	3,134	3,131
RBSSP RESECURITIZATION TRUST 2A1-2009-6	1/26/2036	2.846	7,642	7,686	7,726
RBSSP RESECURITIZATION TRUST 7A3-2010-12	12/27/2035	4.000	1,113	1,120	1,115
RENAISSANCE HOME EQUITY LOAN 05-3 AF3	11/25/2035	4.814	1,483	1,479	1,487
RESIDENTIAL ACCREDIT LOANS INC 05-QA2 A1II	2/25/2035	3.167	2,956	2,514	2,464	c
RESIDENTIAL ACCREDIT LOANS INC 07-QO1 A2	2/25/2047	0.623	1,310	50	361	c
RESIDENTIAL ASSET SECURITIES 03-K10 AI6	12/25/2033	4.540	425	428	435
RESIDENTIAL ASSET SECURITIES CORPORATION 2004-KS9 AI6	10/25/2034	4.620	1,110	632	1,011	c
RESIDENTIAL FUNDING MORTGAGE SECTION I 05-SA2 IIIA3	6/25/2035	3.329	2,227	2,231	2,173
RESIDENTIAL FUNDING MORTGAGE SECTION I 06-RP1	10/25/2045	0.685	5,589	5,552	5,533
STRUCTURED ASSET INVESTMENT LOAN TRUST M1-2003-BC5	6/25/2033	1.709	7,134	6,907	7,064
STRUCTURED ASSET SECURITIES CORPORATION 03-24A 5A	7/25/2033	3.131	362	368	360
TOWD POINT MORTGAGE TRUST 1A12-2015-2	11/25/2060	2.750	4,168	4,144	4,190
TOWD POINT MORTGAGE TRUST A1-2015-5	5/25/2055	3.500	12,575	12,787	12,897

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2016
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

TOWD POINT MORTGAGE TRUST A1-2015-6	4/25/2055	3.500	16,032	16,200	16,469
TOWD POINT MORTGAGE TRUST A1-2016-1	2/25/2055	3.500	22,446	22,784	23,020
TOWD POINT MORTGAGE TRUST A1-2016-2	8/25/2055	3.000	20,636	20,778	20,920
TOWD POINT MORTGAGE TRUST A1-2016-3	8/25/2055	2.250	35,307	35,256	35,060
TOWD POINT MORTGAGE TRUST A1A-2015-3	3/25/2054	3.500	13,099	13,284	13,352
TOWD POINT MORTGAGE TRUST A1B-2015-3	3/25/2054	3.000	6,549	6,584	6,600
TOWD POINT MORTGAGE TRUST A4B-2015-3	3/25/2054	3.500	5,697	5,814	5,779
WASHINGTON MUTUAL 03-AR6 A1	6/25/2033	2.899	1,458	1,454	1,472
WASHINGTON MUTUAL 04-AR10 A1A	7/25/2044	1.065	888	891	816
WASHINGTON MUTUAL 05-AR10 1A3	9/25/2035	2.748	7,651	7,644	7,448
WASHINGTON MUTUAL 05-AR3 A2	3/25/2035	2.798	2,309	2,317	2,321
WASHINGTON MUTUAL 05-AR4 A5	4/25/2035	2.792	6,103	6,082	6,110
WELLS FARGO MORTGAGE BACKED SECURITY 03-M A1	12/25/2033	3.000	1,145	1,179	1,146
WELLS FARGO MORTGAGE BACKED SECURITY 04-DD 2A6	1/25/2035	3.014	2,003	2,001	2,031
WELLS FARGO MORTGAGE BACKED SECURITY 04-I 1A1	7/25/2034	3.135	2,132	2,135	2,182
WELLS FARGO MORTGAGE BACKED SECURITY 04-K 2A6	7/25/2034	3.098	1,939	2,004	1,974
WELLS FARGO MORTGAGE BACKED SECURITY 04-W A8	11/25/2034	3.003	5,888	5,898	6,055
WELLS FARGO MORTGAGE BACKED SECURITY 05-AR12 2A5	6/25/2035	3.013	2,673	2,538	2,758
WELLS FARGO MORTGAGE BACKED SECURITY 05-AR2 2A2	3/25/2035	2.908	557	558	562
WELLS FARGO MORTGAGE BACKED SECURITY 05-AR2 3A1	3/25/2035	2.876	1,279	1,270	1,307
WELLS FARGO MORTGAGE BACKED SECURITY 2004-0 A1	8/25/2034	2.995	296	294	302
WELLS FARGO MORTGAGE BACKED SECURITY 2004-Q 1A2	9/25/2034	3.004	3,716	3,767	3,813
WELLS FARGO MORTGAGE BACKED SECURITY 2907 AG	1/25/2035	3.040	850	852	859
WELLS FARGO MORTGAGE BACKED SECURITY 2A2-2005-AR1	6/25/2035	3.010	10,702	10,940	11,104
TOTAL NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				1,626,886	1,621,087
TOTAL RESIDENTIAL MORTGAGE BACKED SECURITIES				3,192,055	3,183,399

ASSET BACKED SECURITIES
ACCESS GROUP INC ACCESS 06-1 A2	8/25/2023	0.935	695	687	691
AMERICAN CREDIT ACCEPTANCE RECEIVABLES TRUST A-2016-1A	5/12/2020	2.370	2,121	2,121	2,126
ARES CLO LTD DEF_04014JAA	4/15/2025	1.980	40,000	39,943	39,947
ARL FIRST LLC ARLFR A1-2012-1A	12/15/2042	2.288	10,960	11,046	10,647
ATRIUM CDO CORPORATION 10A	7/16/2025	2.000	25,000	24,983	24,976
AVIS BUDGET RENTAL CAR FUNDING 2015-2A	12/20/2021	2.630	15,000	15,174	14,832
BRAZOS HIGHER EDUCATION AUTHORITY A2-2010-1	2/25/2035	2.125	20,000	19,758	19,650
CARLYLE GLOBAL MARKET STRATEGIES DEF_14310BAA	2/14/2025	2.187	20,000	20,000	20,000
CENTRE POINT FUNDING LLC 12-2 A	8/20/2021	2.610	761	761	748
CHESAPEAKE FUNDING II LLC A1-2016-1A	3/15/2028	2.110	6,887	6,886	6,875
CLI FUNDING LLC A-2014-1A	6/18/2029	3.290	11,206	11,220	10,688
COLLEGE LOAN CORPORATION TRUST 02-2 A24	3/1/2042	1.768	10,000	8,697	9,656
CRONOS CONTAINERS PROGRAM LTD 13-1 A	4/18/2028	3.080	5,637	5,662	5,388
DIAMOND RESORTS OWNER TRUST A-2013-2	5/20/2026	2.270	1,910	1,909	1,896
DRYDEN SENIOR LOAN FUND A4A-2008-1	10/15/2028	0.978	20,000	20,037	20,038
DRYDEN SENIOR LOAN FUND DEF_26250UAC	7/15/2025	1.980	40,000	40,000	39,847

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2016
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

DT AUTO OWNER TRUST A-2015-3A	3/15/2019	1.660	1,121	1,121	1,121
EDUCATIONAL SERVICES OF AMERICA A-2014-1	2/25/2039	1.456	19,281	18,994	19,000
EXETER AUTOMOBILE RECEIVABLES A-2015-1A	6/17/2019	1.600	1,021	1,021	1,021
EXETER AUTOMOBILE RECEIVABLES A-2015-2A	11/15/2019	1.540	1,254	1,254	1,254
FIRST INVESTORS AUTO OWNER TRUST A2-2016-1A	4/15/2021	2.260	13,200	13,200	13,214
GLOBAL SUPPLY CHAIN FINANCE A1-2014-1A	7/17/2029	3.190	7,583	7,582	7,282
GREEN TREE AGENCY ADVANCE FUND AT1-2016-TI	10/15/2048	2.380	13,250	13,244	13,142
HENDERSON RECEIVABLES LLC 10-3A A	12/15/2048	3.820	1,343	1,344	1,356
HERTZ VEHICLE FINANCING LLC A-2015-2A	9/25/2019	2.020	4,475	4,474	4,427
HERTZ VEHICLE FINANCING LLC A-2016-1A	3/25/2020	2.320	17,105	17,102	16,997
HILTON GRAND VACATIONS TRUST 13-A A	1/25/2026	2.280	3,339	3,339	3,325
KENTUCKY HIGHER EDUCATION STUDENT LOAN A1-2013-2	9/1/2028	1.133	8,773	8,575	8,675
MISSISSIPPI HIGHER EDUCATION ASSISTANCE CORP. A1-2014-1	10/25/2035	1.264	7,506	7,321	7,308
MVW OWNER TRUST MVWOT_16-1A	12/20/2033	2.250	20,668	20,523	20,256
NAVITAS EQUIPMENT RECEIVABLES 2016-1 A2	6/15/2021	2.200	7,000	7,000	6,988
NEW RESIDENTIAL ADVANCE RECEIVABLE AT1-2016-T1	6/15/2049	2.751	15,846	15,846	15,787
NORTHSTAR EDUCATION FINANCE 04-2 A3	7/30/2018	1.060	2,193	2,190	2,189
OAK HILL CREDIT PARTNERS DEF_67104CAA	4/20/2025	2.001	20,000	20,000	19,981
ONEMAIN DIRECT AUTO RECEIVABLE 2016-1A	1/15/2021	2.040	13,598	13,598	13,613
PENNSYLVANIA HIGHER EDUCATION ASSISTANCE AGENCY WL-15Y 6.055	11/25/2036	1.084	4,177	4,090	4,085
RACE POINT CLO LTD DEF_74982LAC	2/20/2025	2.161	14,000	13,986	13,993
SALLIE MAE 03-A A2	9/15/2020	1.403	603	582	602
SALLIE MAE 03-C A2	9/15/2020	1.240	459	452	455
SALLIE MAE 05-B A2	3/15/2023	1.030	1,393	1,363	1,390
SALLIE MAE 06-3 A4	7/25/2019	0.795	1,306	1,297	1,300
SALLIE MAE 06-4 A5	10/27/2025	0.815	2,625	2,624	2,623
SALLIE MAE 11-2 A1	11/25/2027	1.184	1,565	1,564	1,564
SALLIE MAE 12-3 A	12/26/2025	1.234	9,931	10,000	9,669
SALLIE MAE 12-B A2	10/15/2030	3.480	2,899	2,911	2,944
SBA TOWER TRUST A-2015-1	10/15/2020	3.156	5,850	5,936	5,897
SBA TOWER TRUST C-2013-1	4/16/2018	2.240	17,100	17,105	16,978
SBA TOWER TRUST C-2013-2	4/17/2023	3.722	2,610	2,569	2,589
SBA TOWER TRUST C-2016-1A	7/15/2021	2.877	155	152	154
SCHOLAR FUNDING TRUST SCHOOL 12-B A1	10/28/2025	1.156	466	465	466
SIERRA RECEIVABLES FUNDING CO LLC A-2016-1A	3/21/2033	3.080	12,604	12,602	12,544
SIERRA RECEIVABLES FUNDING COMPANY 12-1A A	11/20/2028	2.840	589	589	589
SIERRA RECEIVABLES FUNDING COMPANY 12-3A A	8/20/2029	1.870	2,779	2,784	2,777
SIERRA RECEIVABLES FUNDING COMPANY 13-2A A	11/20/2025	2.280	1,070	1,070	1,069
SIERRA RECEIVABLES FUNDING COMPANY A-2016-2A	7/20/2033	2.330	811	795	796
SIERRA RECEIVABLES FUNDING COMPANY A-2016-3A	10/20/2033	2.430	15,559	15,556	15,298
SMALL BUSINESS ADMINISTRATION 2002-20J	10/1/2022	4.750	377	380	392
SOCIAL PROFESSIONAL LOAN PROGRAM LLC A2A-2016-B	3/25/2031	1.680	6,680	6,680	6,667
SPS SERVICER ADVANCE RECEIVABLE AT2-2016-T2	11/15/2049	2.750	25,000	24,996	24,874
SPS SERVICER ADVANCE RECEIVABLE AT3-2015-T3	7/15/2047	2.920	10,789	10,789	10,798

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2016
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

STUDENT LOAN TRUST A4A-2008-1	12/15/2032	2.563	6,480	6,577	6,563
SVO VOI MORTGAGE CORP 12-A A	9/20/2029	2.000	1,440	1,454	1,424
TAL ADVANTAGE LLC 13-1 A	2/22/2038	2.830	2,328	2,333	2,214
TREMEN PARK A-2016-1A	4/20/2027	2.251	20,000	20,082	19,992
U-HAUL S FLEET LLC 10-BT1A 1	10/25/2023	4.899	4,519	4,519	4,595
VOI MORTGAGE LLC VSTNA_16	7/20/2033	2.540	15,276	15,273	15,117
VOYA CLO LTD DEF_44986WAA	4/25/2025	2.032	30,000	30,000	29,978
WELLS FARGO MORTGAGE BACKED SECURITY A-2013-A	3/15/2029	3.100	1,090	1,090	1,086
TOTAL ASSET BACKED SECURITIES				629,277	626,423

COMMERCIAL MORTGAGE BACKED SECURITIES
AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES:
FANNIE MAE 06-M2 A2A	10/25/2032	5.271	7,773	8,217	8,162
FANNIE MAE DEF_31381HZL	1/1/2019	6.075	503	503	510
GINNIE MAE 10-161 AB	5/16/2035	2.110	147	146	146
GINNIE MAE 11-165 A	10/16/2037	2.194	12,623	12,704	12,593
GINNIE MAE 13-141 A	6/16/2040	2.023	13,066	13,067	12,996
GINNIE MAE 13-146 AH	8/16/2040	2.000	6,000	6,007	6,004
GINNIE MAE 13-159 A	8/16/2038	1.794	8,170	8,128	8,142
GINNIE MAE A-2013-57	6/16/2037	1.350	4,311	4,266	4,233
GINNIE MAE A-2014-61	1/16/2044	2.205	7,426	7,438	7,425
GINNIE MAE AB-2013-194	5/16/2038	2.250	9,839	9,871	9,826
GINNIE MAE AB-2014-143	3/16/2040	2.500	3,459	3,522	3,480
GINNIE MAE AB-2014-75	6/16/2047	2.000	5,689	5,703	5,776
GINNIE MAE AC-2013-13	4/16/2046	1.700	5,661	5,433	5,361
GINNIE MAE AC-2014-112	12/16/2040	1.900	5,493	5,552	5,514
GINNIE MAE AC-2014-143	3/16/2040	2.000	6,918	6,967	6,981
GINNIE MAE AC-2014-48	10/16/2041	1.900	11,265	11,363	11,270
GINNIE MAE AC-2014-70	4/16/2042	1.900	12,660	12,765	12,683
GINNIE MAE AC-2015-98	4/16/2041	2.150	14,170	14,355	14,215
GINNIE MAE AD-2014-9	9/16/2041	2.500	6,567	6,698	6,604
GINNIE MAE AD-2016-1829	11/16/2043	2.250	19,617	19,739	19,547
GINNIE MAE AG-2016-39	1/16/2043	2.300	14,745	14,822	14,665
GINNIE MAE AN-2014-17	6/16/2048	2.362	6,258	6,396	6,498
TOTAL AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES				183,662	182,631

NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES:
AMERICAN HOMES 4 RENT A-2014-SFR1	6/17/2031	1.539	3,634	3,605	3,621
BHMS MORTGAGE TRUST AFL-2014-ATL	7/5/2033	2.028	22,500	22,416	22,521
BHMS MORTGAGE TRUST BHMS_14-AT	7/5/2033	3.601	5,000	5,178	5,049
CFCRE COMMERCIAL MORTAGE TRUST 11-C2 A2	12/15/2047	3.061	606	606	605
CGGS COMMERCIAL MORTGAGE TRUST AFX-2016-RND	2/10/2033	2.757	12,000	11,999	11,960
COLONY MULTIFAMILY MORTGAGE TRUST A-2014-1	4/20/2050	2.543	3,913	3,909	3,881
COLONY STARWOOD HOMES A-2016-2A	12/17/2033	1.986	34,915	34,915	34,915

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2016
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

COMM MORTGAGE TRUST 13-THL A1	6/8/2030	1.536	4,757	4,755	4,765
COSMOPOLITAN HOTEL TRUST A-2016-2A	11/15/2033	2.104	24,000	24,000	24,075
DBUBS MORTGAGE TRUST 11-LC2 A1	7/10/2044	3.527	2,173	2,181	2,241
GOLDMAN SACHS MORTGAGE SECURITIES CORPORATION 10-C2 A1	12/10/2043	3.849	1,142	1,146	1,180
GOLDMAN SACHS MORTGAGE SECURITIES CORPORATION 11-GC5 A2	8/10/2044	2.999	227	227	227
HOME PARTNERS OF AMERICA TRUST 2016-2	10/17/2033	1.886	14,956	14,848	14,931
INVITATION HOMES TRUST A-2014-SFR1	6/17/2031	1.539	10,292	10,183	10,254
INVITATION HOMES TRUST A-2014-SFR3	12/17/2031	1.739	37,842	37,560	37,842
INVITATION HOMES TRUST A-2015-SFR1	3/17/2032	2.000	11,223	11,229	11,240
INVITATION HOMES TRUST A-2015-SFR2	6/17/2032	1.888	9,983	9,967	10,000
INVITATION HOMES TRUST A-2015-SFR3	8/17/2032	1.839	24,551	24,579	24,611
JP MORGAN CHASE COMMERCIAL MORTGAGE 09-IWST A2	12/5/2027	5.633	1,250	1,371	1,344
JP MORGAN CHASE COMMERCIAL MORTGAGE 10-CNTR A1	8/5/2032	3.300	5,559	5,578	5,663
JP MORGAN CHASE COMMERCIAL MORTGAGE JPMCC_16-ASH	10/15/2034	2.204	30,000	29,963	30,001
MORGAN STANLEY REREMIC TRUST 09-GG10 A4A	8/12/2045	5.793	15,653	15,770	15,691
MORGAN STANLEY REREMIC TRUST 10-GG10 A4A	8/15/2045	5.793	29,660	29,816	29,734
RIALTO REAL ESTATE FUND LP A-2014-LT5	5/15/2024	2.850	24	24	24
RIALTO REAL ESTATE FUND LP A-2015-LT7	12/25/2032	3.000	2,028	2,028	2,028
UBS-CITIGROUP COMMERCIAL MORTGAGE TRUST 11-C1 AAB	1/10/2045	3.187	8,615	8,655	8,838
TOTAL NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES				316,508	317,241
TOTAL COMMERCIAL MORTGAGE BACKED SECURITIES				500,170	499,872

CORPORATE DEBT SECURITIES
BANKING
WASHINGTON MUTUAL BANK/HENDERSON	6/15/2011	—	1,500	—	3	c,d
TOTAL BANKING				—	3
BASIC INDUSTRY
LYONDELLBASELL INDUSTRIES NV	4/15/2019	5.000	29,615	31,243	31,293
TOTAL BASIC INDUSTRY				31,243	31,293
CAPITAL GOODS
HONEYWELL INTERNATIONAL INC	10/30/2019	1.400	18,980	18,966	18,804
L-3 COMMUNICATIONS HOLDINGS INC	10/15/2019	5.200	15,567	16,975	16,743
LOCKHEED MARTIN CORPORATION	11/23/2018	1.850	29,734	30,018	29,852
NORDSON CORPORATION	7/26/2017	2.270	15,000	15,000	15,048
NORTHROP GRUMMAN CORPORATION	6/1/2018	1.750	24,277	24,365	24,344
STERICYCLE INC	10/15/2017	3.890	800	812	814
TOTAL CAPITAL GOODS				106,136	105,605
COMMUNICATIONS
A&E TELEVISION NETWORKS LLC	8/22/2019	3.110	5,000	5,044	5,055
ROGERS COMMUNICATIONS INC	8/15/2018	6.800	15,238	16,510	16,416
SCRIPPS NETWORKS INTERACTIVE INC	11/15/2019	2.750	36,347	36,509	36,862
SKY PLC	2/15/2018	6.100	16,312	17,073	17,020
SKY PLC	11/26/2022	3.125	5,000	4,986	4,959
SKY PLC	9/16/2019	2.625	11,805	11,872	11,853

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2016
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

VODAFONE GROUP PLC	2/27/2017	5.625	5,300	5,335	5,330
TOTAL COMMUNICATIONS				97,329	97,495
CONSUMER CYCLICAL
AUTOLIV INC	4/23/2019	2.840	5,000	5,000	5,062
CABELAS INCORPORATED	8/4/2020	3.230	8,000	8,000	7,979
CVS HEALTH CORPORATION	8/12/2019	2.250	5,595	5,631	5,626
CVS HEALTH CORPORATION	7/20/2018	1.900	16,133	16,215	16,195
MCDONALDS CORPORATION	3/1/2018	5.350	20,705	21,696	21,577
MCDONALDS CORPORATION	5/29/2019	1.875	2,142	2,139	2,138
TOTAL CONSUMER CYCLICAL				58,681	58,577
CONSUMER NON CYCLICAL
ABBVIE INC	5/14/2018	1.800	34,500	34,491	34,526
ALLERGAN PLC	3/12/2018	2.350	37,768	37,984	37,986
ALLERGAN PLC	3/12/2020	3.000	1,465	1,494	1,485
ANHEUSER-BUSCH INBEV SA NV	1/17/2018	1.250	37,180	36,972	37,147
BACARDI LTD	1/15/2021	4.500	1,525	1,658	1,613
BECTON DICKINSON AND COMPANY	12/15/2019	2.675	24,067	24,256	24,419
CLOROX COMPANY	10/15/2017	5.950	22,804	23,581	23,628
CONAGRA BRANDS INC	1/25/2018	1.900	19,375	19,394	19,397
DIAGEO PLC	5/11/2017	1.500	31,885	31,905	31,932
ESSILOR INTERNATIONAL SA	3/15/2017	2.650	7,500	7,500	7,519
ESSILOR INTERNATIONAL SA	5/4/2017	1.840	15,000	15,003	15,017
ESSILOR INTERNATIONAL SA	1/5/2022	2.050	6,000	6,000	5,768
GENERAL MILLS INC	10/20/2017	1.400	30,000	29,999	30,035
JM SMUCKER CO	3/15/2018	1.750	30,303	30,327	30,343
JM SMUCKER CO	3/15/2020	2.500	9,231	9,253	9,275
KELLOGG COMPANY	11/15/2019	4.150	15,100	15,879	15,917
KELLOGG COMPANY	12/15/2020	4.000	15,000	16,275	15,796
MARS INC	10/11/2017	2.190	35,000	35,000	35,119
MARS INC	10/20/2017	2.000	7,746	7,781	7,785
MOLSON COORS BREWING CO	7/15/2019	1.450	26,761	26,743	26,366
MONDELEZ INTERNATIONAL INC	10/28/2019	1.625	28,625	28,567	28,069
PFIZER INC	12/15/2019	1.700	14,425	14,415	14,411
SHIRE PLC	9/23/2019	1.900	10,000	9,883	9,873
SODEXO SA	3/4/2019	2.710	10,000	10,000	10,076
SYSCO CORPORATION	4/1/2019	1.900	37,240	37,342	37,118
TEVA PHARMACEUTICAL INDUSTRIES LTD	7/19/2019	1.700	15,000	14,999	14,738
TYSON 2009 FAMILY TRUST	8/15/2019	2.650	38,879	39,078	39,250
TOTAL CONSUMER NON CYCLICAL				565,779	564,608
ELECTRIC
AMERICAN ELECTRIC POWER COMPANY INC	4/30/2019	2.610	8,000	8,000	8,040
AMERICAN ELECTRIC POWER COMPANY INC	12/15/2017	1.650	7,724	7,729	7,727
CENTERPOINT ENERGY INC	2/1/2017	5.950	19,910	19,985	19,978
DOMINION RESOURCES INC/VA	9/15/2017	1.400	2,480	2,479	2,477

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2016
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

DOMINION RESOURCES INC/VA	3/15/2017	1.250	5,485	5,483	5,485
DOMINION RESOURCES INC/VA	6/15/2018	1.900	13,810	13,809	13,817
DOMINION RESOURCES INC/VA	2/15/2018	2.125	15,000	14,997	15,048
DUKE ENERGY CORP	8/15/2017	1.625	9,365	9,378	9,380
ELECTRIC TRANSMISSION TEXAS LLC	6/28/2018	3.690	25,000	25,504	25,592
EMERA INC.	6/15/2019	2.150	6,520	6,518	6,513
EVERSOURCE ENERGY	5/1/2018	1.450	28,830	28,658	28,735
EVERSOURCE ENERGY	1/15/2018	1.600	8,025	8,023	8,007
NEXTERA ENERGY INC	6/1/2017	1.586	5,770	5,770	5,773
NEXTERA ENERGY INC	9/1/2017	2.056	20,000	20,022	20,088
PG&E CORPORATION	3/1/2019	2.400	37,922	38,159	38,066
PPL CORPORATION	6/1/2018	1.900	29,901	29,883	29,894
TEXAS ENERGY FUTURE HOLDINGS LP	9/30/2017	5.000	3,795	3,889	3,895
TEXAS ENERGY FUTURE HOLDINGS LP	6/1/2019	2.150	13,335	13,404	13,362
TRANSALTA CORPORATION	5/15/2018	6.900	2,660	2,627	2,771
TRANSALTA CORPORATION	6/3/2017	1.900	33,942	33,837	33,772
WEC ENERGY GROUP INC	6/15/2018	1.650	19,667	19,666	19,649
XCEL ENERGY INC	8/15/2020	2.200	14,835	14,812	14,857
XCEL ENERGY INC	6/1/2017	1.200	7,000	6,999	6,993
TOTAL ELECTRIC				339,631	339,919
ENERGY
BERKSHIRE HATHAWAY INC	4/30/2018	4.893	6,743	6,966	6,921
CANADIAN NATURAL RESOURCES LTD	5/15/2017	5.700	29,200	29,618	29,635
CENOVUS ENERGY INC	10/15/2019	5.700	8,558	8,730	9,155
CHEVRON CORP	11/16/2018	1.790	25,000	25,000	25,095
ENERGY TRANSFER EQUITY LP	11/1/2017	6.200	27,918	28,792	28,732
ENTERPRISE PRODUCTS PARTNERS L.P.	10/15/2019	2.550	24,460	24,708	24,710
NOBLE CORPORATION PLC	3/15/2017	2.500	5,000	5,006	4,981
PHILLIPS 66	5/1/2017	2.950	17,360	17,458	17,457
SOUTHERN NATURAL GAS COMPANY LLC	4/1/2017	5.900	3,296	3,332	3,330
TRANSCANADA CORPORATION	11/9/2017	1.625	33,500	33,494	33,475
TRANSCANADA CORPORATION	6/1/2018	2.450	20,500	20,568	20,600
TOTAL ENERGY				203,672	204,091
NATURAL GAS
CENTERPOINT ENERGY INC	11/1/2017	6.125	12,153	12,585	12,558
NISOURCE INC	3/15/2018	6.400	1,842	1,948	1,940
SEMPRA ENERGY	4/1/2017	2.300	29,735	29,801	29,793
SEMPRA ENERGY	3/15/2020	2.400	8,565	8,548	8,552
TOTAL NATURAL GAS				52,882	52,843
INSURANCE
AETNA INC	6/7/2019	1.900	9,865	9,859	9,842
TOTAL INSURANCE				9,859	9,842
TECHNOLOGY
CISCO SYSTEMS INC	6/15/2018	1.650	20,000	19,998	20,060

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2016
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CISCO SYSTEMS INC	9/20/2019	1.400	12,495	12,482	12,359
HEWLETT PACKARD ENTERPRISE CO	10/5/2018	2.850	10,000	10,000	10,097
SAP SE	10/14/2017	2.950	3,000	3,022	3,029
SAP SE	11/15/2017	2.130	10,000	10,000	10,033
TOTAL TECHNOLOGY				55,502	55,578
TRANSPORTATION
CRAWFORD GROUP INC	10/15/2017	6.375	19,708	20,408	20,420
CRAWFORD GROUP INC	3/15/2017	2.750	3,694	3,704	3,704
CRAWFORD GROUP INC	11/1/2018	2.800	12,880	13,028	13,039
NORFOLK SOUTHERN CORPORATION	4/1/2018	5.750	35,231	36,984	36,992
UNION PACIFIC CORPORATION	8/15/2018	5.700	1,000	1,069	1,068
TOTAL TRANSPORTATION				75,193	75,223
TOTAL CORPORATE DEBT SECURITIES				1,595,907	1,595,077

TOTAL FIXED MATURITIES				5,966,057	5,953,701

COMMON STOCKS
CHEMICALS
LYONDELLBASELL INDUSTRIES			16	82	1,389
TOTAL CHEMICALS				82	1,389
CONGLOMERATES/DIVERSIFIED MFG
DAYCO LLC			10	115	283	d
TOTAL CONGLOMERATES/DIVERSIFIED MFG				115	283
FINANCE - OTHER
TCEH Corp			30	431	470
TOTAL FINANCE - OTHER				431	470
GAMING
HERBST GAMING INC			9	86	152	d
TROPICANA ENTERTAINMENT LLC			4	—	74	d
TOTAL GAMING				86	226
LEISURE
MGM HOLDINGS II INC			37	714	3,349	c,d
TOTAL LEISURE				714	3,349
MEDIA
CENGAGE LEARNING INC			4	128	58
DEX MEDIA INC			19	40	47
HIBU PLC			197	—	—
HIBU GROUP 2013 LTD			210	—	—
MEDIANEWS GRP INC			3	41	69	d
TRIBUNE MEDIA COMPANY			13	576	449
TRIBUNE PUBLISHING CO			2	1	26
TOTAL MEDIA				786	649
METALS/MINING
ALERIS INTERNATIONAL INC			5	184	161	d

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2016
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

TOTAL METALS/MINING				184	161
TELECOMMUNICATIONS
HAWAIIAN TELCOM HOLDCO INC			3	50	82	c,d
TOTAL TELECOMMUNICATIONS				50	82
TOTAL COMMON STOCKS				2,448	6,609

SYNDICATED LOANS
BASIC INDUSTRY
AXALTA COATING SYSTEMS LTD	2/1/2023	3.250	1,142	1,141	1,141
CHEMOURS COMPANY	5/12/2022	3.750	99	98	98
FLEX ACQUISITION HOLDINGS INC	12/19/2023	4.243	125	124	124
FLINT GROUP GERMANY GMBH	9/7/2021	4.500	89	89	89
FLINT GROUP GERMANY GMBH	9/7/2021	4.500	538	536	536
FORTESCUE METALS GROUP LTD	6/30/2019	3.750	402	401	401
HUNTSMAN CORP	4/19/2019	3.665	1,158	1,158	1,158
INEOS AG	12/15/2020	3.750	987	981	981
MINERALS TECHNOLOGIES INC.	5/10/2021	3.750	73	73	73
NEXEO SOLUTIONS HOLDINGS LLC	6/9/2023	5.250	723	720	720
PLATFORM SPECIALTY PRODUCTS CORP	10/13/2023	5.000	886	882	882
POLYONE CORPORATION	11/12/2022	3.500	124	124	124
RAVAGO HOLDINGS AMERICA INC	6/30/2023	5.000	524	519	519
TRONOX LTD	3/19/2020	4.500	980	975	975
UNIVAR INC	7/1/2022	4.250	990	984	984
VERSUM MATERIALS INC	9/30/2023	3.338	75	75	75
TOTAL BASIC INDUSTRY				8,880	8,880
BROKERAGE
LPL HOLDINGS	3/29/2019	3.250	725	721	721
TOTAL BROKERAGE				721	721
CAPITAL GOODS
ACCUDYNE INDUSTRIES BORROWER / ACCUDYNE INDUSTRIES LLC	12/13/2019	4.000	949	940	940
ADVANCED DISPOSAL SERVICES INC	10/28/2023	3.500	807	805	805
AI GLOBAL INVESTMENTS & CY SCA	9/13/2023	5.131	185	185	185
AI GLOBAL INVESTMENTS & CY SCA	9/13/2023	5.131	140	139	139
ANCHOR GLASS CONTAINER CORP	12/7/2023	4.250	175	174	174
B/E AEROSPACE INC	12/16/2021	3.893	141	140	140
BERRY PLASTICS CORP	2/8/2020	3.500	977	967	967
BERRY PLASTICS GROUP INC	1/6/2021	3.500	2,024	2,005	2,005
BOE HOLDING CORP	9/9/2023	4.701	949	949	949
BOOZ ALLEN HAMILTON HOLDING CORP	7/7/2023	3.494	150	150	150
COD INTERMEDIATE LLC	8/12/2023	4.004	425	424	424
CROSBY US ACQUISITION CORP	11/23/2020	4.000	977	975	975
DOUGLAS DYNAMICS INC	12/31/2021	5.250	175	174	174
EWT HOLDINGS III CORP	1/15/2021	3.500	987	987	987
FORSTMANN LITTLE & CO	5/6/2021	5.250	980	974	974

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2016
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

HD SUPPLY HOLDINGS INC	10/17/2023	3.588	350	348	348
HUSKY INJECTION MOLDING SYSTEMS LTD	6/30/2021	4.250	991	980	980
LEIDOS HOLDINGS INC	8/16/2023	3.556	125	125	125
LONE STAR FUND IX (US) LP	10/25/2023	4.500	125	124	124
PACKAGING HOLDINGS LTD	1/21/2023	4.250	896	896	896
PRINTPACK HOLDINGS INC	7/25/2023	5.000	135	135	135
QUIKRETE HOLDINGS INC	11/15/2023	4.000	650	647	647
TRANSDIGM INC	6/8/2023	3.750	874	871	871
WASTE INDUSTRIES USA INC.	2/27/2020	3.500	246	246	246
WESCO AIRCRAFT HARDWARE CORP	2/28/2021	3.338	1,516	1,500	1,500
WILSONART (ILLINOIS TOOL)	12/19/2023	4.500	300	299	299
TOTAL CAPITAL GOODS				16,159	16,159
COMMUNICATIONS
ARRIS INTERNATIONAL PLC	4/17/2020	3.500	1,000	1,000	1,000
CHARTER COMMUNICATIONS INC	1/3/2021	3.000	1,287	1,273	1,273
DEUTSCHE TELEKOM AG	11/9/2022	3.500	993	992	992
DEX MEDIA INC (DELAWARE)	7/29/2021	11.000	121	117	117
ENTRAVISION COMMUNICATIONS CORPORATION	5/31/2020	3.500	927	921	921
GRUPO TELEVISA SAB	3/1/2020	4.000	984	978	978
HIBU PLC	9/6/2065	8.500	126	143	143
HIBU PLC	9/6/2021	8.000	138	136	136
HUBBARD RADIO LLC	5/27/2022	4.250	191	191	191
INTELSAT SA	6/30/2019	3.750	1,000	991	991
ION MEDIA NETWORKS INC	12/18/2020	4.500	325	323	323
MEDIA GENERAL INC	7/31/2020	4.000	907	904	904
MEDIACOM COMMUNICATIONS CORPORATION	3/31/2018	3.210	987	982	982
NATIONAL CINEMEDIA LLC	11/26/2019	3.360	1,000	986	986
NEXSTAR BROADCASTING GROUP INC	12/15/2023	3.500	425	424	424
NEXT LUXEMBOURG SCSP	10/11/2024	3.876	313	310	310
SALEM MEDIA GROUP INC	3/13/2020	4.500	978	975	975
SINCLAIR BROADCAST GROUP INC	4/9/2020	3.000	980	969	969
SONIFI SOLUTIONS INC	3/28/2018	6.750	321	297	297
SOUTHWIRE CO	2/10/2021	3.250	969	959	959
TRIBUNE MEDIA COMPANY	12/27/2020	3.750	1,261	1,258	1,258
VNU INTERMEDIATE HOLDING BV	9/30/2023	3.154	742	741	741

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2016
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WINDSTREAM HOLDINGS INC	8/8/2019	3.500	980	972	972
TOTAL COMMUNICATIONS				16,842	16,842
CONSUMER CYCLICAL
AFFINITY GAMING LLC	7/1/2023	5.000	324	323	323
ALLISON TRANSMISSION INC	9/16/2022	3.250	563	562	562
ANSCHUTZ CO	4/1/2022	3.250	982	979	979
ARGOS HOLDINGS INC	3/10/2022	4.000	987	987	987
BASS PRO GROUP LLC	6/5/2020	4.000	148	147	147
BOYD GAMING CORPORATION	9/15/2023	3.749	125	125	125
CCM MERGER INC	8/8/2021	4.000	325	324	324
CREATIVE ARTISTS AGENCY LLC	12/17/2021	5.004	691	689	689
DALIAN HEXING INVESTMENT CO LTD	12/15/2022	3.989	987	986	986
DIGITAL CINEMA IMPLEMENTATION PARTNERS LLC	5/17/2021	3.335	753	746	746
DOLLAR TREE INC	7/6/2022	3.250	84	84	84
FIAT CHRYSLER AUTOMOBILES NV	12/31/2018	3.270	583	582	582
GATES GLOBAL LLC	7/6/2021	4.250	973	951	951
HILTON WORLDWIDE HOLDINGS INC	10/26/2020	3.500	65	65	65
HILTON WORLDWIDE HOLDINGS INC	10/25/2023	3.084	888	885	885
HUDSONS BAY CO	9/30/2022	4.250	69	69	69
KKR & CO LP	7/1/2022	5.000	1,003	1,000	1,000
LAS VEGAS SANDS CORP	12/19/2020	3.250	545	536	536
LIONS GATE ENTERTAINMENT CORP	12/1/2023	3.750	350	348	348
LIONS GATE ENTERTAINMENT CORP	12/1/2021	3.149	150	149	149
MICHAELS COMPANIES INC	1/28/2023	3.750	987	985	985
MOHEGAN TRIBAL GAMING AUTHORITY	10/13/2023	5.500	675	668	668
NEIMAN MARCUS GROUP INC	10/25/2020	4.250	987	978	978
PENN NATIONAL GAMING INC	10/30/2020	3.250	977	973	973
PVH CORP	2/13/2019	2.207	997	997	997
RESTAURANT BRANDS INTERNATIONAL INC	12/10/2021	3.750	987	986	986
SERVICEMASTER GLOBAL HOLDINGS INC	11/8/2023	3.106	650	648	648
SIX FLAGS ENTERTAINMENT CORP	6/30/2022	3.284	172	171	171
THL PC TOPCO LP	8/19/2022	4.204	183	183	183
WEST CORPORATION	6/17/2023	2.500	150	150	150
YUM! BRANDS INC.	6/16/2023	3.486	175	174	174
TOTAL CONSUMER CYCLICAL				17,450	17,450
CONSUMER NON CYCLICAL
ALBERTSONS INVESTOR HOLDINGS LLC	6/22/2023	4.246	305	304	304
ALERE INC	6/20/2022	4.250	349	346	346
ARAMARK	2/24/2021	3.338	728	726	726
CATALENT INC	5/20/2021	3.750	578	575	575
ENDO INTERNATIONAL PLC	9/26/2022	3.750	124	123	123
GRIFOLS SA	2/27/2021	3.708	977	974	974
JAGUAR HOLDING COMPANY I	8/18/2022	4.250	988	983	983
JBS SA	9/18/2020	3.750	980	970	970

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2016
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

MALLINCKRODT PLC	3/19/2021	3.338	977	976	976
PINNACLE FOODS INC	4/29/2020	3.387	1,000	998	998
PRESTIGE BRANDS HOLDINGS INC	9/3/2021	3.500	822	819	819
QUORUM HEALTH CORP	4/29/2022	6.750	148	145	145
ROYALTY PHARMA INVESTMENTS	10/5/2022	3.176	303	303	303
TEAM HEALTH HOLDINGS INC	11/23/2022	3.838	248	246	246
US FOODS HOLDING CORP	6/27/2023	3.750	1,474	1,469	1,469
VALEANT PHARMACEUTICALS INTERNATIONAL INC	4/1/2022	5.500	945	940	940
TOTAL CONSUMER NON CYCLICAL				10,897	10,897
ELECTRIC
ASTORIA PROJECT PARTNERS	12/24/2021	5.000	227	225	225
CALPINE CORP	1/31/2022	3.340	1,000	992	992
DYNEGY INC	4/23/2020	4.000	286	284	284
LIGHTSTONE GENERATION LLC	12/18/2023	6.463	183	179	179
LIGHTSTONE GENERATION LLC	12/8/2023	6.463	17	17	17
NRG ENERGY INC	6/30/2023	3.500	998	991	991
VIVA ALAMO LLC	2/22/2021	5.474	269	267	267
WG PARTNERS	11/15/2023	5.000	375	371	371
WINDSOR FINANCING LLC	12/5/2017	6.250	905	908	908
TOTAL ELECTRIC				4,234	4,234
ENERGY
RHODE ISLAND STATE ENERGY CENTER	12/19/2022	5.750	199	196	196
TOTAL ENERGY				196	196
FINANCE COMPANY
ISTAR INC	7/1/2020	5.500	898	890	890
TOTAL FINANCE COMPANY				890	890
INSURANCE
HOCKEY PARENT HOLDINGS LP	10/2/2020	4.000	987	977	977
NEW ASURION CORPORATION	8/4/2022	5.000	293	292	292
NEW ASURION CORPORATION	11/3/2023	4.750	325	323	323
TOTAL INSURANCE				1,592	1,592
OTHER INDUSTRY
MUELLER WATER PRODUCTS INC	11/24/2021	4.027	987	987	987
VARSITY BRANDS HOLDING CO INC	12/10/2021	5.000	123	122	122
TOTAL OTHER INDUSTRY				1,109	1,109
OTHER UTILITY
LS POWER DEVELOPMENT LLC	11/9/2020	5.000	918	915	915
TOTAL OTHER UTILITY				915	915
REITS
DTZ INVESTMENT HOLDINGS LP	11/4/2021	4.250	1,210	1,202	1,202
EXTENDED STAY AMERICA INC	8/30/2023	3.750	150	149	149
TOTAL REITS				1,351	1,351
TECHNOLOGY
BROADCOM LTD	2/1/2023	3.704	606	598	598

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2016
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CSRA INC	11/30/2023	3.435	124	124	124
DELL TECHNOLOGIES INC	9/7/2023	4.000	575	570	570
DELL TECHNOLOGIES INC	9/7/2021	2.860	400	388	388
MICROSEMI CORPORATION	1/15/2023	3.750	175	171	171
NEW MOUNTAIN PARTNERS III LP	10/12/2023	4.500	125	124	124
NEW OMAHA HOLDINGS LP	7/10/2022	3.576	933	931	931
NXP SEMICONDUCTORS NV	12/7/2020	3.405	173	172	172
RIVERBED HOLDINGS INC	4/24/2022	4.250	200	200	200
SABRE HOLDINGS CORPORATION	2/19/2019	4.000	822	821	821
SCIENCE APPLICATIONS INTERNATIONAL CORP	5/4/2022	3.438	779	778	778
TESSERA TECHNOLOGIES INC.	12/9/2023	4.000	250	248	248
TTM TECHNOLOGIES INC	5/31/2021	5.250	74	72	72
WESTERN DIGITAL CORPORATION	4/29/2023	4.500	239	233	233
TOTAL TECHNOLOGY				5,430	5,430
TRANSPORTATION
AMERICAN AIRLINES GROUP INC	6/27/2020	3.250	980	977	977
DELTA AIR LINES INC	10/18/2018	3.250	980	972	972
HERTZ GLOBAL HOLDINGS INC	6/30/2023	3.500	1,000	991	991
TOTAL TRANSPORTATION				2,940	2,940
TOTAL SYNDICATED LOANS BEFORE ALLOWANCE FOR LOAN LOSSES				89,606	89,606
ALLOWANCE FOR LOAN LOSSES				(941)	(941)
TOTAL SYNDICATED LOANS - NET				88,665	88,665

DERIVATIVES
PURCHASED OPTIONS
BNP PARIBAS SA	8/29/2017		—	105	105
BNP PARIBAS SA	8/28/2018		—	120	120
BNP PARIBAS SA	10/23/2018		—	91	91
BNP PARIBAS SA	5/9/2017		—	693	693
BNP PARIBAS SA	5/8/2018		—	26	26
BNP PARIBAS SA	5/7/2019		—	32	32
BNP PARIBAS SA	6/20/2017		—	754	754
BNP PARIBAS SA	6/19/2018		—	26	26
BNP PARIBAS SA	6/18/2019		—	65	65
BNP PARIBAS SA	6/27/2017		—	1,022	1,022
BNP PARIBAS SA	6/26/2018		—	30	30
BNP PARIBAS SA	6/25/2019		—	36	36
BNP PARIBAS SA	7/3/2017		—	899	899
BNP PARIBAS SA	7/2/2019		—	33	33
BNP PARIBAS SA	7/25/2017		—	495	495
BNP PARIBAS SA	7/23/2019		—	28	28
BNP PARIBAS SA	8/1/2017		—	500	500
BNP PARIBAS SA	7/31/2018		—	23	23
BNP PARIBAS SA	7/30/2019		—	29	29

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2016
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP PARIBAS SA	8/15/2017	—	555	555
BNP PARIBAS SA	8/14/2018	—	22	22
BNP PARIBAS SA	8/22/2017	—	462	462
BNP PARIBAS SA	8/20/2019	—	28	28
BNP PARIBAS SA	9/12/2017	—	757	757
BNP PARIBAS SA	9/10/2019	—	31	31
BNP PARIBAS SA	9/26/2017	—	594	594
BNP PARIBAS SA	10/3/2017	—	674	674
BNP PARIBAS SA	10/1/2019	—	61	61
BNP PARIBAS SA	10/24/2017	—	656	656
BNP PARIBAS SA	10/22/2019	—	31	31
BNP PARIBAS SA	11/7/2017	—	673	673
BNP PARIBAS SA	11/6/2018	—	26	26
BNP PARIBAS SA	11/5/2019	—	32	32
BNP PARIBAS SA	11/21/2017	—	485	485
BNP PARIBAS SA	11/20/2018	—	22	22
BNP PARIBAS SA	11/19/2019	—	28	28
BNP PARIBAS SA	11/28/2017	—	456	456
BNP PARIBAS SA	11/27/2018	—	22	22
BNP PARIBAS SA	12/12/2017	—	313	313
BNP PARIBAS SA	12/11/2018	—	38	38
BNP PARIBAS SA	12/10/2019	—	25	25
BNP PARIBAS SA	12/26/2017	—	393	393
BNP PARIBAS SA	12/24/2018	—	19	19
BNP PARIBAS SA	12/24/2019	—	27	27
WELLS FARGO BANK NA	8/22/2017	—	155	155
WELLS FARGO BANK NA	8/21/2018	—	216	216
WELLS FARGO BANK NA	12/11/2018	—	129	129
WELLS FARGO BANK NA	1/3/2017	—	930	930
WELLS FARGO BANK NA	1/10/2017	—	1,285	1,285
WELLS FARGO BANK NA	1/17/2017	—	1,389	1,389
WELLS FARGO BANK NA	1/16/2018	—	79	79
WELLS FARGO BANK NA	1/15/2019	—	132	132
WELLS FARGO BANK NA	1/24/2017	—	1,631	1,631
WELLS FARGO BANK NA	1/23/2018	—	113	113
WELLS FARGO BANK NA	1/31/2017	—	1,401	1,401
WELLS FARGO BANK NA	1/29/2019	—	128	128
WELLS FARGO BANK NA	2/7/2017	—	2,074	2,074
WELLS FARGO BANK NA	2/14/2017	—	1,701	1,701
WELLS FARGO BANK NA	2/21/2017	—	1,485	1,485
WELLS FARGO BANK NA	2/20/2018	—	147	147
WELLS FARGO BANK NA	2/28/2017	—	1,126	1,126
WELLS FARGO BANK NA	3/7/2017	—	1,153	1,153
WELLS FARGO BANK NA	3/14/2017	—	939	939

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2016
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	3/21/2017	—	879	879
WELLS FARGO BANK NA	3/28/2017	—	985	985
WELLS FARGO BANK NA	3/27/2018	—	82	82
WELLS FARGO BANK NA	3/26/2019	—	166	166
WELLS FARGO BANK NA	4/4/2017	—	809	809
WELLS FARGO BANK NA	4/11/2017	—	855	855
WELLS FARGO BANK NA	4/9/2019	—	33	33
WELLS FARGO BANK NA	4/18/2017	—	685	685
WELLS FARGO BANK NA	4/17/2018	—	25	25
WELLS FARGO BANK NA	4/16/2019	—	61	61
WELLS FARGO BANK NA	4/25/2017	—	707	707
WELLS FARGO BANK NA	4/24/2018	—	25	25
WELLS FARGO BANK NA	4/23/2019	—	31	31
WELLS FARGO BANK NA	5/2/2017	—	793	793
WELLS FARGO BANK NA	5/1/2018	—	55	55
WELLS FARGO BANK NA	4/30/2019	—	67	67
WELLS FARGO BANK NA	5/16/2017	—	944	944
WELLS FARGO BANK NA	5/15/2018	—	57	57
WELLS FARGO BANK NA	5/14/2019	—	34	34
WELLS FARGO BANK NA	5/23/2017	—	789	789
WELLS FARGO BANK NA	5/21/2019	—	33	33
WELLS FARGO BANK NA	5/30/2017	—	746	746
WELLS FARGO BANK NA	6/6/2017	—	704	704
WELLS FARGO BANK NA	6/5/2018	—	25	25
WELLS FARGO BANK NA	6/4/2019	—	61	61
WELLS FARGO BANK NA	6/13/2017	—	772	772
WELLS FARGO BANK NA	6/12/2018	—	27	27
WELLS FARGO BANK NA	6/11/2019	—	66	66
WELLS FARGO BANK NA	7/11/2017	—	585	585
WELLS FARGO BANK NA	7/9/2019	—	29	29
WELLS FARGO BANK NA	7/18/2017	—	488	488
WELLS FARGO BANK NA	8/8/2017	—	447	447
WELLS FARGO BANK NA	8/7/2018	—	65	65
WELLS FARGO BANK NA	8/6/2019	—	55	55
WELLS FARGO BANK NA	8/29/2017	—	477	477
WELLS FARGO BANK NA	8/28/2018	—	22	22
WELLS FARGO BANK NA	9/5/2017	—	530	530
WELLS FARGO BANK NA	9/3/2019	—	28	28
WELLS FARGO BANK NA	9/19/2017	—	674	674
WELLS FARGO BANK NA	10/10/2017	—	572	572
WELLS FARGO BANK NA	10/9/2018	—	25	25
WELLS FARGO BANK NA	10/8/2019	—	31	31
WELLS FARGO BANK NA	10/17/2017	—	623	623
WELLS FARGO BANK NA	10/16/2018	—	25	25

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2016
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	10/15/2019	—	31	31
WELLS FARGO BANK NA	10/31/2017	—	680	680
WELLS FARGO BANK NA	10/29/2019	—	33	33
WELLS FARGO BANK NA	11/14/2017	—	547	547
WELLS FARGO BANK NA	11/12/2019	—	29	29
WELLS FARGO BANK NA	12/5/2017	—	490	490
WELLS FARGO BANK NA	12/4/2018	—	22	22
WELLS FARGO BANK NA	12/3/2019	—	28	28
WELLS FARGO BANK NA	12/19/2017	—	352	352
WELLS FARGO BANK NA	12/18/2018	—	19	19
WELLS FARGO BANK NA	12/17/2019	—	25	25
TOTAL PURCHASED OPTIONS			45,098	45,098
WRITTEN OPTIONS
BNP PARIBAS SA	8/21/2018	—	(165)	(165)
BNP PARIBAS SA	8/29/2017	—	(88)	(88)
BNP PARIBAS SA	8/28/2018	—	(89)	(89)
BNP PARIBAS SA	4/30/2019	—	(46)	(46)
BNP PARIBAS SA	5/9/2017	—	(548)	(548)
BNP PARIBAS SA	5/9/2017	—	(7)	(7)
BNP PARIBAS SA	5/8/2018	—	(20)	(20)
BNP PARIBAS SA	6/11/2019	—	(46)	(46)
BNP PARIBAS SA	6/20/2017	—	(643)	(643)
BNP PARIBAS SA	6/20/2017	—	(11)	(11)
BNP PARIBAS SA	6/19/2018	—	(22)	(22)
BNP PARIBAS SA	6/18/2019	—	(49)	(49)
BNP PARIBAS SA	6/25/2019	—	(28)	(28)
BNP PARIBAS SA	6/26/2018	—	(26)	(26)
BNP PARIBAS SA	6/27/2017	—	(15)	(15)
BNP PARIBAS SA	6/27/2017	—	(891)	(891)
BNP PARIBAS SA	7/3/2017	—	(771)	(771)
BNP PARIBAS SA	7/3/2017	—	(11)	(11)
BNP PARIBAS SA	7/18/2017	—	(7)	(7)
BNP PARIBAS SA	7/25/2017	—	(404)	(404)
BNP PARIBAS SA	7/25/2017	—	(7)	(7)
BNP PARIBAS SA	7/23/2019	—	(21)	(21)
BNP PARIBAS SA	8/1/2017	—	(413)	(413)
BNP PARIBAS SA	8/1/2017	—	(8)	(8)
BNP PARIBAS SA	7/31/2018	—	(19)	(19)
BNP PARIBAS SA	8/6/2019	—	(41)	(41)
BNP PARIBAS SA	8/15/2017	—	(455)	(455)
BNP PARIBAS SA	8/15/2017	—	(7)	(7)
BNP PARIBAS SA	8/14/2018	—	(18)	(18)
BNP PARIBAS SA	8/20/2019	—	(20)	(20)
BNP PARIBAS SA	8/22/2017	—	(382)	(382)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2016
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP PARIBAS SA	9/3/2019	—	(21)	(21)
BNP PARIBAS SA	9/12/2017	—	(649)	(649)
BNP PARIBAS SA	9/12/2017	—	(11)	(11)
BNP PARIBAS SA	9/19/2017	—	(10)	(10)
BNP PARIBAS SA	9/26/2017	—	(503)	(503)
BNP PARIBAS SA	9/26/2017	—	(9)	(9)
BNP PARIBAS SA	10/3/2017	—	(575)	(575)
BNP PARIBAS SA	10/3/2017	—	(10)	(10)
BNP PARIBAS SA	10/15/2019	—	(24)	(24)
BNP PARIBAS SA	10/24/2017	—	(573)	(573)
BNP PARIBAS SA	10/24/2017	—	(12)	(12)
BNP PARIBAS SA	10/29/2019	—	(25)	(25)
BNP PARIBAS SA	11/7/2017	—	(589)	(589)
BNP PARIBAS SA	11/7/2017	—	(12)	(12)
BNP PARIBAS SA	11/6/2018	—	(22)	(22)
BNP PARIBAS SA	11/12/2019	—	(22)	(22)
BNP PARIBAS SA	11/19/2019	—	(21)	(21)
BNP PARIBAS SA	11/20/2018	—	(19)	(19)
BNP PARIBAS SA	11/21/2017	—	(10)	(10)
BNP PARIBAS SA	11/21/2017	—	(418)	(418)
BNP PARIBAS SA	11/28/2017	—	(392)	(392)
BNP PARIBAS SA	11/28/2017	—	(10)	(10)
BNP PARIBAS SA	12/3/2019	—	(21)	(21)
BNP PARIBAS SA	12/12/2017	—	(263)	(263)
BNP PARIBAS SA	12/12/2017	—	(7)	(7)
BNP PARIBAS SA	12/11/2018	—	(31)	(31)
BNP PARIBAS SA	12/17/2019	—	(18)	(18)
BNP PARIBAS SA	12/26/2017	—	(7)	(7)
BNP PARIBAS SA	12/26/2017	—	(334)	(334)
BNP PARIBAS SA	12/24/2018	—	(16)	(16)
BNP PARIBAS SA	12/24/2019	—	(15)	(15)
WELLS FARGO BANK NA	8/22/2017	—	(133)	(133)
WELLS FARGO BANK NA	10/23/2018	—	(62)	(62)
WELLS FARGO BANK NA	12/11/2018	—	(69)	(69)
WELLS FARGO BANK NA	12/11/2018	—	(7)	(7)
WELLS FARGO BANK NA	1/3/2017	—	(785)	(785)
WELLS FARGO BANK NA	1/3/2017	—	(12)	(12)
WELLS FARGO BANK NA	1/10/2017	—	(1,133)	(1,133)
WELLS FARGO BANK NA	1/10/2017	—	(20)	(20)
WELLS FARGO BANK NA	1/17/2017	—	(1,209)	(1,209)
WELLS FARGO BANK NA	1/17/2017	—	(22)	(22)
WELLS FARGO BANK NA	1/16/2018	—	(66)	(66)
WELLS FARGO BANK NA	1/15/2019	—	(99)	(99)
WELLS FARGO BANK NA	1/24/2017	—	(1,416)	(1,416)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2016
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	1/24/2017	—	(20)	(20)
WELLS FARGO BANK NA	1/23/2018	—	(94)	(94)
WELLS FARGO BANK NA	1/31/2017	—	(1,213)	(1,213)
WELLS FARGO BANK NA	1/31/2017	—	(20)	(20)
WELLS FARGO BANK NA	1/29/2019	—	(95)	(95)
WELLS FARGO BANK NA	2/7/2017	—	(1,842)	(1,842)
WELLS FARGO BANK NA	2/7/2017	—	(26)	(26)
WELLS FARGO BANK NA	2/14/2017	—	(1,485)	(1,485)
WELLS FARGO BANK NA	2/14/2017	—	(21)	(21)
WELLS FARGO BANK NA	2/21/2017	—	(1,285)	(1,285)
WELLS FARGO BANK NA	2/21/2017	—	(19)	(19)
WELLS FARGO BANK NA	2/20/2018	—	(122)	(122)
WELLS FARGO BANK NA	2/28/2017	—	(942)	(942)
WELLS FARGO BANK NA	2/28/2017	—	(14)	(14)
WELLS FARGO BANK NA	3/7/2017	—	(967)	(967)
WELLS FARGO BANK NA	3/7/2017	—	(14)	(14)
WELLS FARGO BANK NA	3/14/2017	—	(771)	(771)
WELLS FARGO BANK NA	3/14/2017	—	(11)	(11)
WELLS FARGO BANK NA	3/21/2017	—	(706)	(706)
WELLS FARGO BANK NA	3/21/2017	—	(8)	(8)
WELLS FARGO BANK NA	3/28/2017	—	(777)	(777)
WELLS FARGO BANK NA	3/28/2017	—	(16)	(16)
WELLS FARGO BANK NA	3/27/2018	—	(64)	(64)
WELLS FARGO BANK NA	3/26/2019	—	(114)	(114)
WELLS FARGO BANK NA	4/4/2017	—	(654)	(654)
WELLS FARGO BANK NA	4/4/2017	—	(9)	(9)
WELLS FARGO BANK NA	4/11/2017	—	(686)	(686)
WELLS FARGO BANK NA	4/11/2017	—	(8)	(8)
WELLS FARGO BANK NA	4/9/2019	—	(23)	(23)
WELLS FARGO BANK NA	4/18/2017	—	(531)	(531)
WELLS FARGO BANK NA	4/18/2017	—	(6)	(6)
WELLS FARGO BANK NA	4/17/2018	—	(19)	(19)
WELLS FARGO BANK NA	4/16/2019	—	(41)	(41)
WELLS FARGO BANK NA	4/25/2017	—	(554)	(554)
WELLS FARGO BANK NA	4/25/2017	—	(7)	(7)
WELLS FARGO BANK NA	4/24/2018	—	(20)	(20)
WELLS FARGO BANK NA	4/23/2019	—	(21)	(21)
WELLS FARGO BANK NA	5/2/2017	—	(640)	(640)
WELLS FARGO BANK NA	5/2/2017	—	(9)	(9)
WELLS FARGO BANK NA	5/1/2018	—	(43)	(43)
WELLS FARGO BANK NA	5/7/2019	—	(22)	(22)
WELLS FARGO BANK NA	5/16/2017	—	(780)	(780)
WELLS FARGO BANK NA	5/16/2017	—	(11)	(11)
WELLS FARGO BANK NA	5/15/2018	—	(46)	(46)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2016
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	5/14/2019	—	(24)	(24)
WELLS FARGO BANK NA	5/21/2019	—	(23)	(23)
WELLS FARGO BANK NA	5/23/2017	—	(639)	(639)
WELLS FARGO BANK NA	5/23/2017	—	(9)	(9)
WELLS FARGO BANK NA	5/30/2017	—	(598)	(598)
WELLS FARGO BANK NA	5/30/2017	—	(8)	(8)
WELLS FARGO BANK NA	6/6/2017	—	(561)	(561)
WELLS FARGO BANK NA	6/6/2017	—	(7)	(7)
WELLS FARGO BANK NA	6/5/2018	—	(19)	(19)
WELLS FARGO BANK NA	6/4/2019	—	(42)	(42)
WELLS FARGO BANK NA	6/13/2017	—	(629)	(629)
WELLS FARGO BANK NA	6/13/2017	—	(9)	(9)
WELLS FARGO BANK NA	6/12/2018	—	(22)	(22)
WELLS FARGO BANK NA	7/2/2019	—	(25)	(25)
WELLS FARGO BANK NA	7/11/2017	—	(472)	(472)
WELLS FARGO BANK NA	7/11/2017	—	(15)	(15)
WELLS FARGO BANK NA	7/9/2019	—	(21)	(21)
WELLS FARGO BANK NA	7/18/2017	—	(400)	(400)
WELLS FARGO BANK NA	7/30/2019	—	(22)	(22)
WELLS FARGO BANK NA	8/8/2017	—	(363)	(363)
WELLS FARGO BANK NA	8/8/2017	—	(7)	(7)
WELLS FARGO BANK NA	8/7/2018	—	(53)	(53)
WELLS FARGO BANK NA	8/22/2017	—	(7)	(7)
WELLS FARGO BANK NA	8/29/2017	—	(396)	(396)
WELLS FARGO BANK NA	8/29/2017	—	(8)	(8)
WELLS FARGO BANK NA	8/28/2018	—	(18)	(18)
WELLS FARGO BANK NA	9/5/2017	—	(440)	(440)
WELLS FARGO BANK NA	9/5/2017	—	(8)	(8)
WELLS FARGO BANK NA	9/10/2019	—	(24)	(24)
WELLS FARGO BANK NA	9/19/2017	—	(575)	(575)
WELLS FARGO BANK NA	10/1/2019	—	(46)	(46)
WELLS FARGO BANK NA	10/10/2017	—	(498)	(498)
WELLS FARGO BANK NA	10/10/2017	—	(12)	(12)
WELLS FARGO BANK NA	10/9/2018	—	(22)	(22)
WELLS FARGO BANK NA	10/8/2019	—	(24)	(24)
WELLS FARGO BANK NA	10/17/2017	—	(544)	(544)
WELLS FARGO BANK NA	10/17/2017	—	(12)	(12)
WELLS FARGO BANK NA	10/16/2018	—	(22)	(22)
WELLS FARGO BANK NA	10/22/2019	—	(24)	(24)
WELLS FARGO BANK NA	10/31/2017	—	(600)	(600)
WELLS FARGO BANK NA	10/31/2017	—	(14)	(14)
WELLS FARGO BANK NA	11/5/2019	—	(24)	(24)
WELLS FARGO BANK NA	11/14/2017	—	(474)	(474)
WELLS FARGO BANK NA	11/14/2017	—	(10)	(10)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2016
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	11/27/2018	—	(19)	(19)
WELLS FARGO BANK NA	12/5/2017	—	(422)	(422)
WELLS FARGO BANK NA	12/5/2017	—	(9)	(9)
WELLS FARGO BANK NA	12/4/2018	—	(18)	(18)
WELLS FARGO BANK NA	12/10/2019	—	(18)	(18)
WELLS FARGO BANK NA	12/19/2017	—	(298)	(298)
WELLS FARGO BANK NA	12/19/2017	—	(7)	(7)
WELLS FARGO BANK NA	12/18/2018	—	(16)	(16)
TOTAL WRITTEN OPTIONS			(38,313)	(38,313)
FUTURES
S&P 500 MINI FUTURES	3/1/2017	—	(6)	(6)
TOTAL FUTURES			(6)	(6)
TOTAL DERIVATIVES - NET			6,779	6,779
TOTAL INVESTMENTS IN CASH EQUIVALENTS, FIXED MATURITIES, COMMON STOCK, SYNDICATED LOANS AND DERIVATIVES			$6,175,334	$6,167,139
NOTES
a) Cash equivalents are carried at amortized cost which approximates fair value. Fixed maturities and common stocks are carried at fair value. In the absence of quoted market prices, fair values are obtained from third party pricing services, non-binding broker quotes or other model-based valuation techniques. Syndicated loans are carried at amortized cost, less allowance for loan losses. Derivatives are carried at fair value. Options are traded in over-the-counter markets using pricing models with market observable inputs. Futures are exchange-traded and valued using quoted prices in active markets. See notes to the financial statements regarding valuations.
b) For Federal income tax purposes, the cost of investments is $6.2 billion.
c) Securities written down due to other-than-temporary impairment related to credit losses.
d) Non-Income producing securities.

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CASH EQUIVALENTS
COMMERCIAL PAPER
EXELON CORPORATION	1/7/2016	—%	$10,000	$9,999	$9,999
BNP PARIBAS SA	1/4/2016	—	31,500	31,499	31,499
DUKE ENERGY CORP	1/21/2016	—	5,250	5,248	5,248
EDISON INTERNATIONAL	1/5/2016	—	12,800	12,799	12,799
EDISON INTERNATIONAL	1/20/2016	—	10,000	9,996	9,996
TRANSCANADA CORPORATION	1/5/2016	—	5,000	4,999	4,999
TRANSCANADA CORPORATION	1/7/2016	—	10,000	9,998	9,998
UNITED HEALTH GROUP INC	1/4/2016	—	50,000	49,999	49,999
TOTAL CASH EQUIVALENTS				134,537	134,537

FIXED MATURITIES
U.S. GOVERNMENT AND AGENCIES OBLIGATIONS
UNITED STATES TREASURY	11/15/2028	5.250	200	212	261
UNITED STATES TREASURY	4/15/2017	0.875	165	165	165
TOTAL U.S. GOVERNMENT AND AGENCIES OBLIGATIONS				377	426
STATE AND MUNICIPAL OBLIGATIONS
FLORIDA ST MID-BAY BRIDGE AUTHORITY	10/1/2021	3.784	5,000	5,000	4,984
CARSON CALIF REDEV AGENCY	2/1/2017	2.261	1,330	1,330	1,324
CARSON CALIF REDEV AGENCY	2/1/2019	3.307	1,550	1,550	1,540
CARSON CALIF REDEV AGENCY	2/1/2020	3.757	3,205	3,205	3,172
HURST-EULESS-BEDFORD TEX INDPT SCH DISTRICT	8/15/2017	—	1,000	979	977
LOS ANGELES CALIF MUN IMPT CORP	11/1/2019	2.846	3,000	3,000	3,051
LOS ANGELES CNTY CA REDEV AUTHORITY	8/1/2019	2.644	2,425	2,425	2,423
NEW HOPE CULTURAL EDU FACS FIN CORP	7/1/2018	3.330	1,380	1,380	1,373
NEW HOPE CULTURAL EDU FACS FIN CORP	7/1/2019	3.780	2,155	2,155	2,146
NEW HOPE CULTURAL EDU FACS FIN CORP	7/1/2020	4.125	2,810	2,810	2,800
NEW JERSEY ECONOMIC DEVELOPMENT AUTHORITY	6/15/2017	3.375	7,890	7,890	7,908
NORTH CAROLINA EASTN MUN PWR AGENCY	7/1/2017	1.561	3,500	3,500	3,503
SACRAMENTO CALIF UNI SCH DISTRICT	8/1/2016	0.704	5,000	5,000	4,992
SACRAMENTO CALIF UNI SCH DISTRICT	8/1/2017	1.248	3,000	3,000	2,978
ST PAUL MINN HSG & REDEV AUTHORITY	7/1/2017	1.400	4,135	4,135	4,122
ST PAUL HSG REDEV AUTHORITY	7/1/2018	1.838	2,000	2,000	1,999
TOTAL STATE AND MUNICIPAL OBLIGATIONS				49,359	49,292

RESIDENTIAL MORTGAGE BACKED SECURITIES
AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES
FREDDIE MAC GOLD G11193	8/1/2016	5.000	57	57	59
FREDDIE MAC GOLD G11298	8/1/2017	5.000	219	219	227
FREDDIE MAC ARM 845154	7/1/2022	2.460	46	47	47
FREDDIE MAC ARM 845523	11/1/2023	2.380	8	8	8
FREDDIE MAC ARM 845654	2/1/2024	2.732	159	160	163
FREDDIE MAC ARM 845730	11/1/2023	2.441	169	173	176

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FREDDIE MAC ARM 845733	4/1/2024	2.479	201	203	212
FREDDIE MAC ARM 846702	10/1/2029	2.425	49	50	52
FREDDIE MAC ARM 846107	2/1/2025	2.740	51	52	53
FREDDIE MAC GOLD G30227	5/1/2023	5.500	744	763	822
FREDDIE MAC GOLD E90153	6/1/2017	6.000	46	46	46
FREDDIE MAC GOLD E90154	6/1/2017	6.000	117	118	120
FREDDIE MAC GOLD E91041	9/1/2017	5.000	182	181	188
FREDDIE MAC GOLD E95403	3/1/2018	5.000	256	258	265
FREDDIE MAC GOLD E95671	4/1/2018	5.000	368	371	381
FREDDIE MAC 1N1474	5/1/2037	2.506	3,333	3,460	3,532
FREDDIE MAC 1H2520	6/1/2035	2.488	9,352	9,938	9,912
FREDDIE MAC 1Q1540	6/1/2040	2.480	16,919	18,096	17,979
FREDDIE MAC 1Q1515	11/1/2038	2.429	35,707	37,788	37,792
FREDDIE MAC	5/1/2038	2.364	27,366	28,942	28,990
FREDDIE MAC 1Q1548	8/1/2038	2.374	16,568	17,466	17,483
FREDDIE MAC ARM 350190	5/1/2022	2.500	35	36	35
FREDDIE MAC GOLD E01140	5/1/2017	6.000	213	214	218
FREDDIE MAC ARM 788941	12/1/2031	2.625	31	30	31
FREDDIE MAC 848922	4/1/2037	2.488	9,351	9,987	9,907
FREDDIE MAC	9/1/2039	2.494	7,754	8,201	8,219
FREDDIE MAC	8/1/2037	2.896	11,637	12,431	12,412
FREDDIE MAC GOLD	8/1/2030	3.000	25,165	26,125	25,960
FREDDIE MAC GOLD C90581	8/1/2022	5.500	187	186	206
FREDDIE MAC GOLD C90582	9/1/2022	5.500	123	122	136
FREDDIE MAC ARM 1B0183	12/1/2031	2.406	108	106	110
FREDDIE MAC ARM 780845	9/1/2033	2.500	361	351	375
FREDDIE MAC ARM 780514	5/1/2033	2.489	546	558	583
FREDDIE MAC ARM 840031	1/1/2019	2.375	3	3	3
FREDDIE MAC ARM 840035	1/1/2019	2.401	19	19	19
FREDDIE MAC ARM 840036	1/1/2019	2.375	13	13	13
FREDDIE MAC ARM 840072	6/1/2019	2.250	31	31	32
FREDDIE MAC ARM 405014	1/1/2019	2.370	15	15	15
FREDDIE MAC ARM 405092	3/1/2019	2.375	14	14	14
FREDDIE MAC ARM 405185	10/1/2018	2.168	35	35	35
FREDDIE MAC ARM 405243	7/1/2019	2.385	33	33	33
FREDDIE MAC ARM 405437	10/1/2019	2.400	36	36	36
FREDDIE MAC ARM 405615	10/1/2019	2.232	13	13	13
FREDDIE MAC ARM 605432	8/1/2017	2.213	6	6	6
FREDDIE MAC ARM 605433	9/1/2017	2.146	9	9	9
FREDDIE MAC ARM 606024	2/1/2019	2.091	23	23	24
FREDDIE MAC ARM 606025	7/1/2019	1.825	55	55	56
FREDDIE MAC ARM 785363	2/1/2025	2.428	68	68	71
FREDDIE MAC ARM 865008	2/1/2018	3.125	24	24	24
FREDDIE MAC ARM 780903	9/1/2033	2.500	403	399	426

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FREDDIE MAC	8/1/2034	2.500	1,532	1,547	1,624
FREDDIE MAC STRIP FHSTR_328	2/15/2038	0.594	16,717	16,741	16,701
FANNIE MAE ARM 70117	9/1/2017	2.130	1	1	1
FANNIE MAE ARM 70007	7/1/2017	2.018	4	4	4
FANNIE MAE ARM 105989	8/1/2020	3.204	16	16	16
FANNIE MAE ARM 88879	11/1/2019	2.581	57	57	57
FANNIE MAE ARM 89125	8/1/2019	1.873	73	73	76
FANNIE MAE ARM 190726	3/1/2033	4.825	173	177	183
FANNIE MAE 13-2 13-2 KF	1/25/2037	0.602	15,110	15,073	15,019
FANNIE MAE 15-4	2/25/2045	0.594	21,026	21,058	20,999
FANNIE MAE 15-22	4/25/2045	0.594	15,323	15,331	15,257
FANNIE MAE 15-42	6/25/2055	0.574	17,433	17,453	17,262
FANNIE MAE FNR_15-50	7/25/2045	0.594	67,006	66,936	66,913
FANNIE MAE 15-84	11/25/2045	0.594	32,822	32,770	32,580
FANNIE MAE 15-91	12/25/2045	0.614	41,464	41,258	41,256
FANNIE MAE ARM 249907	2/1/2024	2.750	213	215	223
FANNIE MAE 254590	1/1/2018	5.000	715	715	740
FANNIE MAE 254591	1/1/2018	5.500	501	505	517
FANNIE MAE ARM 303259	3/1/2025	2.387	76	77	79
FANNIE MAE 303970	9/1/2024	6.000	536	531	608
FREDDIE MAC 3812 3812 BE	9/15/2018	2.750	1,715	1,726	1,744
FREDDIE MAC 4159 4159 FD	1/15/2043	0.681	15,674	15,732	15,692
FREDDIE MAC 43-63	9/15/2041	0.614	12,473	12,490	12,388
FREDDIE MAC	4/15/2040	0.554	9,319	9,320	9,306
FREDDIE MAC	11/15/2038	0.594	25,130	25,025	24,964
FREDDIE MAC 4491	8/15/2039	0.564	18,178	18,173	18,101
FREDDIE MAC 15-4521	5/15/2041	0.574	52,195	52,104	52,178
FANNIE MAE 545492	2/1/2022	5.500	246	244	274
FANNIE MAE 545249	10/1/2016	5.500	41	41	41
FANNIE MAE 545303	9/1/2016	5.000	171	171	178
FANNIE MAE ARM 545786	6/1/2032	2.415	220	221	225
FANNIE MAE HYBRID ARM 566074	5/1/2031	2.525	326	326	343
FANNIE MAE HYBRID ARM 584507	6/1/2031	2.410	214	213	225
FANNIE MAE 584829	5/1/2016	6.000	9	9	9
FANNIE MAE 585743	5/1/2016	5.500	29	29	29
FANNIE MAE 616220	11/1/2016	5.000	74	74	77
FANNIE MAE 617270	1/1/2017	5.000	128	128	133
FANNIE MAE ARM 620293	1/1/2032	2.525	244	241	255
FANNIE MAE 622462	12/1/2016	5.500	104	104	105
FANNIE MAE 623866	2/1/2017	5.000	118	117	122
FANNIE MAE 625943	3/1/2017	5.000	104	104	108
FANNIE MAE AL1037	1/1/2037	2.456	6,081	6,486	6,440
FANNIE MAE AL2269	10/1/2040	2.587	9,814	10,444	10,336
FANNIE MAE AL3935	9/1/2037	2.467	15,993	16,929	16,920

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE AL3961	2/1/2039	2.251	12,041	12,718	12,703
FANNIE MAE	3/1/2037	2.395	12,451	13,109	13,186
FANNIE MAE	9/1/2036	2.401	17,552	18,528	18,588
FANNIE MAE	2/1/2039	2.545	14,849	15,774	15,802
FANNIE MAE AO8746	8/1/2027	2.500	28,289	29,205	28,745
FANNIE MAE	2/1/2030	3.000	12,071	12,582	12,460
FANNIE MAE	4/1/2030	3.000	15,592	16,252	16,096
FANNIE MAE ARM 651629	8/1/2032	2.395	314	314	327
FANNIE MAE ARM 654158	10/1/2032	1.915	605	606	641
FANNIE MAE ARM 654195	10/1/2032	1.915	592	592	626
FANNIE MAE ARM 655646	8/1/2032	2.478	382	382	398
FANNIE MAE ARM 655798	8/1/2032	2.399	650	649	689
FANNIE MAE ARM 661501	9/1/2032	2.418	48	48	48
FANNIE MAE ARM 661349	9/1/2032	2.300	156	156	165
FANNIE MAE ARM 661744	10/1/2032	2.308	379	381	401
FANNIE MAE ARM 664521	10/1/2032	2.330	184	185	188
FANNIE MAE ARM 664750	10/1/2032	2.424	337	338	354
FANNIE MAE ARM 670731	11/1/2032	1.915	462	462	482
FANNIE MAE ARM 670779	11/1/2032	1.915	765	771	801
FANNIE MAE ARM 670890	12/1/2032	1.922	651	653	688
FANNIE MAE ARM 670912	12/1/2032	1.915	541	542	572
FANNIE MAE ARM 670947	12/1/2032	1.921	413	415	435
FREDDIE MAC CMO 2586 GB	1/15/2023	5.500	108	108	109
FANNIE MAE 06-36 06-36 GF	5/25/2036	0.722	9,549	9,594	9,551
FREDDIE MAC 2901 MA	10/15/2033	4.500	33	33	33
FREDDIE MAC 2934 2934 CI	1/15/2034	5.000	1,269	1,279	1,283
FANNIE MAE 07-46 07-46 FB	5/25/2037	0.792	4,519	4,530	4,534
FREDDIE MAC 3370 3370 TF	10/15/2037	0.661	2,739	2,741	2,745
FREDDIE MAC STRUCTURED PASS THROUGH T-76 2A	10/25/2037	3.101	11,637	11,868	11,693
FANNIE MAE 09-107 09-107 FL	2/25/2038	1.072	8,058	8,100	8,115
FANNIE MAE 10-39 10-39 JT	5/25/2038	5.000	4,210	4,239	4,235
FANNIE MAE ARM 694852	4/1/2033	2.164	492	498	520
FANNIE MAE 703446	5/1/2018	4.500	1,746	1,762	1,804
FANNIE MAE 704592	5/1/2018	5.000	527	531	547
FANNIE MAE 708635	6/1/2018	5.000	373	376	386
FANNIE MAE ARM 722779	9/1/2033	1.917	1,161	1,163	1,210
FANNIE MAE 725558	6/1/2034	2.411	615	611	653
FANNIE MAE	7/1/2033	1.867	936	932	962
FANNIE MAE	7/1/2034	1.893	312	307	323
FANNIE MAE ARM 733525	8/1/2033	2.205	682	656	711
FANNIE MAE 735034	10/1/2034	2.339	7,774	8,201	8,200
FANNIE MAE 735702	7/1/2035	2.395	6,153	6,332	6,545
FANNIE MAE ARM 739194	9/1/2033	2.412	616	617	646
FANNIE MAE ARM 743256	10/1/2033	2.459	347	344	364

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE ARM 743856	11/1/2033	2.422	276	277	291
FANNIE MAE ARM 758873	12/1/2033	2.457	527	522	552
FANNIE MAE 794787	10/1/2034	2.204	389	394	410
FANNIE MAE 799733	11/1/2034	2.470	377	384	400
FANNIE MAE 801917	10/1/2034	2.695	843	846	895
FANNIE MAE 801337	9/1/2034	2.084	4,622	4,876	4,845
FANNIE MAE 804561	9/1/2034	2.408	1,064	1,066	1,127
FANNIE MAE 807219	1/1/2035	2.608	3,205	3,232	3,382
FANNIE MAE 809532	2/1/2035	2.278	491	494	521
FANNIE MAE	8/1/2035	2.696	1,050	1,055	1,112
FANNIE MAE 889335	6/1/2018	4.500	1,526	1,543	1,577
FANNIE MAE 889485	6/1/2036	2.486	6,246	6,347	6,599
FANNIE MAE 922674	4/1/2036	2.620	3,129	3,205	3,302
FANNIE MAE 968438	1/1/2038	2.523	8,780	9,200	9,239
FANNIE MAE 995548	9/1/2035	2.402	4,131	4,223	4,364
FANNIE MAE 995123	8/1/2037	2.625	3,197	3,301	3,403
FANNIE MAE 995604	11/1/2035	2.550	11,835	12,492	12,504
FANNIE MAE 995614	8/1/2037	1.550	3,483	3,645	3,585
FANNIE MAE AB1980	12/1/2020	3.000	5,701	5,788	5,878
FANNIE MAE AB5230	5/1/2027	2.500	14,628	14,932	14,864
FANNIE MAE MA0099	6/1/2019	4.000	1,849	1,862	1,927
FANNIE MAE MA0598	12/1/2020	3.500	5,055	5,187	5,296
FANNIE MAE MA1144	8/1/2027	2.500	13,691	14,160	13,877
FANNIE MAE AD0901	4/1/2040	2.428	9,354	9,950	9,935
FANNIE MAE AE0559	12/1/2034	2.368	6,695	7,059	7,004
FANNIE MAE AE0566	8/1/2035	2.480	6,719	7,078	7,116
GINNIE MAE II ARM 8157	3/20/2023	1.750	84	85	87
GINNIE MAE II ARM 8206	3/20/2017	2.000	8	8	9
GINNIE MAE II ARM 8240	7/20/2017	1.875	6	6	7
GINNIE MAE II ARM 8251	8/20/2017	2.000	1	1	1
GINNIE MAE II ARM 8274	10/20/2017	2.500	28	28	28
GINNIE MAE II ARM 8283	11/20/2017	2.500	2	1	2
GINNIE MAE II ARM 8293	12/20/2017	2.500	5	5	5
GINNIE MAE II ARM 8353	5/20/2018	2.500	16	16	16
GINNIE MAE II ARM 8341	4/20/2018	2.500	2	2	2
GINNIE MAE II ARM 8365	6/20/2018	2.500	16	16	16
GINNIE MAE II ARM 8377	7/20/2018	2.500	8	8	8
GINNIE MAE II ARM 8428	11/20/2018	3.500	3	3	4
GINNIE MAE II ARM 8440	12/20/2018	3.500	12	12	13
GINNIE MAE II ARM 8638	6/20/2025	1.750	118	119	122
GINNIE MAE II	7/20/2040	1.875	10,690	11,080	11,033
GINNIE MAE II 082581	7/20/2040	3.000	12,536	13,460	13,002
GINNIE MAE II 082602	8/20/2040	3.000	20,020	21,518	21,067
GINNIE MAE II	12/20/2039	1.625	11,572	12,046	12,044

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

GINNIE MAE II 082464	1/20/2040	3.000	3,956	4,256	4,127
GINNIE MAE II 082497	3/20/2040	2.500	7,123	7,575	7,359
GINNIE MAE II	1/20/2041	1.750	10,968	11,417	11,244
GINNIE MAE II 082794	4/20/2041	3.500	14,633	15,629	15,216
GINNIE MAE A 11-72 M	6/20/2038	4.000	2,230	2,353	2,254
GINNIE MAE ARM	11/20/2041	0.694	10,543	10,566	10,594
GINNIE MAE ARM	10/20/2041	0.544	15,276	15,260	15,354
GINNIE MAE ARM	2/20/2040	0.574	21,942	21,980	21,631
GINNIE MAE_15-82	4/20/2041	0.544	18,400	18,400	18,444
TOTAL AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				1,056,980	1,055,094

NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES
APS RESECURITIZATION TRUST 15-1	8/28/2054	0.363	18,205	17,411	17,295
ADJUSTABLE RATE MORTAGE TRUST ARMT_04-2	2/25/2035	2.654	973	987	953
AMERICAN HOME MORTGAGE INVESTMENT TRUST AHM_04-4	2/25/2045	2.654	8,219	8,341	8,032
BCAP LLC TRUST BCAP_13-RR1	11/26/2035	2.555	5,469	5,512	5,494
BCAP LLC TRUST BCAP_09-RR1	11/26/2034	2.739	1,158	1,130	1,161
BCAP LLC TRUST BCAP_09-RR1	5/26/2035	2.738	5,029	4,902	5,060
BCAP LLC TRUST BCAP_09-RR1	5/26/2035	2.738	3,208	3,121	3,229
BCAP LLC TRUST BCAP_09-RR8	3/26/2037	5.500	243	242	244
BCAP LLC TRUST BCAP_11-RR11	10/26/2035	2.737	2,866	2,855	2,839
BCAP LLC TRUST BCAP_11-RR10	6/26/2035	2.738	8,171	8,168	8,223
BCAP LLC TRUST BCAP_12-RR3	7/26/2037	1.871	2,363	2,363	2,349
BCAP LLC TRUST BCAP_12-RR3	7/26/2035	2.729	4,858	4,901	4,850
BCAP LLC TRUST BCAP_12-RR3	1/26/2036	2.869	3,139	3,180	3,131
BCAP LLC TRUST BCAP_12-RR5	10/26/2036	2.738	5,189	5,197	5,200
BCAP LLC TRUST BCAP_12-RR6	5/26/2036	2.402	4,569	4,557	4,552
BCAP LLC TRUST BCAP_12-RR10	3/26/2036	2.763	20,149	20,400	20,206
BCAP LLC TRUST BCAP_12-RR10	3/26/2036	3.000	29	29	29
BCAP LLC TRUST BCAP_12-RR10	10/26/2035	2.842	4,761	4,792	4,800
BCAP LLC TRUST BCAP_12-RR11	7/26/2036	2.737	11,243	11,417	11,249
BCAP LLC TRUST BCAP_12-RR11	7/26/2037	3.000	1,874	1,877	1,875
BCAP LLC TRUST BCAP_12-RR12	6/26/2035	3.000	4,695	4,730	4,677
BCAP LLC TRUST BCAP_13-RR7	6/26/2037	2.231	6,605	6,641	6,564
BCAP LLC TRUST BCAP_13-RR7	12/27/2034	3.124	13,922	14,133	14,260
BCAP LLC TRUST BCAP_13-RR8	5/26/2036	2.843	6,756	6,797	6,700
BCAP LLC TRUST BCAP_13-RR9	1/26/2036	2.869	11,502	11,568	11,515
BCAP LLC TRUST BCAP_14-RR2	9/26/2046	1.203	10,784	10,523	10,408
BANK OF AMERICA FUNDING CORPORATION BAFC_05-G	10/20/2035	2.872	2,136	2,008	1,999
BANC OF AMERICA FUNDING CORP BAFC_05-F	9/20/2035	2.858	2,474	2,188	2,052	c
BANC OF AMERICA ALTERNATIVE LOAN TRUST BOAA_03-1	2/25/2033	5.000	449	449	456
BANC OF AMERICA MORTGAGE SECURITIES BOAMS_04-B	3/25/2034	2.667	4,690	4,677	4,087
BANC OF AMERICA MORTGAGE SECURITIES BOAMS_04-5	6/25/2019	5.000	297	300	299
BANK OF AMERICA MORTGAGE SECURITIES BOAMS_03-I	10/25/2033	2.993	2,545	2,536	2,570

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BANK OF AMERICA MORTGAGE SECURITIES BOAMS_04-E	6/25/2034	2.864	4,484	4,463	4,419
BANC OF AMERICA MORTGAGE SECURITIES BOAMS_06-B	11/20/2046	3.088	1,548	1,392	1,253	c
BANC OF AMERICA FUNDING CORPORATION BAFC_12-R5	10/3/2039	0.503	2,084	2,083	2,072
BANC OF AMERICA FUNDING CORPORATION BAFC_15-R4	11/27/2045	2.404	17,963	17,888	17,804
BEAR STEARNS ALT-A TRUST BALTA_05-2	4/25/2035	2.733	2,268	2,263	2,032
BEAR STEARNS FUNDING TRUST BSMF_06-AR5	12/25/2046	0.632	1,341	849	704	c
BELLA VISTA MORTGAGE TRUST BVMBS_05-1	2/22/2035	2.609	3,264	3,255	3,193
CREDIT SUISSE MORTGAGE CAPITAL CERTIFICATES CSMC_10-17R	6/26/2036	2.453	4,989	4,989	5,017
CREDIT SUISSE COMMERCIAL MORTGAGE TRUST CSMC_13-2R	5/27/2036	2.000	4,650	4,670	4,616
CREDIT SUISSE COMMERCIAL MORTGAGE TRUST CSMC_13-2R	9/27/2036	2.923	8,385	8,544	8,590
CREDIT SUISSE MORTGAGE CAPITAL CSMC_12-11R	6/29/2047	1.244	2,758	2,758	2,747
CREDIT SUISSE COMMERCIAL MORTGAGE TRUST CSMC_13-8R	5/27/2037	0.461	6,900	6,822	6,828
CREDIT SUISSE COMMERCIAL MORTGAGE TRUST CSMC_13-11R	6/27/2034	2.750	10,022	10,024	9,985
CREDIT SUISSE COMMERCIAL MORTGAGE TRUST CSMC_13-11R	5/27/2034	2.750	18,266	18,290	17,990
CREDIT SUISSE MORTGAGE CAPITAL CSMC_13-12R	8/27/2033	2.750	29,155	28,824	28,439
CREDIT SUISSE MORTGAGE CAPITAL CSMC_14-5R	7/27/2037	2.500	11,051	11,051	10,913
CREDIT SUISSE MORTGAGE CAPITAL CSMC_14-11R	1/27/2036	2.597	26,759	27,044	26,910
CREDIT SUISSE MORTGAGE CAPITAL CSMC_14-12R	6/27/2037	0.341	5,690	5,655	5,452
CREDIT SUISSE MORTGAGE CAPITAL CSMC_15-1R	12/27/2035	2.974	17,174	17,507	17,362
CREDIT SUISSE MORTGAGE TRUST CSMC_15-6R	7/27/2035	2.685	20,158	20,456	19,896
COUNTRYWIDE HOME EQUITY LOAN TRUST CWHEL_04-K	2/15/2034	0.631	226	155	204	c
COUNTRYWIDE ALTERNATIVE LOAN TRUST CWALT_04-33	12/25/2034	2.820	551	558	523
COUNTRYWIDE ALTERNATIVE LOAN TRUST CWALT_05-27	8/25/2035	1.687	2,969	2,531	2,399	c
COUNTRYWIDE ALTERNATIVE LOAN TRUST CWALT_05-24	7/20/2035	1.595	2,461	1,926	1,988	c
COUNTRYWIDE HOME LOANS CWHL_05-HYB7	11/20/2035	2.615	5,811	4,899	5,129	c
COUNTRYWIDE HOME LOANS CWHL_03-46	1/19/2034	2.696	6,990	7,157	6,924
CENTEX HOME EQUITY CXHE_03-A	12/25/2031	4.250	1,534	1,518	1,525
CHASE MORTGAGE FINANCE CORPORATION CHASE_07-A1	2/25/2037	2.702	7,633	7,565	7,506
CHASEFLEX TRUST CFLX_07-M1	8/25/2037	0.572	8,595	8,728	6,287	c
CITIGROUP MORTGAGE LOAN TRUST CMLTI_05-3	8/25/2035	2.706	1,908	1,801	1,748	c
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_09-6	4/25/2037	0.291	559	556	549
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_10-7	2/25/2035	2.468	1,273	1,273	1,284
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_10-8	11/25/2036	4.000	3,979	3,987	4,011
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_10-9	11/25/2035	2.740	1,002	1,011	1,002
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_11-2	9/25/2037	2.383	558	554	558
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_12-6	4/25/2037	2.855	6,349	6,349	6,376
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_12-6	8/25/2036	2.420	3,910	3,918	3,904
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_12-4	11/25/2035	2.734	2,652	2,652	2,634
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_12-4	3/25/2036	2.650	11,295	11,426	11,351
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_12-7	9/25/2036	3.058	6,758	6,768	6,726
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_12-7	9/25/2035	2.743	2,150	2,154	2,149
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_13-7	8/25/2036	2.420	8,095	8,121	7,889
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_13-9	9/25/2034	2.438	15,116	15,192	15,046
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_13-11	8/25/2027	2.000	1,431	1,431	1,370

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_13-11	9/25/2034	2.615	7,941	8,053	7,959
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_13-12	3/25/2035	2.480	13,032	13,150	13,048
CITIGROUP MORTGAGE LOAN TRUST CMLTI_14-2	2/20/2036	2.592	19,276	19,439	19,253
CITIGROUP MORTGAGE LOAN TRUST CMLTI_14-2	4/25/2036	3.250	19,578	19,688	19,089
CITIGROUP MORTGAGE LOAN TRUST CMLTI_14-5	2/20/2036	2.564	24,346	24,655	24,253
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_14-6	11/25/2035	1.543	21,076	20,769	20,655
CITIGROUP MORTGAGE LOAN TRUST CMLTI_14-11	10/25/2035	2.708	19,612	20,034	19,837
CITIGROUP MORTGAGE LOAN TRUST CMLTI_14-11	11/25/2036	3.250	9,776	9,953	9,874
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_15-5	8/25/2034	2.724	13,709	13,948	13,803
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_15-5	4/20/2035	2.641	29,846	30,143	29,608
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_15-5	1/25/2036	0.471	15,396	14,647	14,357
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_15-11	3/25/2035	2.562	29,039	29,292	29,077
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_15-9	2/20/2036	2.725	18,209	18,340	18,300
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_15-9	2/25/2036	2.654	20,235	20,381	20,357
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_15-RP2 15-PS1	9/25/2042	3.750	27,858	28,306	28,170
CS FIRST BOSTON MORTGAGE SECURITIES CORP. 04-AR3	4/25/2034	2.562	4,813	4,880	4,874
CREDIT SUISSE MORTGAGE CAPITAL CSMC_09-2R	9/26/2034	2.743	28,874	29,036	28,376
CREDIT SUISSE MORTGAGE CAPITAL CSMC_09-2R	9/26/2034	2.743	28,874	28,911	27,783
CREDIT SUISSE MORTGAGE CAPITAL CSMC_11-17R	12/27/2037	3.400	2,058	2,056	2,063
DEUTSCHE ALT-A SECURITIES INC MORTGAGE LOAN DBALT_06-AR6	2/25/2037	0.592	8,514	4,664	7,204	c
DEUTSCHE ALT-A SECURITIES INC MORTGAGE LOAN DBALT_07-AR1	1/25/2047	0.582	7,412	7,299	5,984	c
DEUTSCHE ALT-A SECURITIES INC MORTGAGE LOAN DBALT_07-OA1	2/25/2047	0.572	3,623	3,128	2,535	c
EQUITY ONE ABS INC EQABS_04-3	7/25/2034	4.920	2,863	2,867	2,917
FIELDSTONE MORTGAGE INVESTMENT CORP FMIC_04-3	8/25/2034	2.267	511	502	511
FIRST HORIZON ALTERNATIVE MORTGAGE SECURITIES 04-AA4	10/25/2034	2.360	1,341	1,361	1,328
FIRST HORIZON ALTERNATIVE MORTGAGE SECURITIES 04-AA7	2/25/2035	2.211	987	997	875
FIRST HORIZON ALTERNATIVE MORTGAGE SECURITIES 05-AA2	3/25/2035	2.318	1,858	1,888	1,632
FIRST HORIZON ALTERNATIVE MORTGAGE SECURITIES 05-AA3	5/25/2035	2.381	4,045	4,080	3,835
GMAC MORTGAGE CORPORATION LOAN TRUST GMACM_04-AR2	8/19/2034	3.172	1,025	1,027	991
GMAC MORTGAGE CORPORATION LOAN TRUST GMACM_04-AR2	8/19/2034	3.251	1,360	1,363	1,343
GSR MORTGAGE LOAN TRUST 05-AR5	10/25/2035	2.755	4,553	4,246	4,020	c
GSR MORTGAGE LOAN TRUST 05-AR7	11/25/2035	2.734	2,056	1,941	1,966
GSR MORTGAGE LOAN TRUST 05-AR3	5/25/2035	2.678	2,757	2,768	2,518
GSR MORTGAGE LOAN TRUST 05-AR1	1/25/2035	2.926	3,428	3,443	3,392
GS MORTGAGE SECURITIES CORPORATION GSMSC_14-4R	8/26/2035	3.254	15,423	15,784	15,546
GS MORTGAGE SECURITIES CORPORATION GSMSC_09-1R	11/25/2035	2.736	1,242	1,189	1,246
GS MORTGAGE SECURITIES CORPORATION GSMSC_09-1R	11/25/2035	2.753	1,353	1,282	1,357
GREENPOINT MORTGAGE PASS-THROUGH CERTIFICATES 05-AR5	11/25/2045	2.256	5,265	4,712	3,860	c
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-1	4/19/2034	2.756	419	422	417
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-4	6/19/2034	1.369	96	95	91
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-6	8/19/2034	2.927	405	402	400
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-7	11/19/2034	2.150	1,248	1,238	1,184
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-10	1/19/2035	2.699	811	818	795
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_05-8	9/19/2035	1.756	2,249	1,863	1,617	c

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

HARBORVIEW MORTGAGE LOAN TRUST HVMLT_05-15	10/20/2045	2.256	6,627	5,976	5,471	c
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_06-14	1/25/2047	0.602	3,156	1,293	898	c
INDYMAC INDX MORTGAGE LOAN TRUST INDX_05-AR1	3/25/2035	2.511	14	14	14
INDYMAC INDX MORTGAGE LOAN TRUST INDX_05-AR5	5/25/2035	2.591	3,535	3,219	3,008	c
JP MORGAN REREMIC JPMRR_09-12	7/26/2037	5.750	17	17	17
JP MORGAN REREMIC JPMRR_10-5	8/26/2036	2.420	865	866	865
JP MORGAN REREMIC JPMRR_11-2	3/26/2036	3.000	2,890	2,867	2,908
JEFFERIES & CO JMAC_09-R12	2/26/2035	2.674	4,159	4,094	4,192
JEFFERIES & CO JMAC_09-R12	1/26/2035	2.786	1,827	1,798	1,858
JEFFERIES & CO JMAC_09-R2	12/26/2037	2.739	7,103	7,140	7,029
JEFFRIES & CO JMAC_09-R3	12/26/2035	2.598	2,694	2,563	2,695
LUMINENT MORTGAGE TRUST LUM_06-6	10/25/2046	0.662	1,495	376	859	c
LUMINENT MORTGAGE TRUST LUM_07-1	1/25/2037	0.612	21	21	4	c
MASTER ADJUSTABLE RATE MORTGAGES TRUST MARM_05-1	2/25/2035	2.688	1,612	1,631	1,476
MERRILL LYNCH MORTGAGE INVESTORS TRUST MLMI_03-A5	8/25/2033	2.444	1,632	1,630	1,644
MERRILL LYNCH MORTGAGE INVESTORS TRUST MLCC_04-1	12/25/2034	2.239	618	619	615
MERRILL LYNCH MORTGAGE INVESTORS INC MLMI_05-A1	12/25/2034	2.723	1,066	1,068	1,060
MERRILL LYNCH MORTGAGE INVESTORS INC MLMI_05-A2	2/25/2035	2.496	2,423	2,424	2,392
MILL CITY MORTGAGE LOAN TRUST MCMLT_15-2	9/25/2057	3.000	15,000	15,072	15,066
MILL CITY MORTGAGE LOAN TRUST MCMLT_15-1	6/25/2056	2.230	30,762	30,686	30,648
MORGAN STANLEY REREMIC TRUST MSRR_15-R3	4/26/2047	2.358	13,548	13,741	13,584
MORGAN STANLEY REREMIC TRUST MSRR_15-R4	8/26/2047	2.577	20,985	21,106	21,090
MORGAN STANLEY MORTGAGE LOAN TRUST 04-10AR	11/25/2034	3.087	579	586	567
MORGAN STANLEY MORTGAGE LOAN TRUST 04-10AR	11/25/2034	2.561	1,353	1,376	1,346
MORGAN STANLEY REREMIC TRUST MSRR_10-R2	9/26/2035	2.782	3,866	3,986	3,868
MORGAN STANLEY REREMIC TRUST MSRR_10-R6	9/26/2036	0.772	2,763	2,730	2,589
MORGAN STANLEY REREMIC TRUST MSRR_13-R1	11/26/2036	2.176	6,507	6,580	6,509
MORGAN STANLEY REREMIC TRUST MSRR_13-R3	2/26/2036	2.881	19,490	19,633	19,532
MORGAN STANLEY REREMIC TRUST MSRR_13-R3	12/26/2036	2.185	7,489	7,529	7,448
MORGAN STANLEY REREMIC TRUST MSRR_13-R3	11/26/2036	2.176	4,875	4,856	4,796
MORGAN STANLEY REREMIC TRUST MSRR_13-R3	2/26/2036	2.723	16,787	16,880	16,758
MORGAN STANLEY REREMIC TRUST MSRR_13-R8	9/26/2036	2.856	28,002	28,559	28,043
MORGAN STANLEY REREMIC TRUST MSRR_13-R8	9/26/2036	2.848	10,108	10,220	10,040
MORGAN STANLEY REREMIC TRUST MSRR_13-R8	9/26/2036	2.900	4,229	4,280	4,196
MORGAN STANLEY REREMIC TRUST MSRR_13-R8	9/26/2036	2.574	5,917	5,945	5,848
MORGAN STANLEY REREMIC TRUST MSRR_13-R8	9/26/2036	2.737	10,586	10,735	10,483
MORGAN STANLEY REREMIC TRUST MSRR_13-R8	9/26/2036	2.745	9,728	9,860	9,593
MORGAN STANLEY REREMIC TRUST MSRR_13-R9	6/26/2046	2.736	9,314	9,430	9,307
MORGAN STANLEY REREMIC TRUST MSRR_14-R4	8/26/2034	2.680	29,006	29,514	29,031
MORGAN STANLEY REREMIC TRUST MSRR_14-R4	8/26/2034	2.619	24,468	24,864	24,782
MORGAN STANLEY REREMIC TRUST MSRR_14-R6	9/26/2035	2.781	23,653	24,067	24,599
MORGAN STANLEY REREMIC TRUST MSRR_15-R1	11/20/2036	2.526	13,422	13,451	13,489
MORGAN STANLEY REREMIC TRUST MSRR_15-R7	6/26/2035	2.616	12,176	12,249	12,179
NATIONSTAR MORTGAGE LOAN TRUST NSMLT_13-A	12/25/2052	3.750	4,311	4,405	4,378

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_14-3A	11/25/2054	3.750	8,913	9,138	9,090
NMRR_14-6R	4/26/2037	2.544	5,877	5,963	5,954
NMRR_14-7R	1/26/2036	2.869	10,250	10,424	10,450
NOMURA RESECURITIZATION TRUST NMRR_15-4R	3/26/2037	2.467	15,748	15,781	15,687
RBSSP RESECURITIZATION TRUST 09-8	4/26/2036	2.714	7,410	7,492	7,488
RBSSP RESECURITIZATION TRUST 09-6	1/26/2036	2.377	12,063	12,144	12,116
RBSSP RESECURITIZATION TRUST 10-12	12/27/2035	4.000	3,332	3,385	3,355
RBSSP RESECURITIZATION TRUST 12-5	2/26/2047	0.381	271	270	271
RBSSP RESECURITIZATION TRUST 12-6	4/26/2035	0.922	6,825	6,602	6,509
RESIDENTIAL ACCREDIT LOANS INC RALI_07-QO1	2/25/2047	0.612	1,810	277	446	c
RENAISSANCE HOME EQUITY LOAN TRUST RAMC_05-3	11/25/2035	4.814	2,015	2,010	2,025
RESIDENTIAL ACCREDIT LOANS INC RALI_05-QA2	2/25/2035	3.151	3,480	3,041	2,854	c
RESIDENTIAL ACCREDIT LOANS INC RALI_04-QS5	4/25/2034	4.750	284	283	286
RESIDENTIAL ASSET SECURITIES CORP RASC_04-KS9	10/25/2034	4.620	1,722	1,261	1,615	c
RESIDENTIAL ASSET SECURITIES C RASC_03-K10	12/25/2033	4.540	630	636	647
RESIDENTIAL FUNDING MORTGAGE SECURITIES I RFMSI_05-SA2	6/25/2035	2.998	3,151	3,158	3,006
SASC_03-24A	7/25/2033	2.457	425	431	416
TOWD POINT MORTGAGE TRUST TPMT_15-5	5/25/2055	3.500	15,799	16,133	16,004
TOWD POINT MORTGAGE TRUST TPMT_15-3	3/25/2054	3.500	17,940	18,263	18,137
TOWD POINT MORTGAGE TRUST TPMT_15-3	3/25/2054	3.000	8,970	9,033	8,951
TOWD POINT MORTGAGE TRUST TPMT_15-6	4/25/2055	3.500	19,787	20,034	19,912
WAMU MORTGAGE PASS-THROUGH CERTIFICATES 03-AR6	6/25/2033	2.552	1,850	1,845	1,855
WAMU MORTGAGE PASS-THROUGH CERTIFICATES 05-AR4	4/25/2035	2.446	8,233	8,204	8,129
WAMU MORTGAGE PASS-THROUGH CERTIFICATES 05-AR10	9/25/2035	2.495	9,515	9,508	9,118
WAMU MORTGAGE PASS-THROUGH CERTIFICATES 04-AR10	7/25/2044	0.878	1,011	1,014	934
WAMU MORTGAGE PASS-THROUGH CERTIFICATES 05-AR3	3/25/2035	2.443	2,736	2,746	2,709
WELLS FARGO MORTGAGE BACKED SECURITIES TRUST _04-O	8/25/2034	2.743	423	420	424
WELLS FARGO MORTGAGE BACKED SECURITIES TRUST _04-Q	9/25/2034	2.741	4,597	4,662	4,655
WELLS FARGO MORTGAGE BACKED SECURITIES TRUST _03-M	12/25/2033	2.786	1,430	1,473	1,443
WELLS FARGO MORTGAGE BACKED SECURITIES TRUST _04-W	11/25/2034	2.754	7,868	7,888	7,924
WELLS FARGO MORTGAGE BACKED SECURITIES TRUST _04-I	7/25/2034	2.780	2,801	2,805	2,863
WELLS FARGO MORTGAGE BACKED SECURITIES TRUST _04-CC	1/25/2035	2.823	1,004	1,006	1,009
WELLS FARGO MORTGAGE BACKED SECURITIES TRUST _05-AR2	3/25/2035	2.644	737	739	741
WELLS FARGO MORTGAGE BACKED SECURITIES TRUST _05-AR2	3/25/2035	2.642	1,750	1,737	1,762
WELLS FARGO MORTGAGE BACKED SECURITIES TRUST _04-K	7/25/2034	2.740	2,856	2,952	2,875
WELLS FARGO MORTGAGE BACKED SECURITIES TRUST _04-DD	1/25/2035	2.807	2,915	2,912	2,899
WELLS FARGO MORTGAGE BACKED SECURITIES TRUST _05-AR10	6/25/2035	2.738	13,643	13,952	13,901
WELLS FARGO MORTGAGE BACKED SECURITIES TRUST _05-AR12	6/25/2035	2.738	3,476	3,297	3,556
TOTAL NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				1,486,924	1,468,752
TOTAL RESIDENTIAL MORTGAGE BACKED SECURITIES				2,543,904	2,523,846

ASSET BACKED SECURITIES
ARL FIRST LLC ARLFR_12-1A	12/15/2042	2.081	12,980	13,099	12,958
ACCESS GROUP INC ACCSS_06-1	8/25/2023	0.503	1,919	1,895	1,906

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

APIDOS CDO APID_14-17A	4/17/2026	1.789	20,000	19,983	19,875
ARES CLO LTD ARES_13-1A	4/15/2025	1.421	40,000	39,929	39,319
ATRIUM CDO CORP ATRM_10A	7/16/2025	1.437	25,000	24,978	24,386
CLI FUNDING LLC CLIF_14-1A	6/18/2029	3.290	12,637	12,656	12,220
CARLYLE GLOBAL MARKET STRATEGIES CGMS_13-1A	2/14/2025	1.662	20,000	20,000	19,830
CENTRE POINT FUNDING LLC CPF_12-2A	8/20/2021	2.610	1,010	1,009	1,003
COLLEGE LOAN CORPORATION TRUST COLLE_02-2	3/1/2042	1.816	10,000	8,584	9,525
CRONOS CONTAINERS PROGRAM LTD CRNN_13-1A	4/18/2028	3.080	6,527	6,560	6,392
DT AUTO OWNER TRUST DTAOT_15-3A	3/15/2019	1.660	5,170	5,170	5,156
DIAMOND RESORTS OWNER TRUST DROT_13-2	5/20/2026	2.270	2,822	2,822	2,827
DRYDEN SENIOR LOAN FUND DRSLF_14-33	7/15/2026	1.801	30,000	30,000	29,815
DRYDEN SENIOR LOAN FUND DRSLF_13-26A	7/15/2025	1.389	40,000	40,000	39,232
EXETER AUTOMOBILE RECEIVABLES TRUST EART_15-1A	6/17/2019	1.600	4,485	4,485	4,474
EXETER AUTOMOBILE RECEIVABLES TRUST 2015-3	11/15/2019	1.540	3,791	3,790	3,772
GLOBAL SC FINANCE SRL SEACO_14-1A	7/17/2029	3.190	8,583	8,582	8,432
HERTZ VEHICLE FINANCING LLC HERTZ_15-2A	9/25/2019	2.020	4,475	4,474	4,433
HILTON GRAND VACATIONS TRUST HGVT_13-A	1/25/2026	2.280	4,825	4,825	4,834
ING INVESTMENT MANAGEMENT CLO LTD INGIM_13-2A	4/25/2025	1.470	30,000	30,000	29,486
321 HENDERSON RECEIVABLES LLC HENDR_10-3A	12/15/2048	3.820	1,565	1,566	1,603
KENTUCKY HIGHER EDUCATION STUDENT LOAN KHESL_13-2	9/1/2028	1.028	10,632	10,357	10,415
NEW RESIDENTIAL ADVANCE RECEIVABLES TRUST ADVANCE 15-T3	11/15/2046	2.540	10,000	10,000	9,984
NAVITAS EQUIPMENT RECEIVABLES LLC NVTAS_13-1	11/15/2016	1.950	626	626	625
NORTHSTAR EDUCATION FINANCE INC NEF_04-2	7/30/2018	0.493	7,385	7,355	7,301
OAK HILL CREDIT PARTNERS OAKC_13-8A	4/20/2025	1.437	20,000	20,000	19,600
OCWEN MASTER ADVANCE RECEIVABLES TRUST OMART_15-T2	11/15/2046	2.532	10,000	10,000	9,999
PENNSYLVANIA HIGHER EDUCATION ASSISTANCE AGENCY 13-1A	11/25/2036	0.721	4,897	4,788	4,741
RACE POINT CLO LTD RACEP_13-8A	2/20/2025	1.620	14,000	13,973	13,908
SLM STUDENT LOAN TRUST SLMA_06-3	7/25/2019	0.400	2,897	2,864	2,870
SLM STUDENT LOAN TRUST SLMA_06-4	10/27/2025	0.420	7,603	7,592	7,544
SLM PRIVATE CREDIT STUDENT LOAN TRUST 2003-A	9/15/2020	0.952	1,682	1,574	1,675
SLM PRIVATE CREDIT STUDENT LOAN TRUST SLMA_03-C	9/15/2020	0.902	874	860	856
SLM PRIVATE CREDIT STUDENT LOAN TRUST SLMA_05-B	3/15/2023	0.692	4,049	3,866	4,024
SLM STUDENT LOAN TRUST SLMA_11-2	11/25/2027	1.022	2,188	2,186	2,165
SLM STUDENT LOAN TRUST SLMA_12-B	10/15/2030	3.480	4,811	4,840	4,886
SLM STUDENT LOAN TRUST SLMA_12-3	12/26/2025	1.072	11,695	11,783	11,298
SPS SERVICER ADVANCE RECEIVABLES TRUST SPART_15-T3	7/15/2047	2.920	10,000	9,999	9,991
SVO VOI MORTGAGE CORP SVOVM_12-AA	9/20/2029	2.000	1,967	1,983	1,952
SCHOLAR FUNDING TRUST SCHOL_12-B	10/28/2025	0.822	1,745	1,743	1,741
SIERRA RECEIVABLES FUNDING COMPANY SRFC_12-3A	8/20/2029	1.870	4,186	4,196	4,175
SIERRA RECEIVABLES FUNDING COMPANY SRFC_11-1A	4/20/2026	3.350	736	736	736
SIERRA RECEIVABLES FUNDING COMPANY SRFC_12-1A	11/20/2028	2.840	950	950	957
SIERRA RECEIVABLES FUNDING COMPANY SRFC_13-2A	11/20/2025	2.280	1,801	1,801	1,799
SMALL BUSINESS ADMINISTRATION PARTICIPATION CERTS 02-20J	10/1/2022	4.750	588	593	616
TAL ADVANTAGE LLC TAL_13-1A	2/22/2038	2.830	2,705	2,712	2,690

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

U-HAUL S FLEET LLC UHAUL_10-BT1A	10/25/2023	4.899	5,452	5,452	5,556
WELK RESORTS LLC WLKRG_13-AA	3/15/2029	3.100	1,459	1,458	1,460
TOTAL ASSET BACKED SECURITIES				428,694	425,042

COMMERCIAL MORTGAGE BACKED SECURITIES
AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES
FANNIE MAE	1/1/2019	6.075	663	664	681
FANNIE MAE 06-M2 A2A	10/25/2032	5.271	8,862	9,400	8,966
GINNIE MAE A 10-161 AB	5/16/2035	2.110	1,470	1,476	1,476
GINNIE MAE 13-13	4/16/2046	1.700	7,116	6,806	6,769
GINNIE MAE 11-165 A	10/16/2037	2.194	15,853	15,980	15,777
GINNIE MAE A 13-141 A	6/16/2040	2.023	15,623	15,626	15,605
GINNIE MAE	6/16/2037	1.350	4,484	4,430	4,422
GINNIE MAE	6/16/2047	2.000	7,610	7,637	7,778
GINNIE MAE_14-70	4/16/2042	1.900	26,173	26,489	26,602
GINNIE MAE A 13-159 A	8/16/2038	1.794	12,459	12,372	12,442
GINNIE MAE 13-146 AH	8/16/2040	2.000	6,587	6,597	6,615
GINNIE MAE A	5/16/2038	2.250	12,540	12,593	12,578
GINNIE MAE_14-48	10/16/2041	1.900	14,335	14,490	14,586
GINNIE MAE_14-9	9/16/2041	2.500	7,688	7,872	7,777
GINNIE MAE	6/16/2048	2.361	7,853	8,068	8,219
GINNIE MAE 14-61	1/16/2044	2.205	9,003	9,023	9,016
GINNIE MAE A	12/16/2040	1.900	6,830	6,919	6,968
GINNIE MAE 14-143	3/16/2040	2.500	4,186	4,279	4,264
GINNIE MAE 14-143	3/16/2040	2.000	8,372	8,445	8,580
GINNIE MAE	4/16/2041	2.150	14,848	15,079	15,068
TOTAL AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES				194,245	194,189

NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES
CFCRE COMMERCIAL MORTAGE TRUST 11-C2	12/15/2047	3.061	22,018	22,081	22,193
COMM MORTGAGE TRUST COMM_13-THL	6/8/2030	1.276	4,757	4,755	4,729
COLONY MULTIFAMILY MORTGAGE TRUST COLNY_14-1	4/20/2050	2.543	5,020	5,019	5,000
DBUBS MORTGAGE TRUST DBUBS_11-LC1A	11/10/2046	3.742	3,607	3,626	3,614
DBUBS MORTGAGE TRUST DBUBS_11-LC2A	7/10/2044	3.527	2,739	2,753	2,829
GS MORTGAGE SECURITIES CORPORATION II GSMS_10-C2	12/10/2043	3.849	1,402	1,409	1,441
GS MORTGAGE SECURITIES CORPORATION II GSMS_11-GC5	8/10/2044	2.999	12,318	12,319	12,371
JP MORGAN CHASE COMMERCIAL MORTGAGE SEC CORP 07-CB19	2/12/2049	5.872	754	759	765
JP MORGAN CHASE COMMERCIAL MORTGAGE SEC CORP 10-C2	11/15/2043	2.749	470	470	471
JP MORGAN CHASE COMMERCIAL MORTGAGE SEC CORP 10-CNTR	8/5/2032	3.300	6,852	6,883	7,023
JP MORGAN CHASE COMMERCIAL MORTGAGE SEC CORP 11-C5	8/15/2046	3.149	4,009	4,009	4,039
JP MORGAN CHASE COMMERCIAL MORTGAGE SEC CORP 11-PLSD	11/13/2028	3.364	7,195	7,203	7,286
MORGAN STANLEY REREMIC TRUST MSRR_09-GG10	8/12/2045	5.794	14,917	15,516	15,324
MORGAN STANLEY CAPITAL I TRUST MSC_11-C3	7/15/2049	3.224	3,034	3,034	3,060
ORES NPL LLC ORES_14-LV3	3/27/2024	3.000	14,654	14,649	14,630

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

RIALTO REAL ESTATE FUND LP RIAL_14-LT5	5/15/2024	2.850	580	580	579
RIALTO REAL ESTATE FUND LP RIAL_15-LT7	12/25/2032	3.000	7,300	7,296	7,295
UBS-CITIGROUP COMMERCIAL MORTGAGE TRUST UBSC_11-C1	1/10/2045	3.187	9,000	9,059	9,236
VFC LLC VFCP_14-2	7/20/2030	2.750	700	700	700
VFC LLC VFCP_15-3	12/20/2031	2.750	2,599	2,597	2,597
TOTAL NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES				124,717	125,182
TOTAL COMMERCIAL MORTGAGE BACKED SECURITIES				318,962	319,371

CORPORATE DEBT SECURITIES
BANKING
WASHINGTON MUTUAL BANK HENDERSON	6/15/2011	—	1,500	—	3	c,d
TOTAL BANKING				—	3
BASIC INDUSTRY
EASTMAN CHEMICAL COMPANY	6/1/2017	2.400	8,425	8,444	8,471
LYONDELLBASELL INDUSTRIES NV	4/15/2019	5.000	29,615	31,926	31,504
VALE OVERSEAS LTD	1/23/2017	6.250	10,750	11,137	10,730
TOTAL BASIC INDUSTRY				51,507	50,705
CAPITAL GOODS
BAE SYSTEMS PLC	10/11/2016	3.500	4,300	4,379	4,362
GENERAL ELECTRIC CO	10/17/2016	3.350	25,000	25,342	25,482
GENERAL ELECTRIC CO	1/8/2016	1.000	4,000	4,000	4,000
L-3 COMMUNICATIONS HOLDINGS INC	11/15/2016	3.950	29,566	30,117	30,011
L-3 COMMUNICATIONS HOLDINGS INC	5/28/2017	1.500	8,500	8,483	8,395
LOCKHEED MARTIN CORPORATION	5/1/2016	7.650	22,000	22,479	22,488
NORDSON CORPORATION	7/26/2017	2.270	15,000	15,000	15,031
STERICYCLE INC	10/15/2017	3.890	800	827	824
WASTE MANAGEMENT INC	9/1/2016	2.600	11,954	11,989	12,037
TOTAL CAPITAL GOODS				122,616	122,630
COMMUNICATIONS
A&E TELEVISION NETWORKS LLC	8/22/2019	3.110	5,000	5,060	4,984
AT&T INC	8/15/2016	2.400	3,994	4,021	4,020
CROWN CASTLE INTERNATIONAL CORP	12/15/2017	2.381	9,000	9,024	9,010
DEUTSCHE TELEKOM AG	4/11/2016	3.125	10,000	10,016	10,056
ORANGE SA	9/14/2016	2.750	7,500	7,495	7,584
VERIZON COMMUNICATIONS INC	1/1/2022	5.650	3,604	3,694	3,733
SCRIPPS NETWORKS INTERACTIVE INC	12/15/2016	2.700	2,016	2,044	2,030
SCRIPPS NETWORKS INTERACTIVE INC	11/15/2019	2.750	30,752	30,997	30,248
VODAFONE GROUP PLC	2/27/2017	5.625	5,300	5,561	5,533
TOTAL COMMUNICATIONS				77,912	77,198
CONSUMER CYCLICAL
AUTOLIV INC	4/23/2019	2.840	5,000	5,000	4,978
BEST BUY CO INC	3/15/2016	3.750	10,000	9,990	10,036
CVS HEALTH CORP	6/1/2017	5.750	7,500	7,948	7,941
CABELAS INCORPORATED	8/4/2020	3.230	8,000	8,000	7,903

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

YUM! BRANDS INC.	4/15/2016	6.250	15,700	15,905	15,897
TOTAL CONSUMER CYCLICAL				46,843	46,755
CONSUMER NON CYCLICAL
ABBVIE INC	5/14/2018	1.800	34,500	34,484	34,341
ALLERGAN PLC	3/12/2018	2.350	10,000	10,028	10,010
ANHEUSER-BUSCH INBEV NV	1/17/2018	1.250	37,180	36,777	36,832
BECTON DICKINSON AND COMPANY	12/15/2019	2.675	24,067	24,317	24,198
CLOROX COMPANY	10/15/2017	5.950	22,560	24,288	24,220
CONAGRA FOODS INC	1/25/2018	1.900	19,375	19,411	19,268
DIAGEO PLC	5/11/2017	1.500	31,885	31,958	31,868
EXPRESS SCRIPTS HOLDING CO	5/15/2016	3.125	7,000	7,021	7,047
GENERAL MILLS INC	10/20/2017	1.400	30,000	29,997	29,852
INTERNATIONAL FLAVORS & FRAGRANCES INC	7/12/2016	6.140	4,000	4,094	4,085
KELLOGG COMPANY	5/30/2016	4.450	7,450	7,550	7,548
KELLOGG COMPANY	11/17/2016	1.875	5,000	5,036	5,033
MARS INC	10/11/2017	2.190	35,000	35,000	34,951
THE JM SMUCKER CO	3/15/2018	1.750	21,803	21,776	21,700
THE JM SMUCKER CO	3/15/2020	2.500	7,500	7,480	7,447
SODEXO SA	3/4/2019	2.710	10,000	10,000	10,003
TYSON 2009 FAMILY TRUST	8/15/2019	2.650	38,879	39,150	38,901
MARS INC	10/21/2016	1.400	15,960	15,995	15,944
MARS INC	10/20/2017	2.000	7,746	7,824	7,759
ESSILOR INTERNATIONAL (COMPAGNIE GENERALE DOPTIQUE)	3/15/2017	2.650	7,500	7,500	7,559
ESSILOR INTERNATIONAL (COMPAGNIE GENERALE DOPTIQUE)	5/4/2017	1.840	15,000	15,011	14,970
TOTAL CONSUMER NON CYCLICAL				394,697	393,536
ELECTRIC
AMERICAN ELECTRIC POWER COMPANY INC	4/30/2019	2.610	8,000	8,000	7,552
AMERICAN ELECTRIC POWER COMPANY INC	12/15/2017	1.650	7,724	7,734	7,667
PINNACLE WEST CAPITAL CORPORATION	8/1/2016	6.250	1,505	1,549	1,544
CENTERPOINT ENERGY INC	2/1/2017	5.950	19,910	20,884	20,772
DTE ENERGY COMPANY	6/1/2016	6.350	1,260	1,282	1,287
DOMINION RESOURCES INC/VA	9/15/2017	1.400	2,480	2,478	2,455
DOMINION RESOURCES INC/VA	3/15/2017	1.250	5,485	5,474	5,451
DOMINION RESOURCES INC/VA	6/15/2018	1.900	13,810	13,809	13,677
DUKE ENERGY CORP	8/15/2017	1.625	9,365	9,398	9,352
ELECTRIC TRANSMISSION TEXAS LLC	6/28/2018	3.690	25,000	25,833	25,542
BERKSHIRE HATHAWAY INC	3/15/2016	5.950	11,000	11,094	11,106
NEXTERA ENERGY INC	6/1/2017	1.586	5,770	5,769	5,749
NEXTERA ENERGY INC	9/1/2017	2.056	20,000	20,055	20,019
EVERSOURCE ENERGY	5/1/2018	1.450	18,830	18,655	18,523
EVERSOURCE ENERGY	1/15/2018	1.600	8,025	8,021	7,940
XCEL ENERGY INC	8/15/2020	2.200	14,835	14,806	14,733
TEXAS ENERGY FUTURE HOLDINGS LP	9/30/2017	5.000	3,795	4,013	3,979
TEXAS ENERGY FUTURE HOLDINGS LP	6/1/2019	2.150	13,335	13,432	13,120

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

PG&E CORPORATION	3/1/2019	2.400	30,422	30,680	30,357
PPL CORPORATION	6/1/2018	1.900	17,801	17,804	17,634
TRANSALTA CORPORATION	6/3/2017	1.900	27,905	27,948	27,101
DOMINION RESOURCES INC/VA	1/15/2016	5.400	1,500	1,503	1,502
WEC ENERGY GROUP INC	6/15/2018	1.650	9,225	9,213	9,145
XCEL ENERGY INC	5/9/2016	0.750	6,029	6,029	6,024
XCEL ENERGY INC	6/1/2017	1.200	7,000	6,996	6,964
TOTAL ELECTRIC				292,459	289,195
ENERGY
ANADARKO PETROLEUM CORPORATION	9/15/2016	5.950	19,681	20,243	20,223
BP PLC	3/11/2016	3.200	10,710	10,763	10,762
CANADIAN NATURAL RESOURCES LIMITED	8/15/2016	6.000	3,145	3,243	3,228
CANADIAN NATURAL RESOURCES LIMITED	5/15/2017	5.700	29,200	30,727	29,824
CHEVRON CORP	11/16/2018	1.790	25,000	25,000	24,774
COLUMBIA PIPELINE GROUP INC	6/1/2018	2.450	20,500	20,615	20,043
ENTERPRISE PRODUCTS PARTNERS LP	10/15/2019	2.550	14,500	14,589	13,901
HESS CORPORATION	6/15/2017	1.300	1,825	1,817	1,786
BERKSHIRE HATHAWAY INC	4/30/2018	4.893	8,661	9,125	9,005
MARATHON PETROLEUM CORP	3/1/2016	3.500	15,328	15,395	15,371
NOBLE CORPORATION PLC	3/1/2016	3.050	26,651	26,716	26,651
NOBLE CORPORATION PLC	3/15/2017	2.500	5,000	5,036	4,717
WILLIAMS COMPANIES INC	6/15/2016	7.000	6,780	6,927	6,959
ENERGY TRANSFER PARTNERS LP	11/1/2017	6.200	10,000	10,754	10,648
PHILLIPS 66	5/1/2017	2.950	17,360	17,749	17,596
KINDER MORGAN INC	4/1/2017	5.900	3,296	3,474	3,352
MSIP - SSCC HOLDINGS LLC	6/1/2016	6.000	9,449	9,580	9,542
TRANSCANADA CORPORATION	11/9/2017	1.625	33,500	33,487	33,225
WILLIAMS COMPANIES INC	4/15/2016	6.400	649	655	657
TOTAL ENERGY				265,895	262,264
NATURAL GAS
CENTERPOINT ENERGY INC	11/1/2017	6.125	7,787	8,429	8,379
CENTERPOINT ENERGY INC	5/1/2016	6.150	1,395	1,419	1,416
SEMPRA ENERGY	4/1/2017	2.300	29,735	30,061	29,908
SEMPRA ENERGY	3/15/2020	2.400	8,565	8,543	8,394
TOTAL NATURAL GAS				48,452	48,097
REITS
RREEF AMERICA REIT II INC	6/13/2017	5.160	23,000	24,147	23,837
TOTAL REITS				24,147	23,837
TECHNOLOGY
CISCO SYSTEMS INC	6/15/2018	1.650	20,000	19,997	20,084
HEWLETT PACKARD ENTERPRISE CO	10/5/2018	2.850	10,000	10,000	9,994
SAP SE	10/14/2017	2.950	3,000	3,049	3,038

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

SAP SE	6/1/2016	2.770	15,000	15,087	15,067
SAP SE	11/15/2017	2.130	10,000	10,000	9,976
TOTAL TECHNOLOGY				58,133	58,159
TRANSPORTATION
ENTERPRISE HOLDINGS INC	10/15/2017	6.375	17,998	19,441	19,320
ENTERPRISE HOLDINGS INC	3/15/2017	2.750	3,694	3,753	3,739
ENTERPRISE HOLDINGS INC	11/1/2018	2.800	8,395	8,555	8,469
UNION PACIFIC CORPORATION	2/1/2016	7.000	12,500	12,557	12,558
TOTAL TRANSPORTATION				44,306	44,086
TOTAL CORPORATE DEBT SECURITIES				1,426,967	1,416,465

STRUCTURED SECURITIES
MERRILL LYNCH ELLIOTT & PAIGE	2/23/2010	2.209	11,000	—	—	c,d
TOTAL STRUCTURED SECURITIES				—	—
TOTAL FIXED MATURITIES				4,768,263	4,734,442

COMMON STOCKS
BUILDING PRODUCTS
CONTECH ENGINEERED SOLUTIONS LLC			13	296	548	d
TOTAL BUILDING PRODUCTS				296	548
CHEMICALS
LYONDELLBASELL INDUSTRIES NV			16	82	1,407
TOTAL CHEMICALS				82	1,407
CONGLOMERATES/DIVERSIFIED MFG
DAYCO LLC			10	115	351	d
TOTAL CONGLOMERATES/DIVERSIFIED MFG				115	351
ELECTRONIC/INFO/DATATECH
EAGLE TOPCO 2013 LTD. (HIBU GROUP)			210	—	—	d
TOTAL ELECTRONIC/INFO/DATATECH				—	—
FINANCE - OTHER
NPF XII INC NPF12_02-2			10,000	—	—	d
TOTAL FINANCE - OTHER				—	—
GAMING
AFFINITY GAMING LLC (HERBST GAMING)			9	87	126	d
TROPICANA CASINOS AND RESORTS INC			4	—	73	d
TOTAL GAMING				87	199
LEISURE
MGM HOLDINGS II INC			37	715	2,868	c,d
TOTAL LEISURE				715	2,868
MEDIA
TRIBUNE MEDIA COMPANY			13	576	434
CENGAGE LEARNING INC			4	128	83
MEDIANEWS GROUP INC			3	41	93	d
TOTAL MEDIA				745	610

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

METALS/MINING
ALERIS HOLDING CO			5	184	155	d
TOTAL METALS/MINING				184	155
PUBLISHING
TRIBUNE PUBLISHING CO			2	1	17
TOTAL PUBLISHING				1	17
TELECOMMUNICATIONS
HAWAIIAN TELCOM HOLDCO INC			3	48	82	c,d
TOTAL TELECOMMUNICATIONS				48	82
TOTAL COMMON STOCKS				2,273	6,237

SYNDICATED LOANS
BASIC INDUSTRY
CELANESE US HOLDINGS LLC	10/31/2018	2.493	699	699	699
HUNTSMAN CORP	4/19/2019	3.318	1,584	1,581	1,581
INEOS AG	12/15/2020	3.750	997	989	989
MINERALS TECHNOLOGIES INC.	5/10/2021	3.768	91	91	91
PQ HOLDINGS INC	8/7/2017	4.000	997	993	993
AXALTA COATING SYSTEMS US HOLDINGS INC	2/1/2020	3.750	951	948	948
NEXEO SOLUTIONS HOLDINGS LLC	9/8/2017	5.000	952	934	934
AI CHEM & CY SCA	10/3/2019	4.500	341	340	340
TRONOX LTD	3/19/2020	4.500	990	984	984
AI CHEM & CY SCA	10/3/2019	4.500	657	655	655
MACDERMID INCORPORATED	6/7/2020	5.500	997	991	991
FORTESCUE METALS GROUP LTD	6/30/2019	4.250	987	983	983
FLINT GROUP SA	9/7/2021	4.500	90	90	90
FLINT GROUP SA	9/7/2021	4.500	543	542	542
CHEMOURS COMPANY	5/12/2022	3.750	100	99	99
UNIVAR INC	7/1/2022	4.250	1,000	993	993
POLYONE CORPORATION	11/9/2022	3.750	125	124	124
TOTAL BASIC INDUSTRY				12,036	12,036
BROKERAGE
LPL FINANCIAL HOLDINGS INC	3/29/2019	3.250	732	726	726
TOTAL BROKERAGE				726	726
CAPITAL GOODS
ACCUDYNE INDUSTRIES BORROWER / ACCUDYNE INDUSTRIES LLC	12/13/2019	4.000	971	960	960
BERRY PLASTICS CORP	2/8/2020	3.500	987	975	975
TRANSDIGM INC	2/28/2020	3.750	880	877	877
COD INTERMEDIATE LLC	3/23/2018	4.000	726	726	726
CROSBY US ACQUISITION CORP	11/23/2020	4.000	987	985	985
PACKAGING HOLDINGS LTD	12/1/2018	4.500	970	969	969
EWT HOLDINGS III CORP	1/15/2021	4.750	997	997	997
BERRY PLASTICS GROUP INC	1/6/2021	3.750	2,024	2,001	2,001
WESCO AIRCRAFT HARDWARE CORP	2/28/2021	3.250	1,637	1,615	1,615

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FORSTMANN LITTLE & CO	5/6/2021	5.250	990	983	983
HUSKY INJECTION MOLDING SYSTEMS LTD	6/30/2021	4.250	1,000	988	988
BOE HOLDING CORP	8/14/2020	5.500	995	994	994
B/E AEROSPACE INC	12/16/2021	4.000	141	140	140
WASTE INDUSTRIES USA INC.	2/27/2020	4.250	249	248	248
NORTEK HOLDINGS INC	10/30/2020	3.500	997	988	988
PROLAMPAC INTERMEDIATE INC	8/18/2022	5.004	150	149	149
PROLAMPAC INTERMEDIATE INC	8/18/2022	5.750	200	195	195
TEREX CORPORATION	12/1/2022	4.500	200	196	196
TOTAL CAPITAL GOODS				14,986	14,986
COMMUNICATIONS
NIELSEN HOLDINGS PLC	4/15/2021	3.287	747	746	746
SONIFI SOLUTIONS INC	3/28/2018	6.750	324	283	283
TRIBUNE MEDIA COMPANY	12/27/2020	3.750	1,274	1,271	1,271
DEX MEDIA INC (DELAWARE)	12/30/2016	11.600	185	153	153
DEX MEDIA INC (DELAWARE)	12/31/2016	9.750	276	216	216
CEQUEL CORP	2/14/2019	3.500	997	995	995
ARRIS GROUP INC	4/17/2020	3.250	1,000	1,000	1,000
SALEM MEDIA GROUP INC	3/13/2020	4.500	1,000	996	996
CABLEVISION SYSTEMS CORPORATION	4/17/2020	2.732	736	728	728
CHARTER COMMUNICATIONS INC	1/3/2021	3.000	1,300	1,283	1,283
NATIONAL CINEMEDIA INC	11/26/2019	2.990	1,000	982	982
ENTRAVISION COMMUNICATIONS CORPORATION	5/31/2020	3.500	997	989	989
SINCLAIR BROADCAST GROUP INC	4/9/2020	3.000	990	977	977
MEDIA GENERAL INC	7/31/2020	4.000	984	980	980
SERAFINA SA	6/30/2019	3.750	1,000	988	988
WINDSTREAM HOLDINGS INC	8/8/2019	3.500	990	980	980
SOUTHWIRE CO	2/10/2021	3.004	990	978	978
MEDIACOM COMMUNICATIONS CORPORATION	3/31/2018	2.900	997	988	988
BROADCASTING MEDIA PARTNERS INC	3/1/2020	4.000	995	987	987
HIBU PLC (YELL FINANCE)	3/3/2019	5.586	134	113	113
HIBU PLC (YELL FINANCE)	3/1/2024	—	549	—	—	d
HIBU PLC (YELL FINANCE)	3/3/2019	—	14	—	—	d
HUBBARD RADIO LLC	5/27/2022	4.250	215	214	214
CABLEVISION SYSTEMS CORPORATION	10/10/2022	5.000	400	394	394
DEUTSCHE TELEKOM AG (T-MOBILE)	11/9/2022	3.500	1,000	997	997
TOTAL COMMUNICATIONS				18,238	18,238
CONSUMER CYCLICAL
ALLISON TRANSMISSION INC	8/23/2019	3.500	997	996	996
CREATIVE ARTISTS AGENCY LLC	12/17/2021	5.504	697	696	696
DOLLAR TREE INC	7/6/2022	3.500	370	370	370
BH HOTELS HOLDCO LLC	10/26/2020	3.500	977	973	973
NM MARIPOSA HOLDINGS INC	10/25/2020	4.250	997	987	987
PENN NATIONAL GAMING INC	10/30/2020	3.250	987	983	983

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

ARGOS HOLDINGS INC	3/11/2022	4.250	997	997	997
REGAL ENTERTAINMENT GROUP	4/1/2022	3.750	990	985	985
MICHAELS COMPANIES INC	1/28/2020	3.750	997	995	995
PETCO ANIMAL SUPPLIES INC	11/24/2017	4.000	997	992	992
SABRE HOLDINGS CORPORATION	2/19/2019	4.000	998	996	996
ZUFFA LLC	2/25/2020	3.750	997	989	989
SABRE HOLDINGS CORPORATION	9/28/2020	4.000	1,000	998	998
LAS VEGAS SANDS CORP	12/19/2020	3.250	550	540	540
FIAT CHRYSLER AUTOMOBILES NV	12/31/2018	3.250	997	994	994
GATES GLOBAL LLC	7/6/2021	4.250	997	970	970
SERVICEMASTER GLOBAL HOLDINGS INC	7/1/2021	4.250	997	993	993
RESTAURANT BRANDS INTERNATIONAL INC	12/10/2021	3.750	997	996	996
BASS PRO GROUP LLC	6/5/2020	4.000	149	149	149
KKR & CO LP	7/1/2022	5.000	1,013	1,010	1,010
SIX FLAGS ENTERTAINMENT CORP	6/30/2022	3.501	200	199	199
HUDSONS BAY CO	9/30/2022	4.750	69	69	69
WANDA AMERICA INVESTMENT HOLDING CO LTD	12/15/2022	4.000	997	996	996
TOTAL CONSUMER CYCLICAL				18,873	18,873
CONSUMER NON CYCLICAL
JARDEN CORP	7/20/2022	2.982	1,000	998	998
PRESTIGE BRANDS HOLDINGS INC	9/3/2021	3.500	974	970	970
ARAMARK	7/26/2016	3.926	22	22	22
ARAMARK	7/26/2016	3.926	12	12	12
ADVENT INTERNATIONAL CORP	10/1/2019	4.250	1,000	998	998
PINNACLE FOODS INC	4/29/2020	3.000	1,000	997	997
HCA HOLDINGS INC	5/1/2018	3.077	1,160	1,159	1,159
USF HOLDING CORP	3/31/2019	4.500	1,485	1,479	1,479
JBS SA	9/18/2020	3.750	990	978	978
JARDEN CORP	9/30/2020	2.982	207	207	207
ARAMARK	2/24/2021	3.250	736	733	733
MALLINCKRODT PLC	3/19/2021	3.250	987	986	986
GRIFOLS SA	2/27/2021	3.232	987	983	983
CATALENT INC	5/20/2021	4.250	670	666	666
VARSITY BRANDS INC	12/11/2021	5.000	124	123	123
VALEANT PHARMACEUTICALS INTERNATIONAL INC	3/16/2022	4.000	995	989	989
ROYALTY PHARMA INVESTMENTS	11/9/2020	3.500	373	373	373
ENDO INTERNATIONAL PLC	9/26/2022	3.750	125	124	124
THL PC TOPCO LP	8/5/2022	4.250	200	200	200
JAGUAR HOLDING COMPANY I (PHARMACEUTICAL PRODUCT DEV)	8/18/2022	4.250	998	993	993
TEAM HEALTH HOLDINGS INC	11/30/2022	4.500	250	246	246
TOTAL CONSUMER NON CYCLICAL				14,236	14,236
ELECTRIC
TEXAS ENERGY FUTURE HOLDINGS LP	6/30/2016	—	1,883	1,859	1,859	d
WINDSOR FINANCING LLC	12/5/2017	6.250	949	956	956

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
As of December 31, 2015
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

DYNEGY INC	4/23/2020	4.000	997	992	992
NEXTERA ENERGY INC (LA FRONTERA)	9/30/2020	4.500	705	696	696
VIVA ALAMO LLC	2/22/2021	5.250	272	269	269
CALPINE CORP	10/22/2020	4.000	990	982	982
ASTORIA PROJECT PARTNERS	12/24/2021	5.000	240	237	237
TOTAL ELECTRIC				5,991	5,991
ENERGY
RHODE ISLAND STATE ENERGY CENTER	11/23/2022	5.750	200	197	197
TOTAL ENERGY				197	197
INSURANCE
HOCKEY PARENT HOLDINGS LP	10/2/2020	4.000	997	985	985
NEW ASURION CORPORATION	8/4/2022	5.000	299	298	298
TOTAL INSURANCE				1,283	1,283
OTHER INDUSTRY
BELDEN INC	10/3/2020	3.250	987	987	987
MUELLER WATER PRODUCTS INC	11/24/2021	4.000	997	997	997
TOTAL OTHER INDUSTRY				1,984	1,984
OTHER UTILITY
LS POWER DEVELOPMENT LLC	11/9/2020	5.000	950	946	946
TOTAL OTHER UTILITY				946	946
OTHER REIT
DTZ INVESTMENT HOLDINGS LP	11/4/2021	4.252	1,222	1,213	1,213
TOTAL OTHER REIT				1,213	1,213
TECHNOLOGY
NEW OMAHA HOLDINGS LP	7/8/2022	4.168	1,000	998	998
SCIENCE APPLICATIONS INTERNATIONAL CORP	5/4/2022	3.750	1,103	1,101	1,101
DENALI HOLDING INC	10/29/2018	4.000	786	786	786
MICROSEMI CORPORATION	2/19/2020	3.250	887	879	879
AVAGO TECHNOLOGIES LTD	5/6/2021	3.750	856	856	856
TTM TECHNOLOGIES INC	5/31/2021	6.000	100	97	97
CSRA INC	11/28/2022	3.750	200	199	199
NXP SEMICONDUCTORS NV	11/30/2020	3.750	325	323	323
AVAGO TECHNOLOGIES LTD	12/1/2022	4.250	900	891	891
MICROSEMI CORPORATION	1/17/2023	5.250	325	315	315
TOTAL TECHNOLOGY				6,445	6,445
TRANSPORTATION
AMERICAN AIRLINES GROUP INC	6/27/2020	3.250	992	989	989
HERTZ GLOBAL HOLDINGS INC	3/11/2018	3.000	987	977	977
DELTA AIR LINES INC	10/18/2018	3.250	990	978	978
TOTAL TRANSPORTATION				2,944	2,944
TOTAL SYNDICATED LOANS BEFORE ALLOWANCE FOR LOAN LOSSES				100,098	100,098
ALLOWANCE FOR LOAN LOSSES				(1,623)	(1,623)
TOTAL SYNDICATED LOANS - NET				98,475	98,475

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

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages
As of December 31, 2016
(in thousands)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages						Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held at end of period (e)
Loan No.	Description (a)	Property Location		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

Other - liens on:
Apartment and business:
Over $500:
	121047195	Pharr	TX	1	$—	$1,175	$1,175	$—	$—	$3	3.530%
	121047196	Pharr	TX	1	—	2,628	2,628	—	—	8	3.530
	121047197	Alamo	TX	1	—	602	602	—	—	2	3.530
	121047210	West Haven	CT	1	—	4,700	4,700	—	—	—	3.600
	121047262	Fargo	ND	1	—	6,147	6,147	—	—	28	5.440
	121047343	Durham	NC	1	—	1,550	1,550	—	—	5	4.000
	121047364	Kansas City	KS	1	—	1,106	1,106	—	—	3	3.110
	121047377	Cookville	TN	1	—	1,868	1,868	—	—	5	3.500
	121087245	Southport	CT	1	—	2,724	2,724	—	—	13	5.750
	121087290	Doraville	GA	1	—	1,193	1,193	—	—	6	5.770
	121087313	Orchard Park	NY	1	—	2,885	2,885	—	—	10	4.050
	121087327	Marietta	GA	1	—	1,877	1,877	—	—	5	3.410
	121087344	Norcross	GA	1	—	1,680	1,680	—	—	5	3.380
	121087345	Henderson	NV	1	—	4,955	4,955	—	—	19	4.500
	121087347	Lawrenceville	GA	1	—	863	863	—	—	3	4.650
	121087349	Carlsbad	CA	1	—	1,859	1,859	—	—	5	3.000
	121087351	Gardena	CA	1	—	1,044	1,044	—	—	4	4.450
	121087353	Beaverton	OR	1	—	514	514	—	—	2	4.450
	121087355	Oregon City	OR	1	—	1,104	1,104	—	—	3	3.460
	121087358	Philadelphia	PA	1	—	4,100	4,100	—	—	12	3.450
	121087359	Apex	NC	1	—	692	692	—	—	2	3.520
	121087360	Sun City Center	FL	1	—	4,193	4,193	—	—	12	3.300
	121087361	Oswego	OR	1	—	2,984	2,984	—	—	9	3.480
	121087362	Atlanta	GA	1	—	2,099	2,099	—	—	6	3.580
	121087365	Fairfax	VA	1	—	1,872	1,872	—	—	6	3.610
	121087366	Murray	UT	1	—	895	895	—	—	—	3.310
	121087367	Port Richey	FL	1	—	3,123	3,123	—	—	9	3.590
	121087368	Norwich	NY	1	—	1,010	1,010	—	—	3	3.170
	121087369	Ackworth	GA	1	—	1,509	1,509	—	—	4	3.290
	121087370	La Jolla	CA	1	—	941	941	—	—	3	3.260
	121087371	Bulverde	TX	1	—	1,220	1,220	—	—	3	3.000
	121087372	Brea	CA	1	—	3,098	3,098	—	—	8	2.940
	121087373	Dekalb	GA	1	—	1,271	1,271	—	—	3	3.220
	121087374	Fort Payne	AL	1	—	1,739	1,739	—	—	5	3.210
	121087375	Florence	KY	1	—	1,901	1,901	—	—	5	3.040
	121087376	Sterling Heights	MI	1	—	3,043	3,043	—	—	9	3.620
	121087378	Pittsburgh	PA	1	—	2,886	2,886	—	—	9	3.690
	121087379	Euless	TX	1	—	1,549	1,549	—	—	4	3.700
	121087380	Virginia Beach	VA	1	—	1,925	1,925	—	—	4	3.400
	121087381	San Diego	CA	1	—	4,967	4,967	—	—	13	3.130
Total Other				40	—	87,491	87,491	—	—	258	3.763
Unallocated Reserve for Losses						2,341
Total First Mortgage Loans on Real Estate				40	$—	$85,150	$87,491	$—	$—	$258	3.763%

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages (continued)
As of December 31, 2016
(in thousands)

Part 3 - Location of mortgaged properties				Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed
State in which mortgaged property is located		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

Alabama	AL	1	$—	$1,739	$1,739	$—	$—
California	CA	5	—	11,911	11,911	—	—
Connecticut	CT	2	—	7,424	7,424	—	—
Florida	FL	2	—	7,316	7,316	—	—
Georgia	GA	7	—	10,491	10,491	—	—
Kansas	KS	1	—	1,106	1,106	—	—
Kentucky	KY	1	—	1,901	1,901	—	—
Michigan	MI	1	—	3,043	3,043	—	—
North Carolina	NC	2	—	2,242	2,242	—	—
North Dakota	ND	1	—	6,147	6,147	—	—
Nevada	NV	1	—	4,955	4,955	—	—
New York	NY	2	—	3,895	3,895	—	—
Oregon	OR	3	—	4,601	4,601	—	—
Pennsylvania	PA	2	—	6,986	6,986	—	—
Tennessee	TN	1	—	1,868	1,868	—	—
Texas	TX	5	—	7,174	7,174	—	—
Utah	UT	1	—	895	895	—	—
Virginia	VA	2	—	3,797	3,797	—	—
Total		40	—	87,491	87,491	—	—
Unallocated Reserve for Losses				2,341
Total		40	$—	$85,150	$87,491	$—	$—
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
(e) Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense.  In lieu thereof, the average gross interest rates (exclusive of amortization of discounts and premiums) on mortgage loans held at December 31, 2016 are shown by type and class of loan.

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages
As of December 31, 2015
(in thousands)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages						Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held at end of period (e)
Loan No.	Description (a)	Property Location		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

Other - liens on:
Apartment and business:
Over $500:
	121047195	Pharr	TX	1	$—	$1,333	$1,333	$—	$—	$4	3.530%
	121047196	Pharr	TX	1	—	2,981	2,981	—	—	9	3.530
	121047197	Alamo	TX	1	—	683	683	—	—	2	3.530
	121047210	West Haven	CT	1	—	4,715	4,715	—	—	17	4.250
	121047215	Urbandale	IA	1	—	903	903	—	—	3	3.750
	121047216	Urbandale	IA	1	—	711	711	—	—	2	3.750
	121047262	Fargo	ND	1	—	6,628	6,628	—	—	30	5.440
	121047343	Durham	NC	1	—	1,663	1,663	—	—	6	4.000
	121047364	Kansas City	KS	1	—	1,143	1,143	—	—	3	3.110
	121047377	Cookville	TN	1	—	2,100	2,100	—	—	6	3.500
	121087245	Southport	CT	1	—	2,829	2,829	—	—	14	5.750
	121087268	Sebring	FL	1	—	6,799	6,799	—	—	34	6.000
	121087290	Doraville	GA	1	—	1,369	1,369	—	—	7	5.770
	121087313	Orchard Park	NY	1	—	2,532	2,532	—	—	12	5.460
	121087327	Marietta	GA	1	—	1,937	1,937	—	—	6	3.410
	121087344	Norcross	GA	1	—	1,746	1,746	—	—	5	3.380
	121087345	Henderson	NV	1	—	5,320	5,320	—	—	20	4.500
	121087347	Lawrenceville	GA	1	—	1,031	1,031	—	—	4	4.650
	121087349	Carlsbad	CA	1	—	1,928	1,928	—	—	5	3.000
	121087350	Norwalk	CA	1	—	4,034	4,034	—	—	—	4.670
	121087351	Gardena	CA	1	—	1,241	1,241	—	—	5	4.450
	121087353	Beaverton	OR	1	—	612	612	—	—	2	4.450
	121087354	San Diego	CA	1	—	7,836	7,836	—	—	20	3.000
	121087355	Oregon City	OR	1	—	1,346	1,346	—	—	4	3.460
	121087358	Philadelphia	PA	1	—	2,324	2,324	—	—	7	3.590
	121087359	Apex	NC	1	—	808	808	—	—	2	3.520
	121087360	Sun City Center	FL	1	—	4,175	4,175	—	—	15	4.350
	121087361	Oswego	OR	1	—	3,452	3,452	—	—	10	3.480
	121087362	Atlanta	GA	1	—	2,197	2,197	—	—	7	3.580
	121087365	Fairfax	VA	1	—	1,931	1,931	—	—	6	3.610
	121087366	Murray	UT	1	—	1,027	1,027	—	—	—	3.310
	121087367	Port Richey	FL	1	—	3,334	3,334	—	—	10	3.590
	121087368	Norwich	NY	1	—	1,622	1,622	—	—	4	3.170
	121087369	Ackworth	GA	1	—	1,578	1,578	—	—	4	3.290
	121087370	La Jolla	CA	1	—	1,100	1,100	—	—	3	3.260
	121087371	Bulverde	TX	1	—	1,381	1,381	—	—	3	3.000
	121087372	Brea	CA	1	—	3,167	3,167	—	—	8	2.940
	121087373	Dekalb	GA	1	—	1,403	1,403	—	—	4	3.220
	121087374	Fort Payne	AL	1	—	1,914	1,914	—	—	4	3.210

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages (continued)
As of December 31, 2015
(in thousands)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages						Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held at end of period (e)
Loan No.	Description (a)	Property Location		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

	121087375	Florence	KY	1	—	2,092	2,092	—	—	4	3.040
	121087376	Sterling Heights	MI	1	—	3,326	3,326	—	—	9	3.620
Total Other				41	—	100,251	100,251	—	—	320	4.054
Unallocated Reserve for Losses						2,341
Total First Mortgage Loans on Real Estate				41	$—	$97,910	$100,251	$—	$—	$320	4.054%

Part 3 - Location of mortgaged properties				Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed
State in which mortgaged property is located		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

Alabama	AL	1	$—	$1,914	$1,914	$—	$—
California	CA	6	—	19,306	19,306	—	—
Connecticut	CT	2	—	7,544	7,544	—	—
Florida	FL	3	—	14,308	14,308	—	—
Georgia	GA	7	—	11,261	11,261	—	—
Iowa	IA	2	—	1,614	1,614	—	—
Kansas	KS	1	—	1,143	1,143	—	—
Kentucky	KY	1	—	2,092	2,092	—	—
Michigan	MI	1	—	3,326	3,326	—	—
North Carolina	NC	2	—	2,471	2,471	—	—
North Dakota	ND	1	—	6,628	6,628	—	—
Nevada	NV	1	—	5,320	5,320	—	—
New York	NY	2	—	4,154	4,154	—	—
Oregon	OR	3	—	5,410	5,410	—	—
Pennsylvania	PA	1	—	2,324	2,324	—	—
Tennessee	TN	1	—	2,100	2,100	—	—
Texas	TX	4	—	6,378	6,378	—	—
Utah	UT	1	—	1,027	1,027	—	—
Virginia	VA	1	—	1,931	1,931	—	—
Total		41	—	100,251	100,251	—	—
Unallocated Reserve for Losses				2,341
Total		41	$—	$97,910	$100,251	$—	$—
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
(e) Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense.  In lieu thereof, the average gross interest rates (exclusive of amortization of discounts and premiums) on mortgage loans held at December 31, 2015 are shown by type and class of loan.

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages
Years Ended December 31, 2016, 2015 and 2014
(in thousands)

The average gross interest rates on mortgage loans held at December 31, 2016, 2015 and 2014 are summarized as follows:

	2016	2015	2014
Combined average	3.763%	4.054%	4.275%

(g)  Following is a reconciliation of the carrying amount of mortgage loans for the years ended December 31, 2016, 2015 and 2014.

	2016	2015	2014

Balance at beginning of period	$97,910	$94,632	$115,871
Deductions during period:
Collections of principal	26,924	13,208	22,788
Purchases and fundings	(14,164)	(16,486)	(1,549)
Transfers	—	—	—
Total deductions	12,760	(3,278)	21,239
Balance at end of period	$85,150	$97,910	$94,632
(h)  The aggregate cost of mortgage loans for federal income tax purposes at December 31, 2016 was $87,491.
(i)  At December 31, 2016, an unallocated reserve for loss on first mortgage loans of $2,341 is recorded.

Ameriprise Certificate Company
Schedule V — Qualified Assets on Deposit
As of December 31, 2016 and 2015
(in thousands)

	December 31, 2016
	Investment Securities
Name of Depositary	Bonds and Notes (a)	Stocks (b)	Mortgage Loans (c)	Other (d)	Total

Deposits with states or their depositories to meet requirements of statutes and agreements:
Illinois - Secretary of State of Illinois	$50	$—	$—	$—	$50
New Jersey - Commissioner of Banking and Insurance of New Jersey	53	—	—	—	53
Pennsylvania - Treasurer of the State of Pennsylvania	159	—	—	—	159
Texas - Treasurer of the State of Texas	100	—	—	—	100
Total State Deposits to meet requirements of statutes and agreements	362	—	—	—	362
Total Central Depository - Ameriprise Trust Company	6,077,080	6,609	85,150	81,697	6,250,536
Total Deposits	$6,077,442	$6,609	$85,150	$81,697	$6,250,898
Notes:
(a)  Represents amortized cost of bonds, notes and cash equivalents.
(b)  Represents fair value of common stocks.
(c)  Represents unpaid principal balance of mortgage loans less unamortized discounts and reserve for losses.
(d)  Represents cost of syndicated loans and payable for investment securities purchased.

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
(d)  Represents cost of syndicated loans and payable for investment securities purchased.

Ameriprise Certificate Company
Schedule VI — Certificate Reserves
Year Ended December 31, 2016
(in thousands)

Part 1 - Summary of Changes

Description			December 31, 2016
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
Installment certificates:
Reserves to mature:
IC-I-EMP		1	$6	$13	$—	$—	$—	$(13)	$—	$—	—	$—	$—
Inst I95		1,529	—	13,515	—	3,747	66	(1,118)	(4,306)		1,290	—	11,904
Inst-E		10	—	137	—	39	1		(35)		11	—	142
RP-Q-Installment		1	6	4	—	—	—	—	—	—	1	6	4
RP-Q-Flexible Payment		1	12	11	—	—	—	—	—	—	1	12	11
RP-Q-Ins		2	12	2	—	—	—	—	—	—	2	12	2
Inst-R		232	41,317	1,395	—	215	7	(43)	(342)	—	203	35,358	1,232
Inst-R-E		2	2,058	122	—	53	1	—	(2)	—	1	2,052	174
Total		1,778	43,411	15,199	—	4,054	75	(1,174)	(4,685)	—	1,509	37,440	13,469
Additional credits and accrued interest thereon:
Inst I95		—	—	—	66	—	—	—	—	(66)	—	—	—
Inst-E		—	—	—	1	—	—	—	—	(1)	—	—	—
Inst-R		—	—	—	7	—	—	—	—	(7)	—	—	—
Inst-R-E		—	—	—	1	—	—	—	—	(1)	—	—	—
Total		—	—	—	75	—	—	—	—	(75)	—	—	—
Res for accrued 3rd year 2113 - Install-ment Prod only.		—	—	5	—	(2)	—	—	—	—	—	—	3
Total		—	—	5	—	(2)	—	—	—	—	—	—	3
Total Installment Certificates		1,778	43,411	15,204	75	4,052	75	(1,174)	(4,685)	(75)	1,509	37,440	13,472
Single Pay - Non Qualified Certificates
Single-Payment certificates:
IC-2-84 0 115, 116, 117, 118, 119	3.5	1	2	2	—	—	—	—	(2)	—	—	—	—
IC-2-85 -120,121, 122, 123, 124, 125, 126, 127, 128, 129, 130	3.5	1	14	14	—	—	—	—	(14)	—	—	—	—
IC-Flexible Savings (Variable Term) - 165		64,224	1,551,554	1,607,607	—	1,088,398	17,077	(2,809)	(660,445)	—	71,492	1,991,401	2,049,828
IC-Stepup - 190		145	4,412	4,423	—	6,576	87	—	(44)	—	315	10,947	11,042
IC-Flexible Savings Emp (VT) - 166		24	348	404	—	—	2	(52)	(258)	—	8	66	96
Cash Reserve Variable PMT-3mo. - 662		45,755	1,600,119	1,605,541	—	1,914,124	4,877	(1,650)	(1,699,178)	—	54,990	1,817,728	1,823,714
IC-Stock Market - 180		17,348	142,750	157,395	—	612	931	(2,773)	(33,363)	—	14,130	110,851	122,802
IC-MSC - 181		10,741	203,532	226,367	—	6,871	1,391	—	(32,318)	—	9,601	181,526	202,311
IC-Stock1 - 210		1,366	19,660	19,660	—	38,080	210	—	(8,145)	—	4,006	49,670	49,805
IC-Stock2 - 220		263	4,715	4,715	—	8,869	—	—	(307)	—	721	13,276	13,277
IC-Stock3 - 230		285	6,943	6,943	—	9,324	—	—	(268)	—	819	15,998	15,999
Total		140,153	3,534,049	3,633,071	—	3,072,854	24,575	(7,284)	(2,434,342)	—	156,082	4,191,463	4,288,874
Additional credits and accrued interest thereon:
IC-2-84		—	—	1	—	—	—	—	(1)	—	—	—	—
IC-Flexible Savings		—	—	571	17,748	—	—	—	(514)	(17,084)	—	—	721
IC-Preferred Investors		—	—	1	—	—	—	—	—	—	—	—	1
IC-Stepup - 190		—	—	2	93	—	—	—	(3)	(87)	—	—	5

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2016
(in thousands)

Part 1 - Summary of Changes

Description	December 31, 2016
	Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
IC-FS-EMP		—	—	1	2	—	—	—	(1)	(2)	—	—	—
Cash Reserve Variable Payment-3mo.		—	—	199	5,696	—	—	—	(789)	(4,879)	—	—	227
IC-Stk Mkt, 2004/16/31-4000/16		—	—	21	31	—	—	—	(1)	(32)	—	—	19
IC-Stock1 - 210		—	—	1	7	—	—	—	—	(4)	—	—	4
IC-Stock2 - 220		—	—	—	3	—	—	—	—	—	—	—	3
IC-Stock3 - 230		—	—	1	8	—	—	—	—	—	—	—	9
IC-MSC		—	—	11	41	—	—	—	—	(39)	—	—	13
Total		—	—	809	23,629	—	—	—	(1,309)	(22,127)	—	—	1,002
Accrued for additional credits to be allowed at next anniversaries:
SP 75		—	—	(1)	—	—	—	—	—	—	—	—	(1)
IC-Stock		—	—	478	2,368	—	—	—	(9)	(899)	—	—	1,938
IC-Stock1 - 210		—	—	78	879	—	—	—	—	(206)	—	—	751
IC-Stock2 - 220		—	—	60	374	—	—	—	—	—	—	—	434
IC-Stock3 - 230		—	—	130	815	—	—	—	—	—	—	—	945
IC-Market Strategy Certificate - Part Int 2019/2102/4061		—	—	624	3,580	—	—	—	(35)	(1,353)	—	—	2,816
Total		—	—	1,369	8,016	—	—	—	(44)	(2,458)	—	—	6,883
Total Single Pay - Non Qualified Certificates		140,153	3,534,049	3,635,249	31,645	3,072,854	24,575	(7,284)	(2,435,695)	(24,585)	156,082	4,191,463	4,296,759
R-Series Single Pay - Qualified Certificates
R-77 - 910	3.5	3	12	20	—	—	1	—	—	—	3	12	21
R-78 - 911	3.5	6	41	58	—	—	2	—	—	—	6	41	60
R-79 - 912	3.5	5	40	57	—	—	2	—	(1)	—	5	40	58
R-80 - 913	3.5	4	26	32	—	—	1	—	—	—	4	26	33
R-81 - 914	3.5	3	26	31	—	—	1	—	(1)	—	2	24	31
R-82A - 915	3.5	14	61	62	—	—	2	—	(13)	—	12	49	51
RP-Q - 916		45	60	176	—	—	1	—	(14)	—	39	55	163
R-II - 920	3.5	10	77	63	—	—	2	—	(1)	—	10	76	64
RP-Flexible Savings - 971		26,115	586,160	605,594	—	408,584	7,040	(238)	(206,144)	—	30,597	794,306	814,836
Cash Reserve RP-3 mo. - 972		13,780	422,566	423,599	—	695,111	1,488	(75)	(471,371)	—	19,090	647,314	648,752
RP-Flexible Savings Emp - 973		13	185	237	—	—	3	—	(12)	—	15	173	228
RP-Stock Market - 960		5,308	58,182	62,549	—	146	388	(418)	(12,729)	—	4,453	46,361	49,936
RP-Stepup - 940		100	3,078	3,087	—	3,343	55	—	(131)	—	215	6,295	6,354
RP-Stock1 - 941		529	8,975	8,975	—	17,026	101	—	(3,259)	—	1,626	22,787	22,843
RP-Stock2 - 942		117	2,477	2,477	—	5,566	—	—	(21)	—	443	8,022	8,022
RP-Stock3 - 943		184	3,763	3,763	—	6,626	—	—	(77)	—	558	10,312	10,312
Market Strategy Cert - 961		2,367	58,249	62,448	—	1,248	397	—	(9,456)	—	2,143	50,971	54,637
D-1 990-993		5	464	598	—	154	5	—	(10)	—	5	608	747
Total		48,608	1,144,442	1,173,826	—	1,137,804	9,489	(731)	(703,240)	—	59,226	1,587,472	1,617,148
Additional Interest on R-Series Single Payment Reserves:
R-77	3.5	—	—	2	1	—	—	—	—	(1)	—	—	2
R-78	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
R-79	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2016
(in thousands)

Part 1 - Summary of Changes

Description	December 31, 2016
	Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
R-80	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-81	3.5	—	—	1	1	—	—	—	—	(1)	—	—	1
R-82A	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
RP-Q		—	—	—	1	—	—	—	—	(1)	—	—	—
R-II		—	—	2	2	—	—	—	—	(2)	—	—	2
RP-Flexible Savings	3.5	—	—	211	7,209	—	—	—	(92)	(7,041)	—	—	287
RP-Stepup - 940		—	—	1	56	—	—	—	—	(55)	—	—	2
Cash Reserve RP-3 mo.		—	—	53	1,781	—	—	—	(266)	(1,488)	—	—	80
RP-Flexible Savings Emp		—	—	—	3	—	—	—	—	(3)	—	—	—
RP-Stock Market		—	—	8	11	—	—	—	—	(11)	—	—	8
RP-Stock1		—	—	—	3	—	—	—	—	(1)	—	—	2
RP-Stock2		—	—	—	1	—	—	—	—	—	—	—	1
RP-Stock3		—	—	—	2	—	—	—	—	—	—	—	2
Market Strategy Cert		—	—	9	18	—	—	—	—	(17)	—	—	10
D-1 - 400		8	7	—	6	—	—	—	(1)	(5)	8	7	—
Total		8	7	293	9,102	—	—	—	(359)	(8,633)	8	7	403
Accrued for additional credits to be allowed at next anniversaries
RP-Stock Market		—	—	181	971	—	—	—	—	(377)	—	—	775
RP-Stock1 - 941		—	—	31	415	—	—	—	(1)	(100)	—	—	345
RP-Stock2 - 942		—	—	37	220	—	—	—	—	—	—	—	257
RP-Stock3 - 943		—	—	71	580	—	—	—	—	—	—	—	651
Market Strategy Cert		—	—	165	971	—	—	—	(8)	(380)	—	—	748
Total		—	—	485	3,157	—	—	—	(9)	(857)	—	—	2,776
Total R-Series Single Pay - Qualified Certificates		48,616	1,144,449	1,174,604	12,259	1,137,804	9,489	(731)	(703,608)	(9,490)	59,234	1,587,479	1,620,327
Fully Paid Up Certificates
Paid-up certificates:
I-76 - 640	3.5	—	—	2	—	—	—	—	(1)	—	—	—	1
Total		—	—	2	—	—	—	—	(1)	—	—	—	1
Additional credits and accrued interest thereon:
I-76	3.5	4	2	1	—		—		—		2	1	1
Total		4	2	1	—		—		—		2	1	1
Total Fully Paid-up Certificates		4	2	3	—	—	—	—	(1)	—	2	1	2
Optional Settlement Certificates
Other series and conversions from Single Payment Certificates	2.5-3 - 3-3.5	—	—	9,580	279	—	2	(1,106)	(455)	—	—	—	8,300
Series R-II & RP-2-84 - 88 - Prod 921	3.5	—	—	34	1	—	—	(1)	(3)	—	—	—	31
Series R-Installment (Prod 980, 981,982)		—	—	2	—	—	—	—	—	—	—	—	2
Add'l credits and accrued int. thereon	2.5 - 3	—	—	245	6	—	1	(75)	(5)	(2)	—	—	170

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2016
(in thousands)

Part 1 - Summary of Changes

Description		December 31, 2016
Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
	No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
Accrued for additional credits to be allowed at next anniversaries	—	—	—	1	—	—	—	—	(1)	—	—	—
Total Optional Settlement	—	—	9,861	287	—	3	(1,182)	(463)	(3)	—	—	8,503
Due to unlocated cert holders	—	—	346	—	—	347	—	(1)	(340)	—	—	352
Total Certificate Reserves	190,551	$4,721,911	$4,835,267	$44,266	$4,214,710	$34,489	$(10,371)	$(3,144,453)	$(34,493)	216,827	$5,816,383	$5,939,415

Part 2 - Descriptions of Additions to Reserves Charged to Other Accounts and Deductions from Reserves Credited to other Accounts	Year Ended December 31, 2016
Additional credits on installment certificates and accrued interest thereon:
Other additions represent:
Transfers from maturities to extended maturities, additional credits/interest and advance payments	$75

Other deductions represent:
Transfers to reserves on a quarterly basis for Reserve Plus Flexible-Payment, IC-Q-Installment and R-Flexible-Payment	$75

Optional settlement certificates:
Other additions represent:
Transfers from installment certificate reserves (less surrender charges), optional settlement privileges	$1
Transfers from accruals for additional credits to be allowed at next anniversaries	2
$3
Other deductions represent:
Transfers to reserves for additional credits and accrued interest thereon	$3

Single-Payment certificates:
Other additions represent:
Flexible Savings	$17,077
Stepup	87
Flexible Savings-Emp	2
Cash Reserve-3mo	4,877
Stock Market	931
IC-Stock1	210
Market Strategy	1,391
RP-Q	1
Cash Reserve-RP-3mo	1,488
Flexible Savings-RP	7,041
Stepup-RP	55
Flexible Savings-RP-Emp	3
Stock Market-RP	388
RP-Stock1	101
Market Strategy-RP	397
Transfers from accruals at anniversaries maintained in a separate reserve account	16
$34,065

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2016
(in thousands)

Part 2 - Descriptions of Additions to Reserves Charged to Other Accounts and Deductions from Reserves Credited to other Accounts	Year Ended December 31, 2016
Other deductions represent:
Transfers to optional settlement reserves:
Single-Payment	$2,855
Transfers to reserves for additional credits and accrued interest thereon	(16)
Flexible Savings	17,089
Stepup	87
Flexible Savings-Emp	2
Cash Reserve-3mo	4,881
Stock Market	1
Stock1	34
Stock2	4
Market Strategy Cert	32
AEBI Stock Market	39
RP-Q	1
Cash Reserve-RP-3mo	1,488
Flexible Savings-RP	7,041
Stepup-RP	55
Flexible Savings-RP-Emp	3
Stock Market-RP	388
RP-Stock1	101
Transfers to Federal tax withholding	(10)
$34,075
Due to unlocated certificate holders:
Other additions represent:
Amounts equivalent to payments due certificates holders who could not be located	$347
Other deductions represent:
Payments to certificate holders credited to cash	$340

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2016
(in thousands)

Part 3 - Information Regarding Installment Certificates

MO’s Paid	Number of Accounts w/Certificate Holders		Amount of Maturity Value		Amount of Reserves		Deduction from Reserves Cash Surrenders Prior to Maturity Surrender	Other Deductions
	2015	2016	2015	2016	2015	2016	2016	2016

1-12	132	137	$2,713	$1,502	$562	$401	$2	$—
13-24	111	102	7,038	2,667	588	687	32	—
25-36	103	93	7,366	5,433	557	624	28	—
37-48	124	86	5,176	3,887	715	432	150	—
49-60	141	108	1,529	5,076	693	796	67	—
61-72	148	121	17,475	1,457	881	636	74	—
73-84	393	129	1,159	16,497	5,479	888	91	—
85-96	282	345	631	831	2,827	5,316	389	—
97-108	180	236	288	60	1,408	2,585	324	—
109-120	160	147	6	—	1,471	1,085	121	—
121-132	—	1	—	—	—	1	372	—
133-144	—	—	—	—	—	—	—	—
145-156	—	—	—	—	—	—	—	—
157-168	—	—	—	—	—	—	—	—
169-180	—	—	—	—	—	—	—	—
181-192	—	—	—	—	—	—	—	—
193-204	—	—	—	—	—	—	—	—
205-216	—	—	—	—	—	—	—	—
217-228	—	—	—	—	—	—	—	—
229-240	—	—	—	—	—	—	—	—
241-252	—	—	—	—	—	—	—	—
253-264	—	—	—	—	—	—	—	—
265-276	—	—	—	—	—	—	—	—
277-288	—	—	—	—	—	—	—	—
289-300	—	—	—	—	—	—	—	—
301-312	2	—	12	—	2	—	—	—
313-324	—	2	—	12	—	2	—	—
325-336	—	—	—	—	—	—	—	—
337-348	—	—	—	—	—	—	—	—
349-360	1	—	12	—	11	—	—	—
361-372	—	1	—	12	—	11	—	—
373-384	—	—	—	—	—	—	—	—
385-396	1	—	6	—	5	—	—	—
397-408	—	1	—	6	—	5	—	—
TOTAL - ALL SERIES	1,778	1,509	$43,411	$37,440	$15,199	$13,469	$1,650	$—

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

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2015
(in thousands)

Part 1 - Summary of Changes

Description	Year Ended December 31, 2015
	Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
Additional credits and accrued interest thereon:
IC-2-84		—	—	1	—	—	—	—	—	—	—	—	1
IC-Flexible Savings		—	—	436	12,208	—	—	—	(482)	(11,591)	—	—	571
IC-Preferred Investors		—	—	1	—	—	—	—	—	—	—	—	1
IC-Stepup - 190		—	—	—	14	—	—	—	(1)	(11)	—	—	2
IC-FS-EMP		—	—	1	4	—	—	—	(2)	(2)	—	—	1
Cash Reserve Variable Payment-3mo.		—	—	154	4,874	—	—	—	(665)	(4,164)	—	—	199
IC-Stk Mkt, 2004/16/31-4000/16		—	—	24	37	—	—	—	(3)	(37)	—	—	21
IC-Stock1 - 210		—	—	—	1	—	—	—	—	—	—	—	1
IC-Stock3 - 230		—	—	—	1	—	—	—		—	—	—	1
IC-MSC		—	—	12	41	—	—	—	(1)	(41)	—	—	11
Total		—	—	629	17,180	—	—	—	(1,154)	(15,846)	—	—	809
Accrued for additional credits to be allowed at next anniversaries:
SP 75		—	—	(1)	—	—	—	—	—	—	—	—	(1)
IC-Stock		—	—	2,430	163	—	—	—	(35)	(2,080)	—	—	478
IC-Stock1 - 210		—	—	—	78	—	—	—	—	—	—	—	78
IC-Stock2 - 220		—	—	—	60	—	—	—	—	—	—	—	60
IC-Stock3 - 230		—	—	—	130	—	—	—	—	—	—	—	130
IC-Market Strategy Certificate - Part Int 2019/2102/4061		—	—	2,849	335	—	—	—	(92)	(2,468)	—	—	624
Total		—	—	5,278	766	—	—	—	(127)	(4,548)	—	—	1,369
Total Single Pay - Non Qualified Certificates		137,358	3,075,011	3,188,756	17,946	2,419,410	20,383	(10,778)	(1,980,074)	(20,394)	140,153	3,534,049	3,635,249
R-Series Single Pay - Qualified Certificates
R-77 - 910	3.5	3	12	19	—	—	1	—	—	—	3	12	20
R-78 - 911	3.5	7	43	59	—	—	2	—	(3)	—	6	41	58
R-79 - 912	3.5	5	40	55	—	—	2	—	—	—	5	40	57
R-80 - 913	3.5	5	26	31	—	—	1	—	—	—	4	26	32
R-81 - 914	3.5	4	28	33	—	—	1	—	(3)	—	3	26	31
R-82A - 915	3.5	16	66	64	—	—	2	—	(4)	—	14	61	62
RP-Q - 916		54	71	208	—	—	1	—	(33)	—	45	60	176
R-II - 920	3.5	14	96	76	—	—	3	—	(16)	—	10	77	63
RP-Flexible Savings - 971		25,704	528,481	549,433	—	198,083	4,569	(386)	(146,105)	—	26,115	586,160	605,594
Cash Reserve RP-3 mo. - 972		10,298	284,994	285,828	(1)	461,046	956	(15)	(324,215)	—	13,780	422,566	423,599
RP-Flexible Savings Emp - 973		17	224	296	—	—	2	—	(61)	—	13	185	237
RP-Stock Market - 960		6,192	68,158	73,197	—	3,503	844	(417)	(14,578)	—	5,308	58,182	62,549
RP-Stepup - 940		—	—	—	—	3,094	8	—	(15)	—	100	3,078	3,087
RP-Stock1 - 941		—	—	—	—	8,980	—	—	(5)	—	529	8,975	8,975
RP-Stock2 - 942		—	—	—	—	2,477	—	—	—	—	117	2,477	2,477
RP-Stock3 - 943		—	—	—	—	3,763	—	—	—	—	184	3,763	3,763

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2015
(in thousands)

Part 1 - Summary of Changes

Description	Year Ended December 31, 2015
	Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
Market Strategy Cert - 961		2,610	64,242	68,959	—	3,882	694	—	(11,087)	—	2,367	58,249	62,448
D-1 990-993		10	1,154	1,330	—	—	6	(401)	(337)	—	5	464	598
Total		44,939	947,635	979,588	(1)	684,828	7,092	(1,219)	(496,462)	—	48,608	1,144,442	1,173,826
Additional Interest on R-Series Single Payment Reserves:
R-77	3.5	—	—	2	1	—	—	—	—	(1)	—	—	2
R-78	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
R-79	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
R-80	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-81	3.5	—	—	1	1	—	—	—	—	(1)	—	—	1
R-82A	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
RP-Q		—	—	—	1	—	—	—	—	(1)	—	—	—
R-II		—	—	2	3	—	—	—	—	(3)	—	—	2
RP-Flexible Savings	3.5	—	—	167	4,695	—	—	—	(82)	(4,569)	—	—	211
RP-Stepup - 940		—	—	—	9	—	—	—	—	(8)	—	—	1
Cash Reserve RP-3 mo.		—	—	33	1,155	—	—	—	(179)	(956)	—	—	53
RP-Flexible Savings Emp		—	—	—	2	—	—	—	—	(2)	—	—	—
RP-Stock Market		—	—	8	13	—	—	—	—	(13)	—	—	8
Market Strategy Cert		—	—	7	17	—	—	—	—	(15)	—	—	9
D-1 - 400		10	9	—	8	—	—	—	(2)	(6)	8	7	—
Total		10	9	226	5,912	—	—	—	(263)	(5,582)	8	7	293
Accrued for additional credits to be allowed at next anniversaries
RP-Stock Market		—	—	933	82	—	—	—	(4)	(830)	—	—	181
RP-Stock1 - 941		—	—	—	31	—	—	—	—	—	—	—	31
RP-Stock2 - 942		—	—	—	37	—	—	—	—	—	—	—	37
RP-Stock3 - 943		—	—	—	71	—	—	—	—	—	—	—	71
Market Strategy Cert		—	—	768	89	—	—	—	(14)	(678)	—	—	165
Total		—	—	1,701	310	—	—	—	(18)	(1,508)	—	—	485
Total R-Series Single Pay - Qualified Certificates		44,949	947,644	981,515	6,221	684,828	7,092	(1,219)	(496,743)	(7,090)	48,616	1,144,449	1,174,604
Fully Paid Up Certificates
Paid-up certificates:
I-76 - 640	3.5	—	—	13	—	—	—	(9)	(2)	—	—	—	2
Total		—	—	13	—	—	—	(9)	(2)	—	—	—	2
Additional credits and accrued interest thereon:
I-76	3.5	6	13	3	—	—	—	(1)	(1)	—	4	2	1
Total		6	13	3	—	—	—	(1)	(1)	—	4	2	1
Total Fully Paid-up Certificates		6	13	16	—	—	—	(10)	(3)	—	4	2	3

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

Ameriprise Certificate Company
Schedule VII — Valuation and Qualifying Accounts
Years Ended December 31, 2016, 2015 and 2014
(in thousands)

Reserves deducted from assets to which they apply	Year Ended December 31, 2016
	Balance at beginning of period	Change in reserves/ writedowns from 2015 to 2016	Balance at end of period
Allowance for losses:
Conventional first mortgage loans and other loans	$3,964	$(681)	$3,283

Reserves deducted from assets to which they apply	Year Ended December 31, 2015
	Balance at beginning of period	Change in reserves/ writedowns from 2014 to 2015	Balance at end of period
Allowance for losses:
Conventional first mortgage loans and other loans	$3,464	$500	$3,964

Reserves deducted from assets to which they apply	Year Ended December 31, 2014
	Balance at beginning of period	Change in reserves/ writedowns from 2013 to 2014	Balance at end of period
Allowance for losses:
Conventional first mortgage loans and other loans	$4,461	$(997)	$3,464

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

10(d)*
Transfer Agent Agreement, dated Dec. 31, 2006 between Registrant and Columbia Management Investment Services Corp. (formerly RiverSource Client Service Corporation), filed electronically on or about Feb. 26, 2007 as Exhibit 10(e) to Post-Effective Amendment No. 35 to Registration Statement No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference, as amended effective January 1, 2013, filed on or about February 27, 2013 as exhibit 10(d) to Registrant’s Form 10-K is incorporated herein by reference, as amended effective January 1, 2017 and filed electronically herewith as Exhibit 10(d) to Registrant’s Form 10-K.

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

14(b)*	Code of Ethics adopted under Rule 17j-1 for Registrant’s investment adviser, dated December 15, 2016, is filed electronically herewith as Exhibit 14(b) to Registrant’s Form 10-K.

14(c)*	Code of Ethics under Rule 17j-1 for Registrant’s underwriter, as revised January 2017, is filed electronically herewith as Exhibit 14(c) to Registrant’s Form 10-K.

24(a)*	Directors’ Power of Attorney, dated March 2, 2016, is filed electronically herewith as Exhibit 24(a) to Registrant’s Form 10-K.

31.1*	Certification of Abu M. Arif pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Janet C. Langner pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Abu M. Arif and Janet C. Langner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________________________________________________
* Filed electronically herewithin.

E-1