Form 10-Q
period 2017-03-31
AMERIPRISE CERTIFICATE CO
filed 2017-05-03
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
Former name, former address and former fiscal year, if changed since last report:  Not Applicable
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Smaller reporting company ☐
Non-Accelerated Filer ☒	Emerging growth company ☐
Accelerated Filer ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2017
Common Shares (par value $10 per share)	150,000 shares
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY

FORM 10-Q

AMERIPRISE CERTIFICATE COMPANY

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Investment income	$33,024	$27,619
Investment expenses	9,173	7,777
Net investment income before provision for certificate reserves and income taxes	23,851	19,842
Net provision for certificate reserves	10,160	8,487
Net investment income before income taxes	13,691	11,355
Income tax expense	5,243	4,165
Net investment income, after-tax	8,448	7,190

Net realized gain (loss) on investments before income taxes	1,705	(1,202)
Income tax expense (benefit)	597	(421)
Net realized gain (loss) on investments, after-tax	1,108	(781)
Net income	$9,556	$6,409

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$—
Portion of loss recognized in other comprehensive income (loss) (before taxes)	(193)	(70)
Net impairment losses recognized in net realized gain (loss) on investments	$(193)	$(70)
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net income	$9,556	$6,409
Other comprehensive income, net of tax:
Net unrealized gains (losses) on securities:
Net unrealized securities gains arising during the period	4,956	6,890
Reclassification of net securities losses (gains) included in net income	(1,106)	781
Total other comprehensive income, net of tax	3,850	7,671
Total comprehensive income	$13,406	$14,080
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2017	December 31, 2016
	(in thousands, except share amounts)
Assets
Qualified Assets
Cash and cash equivalents	$223,321	$134,189
Investments in unaffiliated issuers	6,273,799	6,134,674
Receivables	47,083	29,775
Derivative assets	46,626	45,098
Total qualified assets	6,590,829	6,343,736
Deferred taxes, net	326	492
Total assets	$6,591,155	$6,344,228

Liabilities and Shareholder's Equity
Liabilities
Certificate reserves	$6,137,130	$5,935,051
Taxes payable to parent	14,702	3,505
Derivative liabilities	39,760	38,319
Payable for investment securities purchased	15,527	6,969
Due to related party and other liabilities	39,838	34,592
Total liabilities	6,246,957	6,018,436

Shareholder's Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	252,517	247,517
Total retained earnings	91,496	81,940
Accumulated other comprehensive loss, net of tax	(1,315)	(5,165)
Total shareholder's equity	344,198	325,792
Total liabilities and shareholder's equity	$6,591,155	$6,344,228
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
				Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Unappropriated
	(in thousands, except share data)
Balance at January 1, 2016	150,000	$1,500	$214,517	$8	$15	$53,590	$(18,808)	$250,822
Comprehensive income:
Net income	—	—	—	—	—	6,409	—	6,409
Other comprehensive income, net of tax	—	—	—	—	—	—	7,671	7,671
Total comprehensive income								14,080
Transfer from appropriated to unappropriated	—	—	—	(7)	—	7	—	—
Receipt of capital from parent	—	—	12,000	—	—	—	—	12,000
Balance at March 31, 2016	150,000	$1,500	$226,517	$1	$15	$60,006	$(11,137)	$276,902

Balance at January 1, 2017	150,000	$1,500	$247,517	$—	$15	$81,925	$(5,165)	$325,792
Comprehensive income:
Net income	—	—	—	—	—	9,556	—	9,556
Other comprehensive income, net of tax	—	—	—	—	—	—	3,850	3,850
Total comprehensive income								13,406
Receipt of capital from parent	—	—	5,000	—	—	—	—	5,000
Balance at March 31, 2017	150,000	$1,500	$252,517	$—	$15	$91,481	$(1,315)	$344,198
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash Flows from Operating Activities
Net income	$9,556	$6,409
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, accretion of discounts, net	5,776	6,378
Deferred income tax benefit	(19)	(35)
Net realized loss (gain) on Available-for-Sale securities	(1,895)	1,132
Other net realized gain	(3)	—
Other-than-temporary impairments and provision for loan loss	193	70
Changes in operating assets and liabilities:
Dividends and interest receivable	(3,877)	(5,004)
Certificate reserves, net	587	841
Deferred taxes, net	(2,072)	(4,131)
Taxes payable to/receivable from parent, net	11,197	9,105
Derivatives, net of collateral	(546)	(164)
Other liabilities	5,764	1,428
Other receivables	(11,179)	(91)
Other, net	69	237
Net cash provided by operating activities	13,551	16,175

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	151	7,036
Maturities, redemptions and calls	441,253	314,522
Purchases	(570,706)	(702,990)
Syndicated loans, commercial mortgage loans and real estate owned:
Sales, maturities and repayments	14,826	5,674
Purchases and fundings	(16,449)	(7,625)
Certificate loans, net	14	54
Net cash used in investing activities	(130,911)	(383,329)

Cash Flows from Financing Activities
Payments from certificate holders and other additions	1,284,003	1,159,077
Certificate maturities and cash surrenders	(1,082,511)	(806,862)
Capital contribution from parent	5,000	12,000
Net cash provided by financing activities	206,492	364,215

Net increase (decrease) in cash and cash equivalents	89,132	(2,939)
Cash and cash equivalents at beginning of period	134,189	137,557
Cash and cash equivalents at end of period	$223,321	$134,618

Supplemental disclosures including non-cash transactions:
Cash paid (received) for income taxes	$(3,492)	$132
Cash paid for interest	11,109	7,300
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.  Basis of Presentation
Ameriprise Certificate Company (“ACC”), is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial” or the “Parent”). ACC is registered as an investment company under the Investment Company Act of 1940. The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). ACC uses the consolidation method of accounting for its wholly owned subsidiary, Investors Syndicate Development Corp. The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods have been made. All adjustments made were of a normal recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Annual Report on Form 10-K of ACC for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2017 (“2016 10-K”).
ACC evaluated events or transactions that occurred after the consolidated balance sheet date for potential recognition or disclosure through the date the consolidated financial statements were issued. No subsequent events or transactions were identified.
2.  Recent Accounting Pronouncements
Adoption of New Accounting Standards
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments
In August 2016, the Financial Accounting Standards Board (“FASB”) updated the accounting standards related to classification of certain cash receipts and cash payments on the statement of cash flows because current standards lacked sufficient guidance to consistently classify cash payments and receipts. The update includes amendments addressing the classification of eight specific cash flow issues. The standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted and all amendments must be adopted during the same period. ACC early adopted the standard for the interim period ended March 31, 2017 on a retrospective basis. The adoption of the standard did not have a material impact on the ACC’s consolidated statements of cash flows.
Future Adoption of New Accounting Standards
Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB updated the accounting standards related to the recognition of income tax impacts on intra-entity transfers. The update requires entities to recognize the income tax consequences of intra-entity transfers, other than inventory, upon the transfer of the asset. The update requires the selling entity to recognize a current tax expense or benefit and the purchasing entity to recognize a deferred tax asset or liability when the transfer occurs. The standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. ACC is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.
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
Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB updated the accounting standards on the recognition and measurement of financial instruments. The update requires entities to carry marketable equity securities, excluding investments in securities that qualify for the equity method of accounting, at fair value with changes in fair value reflected in net income each reporting period. The update affects other aspects of accounting for equity instruments, as well as the accounting for financial liabilities utilizing the fair value option. The update eliminates the requirement to disclose the methods and assumptions used to estimate the fair value of financial assets or liabilities held at cost on the balance sheet and requires entities to use the exit price notion when measuring the fair value of financial instruments. The standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for certain

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

provisions. Generally, the update should be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity at the beginning of the period of adoption. The update is not expected to have a material impact on ACC’s consolidated statement of financial condition. During periods in which the market value of equity securities materially changes, ACC may experience volatility in investment income recognized in its consolidated results of operations.
Revenue from Contracts with Customers
In May 2014, the FASB updated the accounting standards for revenue from contracts with customers. The update provides a five step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other standards). The standard also updates the accounting for certain costs associated with obtaining and fulfilling a customer contract and requires disclosure of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. Subsequent related updates provide clarification on certain revenue recognition guidance in the new standard. The standard is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted for interim and annual periods beginning after December 15, 2016. The standard may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. ACC’s revenues consist of investment income including yield on investments and realized investment gains (losses), which are not in scope of the updated standard. Therefore, ACC does not expect the standard to impact its consolidated results of operations or financial condition.
3.  Investments
Investments in unaffiliated issuers were as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Available-for-Sale securities:
Fixed maturities, at fair value (amortized cost: 2017, $6,090,174; 2016, $5,966,057)	$6,084,960	$5,953,701
Common stocks, at fair value (cost: 2017, $2,238; 2016, $2,448)	5,365	6,609
Commercial mortgage loans and syndicated loans, at cost (less allowance for loan losses: 2017, $3,283; 2016, $3,283; fair value: 2017, $184,634; 2016, $176,211)	182,939	173,815
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	535	549
Total	$6,273,799	$6,134,674
Available-for-Sale securities distributed by type were as follows:

Description of Securities	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$3,231,042	$14,357	$(19,225)	$3,226,174	$1,650
Corporate debt securities	1,591,576	3,316	(2,942)	1,591,950	3
Commercial mortgage backed securities	512,851	1,712	(2,089)	512,474	—
Asset backed securities	686,973	2,698	(3,393)	686,278	—
State and municipal obligations	67,355	359	(51)	67,663	—
U.S. government and agencies obligations	377	44	—	421	—
Common stocks	2,238	3,335	(208)	5,365	2,954
Total	$6,092,412	$25,821	$(27,908)	$6,090,325	$4,607

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Description of Securities	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$3,192,055	$13,075	$(21,731)	$3,183,399	$209
Corporate debt securities	1,595,907	3,358	(4,188)	1,595,077	3
Commercial mortgage backed securities	500,170	1,348	(1,646)	499,872	—
Asset backed securities	629,277	1,357	(4,211)	626,423	—
State and municipal obligations	48,272	345	(107)	48,510	—
U.S. government and agencies obligations	376	44	—	420	—
Common stocks	2,448	4,384	(223)	6,609	2,668
Total	$5,968,505	$23,911	$(32,106)	$5,960,310	$2,880
(1) Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income (loss). Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.
As of March 31, 2017 and December 31, 2016, investment securities with a fair value of $80 thousand and $75 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.
As of March 31, 2017 and December 31, 2016, fixed maturity securities comprised approximately 94% and 95%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. As of March 31, 2017 and December 31, 2016, approximately $152.7 million and $148.4 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC, using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	March 31, 2017			December 31, 2016
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$3,285,911	$3,283,473	54%	$3,084,275	$3,080,096	52%
AA	340,756	339,977	6	278,147	277,010	5
A	679,437	676,878	11	705,520	702,031	12
BBB	1,655,638	1,655,846	27	1,755,986	1,754,223	29
Below investment grade	128,432	128,786	2	142,129	140,341	2
Total fixed maturities	$6,090,174	$6,084,960	100%	$5,966,057	$5,953,701	100%
As of March 31, 2017 and December 31, 2016, approximately 53% and 57%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	March 31, 2017
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	70	$1,098,951	$(5,995)	123	$825,107	$(13,230)	193	$1,924,058	$(19,225)
Corporate debt securities	52	570,997	(2,851)	4	33,410	(91)	56	604,407	(2,942)
Commercial mortgage backed securities	27	198,272	(1,928)	4	18,882	(161)	31	217,154	(2,089)
Asset backed securities	26	230,954	(1,774)	10	85,865	(1,619)	36	316,819	(3,393)
State and municipal obligations	6	11,054	(51)	—	—	—	6	11,054	(51)
Common stocks	—	—	—	3	619	(208)	3	619	(208)
Total	181	$2,110,228	$(12,599)	144	$963,883	$(15,309)	325	$3,074,111	$(27,908)

Description of Securities	December 31, 2016
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	74	$1,116,318	$(6,009)	131	$847,998	$(15,722)	205	$1,964,316	$(21,731)
Corporate debt securities	59	676,198	(3,945)	7	57,535	(243)	66	733,733	(4,188)
Commercial mortgage backed securities	24	205,284	(1,365)	4	32,547	(281)	28	237,831	(1,646)
Asset backed securities	28	273,193	(2,312)	16	174,793	(1,899)	44	447,986	(4,211)
State and municipal obligations	8	17,308	(107)	—	—	—	8	17,308	(107)
Common stocks	—	—	—	3	605	(223)	3	605	(223)
Total	193	$2,288,301	$(13,738)	161	$1,113,478	$(18,368)	354	$3,401,779	$(32,106)
As part of ACC’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is attributable to a tightening of credit spreads.
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on available-for-sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Beginning balance	$46,522	$51,966
Reductions for securities sold during the period (realized)	—	(5,550)
Credit losses for which an other-than-temporary impairment was previously recognized	193	70
Ending balance	$46,715	$46,486
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss):

	Net Unrealized Investment Gains (Losses)	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance at January 1, 2016	$(29,858)	$11,050	$(18,808)
Net unrealized securities gains arising during the period (1)	10,977	(4,087)	6,890
Reclassification of losses included in net income	1,202	(421)	781
Balance at March 31, 2016	$(17,679)	$6,542	$(11,137)	(2)

Balance at January 1, 2017	$(8,195)	$3,030	$(5,165)
Net unrealized securities gains arising during the period (1)	7,810	(2,854)	4,956
Reclassification of gains included in net income	(1,702)	596	(1,106)
Balance at March 31, 2017	$(2,087)	$772	$(1,315)	(2)
(1) Net unrealized securities gains (losses) arising during the period include other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Includes $3.0 million and $(1.3) million of noncredit related impairments on securities and net unrealized securities gains (losses) on previously impaired securities as of March 31, 2017 and 2016, respectively.
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Gross realized gains	$1,895	$25
Gross realized losses	—	(1,157)
Other-than-temporary impairments	(193)	(70)
Total	$1,702	$(1,202)
Other-than-temporary impairments for the three months ended March 31, 2017 and 2016 are related to credit losses on non-agency residential mortgage backed securities.
Available-for-Sale securities by contractual maturity as of March 31, 2017 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$653,507	$653,840
Due after one year through five years	1,000,603	1,000,961
Due after five years through 10 years	4,987	4,977
Due after 10 years	211	256
	1,659,308	1,660,034
Residential mortgage backed securities	3,231,042	3,226,174
Commercial mortgage backed securities	512,851	512,474
Asset backed securities	686,973	686,278
Common stocks	2,238	5,365
Total	$6,092,412	$6,090,325
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
Allowance for Loan Losses
The following table presents a rollforward of the allowance for loan losses for commercial mortgage loans and syndicated loans for the three months ended and the ending balance of the allowance for loan losses by impairment method:

	March 31,
	2017	2016
	(in thousands)
Beginning balance	$3,283	$3,964
Provisions	—	—
Ending balance	$3,283	$3,964

Individually evaluated for impairment	$—	$—
Collectively evaluated for impairment	3,283	3,964
The recorded investment in commercial mortgage loans and syndicated loans by impairment method was as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Individually evaluated for impairment	$—	$1,550
Collectively evaluated for impairment	186,222	175,548
Total	$186,222	$177,098
As of March 31, 2017 and December 31, 2016, ACC’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was nil and $1.6 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to ACC’s total loan balance.
ACC purchased $15.8 million and $1.3 million of syndicated loans during the three months ended March 31, 2017 and 2016, respectively. ACC sold $66 thousand and nil of syndicated loans during the three months ended March 31, 2017 and March 31, 2016, respectively.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were nil as of both March 31, 2017 and December 31, 2016. All loans were considered to be performing.
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were nil and 1.8% of total commercial mortgage loans as of March 31, 2017 and December 31, 2016, respectively. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, ACC reviews the concentrations of credit risk by region and property type.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(in thousands)
East North Central	$2,970	$3,043	3%	4%
East South Central	5,356	5,509	6	6
Middle Atlantic	10,635	10,881	11	12
Mountain	8,566	5,850	9	7
New England	7,378	7,424	8	9
Pacific	21,047	16,511	22	19
South Atlantic	23,715	23,846	26	27
West North Central	7,119	7,253	8	8
West South Central	6,971	7,174	7	8
	93,757	87,491	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$91,416	$85,150
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(in thousands)
Apartments	$16,345	$16,527	17%	19%
Industrial	24,197	16,637	26	19
Mixed use	4,872	4,968	5	6
Office	6,462	6,551	7	7
Retail	30,961	31,500	33	36
Hotel	901	941	1	1
Other	10,019	10,367	11	12
	93,757	87,491	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$91,416	$85,150
Syndicated Loans
The recorded investment in syndicated loans as of March 31, 2017 and December 31, 2016 was $92.5 million and $89.6 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans as of both March 31, 2017 and December 31, 2016 were nil.
Troubled Debt Restructurings
There were no loans restructured by ACC during the three months ended March 31, 2017 and 2016. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

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
Valuation Hierarchy
ACC categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by ACC’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$214,794	$—	$214,794
Available-for-Sale securities:
Residential mortgage backed securities	—	3,067,452	158,722	3,226,174
Corporate debt securities	—	1,433,427	158,523	1,591,950
Commercial mortgage backed securities	—	512,474	—	512,474
Asset backed securities	—	686,278	—	686,278
State and municipal obligations	—	67,663	—	67,663
U.S. government and agencies obligations	421	—	—	421
Common stocks	1,080	472	3,813	5,365
Total Available-for-Sale securities	1,501	5,767,766	321,058	6,090,325
Equity derivative contracts	—	46,626	—	46,626
Total assets at fair value	$1,501	$6,029,186	$321,058	$6,351,745

Liabilities
Stock market certificate embedded derivatives	$—	$8,513	$—	$8,513
Equity derivative contracts	4	39,756	—	39,760
Total liabilities at fair value	$4	$48,269	$—	$48,273

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$111,385	$—	$111,385
Available-for-Sale securities:
Residential mortgage backed securities	—	3,030,216	153,183	3,183,399
Corporate debt securities	—	1,440,921	154,156	1,595,077
Commercial mortgage backed securities	—	499,872	—	499,872
Asset backed securities	—	595,635	30,788	626,423
State and municipal obligations	—	48,510	—	48,510
U.S. government and agencies obligations	420	—	—	420
Common stocks	2,416	3,476	717	6,609
Total Available-for-Sale securities	2,836	5,618,630	338,844	5,960,310
Equity derivative contracts	—	45,098	—	45,098
Total assets at fair value	$2,836	$5,775,113	$338,844	$6,116,793

Liabilities
Stock market certificate embedded derivatives	$—	$8,183	$—	$8,183
Equity derivative contracts	6	38,313	—	38,319
Total liabilities at fair value	$6	$46,496	$—	$46,502
The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Asset Backed Securities	Common Stocks	Total
	(in thousands)
Balance, January 1, 2017	$153,183	$154,156	$30,788	$717	$338,844
Total gains (losses) included in:
Net income	16	(101)	—	65	(20)	(1)
Other comprehensive income	(2)	(199)	—	218	17
Purchases	65,138	12,167	—	—	77,305
Sales	—	—	—	(151)	(151)
Settlements	(9,784)	(7,500)	—	—	(17,284)
Transfers into Level 3	—	—	—	3,407	3,407
Transfers out of Level 3	(49,829)	—	(30,788)	(443)	(81,060)
Balance, March 31, 2017	$158,722	$158,523	$—	$3,813	$321,058
Changes in unrealized gains (losses) relating to assets held as of March 31, 2017	$16	$(101)	$—	$—	$(85)	(2)

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Asset Backed Securities	Common Stocks	Total
	(in thousands)
Balance, January 1, 2016	$196,334	$190,304	$29,515	$229	$416,382
Total gains (losses) included in:
Net income	166	(1,342)	14	—	(1,162)	(3)
Other comprehensive income	(3,052)	1,728	1	—	(1,323)
Purchases	—	—	789	—	789
Settlements	(13,839)	(23,000)	—	—	(36,839)
Transfers out of Level 3	(24,599)	—	(9,999)	(155)	(34,753)
Balance, March 31, 2016	$155,010	$167,690	$20,320	$74	$343,094
Changes in unrealized gains (losses) relating to assets held as of March 31, 2016	$166	$(195)	$14	$—	$(15)	(2)
(1) Represents an $85 thousand loss included in investment income and a $65 thousand gain included in net realized gain (loss) on investments in the Consolidated Statements of Operations.
(2) Included in investment income in the Consolidated Statements of Operations.
(3) Represents a $1.1 million loss included in realized gain (loss) on investments and a $26 thousand loss included in investment income in the Consolidated Statements of Operations.
Securities transferred from Level 3 primarily represent securities with fair values that are now obtained from a third-party pricing service with observable inputs. Securities transferred to Level 3 represent securities with fair value that are now based on a single non-binding broker quote. ACC recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each transfer occurred. For assets and liabilities held at the end of the reporting periods that are measured at fair value on a recurring basis, there were no transfers between Level 1 and Level 2.
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets:

	March 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$158,520	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9% - 2.0%	1.0%

	December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$154,153	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9% - 1.7%	1.1%
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
Available-for-Sale Securities
When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from third-party pricing services, non-binding broker quotes, or other model-based valuation techniques. Level 1 securities primarily include U.S. Treasuries and common stocks. Level 2 securities primarily include residential mortgage backed securities, corporate bonds, commercial mortgage backed securities, asset backed securities, state and municipal obligations and common stock. The fair value of these Level 2 securities is based on a market approach with prices obtained from third-party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes. Level 3 securities primarily include certain non-agency residential mortgage backed securities, corporate bonds, asset backed securities and common stocks. The fair value of corporate bonds, non-agency residential mortgage backed securities and certain asset backed securities classified as Level 3 is typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to ACC. ACC’s privately placed corporate bonds are typically based on a single non-binding broker quote. In addition to the general pricing controls, ACC reviews the broker prices to ensure that the broker quotes are reasonable and, when available, compares prices of privately issued securities to public issues from the same issuer to ensure that the implicit illiquidity premium applied to the privately placed investment is reasonable considering investment characteristics, maturity, and average life of the investment.
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
Derivatives
The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of March 31, 2017 and December 31, 2016. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
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

Financial Assets	March 31, 2017
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Syndicated loans	$91,523	$—	$85,511	$6,647	$92,158
Commercial mortgage loans	91,416	—	—	92,476	92,476
Certificate loans	535	—	535	—	535
Financial Liabilities
Certificate reserves	$6,128,617	$—	$—	$6,113,697	$6,113,697

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Financial Assets	December 31, 2016
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Syndicated loans	$88,665	$—	$85,368	$4,516	$89,884
Commercial mortgage loans	85,150	—	—	86,327	86,327
Certificate loans	549	—	549	—	549
Financial Liabilities
Certificate reserves	$5,926,868	$—	$—	$5,913,672	$5,913,672
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	March 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$46,626	$—	$46,626	$(39,756)	$(6,544)	$326
Total	$46,626	$—	$46,626	$(39,756)	$(6,544)	$326

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$45,098	$—	$45,098	$(38,313)	$(6,785)	$—
Total	$45,098	$—	$45,098	$(38,313)	$(6,785)	$—
 (1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	March 31, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$39,756	$—	$39,756	$(39,756)	$—	$—
Exchange-traded	4	—	4	—	—	4
Total	$39,760	$—	$39,760	$(39,756)	$—	$4

	December 31, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$38,313	$—	$38,313	$(38,313)	$—	$—
Exchange-traded	6	—	6	—	—	6
Total	$38,319	$—	$38,319	$(38,313)	$—	$6
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

ACC uses derivatives as economic hedges of equity risk related to stock market certificates (“SMC”). ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	March 31, 2017			December 31, 2016
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Equity contracts(1)	$900,020	$46,626	$39,760	$911,871	$45,098	$38,319
Embedded derivatives
Stock market certificates(2)	N/A	—	8,513	N/A	—	8,183
Total derivatives	$900,020	$46,626	$48,273	$911,871	$45,098	$46,502
N/A Not applicable
(1) The gross fair value of equity contracts is included in Derivative assets and Derivative liabilities on the Consolidated Balance Sheets.
(2) The gross fair value of SMC embedded derivatives is included in Certificate reserves on the Consolidated Balance Sheets.
See Note 5 for additional information regarding ACC’s fair value measurement of derivative instruments.
The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended March 31,
		2017	2016
Equity contracts
Stock market certificates	Net provision for certificate reserves	$1,326	$(534)
Stock market certificates embedded derivatives	Net provision for certificate reserves	(1,264)	490
Total		$62	$(44)
Ameriprise SMC offers a return based upon the relative change in a major stock market index between the beginning and end of the certificate’s term. The SMC product contains an embedded derivative. The equity based return of the certificate must be separated from the host contract and accounted for as a derivative instrument. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by ACC related to the SMC product will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates, ACC purchases and writes call options on the S&P 500 Index®. ACC views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels. ACC also purchases futures on the S&P 500 Index to economically hedge its obligations. The futures are marked-to-market daily and exchange traded, exposing ACC to minimal counterparty risk.
Ameriprise Step-Up Rate Certificates (“SRC”) offer the ability to step up to a higher crediting rate based upon the then-current rate for a new SRC with the same term. ACC does not currently hedge the interest rate risk related to the SRC product. The SRC product contains an embedded derivative which was not material as of March 31, 2017 and December 31, 2016.
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
9.  Shareholder’s Equity
The following table provides information related to amounts reclassified from accumulated other comprehensive loss:

Accumulated Other Comprehensive Loss Reclassification	Location of (Gain) Loss Recognized in Income	Three Months Ended March 31,
		2017	2016
Unrealized net losses (gains) on Available-for-Sale securities	Net realized gain (loss) on investments	$(1,702)	$1,202
Tax expense (benefit)	Income tax expense (benefit)	596	(421)
Net of tax		$(1,106)	$781
ACC received cash contributions of $5 million and $12 million from Ameriprise Financial during the three months ended March 31, 2017 and 2016, respectively, to maintain compliance with minimum capital requirements. These contributions were received outside of the Capital Support Agreement between Ameriprise Financial and ACC. See additional discussion on the Capital Support Agreement in ACC’s 2016 10-K.
10.  Income Taxes
The effective tax rate was 37.9% and 36.9% for the three months ended March 31, 2017 and 2016, respectively.
ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of both March 31, 2017 and December 31, 2016.
As of March 31, 2017 and December 31, 2016, ACC had $2.7 million and $2.5 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $1.7 million and $1.6 million, net of federal tax benefits, of the unrecognized tax benefits as of March 31, 2017 and December 31, 2016, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. ACC estimates that the total amount of gross unrecognized tax benefits may decrease by $600 to $700 thousand in the next 12 months primarily due to resolution of audits and statute expirations.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized a net increase of $16 thousand and a net decrease of $1.3 million in interest and penalties for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, ACC had a payable of $266 thousand and $250 thousand, respectively, related to accrued interest and penalties.
ACC files income tax returns, as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial, in the U.S. federal jurisdiction, and various states jurisdictions. The Internal Revenue Service (“IRS”) has completed its field examination of the 2006 through 2011 tax returns and those years are effectively settled. The IRS is currently auditing Ameriprise Financial’s U.S. income tax returns for 2012 through 2015. Ameriprise Financial’s or its subsidiaries’, including ACC’s, state income tax returns are currently under examination by various jurisdictions for years ranging from 2008 through 2015.

AMERIPRISE CERTIFICATE COMPANY

ITEM 2.  MANAGEMENT’S NARRATIVE ANALYSIS
The following information should be read in conjunction with Ameriprise Certificate Company’s (“ACC”) Financial Statements and related notes presented in Part I, Item 1. This discussion may contain forward-looking statements that reflect ACC’s plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed under “Forward-Looking Statements.” ACC believes it is useful to read its management’s narrative analysis in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2017 (“2016 10-K”), as well as its current reports on Form 8-K and other publicly available information.
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
Critical Accounting Policies
ACC’s critical accounting policies are discussed in detail in “Management's Narrative Analysis — Critical Accounting Policies” in its 2016 10-K.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements and their expected impact on ACC’s future results of operations or financial condition, see Note 2 to the consolidated financial statements.
Results of Operations for the Three Months Ended March 31, 2017 and 2016
ACC’s net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income trends occur largely due to changes in returns on ACC’s investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles (“GAAP”).
Net income increased $3.2 million, or 50%, to $9.6 million for the three months ended March 31, 2017 compared to $6.4 million for the prior year period primarily due to higher investment income and net realized gains on investments in the current year period compared to net realized losses in the prior year period, partially offset by higher net provision for certificate reserves, investment expenses, and income tax expense.
Investment income increased $5.4 million, or 20%, to $33.0 million for the three months ended March 31, 2017 compared to $27.6 million for the prior year period reflecting higher average investment balances from certificate net inflows, partially offset by a decrease in the invested assets rate.
Investment expenses increased $1.4 million, or 18%, to $9.2 million for the three months ended March 31, 2017 compared to $7.8 million for the prior year period primarily due to higher investment advisory, distribution, and transfer agent fees.
Net provision for certificate reserves increased $1.7 million, or 20%, to $10.2 million for the three months ended March 31, 2017 compared to $8.5 million for the prior year period due to higher average certificate balances from certificate net inflows.
Net realized gain on investments before income taxes was $1.7 million for the three months ended March 31, 2017 compared to net realized loss on investments of $1.2 million for the prior year period. Net realized gain on investments for the three months ended March 31, 2017 included net realized gains from sales, tenders and calls of Available-for-Sale securities of $1.9 million, partially offset by other-than-temporary impairments of $0.2 million. Net realized loss on investments for the three months ended March 31, 2016 included net realized losses from sales, tenders and calls of Available-for-Sale securities of $1.1 million and other-than-temporary impairments of $0.1 million. The other-than-temporary impairments for both periods related to credit losses on non-agency residential mortgage backed securities.
The effective tax rate was 37.9% for the three months ended March 31, 2017 compared to 36.9% for the prior year period.

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
ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2017.
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
ITEM 1A.  RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of ACC’s 2016 10-K.
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

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date:	May 3, 2017	By	/s/ Abu M. Arif
Abu M. Arif
Chief Executive Officer

Date:	May 3, 2017	By	/s/ Janet C. Langner
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