Form 10-Q
period 2017-06-30
AMERIPRISE CERTIFICATE CO
filed 2017-08-02
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2017
Common Shares (par value $10 per share)	150,000 shares
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY

FORM 10-Q

AMERIPRISE CERTIFICATE COMPANY

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Investment income	$35,100	$28,316	$68,124	$55,935
Investment expenses	9,251	8,058	18,424	15,835
Net investment income before provision for certificate reserves and income taxes	25,849	20,258	49,700	40,100
Net provision for certificate reserves	10,542	7,714	20,702	16,201
Net investment income before income taxes	15,307	12,544	28,998	23,899
Income tax expense	5,503	4,041	10,746	8,206
Net investment income, after-tax	9,804	8,503	18,252	15,693

Net realized gain (loss) on investments before income taxes	7,192	233	8,897	(969)
Income tax expense (benefit)	2,517	82	3,114	(339)
Net realized gain (loss) on investments, after-tax	4,675	151	5,783	(630)
Net income	$14,479	$8,654	$24,035	$15,063

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$—	$—	$—
Portion of loss recognized in other comprehensive income (loss) (before taxes)	—	—	(193)	(70)
Net impairment losses recognized in net realized gain (loss) on investments	$—	$—	$(193)	$(70)
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net income	$14,479	$8,654	$24,035	$15,063
Other comprehensive income, net of tax:
Net unrealized gains (losses) on securities:
Net unrealized securities gains arising during the period	10,567	11,291	15,523	18,181
Reclassification of net securities losses (gains) included in net income	(4,673)	(151)	(5,779)	630
Total other comprehensive income, net of tax	5,894	11,140	9,744	18,811
Total comprehensive income	$20,373	$19,794	$33,779	$33,874
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2017	December 31, 2016
	(in thousands, except share amounts)
Assets
Qualified Assets
Cash and cash equivalents	$196,284	$134,189
Investments in unaffiliated issuers	6,448,957	6,134,674
Receivables	35,581	29,775
Derivative assets	42,913	45,098
Total qualified assets	6,723,735	6,343,736
Deferred taxes, net	42	492
Total assets	$6,723,777	$6,344,228

Liabilities and Shareholder's Equity
Liabilities
Certificate reserves	$6,232,202	$5,935,051
Taxes payable to parent	11,607	3,505
Derivative liabilities	36,482	38,319
Payable for investment securities purchased	44,278	6,969
Due to related party and other liabilities	34,637	34,592
Total liabilities	6,359,206	6,018,436

Shareholder's Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	252,517	247,517
Total retained earnings	105,975	81,940
Accumulated other comprehensive income (loss), net of tax	4,579	(5,165)
Total shareholder's equity	364,571	325,792
Total liabilities and shareholder's equity	$6,723,777	$6,344,228
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
				Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Unappropriated
	(in thousands, except share data)
Balance at January 1, 2016	150,000	$1,500	$214,517	$8	$15	$53,590	$(18,808)	$250,822
Comprehensive income:
Net income	—	—	—	—	—	15,063	—	15,063
Other comprehensive income, net of tax	—	—	—	—	—	—	18,811	18,811
Total comprehensive income								33,874
Transfer from appropriated to unappropriated	—	—	—	(8)	—	8	—	—
Receipt of capital from parent	—	—	19,000	—	—	—	—	19,000
Balance at June 30, 2016	150,000	$1,500	$233,517	$—	$15	$68,661	$3	$303,696

Balance at January 1, 2017	150,000	$1,500	$247,517	$—	$15	$81,925	$(5,165)	$325,792
Comprehensive income:
Net income	—	—	—	—	—	24,035	—	24,035
Other comprehensive income, net of tax	—	—	—	—	—	—	9,744	9,744
Total comprehensive income								33,779
Receipt of capital from parent	—	—	5,000	—	—	—	—	5,000
Balance at June 30, 2017	150,000	$1,500	$252,517	$—	$15	$105,960	$4,579	$364,571
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash Flows from Operating Activities
Net income	$24,035	$15,063
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, accretion of discounts, net	11,218	12,232
Deferred income tax benefit	(18)	(156)
Net realized loss (gain) on Available-for-Sale securities	(9,084)	899
Other net realized gain	(6)	—
Other-than-temporary impairments and provision for loan loss	193	70
Changes in operating assets and liabilities:
Dividends and interest receivable	(402)	(306)
Certificate reserves, net	453	671
Deferred taxes, net	(5,246)	(10,129)
Taxes payable to/receivable from parent, net	8,102	10,222
Derivatives, net of collateral	(131)	(577)
Other liabilities	341	82
Other receivables	47	(112)
Other, net	187	(12)
Net cash provided by operating activities	29,689	27,947

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	85,393	7,036
Maturities, redemptions and calls	1,047,434	743,185
Purchases	(1,387,964)	(1,275,077)
Syndicated loans, commercial mortgage loans and real estate owned:
Sales, maturities and repayments	23,316	16,676
Purchases and fundings	(37,534)	(12,929)
Certificate loans, net	63	85
Net cash used in investing activities	(269,292)	(521,024)

Cash Flows from Financing Activities
Payments from certificate holders and other additions	2,507,375	2,168,232
Certificate maturities and cash surrenders	(2,210,677)	(1,597,116)
Capital contribution from parent	5,000	19,000
Net cash provided by financing activities	301,698	590,116

Net increase in cash and cash equivalents	62,095	97,039
Cash and cash equivalents at beginning of period	134,189	137,557
Cash and cash equivalents at end of period	$196,284	$234,596

Supplemental disclosures including non-cash transactions:
Cash paid for income taxes	$5,377	$10,557
Cash paid for interest	22,726	15,524
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
3.  Investments
Investments in unaffiliated issuers were as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Available-for-Sale securities:
Fixed maturities, at fair value (amortized cost: 2017, $6,248,209; 2016, $5,966,057)	$6,252,250	$5,953,701
Common stocks, at fair value (cost: 2017, $2,238; 2016, $2,448)	5,460	6,609
Commercial mortgage loans and syndicated loans, at cost (less allowance for loan losses: 2017, $3,283; 2016, $3,283; fair value: 2017, $192,719; 2016, $176,211)	190,761	173,815
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	486	549
Total	$6,448,957	$6,134,674
Available-for-Sale securities distributed by type were as follows:

Description of Securities	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$3,381,979	$13,058	$(10,531)	$3,384,506	$—
Corporate debt securities	1,508,579	3,096	(2,553)	1,509,122	3
Commercial mortgage backed securities	523,948	1,571	(1,771)	523,748	—
Asset backed securities	769,011	3,247	(2,373)	769,885	—
State and municipal obligations	64,481	316	(65)	64,732	—
U.S. government and agencies obligations	211	46	—	257	—
Common stocks	2,238	3,396	(174)	5,460	2,886
Total	$6,250,447	$24,730	$(17,467)	$6,257,710	$2,889

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Description of Securities	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$3,192,055	$13,075	$(21,731)	$3,183,399	$209
Corporate debt securities	1,595,907	3,358	(4,188)	1,595,077	3
Commercial mortgage backed securities	500,170	1,348	(1,646)	499,872	—
Asset backed securities	629,277	1,357	(4,211)	626,423	—
State and municipal obligations	48,272	345	(107)	48,510	—
U.S. government and agencies obligations	376	44	—	420	—
Common stocks	2,448	4,384	(223)	6,609	2,668
Total	$5,968,505	$23,911	$(32,106)	$5,960,310	$2,880
(1) Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income (loss). Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.
As of June 30, 2017 and December 31, 2016, investment securities with a fair value of $83 thousand and $75 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.
As of June 30, 2017 and December 31, 2016, fixed maturity securities comprised approximately 94% and 95%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. As of June 30, 2017 and December 31, 2016, approximately $137.5 million and $148.4 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC, using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	June 30, 2017			December 31, 2016
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$3,704,050	$3,707,441	59%	$3,084,275	$3,080,096	52%
AA	402,210	401,762	6	278,147	277,010	5
A	739,843	738,826	12	705,520	702,031	12
BBB	1,366,784	1,368,602	22	1,755,986	1,754,223	29
Below investment grade	35,322	35,619	1	142,129	140,341	2
Total fixed maturities	$6,248,209	$6,252,250	100%	$5,966,057	$5,953,701	100%
As of June 30, 2017 and December 31, 2016, approximately 46% and 57%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	June 30, 2017
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	57	$803,888	$(4,194)	106	$761,056	$(6,337)	163	$1,564,944	$(10,531)
Corporate debt securities	50	586,659	(2,519)	2	12,948	(34)	52	599,607	(2,553)
Commercial mortgage backed securities	23	163,218	(1,623)	3	16,793	(148)	26	180,011	(1,771)
Asset backed securities	27	277,478	(1,700)	9	44,688	(673)	36	322,166	(2,373)
State and municipal obligations	9	18,739	(65)	—	—	—	9	18,739	(65)
Common stocks	—	—	—	3	653	(174)	3	653	(174)
Total	166	$1,849,982	$(10,101)	123	$836,138	$(7,366)	289	$2,686,120	$(17,467)

Description of Securities	December 31, 2016
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	74	$1,116,318	$(6,009)	131	$847,998	$(15,722)	205	$1,964,316	$(21,731)
Corporate debt securities	59	676,198	(3,945)	7	57,535	(243)	66	733,733	(4,188)
Commercial mortgage backed securities	24	205,284	(1,365)	4	32,547	(281)	28	237,831	(1,646)
Asset backed securities	28	273,193	(2,312)	16	174,793	(1,899)	44	447,986	(4,211)
State and municipal obligations	8	17,308	(107)	—	—	—	8	17,308	(107)
Common stocks	—	—	—	3	605	(223)	3	605	(223)
Total	193	$2,288,301	$(13,738)	161	$1,113,478	$(18,368)	354	$3,401,779	$(32,106)
As part of ACC’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is attributable to tighter credit spreads.
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on available-for-sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Beginning balance	$46,715	$46,486	$46,522	$51,966
Reductions for securities sold during the period (realized)	(46,715)	—	(46,715)	(5,550)
Credit losses for which an other-than-temporary impairment was previously recognized	—	—	193	70
Ending balance	$—	$46,486	$—	$46,486
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss):

	Net Unrealized Investment Gains (Losses)	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance at January 1, 2016	$(29,858)	$11,050	$(18,808)
Net unrealized securities gains arising during the period (1)	28,892	(10,711)	18,181
Reclassification of losses included in net income	969	(339)	630
Balance at June 30, 2016	$3	$—	$3	(2)

Balance at January 1, 2017	$(8,195)	$3,030	$(5,165)
Net unrealized securities gains arising during the period (1)	24,349	(8,826)	15,523
Reclassification of gains included in net income	(8,891)	3,112	(5,779)
Balance at June 30, 2017	$7,263	$(2,684)	$4,579	(2)
(1) Net unrealized securities gains (losses) arising during the period include other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Includes $1.9 million and $0.1 million of noncredit related impairments on securities and net unrealized securities gains (losses) on previously impaired securities as of June 30, 2017 and 2016, respectively.
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Gross realized gains	$9,212	$233	$11,107	$258
Gross realized losses	(2,023)	—	(2,023)	(1,157)
Other-than-temporary impairments	—	—	(193)	(70)
Total	$7,189	$233	$8,891	$(969)
Other-than-temporary impairments for the six months ended June 30, 2017 and 2016 are related to credit losses on non-agency residential mortgage backed securities.
Available-for-Sale securities by contractual maturity as of June 30, 2017 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$728,548	$728,877
Due after one year through five years	839,525	839,896
Due after five years through 10 years	4,987	5,080
Due after 10 years	211	258
	1,573,271	1,574,111
Residential mortgage backed securities	3,381,979	3,384,506
Commercial mortgage backed securities	523,948	523,748
Asset backed securities	769,011	769,885
Common stocks	2,238	5,460
Total	$6,250,447	$6,257,710
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
Allowance for Loan Losses
The following table presents a rollforward of the allowance for loan losses for commercial mortgage loans and syndicated loans for the six months ended and the ending balance of the allowance for loan losses by impairment method:

	June 30,
	2017	2016
	(in thousands)
Beginning balance	$3,283	$3,964
Provisions	—	—
Ending balance	$3,283	$3,964

Individually evaluated for impairment	$—	$—
Collectively evaluated for impairment	3,283	3,964
The recorded investment in commercial mortgage loans and syndicated loans by impairment method was as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Individually evaluated for impairment	$—	$1,550
Collectively evaluated for impairment	194,044	175,548
Total	$194,044	$177,098
As of June 30, 2017 and December 31, 2016, ACC’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was nil and $1.6 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to ACC’s total loan balance.
During the three months and six months ended June 30, 2017, ACC purchased $12.9 million and $28.7 million, respectively, of syndicated loans. During the three months and six months ended June 30, 2016, ACC purchased $5.3 million and $6.6 million, respectively, of syndicated loans. During the three months and six months ended June 30, 2017, ACC sold $1.1 million and $1.2 million, respectively, of syndicated loans. There were no sales of financing receivables during the three months and six months ended June 30, 2016.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were nil as of both June 30, 2017 and December 31, 2016. All loans were considered to be performing.
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were nil and 1.8% of total commercial mortgage loans as of June 30, 2017 and December 31, 2016, respectively. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, ACC reviews the concentrations of credit risk by region and property type.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(in thousands)
East North Central	$2,897	$3,043	3%	4%
East South Central	5,203	5,509	5	6
Middle Atlantic	10,388	10,881	11	12
Mountain	8,462	5,850	9	7
New England	7,321	7,424	8	9
Pacific	23,507	16,511	25	19
South Atlantic	23,822	23,846	25	27
West North Central	6,983	7,253	7	8
West South Central	6,767	7,174	7	8
	95,350	87,491	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$93,009	$85,150
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(in thousands)
Apartments	$16,612	$16,527	17%	19%
Industrial	23,821	16,637	25	19
Mixed use	4,776	4,968	5	6
Office	6,373	6,551	7	7
Retail	33,240	31,500	35	36
Hotel	860	941	1	1
Other	9,668	10,367	10	12
	95,350	87,491	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$93,009	$85,150
Syndicated Loans
The recorded investment in syndicated loans as of June 30, 2017 and December 31, 2016 was $98.7 million and $89.6 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans as of both June 30, 2017 and December 31, 2016 were nil.
Troubled Debt Restructurings
There were no loans restructured by ACC during the three months and six months ended months ended June 30, 2017 and 2016. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

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
Valuation Hierarchy
ACC categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by ACC’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$176,033	$—	$176,033
Available-for-Sale securities:
Residential mortgage backed securities	—	3,302,292	82,214	3,384,506
Corporate debt securities	—	1,365,800	143,322	1,509,122
Commercial mortgage backed securities	—	523,748	—	523,748
Asset backed securities	—	766,836	3,049	769,885
State and municipal obligations	—	64,732	—	64,732
U.S. government and agencies obligations	257	—	—	257
Common stocks	1,325	3,867	268	5,460
Total Available-for-Sale securities	1,582	6,027,275	228,853	6,257,710
Equity derivative contracts	1	42,912	—	42,913
Total assets at fair value	$1,583	$6,246,220	$228,853	$6,476,656

Liabilities
Stock market certificate embedded derivatives	$—	$8,263	$—	$8,263
Equity derivative contracts	—	36,482	—	36,482
Total liabilities at fair value	$—	$44,745	$—	$44,745

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$111,385	$—	$111,385
Available-for-Sale securities:
Residential mortgage backed securities	—	3,030,216	153,183	3,183,399
Corporate debt securities	—	1,440,921	154,156	1,595,077
Commercial mortgage backed securities	—	499,872	—	499,872
Asset backed securities	—	595,635	30,788	626,423
State and municipal obligations	—	48,510	—	48,510
U.S. government and agencies obligations	420	—	—	420
Common stocks	2,416	3,476	717	6,609
Total Available-for-Sale securities	2,836	5,618,630	338,844	5,960,310
Equity derivative contracts	—	45,098	—	45,098
Total assets at fair value	$2,836	$5,775,113	$338,844	$6,116,793

Liabilities
Stock market certificate embedded derivatives	$—	$8,183	$—	$8,183
Equity derivative contracts	6	38,313	—	38,319
Total liabilities at fair value	$6	$46,496	$—	$46,502
The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities				Total
	Residential Mortgage Backed Securities	Corporate Debt Securities	Asset Backed Securities	Common Stocks
	(in thousands)
Balance, April 1, 2017	$158,722	$158,523	$—	$3,813	$321,058
Total gains (losses) included in:
Net income	72	(123)	2	—	(49)	(1)
Other comprehensive income	164	(78)	10	9	105
Settlements	(11,611)	(15,000)	—	—	(26,611)
Transfers into Level 3	—	—	3,037	161	3,198
Transfers out of Level 3	(65,133)	—	—	(3,715)	(68,848)
Balance, June 30, 2017	$82,214	$143,322	$3,049	$268	$228,853

Changes in unrealized gains (losses) relating to assets held at June 30, 2017	$72	$(122)	$2	$—	$(48)	(1)

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities				Total
	Residential Mortgage Backed Securities	Corporate Debt Securities	Asset Backed Securities	Common Stocks
	(in thousands)
Balance, April 1, 2016	$155,010	$167,690	$20,320	$74	$343,094
Total gains (losses) included in:
Net income	181	(177)	42	—	46	(1)
Other comprehensive income	1,682	654	(63)	—	2,273
Purchases	—	—	15,000	—	15,000
Settlements	(19,764)	(15,000)	—	—	(34,764)
Balance, June 30, 2016	$137,109	$153,167	$35,299	$74	$325,649

Changes in unrealized gains (losses) relating to assets held at June 30, 2016	$181	$(143)	$42	—	$80	(1)

	Available-for-Sale Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Asset Backed Securities	Common Stocks	Total
	(in thousands)
Balance, January 1, 2017	$153,183	$154,156	$30,788	$717	$338,844
Total gains (losses) included in:
Net income	88	(224)	2	65	(69)	(2)
Other comprehensive income	162	(277)	10	228	123
Purchases	65,138	12,167	—	—	77,305
Sales	—	—	—	(151)	(151)
Settlements	(21,395)	(22,500)	—	—	(43,895)
Transfers into Level 3	—	—	3,037	3,568	6,605
Transfers out of Level 3	(114,962)	—	(30,788)	(4,159)	(149,909)
Balance, June 30, 2017	$82,214	$143,322	$3,049	$268	$228,853

Changes in unrealized gains (losses) relating to assets held at June 30, 2017	$93	$(221)	$2	$—	$(126)	(1)

	Available-for-Sale Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Asset Backed Securities	Common Stocks	Total
	(in thousands)
Balance, January 1, 2016	$196,334	$190,304	$29,515	$229	$416,382
Total gains (losses) included in:
Net income	346	(1,519)	56	—	(1,117)	(3)
Other comprehensive income	(1,370)	2,382	(62)	—	950
Purchases	—	—	15,789	—	15,789
Settlements	(33,602)	(38,000)	—	—	(71,602)
Transfers out of Level 3	(24,599)	—	(9,999)	(155)	(34,753)
Balance, June 30, 2016	$137,109	$153,167	$35,299	$74	$325,649

Changes in unrealized gains (losses) relating to assets held at June 30, 2016	$346	$(285)	$56	$—	$117	(1)
(1) Included in investment income in the Consolidated Statements of Operations.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(2) Represents a $134 thousand loss included in investment income and a $65 thousand gain included in net realized gain on investments in the Consolidated Statements of Operations.
(3) Represents a $1.1 million loss included in net realized loss on investments and a $19 thousand gain included in investment income in the Consolidated Statements of Operations.
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets:

	June 30, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$143,319	Discounted cash flow	Yield/spread to U.S. Treasuries	0.8% - 2.0%	1.0%

	December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$154,153	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9% - 1.7%	1.1%
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
Derivatives
The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of June 30, 2017 and December 31, 2016. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
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

	June 30, 2017
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$97,752	$—	$88,158	$9,937	$98,095
Commercial mortgage loans	93,009	—	—	94,624	94,624
Certificate loans	486	—	486	—	486
Financial Liabilities
Certificate reserves	$6,223,939	$—	$—	$6,211,845	$6,211,845

	December 31, 2016
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$88,665	$—	$85,368	$4,516	$89,884
Commercial mortgage loans	85,150	—	—	86,327	86,327
Certificate loans	549	—	549	—	549
Financial Liabilities
Certificate reserves	$5,926,868	$—	$—	$5,913,672	$5,913,672
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	June 30, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$42,912	$—	$42,912	$(36,482)	$(6,430)	$—
Exchange-traded	1	—	1	—	—	1
Total	$42,913	$—	$42,913	$(36,482)	$(6,430)	$1

	December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$45,098	$—	$45,098	$(38,313)	$(6,785)	$—
Total	$45,098	$—	$45,098	$(38,313)	$(6,785)	$—
 (1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	June 30, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$36,482	$—	$36,482	$(36,482)	$—	$—
Total	$36,482	$—	$36,482	$(36,482)	$—	$—

	December 31, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$38,313	$—	$38,313	$(38,313)	$—	$—
Exchange-traded	6	—	6	—	—	6
Total	$38,319	$—	$38,319	$(38,313)	$—	$6
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
ACC uses derivatives as economic hedges of equity risk related to stock market certificates (“SMC”). ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	June 30, 2017			December 31, 2016
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Equity contracts(1)	$890,775	$42,913	$36,482	$911,871	$45,098	$38,319
Embedded derivatives
Stock market certificates(2)	N/A	—	8,263	N/A	—	8,183
Total derivatives	$890,775	$42,913	$44,745	$911,871	$45,098	$46,502
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Equity contracts
Stock market certificates	Net provision for certificate reserves	$693	$103	$2,019	$(431)
Stock market certificates embedded derivatives	Net provision for certificate reserves	(601)	(486)	(1,865)	4
Total		$92	$(383)	$154	$(427)
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
Ameriprise Step-Up Rate Certificates (“SRC”) offer the ability to step up to a higher crediting rate based upon the then-current rate for a new SRC with the same term. ACC does not currently hedge the interest rate risk related to the SRC product. The SRC product contains an embedded derivative which was not material as of June 30, 2017 and December 31, 2016.
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

9.  Shareholder’s Equity
The following table provides information related to amounts reclassified from accumulated other comprehensive income (loss):

Accumulated Other Comprehensive Income (Loss) Reclassification	Location of (Gain) Loss Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Unrealized net losses (gains) on Available-for-Sale securities	Net realized gain (loss) on investments	$(7,189)	$(233)	$(8,891)	$969
Tax expense (benefit)	Income tax expense (benefit)	2,516	82	3,112	(339)
Net of tax		$(4,673)	$(151)	$(5,779)	$630
During the three months and six months ended June 30, 2017, ACC received cash contribution from Ameriprise Financial of nil and $5 million, respectively. During the three months and six months ended June 30, 2016, ACC received cash contribution from Ameriprise Financial of $7 million and $19 million, respectively. ACC received these contributions to maintain compliance with capital requirements due to growth of the business, and these contributions were outside of the Capital Support Agreement between Ameriprise Financial and ACC. See additional discussion on the Capital Support Agreement in ACC’s 2016 10-K.
10.  Income Taxes
The effective tax rate was 35.6% and 32.3% for the three months ended June 30, 2017 and 2016, respectively. The effective tax rate was 36.6% and 34.3% for the six months ended June 30, 2017 and 2016, respectively. The higher effective tax rate for the three and six months ended June 30, 2017 compared to June 30, 2016 is mainly due to a decrease in expense for unrecognized tax benefits in the prior year periods.
ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of both June 30, 2017 and December 31, 2016.
As of June 30, 2017 and December 31, 2016, ACC had $2.3 million and $2.5 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $1.5 million and $1.6 million, net of federal tax benefits, of the unrecognized tax benefits as of June 30, 2017 and December 31, 2016, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. ACC estimates that the total amount of gross unrecognized tax benefits may decrease by $600 thousand to $700 thousand in the next 12 months primarily due to resolution of audits and statute expirations.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized a net decrease of $134 thousand and $118 thousand in interest and penalties for the three months and six months ended June 30, 2017, respectively. ACC recognized a net decrease of $142 thousand and $1.4 million in interest and penalties for the three months and six months ended June 30, 2016, respectively. As of June 30, 2017 and December 31, 2016, ACC had a payable of $132 thousand and $250 thousand, respectively, related to accrued interest and penalties.
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
Results of Operations for the Six Months Ended June 30, 2017 and 2016
ACC’s net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income trends occur largely due to changes in returns on ACC’s investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles (“GAAP”).
Net income increased $8.9 million, or 59%, to $24.0 million for the six months ended June 30, 2017 compared to $15.1 million for the prior year period due to higher investment income and net realized gains on investments in the current year period compared to net realized losses on investments in the prior year period, partially offset by higher net provision for certificate reserves, investment expenses, and income tax expense.
Investment income increased $12.2 million, or 22%, to $68.1 million for the six months ended June 30, 2017 compared to $55.9 million for the prior year period reflecting higher average investment balances from certificate net inflows and an increase in the invested assets rate.
Investment expenses increased $2.6 million, or 16%, to $18.4 million for the six months ended June 30, 2017 compared to $15.8 million for the prior year period primarily due to higher investment advisory, distribution, and transfer agent fees.
Net provision for certificate reserves increased $4.5 million, or 28%, to $20.7 million for the six months ended June 30, 2017 compared to $16.2 million for the prior year period due to higher average certificate balances from certificate net inflows and higher client crediting rates.
Net realized gain on investments before income taxes was $8.9 million for the six months ended June 30, 2017 compared to net realized loss on investments of $1.0 million for the prior year period. Net realized gain on investments for the six months ended June 30, 2017 included net realized gains from sales, tenders and calls of Available-for-Sale securities of $9.1 million primarily due to the sale of non-agency residential mortgage backed securities as well as common stock, partially offset by other-than-temporary impairments of $0.2 million. Net realized loss on investments for the six months ended June 30, 2016 included net realized losses from sales, tenders and calls of Available-for-Sale securities of $0.9 million and other-than-temporary impairments of $0.1 million. The other-than-temporary impairments for both periods related to credit losses on non-agency residential mortgage backed securities.
The effective tax rate was 36.6% for the six months ended June 30, 2017 compared to 34.3% for the prior year period.

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
ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2017.
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

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date:	August 2, 2017	By	/s/ Abu M. Arif
Abu M. Arif
Chief Executive Officer

Date:	August 2, 2017	By	/s/ Janet C. Langner
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