Form 10-Q
period 2017-09-30
AMERIPRISE CERTIFICATE CO
filed 2017-11-01
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2017
Common Shares (par value $10 per share)	150,000 shares
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY

FORM 10-Q

AMERIPRISE CERTIFICATE COMPANY

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Investment income	$37,890	$29,130	$106,014	$85,065
Investment expenses	9,489	8,308	27,913	24,143
Net investment income before provision for certificate reserves and income taxes	28,401	20,822	78,101	60,922
Net provision for certificate reserves	11,701	11,505	32,403	27,706
Net investment income before income taxes	16,700	9,317	45,698	33,216
Income tax expense	5,479	3,344	16,225	11,550
Net investment income, after-tax	11,221	5,973	29,473	21,666

Net realized gain (loss) on investments before income taxes	(43)	1,031	8,854	62
Income tax expense (benefit)	(15)	360	3,099	21
Net realized gain (loss) on investments, after-tax	(28)	671	5,755	41
Net income	$11,193	$6,644	$35,228	$21,707

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$—	$—	$—
Portion of loss recognized in other comprehensive income (loss) (before taxes)	—	(1)	(193)	(71)
Net impairment losses recognized in net realized gain (loss) on investments	$—	$(1)	$(193)	$(71)
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net income	$11,193	$6,644	$35,228	$21,707
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	587	4,631	16,110	22,812
Reclassification of net securities (gains) losses included in net income	37	(671)	(5,742)	(41)
Total other comprehensive income (loss), net of tax	624	3,960	10,368	22,771
Total comprehensive income	$11,817	$10,604	$45,596	$44,478
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2017	December 31, 2016
	(in thousands, except share amounts)
Assets
Qualified Assets
Cash and cash equivalents	$190,333	$134,189
Investments in unaffiliated issuers	6,605,184	6,134,674
Receivables	37,846	29,775
Derivative assets	45,538	45,098
Total qualified assets	6,878,901	6,343,736
Deferred taxes, net	45	492
Total assets	$6,878,946	$6,344,228

Liabilities and Shareholder's Equity
Liabilities
Certificate reserves	$6,373,076	$5,935,051
Taxes payable to parent	6,183	3,505
Derivative liabilities	38,819	38,319
Payable for investment securities purchased	58,275	6,969
Due to related party and other liabilities	31,205	34,592
Total liabilities	6,507,558	6,018,436

Shareholder's Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	252,517	247,517
Total retained earnings	112,168	81,940
Accumulated other comprehensive income (loss), net of tax	5,203	(5,165)
Total shareholder's equity	371,388	325,792
Total liabilities and shareholder's equity	$6,878,946	$6,344,228
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
				Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Un-appropriated
	(in thousands, except share data)
Balance at January 1, 2016	150,000	$1,500	$214,517	$8	$15	$53,590	$(18,808)	$250,822
Comprehensive income:
Net income	—	—	—	—	—	21,707	—	21,707
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	22,771	22,771
Total comprehensive income								44,478
Transfer from appropriated to unappropriated	—	—	—	(8)	—	8	—	—
Receipt of capital from parent	—	—	25,000	—	—	—	—	25,000
Balance at September 30, 2016	150,000	$1,500	$239,517	$—	$15	$75,305	$3,963	$320,300

Balance at January 1, 2017	150,000	$1,500	$247,517	$—	$15	$81,925	$(5,165)	$325,792
Comprehensive income:
Net income	—	—	—	—	—	35,228	—	35,228
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	10,368	10,368
Total comprehensive income								45,596
Dividend to parent	—	—	—	—	—	(5,000)	—	(5,000)
Receipt of capital from parent	—	—	5,000	—	—	—	—	5,000
Balance at September 30, 2017	150,000	$1,500	$252,517	$—	$15	$112,153	$5,203	$371,388
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash Flows from Operating Activities
Net income	$35,228	$21,707
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, accretion of discounts, net	16,714	17,622
Deferred income tax expense (benefit)	(50)	(27)
Net realized (gain) loss on Available-for-Sale securities	(9,026)	(133)
Other net realized (gain) loss	(21)	—
Other-than-temporary impairments and provision for loan loss	193	71
Changes in operating assets and liabilities:
Dividends and interest receivable	(4,418)	(4,707)
Certificate reserves, net	1,258	3,986
Deferred taxes, net	(5,583)	(12,261)
Taxes payable to/receivable from parent, net	2,678	4,000
Derivatives, net of collateral	(809)	(87)
Other liabilities	(2,782)	3,398
Other receivables	(25)	(12)
Other, net	277	(36)
Net cash provided by (used in) operating activities	33,634	33,521

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	90,498	7,036
Maturities, redemptions and calls	1,495,221	1,173,295
Purchases	(1,987,024)	(2,017,710)
Syndicated loans, commercial mortgage loans and real estate owned:
Sales, maturities and repayments	32,423	46,331
Purchases and fundings	(45,447)	(17,085)
Certificate loans, net	72	146
Net cash provided by (used in) investing activities	(414,257)	(807,987)

Cash Flows from Financing Activities
Payments from certificate holders and other additions	3,594,855	3,183,717
Certificate maturities and cash surrenders	(3,158,088)	(2,376,283)
Capital contribution from parent	5,000	25,000
Dividend to parent	(5,000)	—
Net cash provided by (used in) financing activities	436,767	832,434

Net increase (decrease) in cash and cash equivalents	56,144	57,968
Cash and cash equivalents at beginning of period	134,189	137,557
Cash and cash equivalents at end of period	$190,333	$195,525

Supplemental disclosures including non-cash transactions:
Cash paid for income taxes	$13,359	$17,827
Cash paid for interest	34,815	25,413
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
Future Adoption of New Accounting Standards
Derivatives and Hedging – Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB updated the accounting standards to amend the hedge accounting recognition and presentation requirements. The objectives of the update are to better align the financial reporting of hedging relationships to the economic results of an entity’s risk management activities and simplify the application of the hedge accounting guidance. The update also adds new disclosures and amends existing disclosure requirements. The standard is effective for interim and annual periods beginning after December 15, 2018, and should be applied on a modified retrospective basis. Early adoption is permitted. ACC is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.
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
3.  Investments
Investments in unaffiliated issuers were as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Available-for-Sale securities:
Fixed maturities, at fair value (amortized cost: 2017, $6,404,740; 2016, $5,966,057)	$6,409,626	$5,953,701
Common stocks, at fair value (cost: 2017, $2,238; 2016, $2,448)	5,606	6,609
Commercial mortgage loans and syndicated loans, at cost (less allowance for loan losses: 2017, $3,283; 2016, $3,283; fair value: 2017, $190,941; 2016, $176,211)	189,475	173,815
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	477	549
Total	$6,605,184	$6,134,674
Available-for-Sale securities distributed by type were as follows:

Description of Securities	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$3,308,646	$11,956	$(9,870)	$3,310,732	$—
Corporate debt securities	1,485,293	3,035	(2,003)	1,486,325	3
Commercial mortgage backed securities	758,495	1,497	(2,057)	757,935	—
Asset backed securities	789,850	3,901	(1,766)	791,985	—
State and municipal obligations	62,245	250	(103)	62,392	—
U.S. government and agencies obligations	211	46	—	257	—
Common stocks	2,238	3,546	(178)	5,606	2,917
Total	$6,406,978	$24,231	$(15,977)	$6,415,232	$2,920

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Description of Securities	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$3,192,055	$13,075	$(21,731)	$3,183,399	$209
Corporate debt securities	1,595,907	3,358	(4,188)	1,595,077	3
Commercial mortgage backed securities	500,170	1,348	(1,646)	499,872	—
Asset backed securities	629,277	1,357	(4,211)	626,423	—
State and municipal obligations	48,272	345	(107)	48,510	—
U.S. government and agencies obligations	376	44	—	420	—
Common stocks	2,448	4,384	(223)	6,609	2,668
Total	$5,968,505	$23,911	$(32,106)	$5,960,310	$2,880
(1) Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income (loss). Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.
As of September 30, 2017 and December 31, 2016, investment securities with a fair value of $79 thousand and $75 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.
As of September 30, 2017 and December 31, 2016, fixed maturity securities comprised approximately 94% and 95%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. As of September 30, 2017 and December 31, 2016, approximately $138.5 million and $148.4 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC, using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	September 30, 2017			December 31, 2016
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$3,993,445	$3,995,886	62%	$3,084,275	$3,080,096	52%
AA	404,685	405,144	6	278,147	277,010	5
A	727,774	726,882	11	705,520	702,031	12
BBB	1,246,724	1,249,367	20	1,755,986	1,754,223	29
Below investment grade	32,112	32,347	1	142,129	140,341	2
Total fixed maturities	$6,404,740	$6,409,626	100%	$5,966,057	$5,953,701	100%
As of September 30, 2017 and December 31, 2016, approximately 44% and 57%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	September 30, 2017
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	69	$901,209	$(3,769)	87	$646,258	$(6,101)	156	$1,547,467	$(9,870)
Corporate debt securities	38	461,237	(1,308)	12	139,242	(695)	50	600,479	(2,003)
Commercial mortgage backed securities	24	218,953	(1,655)	7	29,636	(402)	31	248,589	(2,057)
Asset backed securities	23	270,138	(1,113)	10	42,321	(653)	33	312,459	(1,766)
State and municipal obligations	11	27,143	(57)	3	4,524	(46)	14	31,667	(103)
Common stocks	—	—	—	3	650	(178)	3	650	(178)
Total	165	$1,878,680	$(7,902)	122	$862,631	$(8,075)	287	$2,741,311	$(15,977)

Description of Securities	December 31, 2016
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	74	$1,116,318	$(6,009)	131	$847,998	$(15,722)	205	$1,964,316	$(21,731)
Corporate debt securities	59	676,198	(3,945)	7	57,535	(243)	66	733,733	(4,188)
Commercial mortgage backed securities	24	205,284	(1,365)	4	32,547	(281)	28	237,831	(1,646)
Asset backed securities	28	273,193	(2,312)	16	174,793	(1,899)	44	447,986	(4,211)
State and municipal obligations	8	17,308	(107)	—	—	—	8	17,308	(107)
Common stocks	—	—	—	3	605	(223)	3	605	(223)
Total	193	$2,288,301	$(13,738)	161	$1,113,478	$(18,368)	354	$3,401,779	$(32,106)
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
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on available-for-sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Beginning balance	$—	$46,486	$46,522	$51,966
Reductions for securities sold during the period (realized)	—	—	(46,715)	(5,550)
Credit losses for which an other-than-temporary impairment was previously recognized	—	1	193	71
Ending balance	$—	$46,487	$—	$46,487
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss):

	Net Unrealized Investment Gains (Losses)	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance at January 1, 2016	$(29,858)	$11,050	$(18,808)
Net unrealized securities gains (losses) arising during the period (1)	36,209	(13,397)	22,812
Reclassification of (gains) losses included in net income	(62)	21	(41)
Balance at September 30, 2016	$6,289	$(2,326)	$3,963	(2)

Balance at January 1, 2017	$(8,195)	$3,030	$(5,165)
Net unrealized securities gains (losses) arising during the period (1)	25,282	(9,172)	16,110
Reclassification of (gains) losses included in net income	(8,833)	3,091	(5,742)
Balance at September 30, 2017	$8,254	$(3,051)	$5,203	(2)
(1) Net unrealized securities gains (losses) arising during the period include other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Includes $1.9 million and $1.2 million of noncredit related impairments on securities and net unrealized securities gains (losses) on previously impaired securities as of September 30, 2017 and 2016, respectively.
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Gross realized gains	$—	$1,032	$11,107	$1,290
Gross realized losses	(58)	—	(2,081)	(1,157)
Other-than-temporary impairments	—	(1)	(193)	(71)
Total	$(58)	$1,031	$8,833	$62
Other-than-temporary impairments for the nine months ended September 30, 2017 and the three months and nine months ended September 30, 2016 are related to credit losses on non-agency residential mortgage backed securities.
Available-for-Sale securities by contractual maturity as of September 30, 2017 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$701,031	$701,294
Due after one year through five years	841,519	842,377
Due after five years through 10 years	4,988	5,046
Due after 10 years	211	257
	1,547,749	1,548,974
Residential mortgage backed securities	3,308,646	3,310,732
Commercial mortgage backed securities	758,495	757,935
Asset backed securities	789,850	791,985
Common stocks	2,238	5,606
Total	$6,406,978	$6,415,232
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
Allowance for Loan Losses
The following table presents a rollforward of the allowance for loan losses for commercial mortgage loans and syndicated loans for the nine months ended and the ending balance of the allowance for loan losses by impairment method:

	September 30,
	2017	2016
	(in thousands)
Beginning balance	$3,283	$3,964
Charge-offs	—	(209)
Provisions	—	—
Ending balance	$3,283	$3,755

Individually evaluated for impairment	$—	$—
Collectively evaluated for impairment	3,283	3,755
The recorded investment in commercial mortgage loans and syndicated loans by impairment method was as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Individually evaluated for impairment	$309	$1,550
Collectively evaluated for impairment	192,449	175,548
Total	$192,758	$177,098
As of September 30, 2017 and December 31, 2016, ACC’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was nil and $1.6 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to ACC’s total loan balance.
During the three months and nine months ended September 30, 2017, ACC purchased $4.3 million and $33.0 million, respectively, of syndicated loans. During the three months and nine months ended September 30, 2016, ACC purchased $4.4 million and $11.0 million, respectively, of syndicated loans. During the three months and nine months ended September 30, 2017, ACC sold $2.3 million and $3.5 million, respectively, of syndicated loans. There were no sales of financing receivables during the three months and nine months ended September 30, 2016.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $309 thousand and nil as of September 30, 2017 and December 31, 2016, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were nil and 1.8% of total commercial mortgage loans as of September 30, 2017 and December 31, 2016, respectively. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, ACC reviews the concentrations of credit risk by region and property type.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(in thousands)
East North Central	$6,123	$3,043	6%	4%
East South Central	5,048	5,509	5	6
Middle Atlantic	10,138	10,881	10	12
Mountain	8,313	5,850	9	7
New England	7,264	7,424	8	9
Pacific	22,949	16,511	24	19
South Atlantic	23,455	23,846	24	27
West North Central	6,845	7,253	7	8
West South Central	6,562	7,174	7	8
	96,697	87,491	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$94,356	$85,150
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(in thousands)
Apartments	$16,438	$16,527	17%	19%
Industrial	23,430	16,637	24	19
Mixed use	4,678	4,968	5	6
Office	6,283	6,551	6	7
Retail	35,735	31,500	37	36
Hotel	819	941	1	1
Other	9,314	10,367	10	12
	96,697	87,491	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$94,356	$85,150
Syndicated Loans
The recorded investment in syndicated loans as of September 30, 2017 and December 31, 2016 was $96.1 million and $89.6 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans as of September 30, 2017 and December 31, 2016 were $309 thousand and nil, respectively. The nonperforming syndicated loans at September 30, 2017 represents less than 1% of total syndicated loans.
Troubled Debt Restructurings
There were no loans restructured by ACC during the three months and nine months ended months ended September 30, 2017. During the three months and nine months ended September 30, 2016, ACC restructured two syndicated loans and received one loan and common stock in exchange with a recorded investment of $156 thousand. The troubled debt restructuring did not have a material impact to ACC’s allowance for loan losses or income recognized for the three months and nine months ended September 30, 2016. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

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
Valuation Hierarchy
ACC categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by ACC’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$144,884	$—	$144,884
Available-for-Sale securities:
Residential mortgage backed securities	—	3,234,526	76,206	3,310,732
Corporate debt securities	—	1,364,785	121,540	1,486,325
Commercial mortgage backed securities	—	727,935	30,000	757,935
Asset backed securities	—	778,798	13,187	791,985
State and municipal obligations	—	62,392	—	62,392
U.S. government and agencies obligations	257	—	—	257
Common stocks	1,420	4,044	142	5,606
Total Available-for-Sale securities	1,677	6,172,480	241,075	6,415,232
Equity derivative contracts	6	45,532	—	45,538
Total assets at fair value	$1,683	$6,362,896	$241,075	$6,605,654

Liabilities
Stock market certificate embedded derivatives	$—	$8,721	$—	$8,721
Equity derivative contracts	—	38,819	—	38,819
Total liabilities at fair value	$—	$47,540	$—	$47,540

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$111,385	$—	$111,385
Available-for-Sale securities:
Residential mortgage backed securities	—	3,030,216	153,183	3,183,399
Corporate debt securities	—	1,440,921	154,156	1,595,077
Commercial mortgage backed securities	—	499,872	—	499,872
Asset backed securities	—	595,635	30,788	626,423
State and municipal obligations	—	48,510	—	48,510
U.S. government and agencies obligations	420	—	—	420
Common stocks	2,416	3,476	717	6,609
Total Available-for-Sale securities	2,836	5,618,630	338,844	5,960,310
Equity derivative contracts	—	45,098	—	45,098
Total assets at fair value	$2,836	$5,775,113	$338,844	$6,116,793

Liabilities
Stock market certificate embedded derivatives	$—	$8,183	$—	$8,183
Equity derivative contracts	6	38,313	—	38,319
Total liabilities at fair value	$6	$46,496	$—	$46,502
The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities					Total
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks
	(in thousands)
Balance, July 1, 2017	$82,214	$143,322	$—	$3,049	$268	$228,853
Total gains (losses) included in:
Net income	5	(124)	—	1	—	(118)	(1)
Other comprehensive income (loss)	(57)	29	—	(9)	35	(2)
Purchases	—	1,313	30,000	—	—	31,313
Settlements	(7,682)	(23,000)	—	—	—	(30,682)
Transfers into Level 3	20,182	—	—	13,195	—	33,377
Transfers out of Level 3	(18,456)	—	—	(3,049)	(161)	(21,666)
Balance, September 30, 2017	$76,206	$121,540	$30,000	$13,187	$142	$241,075

Changes in unrealized gains (losses) relating to assets held at September 30, 2017	$5	$(124)	$—	$1	$—	$(118)	(1)

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities				Total
	Residential Mortgage Backed Securities	Corporate Debt Securities	Asset Backed Securities	Common Stocks
	(in thousands)
Balance, July 1, 2016	$137,109	$153,167	$35,299	$74	$325,649
Total gains (losses) included in:
Net income	114	(105)	45	—	54	(1)
Other comprehensive income (loss)	1,666	(27)	(67)	53	1,625
Purchases	37,386	—	12,500	—	49,886
Settlements	(12,042)	(4,000)	—	—	(16,042)
Transfers into Level 3	—	—	—	360	360
Transfers out of Level 3	—	—	(15,063)	—	(15,063)
Balance, September 30, 2016	$164,233	$149,035	$32,714	$487	$346,469

Changes in unrealized gains (losses) relating to assets held at September 30, 2016	$114	$(99)	$45	$—	$60	(1)

	Available-for-Sale Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in thousands)
Balance, January 1, 2017	$153,183	$154,156	$—	$30,788	$717	$338,844
Total gains (losses) included in:
Net income	94	(348)	—	2	64	(188)	(2)
Other comprehensive income (loss)	105	(249)	—	1	263	120
Purchases	65,138	13,481	30,000	—	—	108,619
Sales	—	—	—	—	(151)	(151)
Settlements	(29,077)	(45,500)	—	—	—	(74,577)
Transfers into Level 3	20,182	—	—	16,232	3,568	39,982
Transfers out of Level 3	(133,419)	—	—	(33,836)	(4,319)	(171,574)
Balance, September 30, 2017	$76,206	$121,540	$30,000	$13,187	$142	$241,075

Changes in unrealized gains (losses) relating to assets held at September 30, 2017	$(7)	$(345)	$—	$1	$—	$(351)	(1)

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Asset Backed Securities	Common Stocks	Total
	(in thousands)
Balance, January 1, 2016	$196,334	$190,304	$29,515	$229	$416,382
Total gains (losses) included in:
Net income	460	(1,624)	101	—	(1,063)	(3)
Other comprehensive income (loss)	296	2,355	(129)	53	2,575
Purchases	37,386	—	28,289	—	65,675
Settlements	(45,644)	(42,000)	—	—	(87,644)
Transfers into Level 3	—	—	—	360	360
Transfers out of Level 3	(24,599)	—	(25,062)	(155)	(49,816)
Balance, September 30, 2016	$164,233	$149,035	$32,714	$487	$346,469

Changes in unrealized gains (losses) relating to assets held at September 30, 2016	$460	$(295)	$101	$—	$266	(1)
(1) Included in investment income in the Consolidated Statements of Operations.
(2) Represents a $253 thousand loss included in investment income and a $65 thousand gain included in net realized gain (loss) on investments in the Consolidated Statements of Operations.
(3) Represents a $1.1 million loss included in net realized gain (loss) on investments and a $73 thousand gain included in investment income in the Consolidated Statements of Operations.
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets:

	September 30, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$121,537	Discounted cash flow	Yield/spread to U.S. Treasuries	0.8% - 1.2%	0.9%

	December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$154,153	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9% - 1.7%	1.1%
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
Available-for-Sale Securities
When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from third-party pricing services, non-binding broker quotes, or other model-based valuation techniques. Level 1 securities primarily include U.S. Treasuries and common stocks. Level 2 securities primarily include residential mortgage backed securities, corporate bonds, commercial mortgage backed securities, asset backed securities, state and municipal obligations and common stock. The fair value of these Level 2 securities is based on a market approach with prices obtained from third-party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes. Level 3 securities primarily include certain non-agency residential mortgage backed securities, corporate bonds, commercial mortgage backed securities, asset backed securities, and common stocks. The fair value of corporate bonds, non-agency residential mortgage backed securities and certain asset backed securities classified as Level 3 is typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to ACC. ACC’s privately placed corporate bonds are typically based on a single non-binding broker quote. In addition to the general pricing controls, ACC reviews the broker prices to ensure that the broker quotes are reasonable and, when available, compares prices of privately issued securities to public issues from the same issuer to ensure that the implicit illiquidity premium applied to the privately placed investment is reasonable considering investment characteristics, maturity, and average life of the investment.
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
Derivatives
The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of September 30, 2017 and December 31, 2016. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
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

	September 30, 2017
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$95,119	$—	$87,115	$8,198	$95,313
Commercial mortgage loans	94,356	—	—	95,628	95,628
Certificate loans	477	—	477	—	477

Financial Liabilities
Certificate reserves	$6,364,355	$—	$—	$6,351,068	$6,351,068

	December 31, 2016
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$88,665	$—	$85,368	$4,516	$89,884
Commercial mortgage loans	85,150	—	—	86,327	86,327
Certificate loans	549	—	549	—	549

Financial Liabilities
Certificate reserves	$5,926,868	$—	$—	$5,913,672	$5,913,672
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
Certificate Reserves
The fair value of investment certificate reserves is determined by discounting cash flows using discount rates that reflect current pricing for contracts with similar terms and characteristics, with adjustments for expense margin and ACC’s nonperformance risk specific to these liabilities. Given the use of significant unobservable inputs to this valuation, the measurement is classified as Level 3.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

6. Offsetting Assets and Liabilities
Certain derivative instruments are eligible for offset in the Consolidated Balance Sheets. ACC’s derivative instruments are subject to master netting and collateral arrangements and qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. ACC’s policy is to recognize amounts subject to master netting arrangements on a gross basis in the Consolidated Balance Sheets.
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	September 30, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$45,532	$—	$45,532	$(38,819)	$(6,283)	$430
Exchange-traded	6	—	6	—	—	6
Total	$45,538	$—	$45,538	$(38,819)	$(6,283)	$436

	December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$45,098	$—	$45,098	$(38,313)	$(6,785)	$—
Total	$45,098	$—	$45,098	$(38,313)	$(6,785)	$—
 (1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	September 30, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$38,819	$—	$38,819	$(38,819)	$—	$—
Total	$38,819	$—	$38,819	$(38,819)	$—	$—

	December 31, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$38,313	$—	$38,313	$(38,313)	$—	$—
Exchange-traded	6	—	6	—	—	6
Total	$38,319	$—	$38,319	$(38,313)	$—	$6
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
ACC uses derivatives as economic hedges of equity risk related to stock market certificates (“SMC”). ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	September 30, 2017			December 31, 2016
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Equity contracts(1)	$877,309	$45,538	$38,819	$911,871	$45,098	$38,319
Embedded derivatives
Stock market certificates(2)	N/A	—	8,721	N/A	—	8,183
Total derivatives	$877,309	$45,538	$47,540	$911,871	$45,098	$46,502
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
The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Equity contracts
Stock market certificates	Net provision for certificate reserves	$956	$1,475	$2,975	$1,044
Stock market certificates embedded derivatives	Net provision for certificate reserves	(1,024)	(1,338)	(2,889)	(1,334)
Total		$(68)	$137	$86	$(290)
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Ameriprise Step-Up Rate Certificates (“SRC”) offer the ability to step up to a higher crediting rate based upon the then-current rate for a new SRC with the same term. ACC does not currently hedge the interest rate risk related to the SRC product. The SRC product contains an embedded derivative which was not material as of September 30, 2017 and December 31, 2016.
Credit Risk
Credit risk associated with ACC’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, ACC has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting and collateral arrangements whenever practical. See Note 6 for additional information on ACC’s credit exposure related to derivative assets.
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
9.  Shareholder’s Equity
The following table provides information related to amounts reclassified from accumulated other comprehensive income (loss):

Accumulated Other Comprehensive Income (Loss) Reclassification	Location of (Gain) Loss Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Unrealized net (gains) losses on Available-for-Sale securities	Net realized gains (losses) on investments	$58	$(1,031)	$(8,833)	$(62)
Tax expense (benefit)	Income tax expense (benefit)	(21)	360	3,091	21
Net of tax		$37	$(671)	$(5,742)	$(41)
During the three months and nine months ended September 30, 2017, ACC received cash contributions from Ameriprise Financial of nil and $5 million, respectively. During the three months and nine months ended September 30, 2016, ACC received cash contributions from Ameriprise Financial of $6 million and $25 million, respectively. ACC received these contributions to maintain compliance with capital requirements due to growth of the business, and these contributions were outside of the Capital Support Agreement between Ameriprise Financial and ACC. See additional discussion on the Capital Support Agreement in ACC’s 2016 10-K.
During both the three months and nine months ended September 30, 2017, ACC paid dividends to Ameriprise Financial of $5 million. ACC did not pay any dividends to Ameriprise Financial during the three months and nine months ended September 30, 2016.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

10.  Income Taxes
The effective tax rate was 32.8% and 35.8% for the three months ended September 30, 2017 and 2016, respectively. The effective tax rate was 35.4% and 34.8% for the nine months ended September 30, 2017 and 2016, respectively. The lower effective tax rate for the three months ended September 30, 2017 compared to September 30, 2016 is mainly due to a benefit related to taxes applicable to prior years.
ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of both September 30, 2017 and December 31, 2016.
As of September 30, 2017 and December 31, 2016, ACC had $2.4 million and $2.5 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $1.6 million net of federal tax benefits, of the unrecognized tax benefits for both September 30, 2017 and December 31, 2016 would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. ACC estimates that the total amount of gross unrecognized tax benefits may decrease by $600 thousand to $700 thousand in the next 12 months primarily due to resolution of audits and statute expirations.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized a net increase of $18 thousand and a net decrease of $100 thousand in interest and penalties for the three months and nine months ended September 30, 2017, respectively. ACC recognized a net increase of $10 thousand and a net decrease of $1.4 million in interest and penalties for the three months and nine months ended September 30, 2016, respectively. As of September 30, 2017 and December 31, 2016, ACC had a payable of $150 thousand and $250 thousand, respectively, related to accrued interest and penalties.
ACC files income tax returns, as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial, in the U.S. federal jurisdiction, and various states jurisdictions. In the quarter, Ameriprise Financial received final cash settlements for resolution of the 2006 and 2011 audits. The IRS has completed its examination of the 2008 through 2010 tax returns and these years are effectively settled; however, the statutes of limitation, remain open for certain carryover adjustments. The IRS is currently auditing Ameriprise Financial’s U.S. income tax returns for 2012 through 2015. Ameriprise Financial’s or its subsidiaries’, including ACC’s, state income tax returns are currently under examination by various jurisdictions for years ranging from 2005 through 2015.

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
Results of Operations for the Nine Months Ended September 30, 2017 and 2016
ACC’s net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income trends occur largely due to changes in returns on ACC’s investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles (“GAAP”).
Net income increased $13.5 million, or 62%, to $35.2 million for the nine months ended September 30, 2017 compared to $21.7 million for the prior year period due to higher investment income and net realized gains on investments in the current year period, partially offset by higher income tax expense, net provision for certificate reserves, and investment expenses.
Investment income increased $20.9 million, or 25%, to $106.0 million for the nine months ended September 30, 2017 compared to $85.1 million for the prior year period reflecting higher average investment balances from certificate net inflows and an increase in the invested assets rate.
Investment expenses increased $3.8 million, or 16%, to $27.9 million for the nine months ended September 30, 2017 compared to $24.1 million for the prior year period primarily due to higher investment advisory, transfer agent, and distribution fees.
Net provision for certificate reserves increased $4.7 million, or 17%, to $32.4 million for the nine months ended September 30, 2017 compared to $27.7 million for the prior year period due to higher average certificate balances from certificate net inflows.
Net realized gain on investments before income taxes was $8.9 million for the nine months ended September 30, 2017 compared to net realized gain on investments of $0.1 million for the prior year period. Net realized gain on investments for the nine months ended September 30, 2017 included net realized gains from sales, tenders and calls of Available-for-Sale securities of $9.0 million primarily due to the sale of non-agency residential mortgage backed securities as well as common stock, partially offset by other-than-temporary impairments of $0.2 million. The other-than-temporary impairments for both periods related to credit losses on non-agency residential mortgage backed securities.
The effective tax rate was 35.4% for the nine months ended September 30, 2017 compared to 34.8% for the prior year period.

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
ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2017.
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

AMERIPRISE CERTIFICATE COMPANY

ITEM 6.  EXHIBITS
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

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date:	November 1, 2017	By	/s/ Abu M. Arif
Abu M. Arif
Chief Executive Officer

Date:	November 1, 2017	By	/s/ Janet C. Langner
Janet C. Langner
Chief Financial Officer