Form 10-K
period 2017-12-31
AMERIPRISE CERTIFICATE CO
filed 2018-02-23
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 30 OF THE INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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
(Check one):    Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☒    Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 22, 2018
Common Stock (par value $10 per share)	150,000 shares
All outstanding shares of the registrant are directly owned by Ameriprise Financial, Inc.
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY
FORM 10-K

PART I
Item 1.  Business
Overview
Ameriprise Certificate Company (“ACC”) was incorporated on October 28, 1977 under the laws of Delaware. Ameriprise Financial, Inc. (“Ameriprise Financial”), a Delaware corporation, owns 100% of the outstanding voting securities of ACC. Ameriprise Financial and its predecessor companies have a more than 120 year of history of providing solutions to help clients confidently achieve their financial objectives.
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
To ACC’s knowledge, ACC is the largest issuer of face-amount certificates in the United States. However, ACC’s certificate products compete with many other banking and investment products offered by banks, savings and loan associations, asset managers, broker-dealers and others, which may be viewed by potential clients as offering a comparable or superior combination of safety and return on investment. In particular, some of ACC’s products are designed to be competitive with the types of investments offered by banks and thrifts. Since ACC’s face-amount certificates are securities, their offer and sale are subject to regulation under federal and state securities laws. ACC’s certificates are backed by ACC’s qualified assets on deposit and are not insured by any governmental agency or other entity.
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

•	Twenty year maturity.

3.	Ameriprise Installment Certificate

•	Installment payment certificate that declares interest rates in advance for a three-month period.

•	Currently sold without a sales charge.

•	Currently premature surrenders incur surrender charges.

•	Available as qualified investments for IRAs, 401(k) plans, and other qualified retirement plans.

•	Current policy is to re-evaluate the certificate product interest crediting rates weekly to respond to marketplace changes.

•	As of the date of this report, ACC has a fixed rate of 0.80% for new sales.

•	Intended to help clients save systematically and may compete with passbook savings and NOW accounts.

•	Ten year maturity.

4.	Ameriprise Stock Market Certificate

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
Within the specified maturity periods, most certificates have interest crediting rate terms ranging from three to forty-eight months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at the end of a term. Currently offered ACC certificates (listed above), as well as certain certificates previously issued by ACC (not listed above), contain renewal features which enable certificate owners to renew their certificate term until certificate maturity. Accordingly, certificate products that are currently outstanding in their renewal periods or are exercised for renewal in the future are, and continue to be, liabilities of ACC until their redemption or maturity, whether or not such certificates are available for new sales. ACC guarantees the return of principal, as well as interest once it has been credited, less any penalties that apply, for each of the certificates offered.
Distribution and Marketing Channels
ACC’s certificates are offered solely by AFSI and sold pursuant to a distribution agreement which is terminable on sixty days’ notice and is subject to annual review and approval by ACC’s Board of Directors, including a majority of the directors who are not “interested persons” of AFSI or ACC as that term is defined in the 1940 Act. The distribution agreement provides for the payment of distribution fees to AFSI for services provided.

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
ACC has also entered into a written understanding with the Minnesota Department of Commerce, that ACC will maintain capital equal to at least 5% of the assets of ACC (less outstanding certificate loans). To the extent that payment of a dividend would decrease this ratio below the required 5%, payment of a dividend would be restricted. When computing its capital for these purposes, ACC values its assets on the basis of statutory accounting for insurance companies rather than U.S. generally accepted accounting principles (“GAAP”). ACC is subject to examination and supervision by the Minnesota Department of Commerce (Banking Division) and the SEC.
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
ACC’s investment products are sensitive to interest rate fluctuations and ACC’s future costs associated with such variations may differ from its historical costs. During periods of increasing market interest rates, ACC may offer higher crediting rates on existing face-amount certificates to remain competitive with other products in the market. Because returns on invested assets may not increase as quickly as current interest rates, ACC may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing certificates. In addition, increases in market interest rates may cause increased certificate surrenders as certificate holders seek to shift assets to products with perceived or actual higher returns. This process may lead to an earlier than expected outflow of cash from ACC’s business. Also, increases in market interest rates may result in extension of certain cash flows from structured mortgage assets. Certificate withdrawals and surrenders may also require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on ACC’s financial condition and results of operations.
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
The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) called for sweeping changes in the supervision and regulation of the financial industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide greater protections to individual consumers and investors. In June 2017, the U.S. House of Representatives passed the CHOICE Act that would make sweeping changes to the financial regulatory system by amending, repealing and replacing certain portions of Dodd-Frank Act. The prospects of this in the Senate are unclear and the CHOICE Act is not yet law and may not become law. However, the CHOICE Act is reflective of aspects of the current U.S. regulatory environment and the Trump Administration has indicated it intends to advance a variety of financial regulatory relief measures through Executive Branch action and to effect a potentially significant shift in the supervisory approach of agencies. This has wide-ranging implications for our business lines as well as parent company regulation.
Accordingly, while certain elements of these reforms have yet to be finalized and implemented (and implemented aspects of the Dodd-Frank Act could even be changed under the new U.S. Administration), the Dodd-Frank Act has impacted and is expected to further impact the manner in which ACC markets its products and services, manages itself and its operations and interacts with regulators, all of which could materially impact ACC’s results of operations, financial condition and liquidity. Moreover, to the extent the Dodd-Frank Act, the CHOICE Act and ongoing changes to regulations and oversight of the financial industry impacts the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom ACC transacts business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with ACC.
It is uncertain whether the Dodd-Frank Act, the rules and regulations developed thereunder, or any future regulation or legislation designed to stabilize the financial markets, the economy generally, or provide better protections to consumers (including the CHOICE Act) will have the desired effect. Any new legislation or regulatory changes could require ACC to change certain of ACC’s business practices, impose additional costs on ACC, or otherwise adversely affect ACC’s business operations, regulatory reporting relationships, results of operations or financial condition. Consequences may include substantially higher compliance costs as well as material effects on interest rates and foreign exchange rates, which could materially impact ACC’s investments, results of operations and liquidity in ways that ACC cannot predict.
ACC’s business is regulated and changes in legislation or regulation may reduce ACC’s profitability and limit its growth.
ACC operates in a regulated industry. As a registered investment company, ACC must observe certain governance, disclosure, record-keeping, marketing, privacy, data protection and other operating requirements. Various regulatory and governmental bodies have the authority to review ACC’s products and business practices and to bring regulatory or other legal actions against ACC if, in their view, ACC’s practices are improper. Any enforcement actions, investigations or other proceedings brought against ACC or its directors or employees of its affiliates by its regulators may result in fines, injunctions or other disciplinary actions that could harm ACC’s reputation or impact ACC’s results of operations. In addition, any changes to the laws and regulations applicable to ACC’s business such as possible changes brought about by any Department of Labor applicable regulation pertaining to the fiduciary status of investment advice providers to retirement investors (primarily account holders in 401(k) plans and IRAs and other types of ERISA clients) and its new prohibited transaction exemptions potential impact regarding how ERISA investment advice fiduciaries can provide products manufactured by affiliates to, or engage in certain principal transactions with, retirement investors, including incremental requirements, costs and risks that may be imposed on ACC as a result of such changes, may affect the operations and financial condition of ACC.
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
ACC prepares its financial statements in accordance with GAAP. The Financial Accounting Standards Board, the SEC and other regulators often change the financial accounting and reporting standards governing the preparation of ACC’s financial statements. In addition, the conduct of ACC’s independent registered public accounting firm is overseen by the Public Company Accounting Oversight Board (“PCAOB”). These and other regulators may make additional inquiries regarding, or change their application of, existing laws and regulations regarding ACC’s independent auditor, financial statements or other financial reports and the possibility of such additional inquiries or changes is increasing in frequency in connection with broader market reforms. These changes are difficult to predict, and could impose additional governance, internal control and disclosure demands. In some cases, ACC could be required to apply a new or revised standard retroactively, resulting in ACC restating prior period financial statements. It is possible that the changes could have a material adverse effect on ACC’s financial condition and results of operations. For example, PricewaterhouseCoopers LLP (“PwC”) informed ACC that it has identified a potential issue related to its independence under Rule 2-01(c)(1)(ii)(A) of Regulation S-X (referred to as the “Loan Rule”). The Loan Rule prohibits accounting firms, such as PwC, from being deemed independent if they have certain financial relationships with their audit clients or certain affiliates of those clients. Pursuant to the SEC’s application of the Loan Rule, PwC has advised ACC that certain relationships between PwC and its lenders who also are record owners of various funds in the Columbia Threadneedle family of funds (collectively, the “Columbia Threadneedle Funds”) or certain other entities within the Ameriprise Financial investment company complex, may implicate the Loan Rule. On June 20, 2016, the Staff of the SEC issued a “no-action” letter confirming that it would not recommend that the SEC commence enforcement action against an unrelated fund that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. The SEC Staff stated that the relief under the letter was temporary and would expire 18 months after the issuance of the letter and on September 22, 2017 the SEC subsequently issued a letter extending the no-action relief until the SEC amends the Loan Rule to address concerns expressed in the no-action letter. If it was determined that PwC was not independent, or ACC does not receive some form of exemptive relief, among other things, the financial statements audited by PwC and the interim financial statements reviewed by PwC may have to be audited and reviewed, respectively, by another independent registered public accounting firm. PwC has advised us that, based on its knowledge and analyses of ACC’s facts and circumstances, it is not aware of any facts that would preclude reliance by ACC, its affiliates and other entities within the Ameriprise Financial investment company complex on the no-action letter. PwC has also affirmed to ACC that they are able to exercise objective and impartial judgment in their audits of ACC, its affiliates and the Columbia Threadneedle Funds, are independent accountants within the meaning of PCAOB Rule 3520 and in their view can continue to serve as ACC’s independent registered public accounting firm. ACC has considered disclosures made to it by PwC of lending relationships described by PwC, PwC’s representation that it is independent within the meaning of the Public Company Accounting Oversight Board Rule 3520 Auditor Independence, and representations made to the ACC Audit Committee by PwC that PwC believes that a reasonable investor possessing all the facts regarding the lending relationships and audit relationships would conclude that PwC is able to exhibit the requisite objectivity and impartiality to report on ACC’s financial statements as the independent registered public accounting firm. Based on the foregoing, ACC does not believe that PwC is incapable of exercising objective and impartial judgment with respect to the audit services to ACC.
Defaults in ACC’s fixed maturity securities portfolio could adversely affect ACC’s earnings.
Issuers of the fixed maturity securities owned by ACC may default on principal and interest payments. As of December 31, 2017, 2% of ACC’s invested assets had ratings below investment grade. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment grade ratings, which could default on their debt obligations.
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
ACC invests a portion of its assets in privately placed fixed income securities and mortgage loans, which are relatively illiquid. ACC’s investment manager periodically reviews ACC’s private placement investments using adopted standards to categorize such investments as liquid or illiquid. As of December 31, 2017, mortgage loans and private placement fixed income securities that have been categorized as illiquid represented approximately 3% of the carrying value of ACC’s investment portfolio. If ACC requires significant amounts of cash on short notice in excess of its normal cash requirements, ACC may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than it would otherwise have been able to realize, or both, which could have an adverse effect on ACC’s financial condition and results of operations.

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
The ability of ACC to market and sell its products is highly dependent upon external perceptions of ACC’s and its affiliates’ level of service, business practices and financial condition. Damage to the reputation of ACC or its affiliates could cause significant harm to the business and prospects of ACC and may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, any perceived or actual weaknesses in ACC’s financial strength or liquidity, technological, cybersecurity, or other security breaches resulting in improper disclosure of client or employee personal information, unethical behavior and the misconduct of employees of its affiliates, AFSI’s advisors and counterparties. Negative perceptions or publicity regarding these matters could damage ACC’s or its affiliates’ reputation among existing and potential customers, investors, employees of our affiliates and affiliated advisors. Adverse developments with respect to the financial industry may also, by association, negatively impact ACC’s reputation or result in greater regulatory or legislative scrutiny or litigation against ACC.
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
Changes in corporate tax laws and regulations (including recent U.S. federal tax reform) and changes in the interpretation of such laws and regulations, as well as adverse determinations regarding the application of such laws and regulations, could adversely affect ACC’s earnings.
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
On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act) was enacted. The Tax Act is complex and materially changes U.S. corporate income tax rates, imposes significant additional limitations on the deductibility of interest and net operating losses, allows for the expensing of certain capital expenditures, and puts into effect a number of changes impacting operations outside of the United States to shift from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base).
ACC continues to examine the impact the Tax Act may have on its business. Despite the beneficial impact in the corporate income tax rate, the full impact is uncertain and ACC’s business and financial condition could be adversely affected. For example, it is unclear what impact the Tax Act will have on ACC’s clients and competitors and therefore it is unclear how ACC may be advantaged or disadvantaged (such as investor demand for lower pricing or competitors that are better situated to respond or adjust to the evolving marketplace and investor sentiment).
The occurrence of natural or man-made disasters and catastrophes could adversely affect the results of operations and financial condition of ACC.
The occurrence of natural disasters and catastrophes, including earthquakes, hurricanes, floods, tornadoes, fires, blackouts, severe winter weather, explosions, pandemic disease and man-made disasters, including acts of terrorism, insurrections and military actions, could adversely affect the results of operations or financial condition of ACC. Such disasters and catastrophes may impact ACC directly by damaging its facilities, preventing employees of its affiliates from performing their roles or otherwise disturbing its ordinary business operations. These impacts could be particularly severe to the extent they affect ACC’s computer-based data processing, transmission, storage and retrieval systems and destroy or release valuable data. Such disasters and catastrophes may also impact ACC indirectly by changing the condition and behaviors of its customers, business counterparties and regulators, as well as by causing declines or volatility in the economic and financial markets, which could in turn have an adverse effect on ACC’s investment portfolio.
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
The business of ACC and its affiliates is reliant upon internal and third-party personnel technology systems and networks to process, transmit and store information, including sensitive client and proprietary information, and to conduct business activities and transactions with clients, AFSI’s advisors, vendors and other third parties. Maintaining the security and integrity of this information and these systems and networks is critical to the success of ACC’s business operations, including its reputation, the retention of clients, and to the protection of ACC’s proprietary information and ACC’s clients’ personal information. To date, neither ACC nor its affiliates have experienced any material breaches of nor interference with these centrally controlled systems and networks, however, ACC and its affiliates routinely face and address such threats. For example, the cybersecurity and technological threats experienced by ACC and its affiliates have included phishing scams, account takeovers, distributed denial of service attacks, introductions of malware, attempts at electronic break-ins and the submission of fraudulent payment requests. Any successful breaches or interference (as well as attempted breaches or interferences) by third parties or by employees of our affiliates (as well as AFSI’s independent franchisee advisors) that may occur in the future could have a material adverse impact on ACC’s business, reputation, financial condition or results of operations.
ACC and its affiliates have implemented and maintain security measures designed to protect against breaches of corporate security and other interference with corporate systems and networks resulting from attacks by third-parties, including hackers, and from employee error or malfeasance. ACC’s affiliates have implemented policies that require AFSI’s independent franchisee advisors who locally control their own technology operations to do the same. ACC and its affiliates also contractually require third party vendors, who in the provision of services to ACC and its affiliates are provided with access to systems and information pertaining to ACC’s business or its clients, to meet certain information security standards. ACC’s affiliates recommend through policies that AFSI’s independent franchisee advisors do the same. The ever-increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity threats. As these threats, and government and regulatory oversight of associated risks, continue to evolve, ACC may be required to expend additional resources to enhance or expand upon the security measures ACC and its affiliates (as well as certain parties we do not control) currently maintain.
Despite the measures ACC and its affiliates have taken and may in the future take to address and mitigate these risks, ACC cannot assure that the systems and networks of ACC and its affiliates will not be subject to successful attacks, breaches or interference. Nor can ACC assure that parties its affiliates do not control will do what ACC recommends in this regard. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of ACC’s proprietary information or ACC’s clients’ personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of clients or other damage to ACC’s business. Even if ACC successfully protects its technology infrastructure and the confidentiality of sensitive data, ACC may incur significant expenses in connection with the responses to any such attacks as well as the adoption, implementation and maintenance of appropriate security measures. ACC could also suffer harm to its business and reputation if attempted security breaches are publicized regardless of whether or not harm was actually done to any client or client information. ACC cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in ACC’s systems or third-party systems ACC uses, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks used in connection with ACC’s products and services.
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
ACC has devoted significant resources to develop risk management policies and procedures and will continue to do so. Nonetheless, ACC’s policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating ACC’s risk exposure in all market environments or against all types of risk. Many of ACC’s methods of managing risk and the associated exposures are based upon observed historical market behavior or statistics based on historical models. During periods of market volatility or due to unforeseen events, the historically derived correlations upon which these methods are based may not be valid. As a result, these methods may not accurately predict future exposures, which could be significantly greater than what ACC’s models indicate. This could cause ACC to incur investment losses or cause ACC’s hedging and other risk management strategies to be ineffective. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to ACC, which may not always be accurate, complete, up-to-date or properly evaluated.

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
Item 4.  Mine Safety Disclosures
Not applicable.
PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
All of the Ameriprise Certificate Company (“ACC”) outstanding common stock is owned by Ameriprise Financial. There is no established public trading market for ACC’s common stock.
Frequency and amount of capital transactions with Ameriprise Financial during the past two years were (in millions):

	Dividends to Ameriprise Financial	Receipt of Capital from Ameriprise Financial
For the year ended December 31, 2017
January 30, 2017	$—	$5
September 29, 2017	5	—
December 28, 2017	10	—
Total	$15	$5

For the year ended December 31, 2016
January 29, 2016	$—	$5
March 31, 2016	—	7
May 31, 2016	—	3
June 30, 2016	—	4
August 31, 2016	—	1
September 30, 2016	—	5
October 31, 2016	—	1
November 30, 2016	—	3
December 30, 2016	—	4
Total	$—	$33
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

Item 6.  Selected Financial Data
Item omitted pursuant to General Instructions (I)(2)(a) of Form 10-K.
Item 7.  Management’s Narrative Analysis
The following information should be read in conjunction with the accompanying audited consolidated financial statements and related notes included elsewhere in this report. The following discussion may contain forward-looking statements that reflect ACC’s plans, estimates and beliefs. ACC’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below under the heading “Forward-Looking Statements” and elsewhere in this report, particularly in “Item 1A-Risk Factors.” Management’s narrative analysis is presented pursuant to General Instructions I(2)(a) of Form 10-K in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Accounting Pronouncements and Significant Accounting Policies
For information regarding recent accounting pronouncements and their expected impact on ACC’s future results of operations or financial condition and significant accounting policies, see Note 1 to ACC’s consolidated financial statements beginning on page F-9 of this Annual Report on Form 10-K.
Results of Operations
ACC’s net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income trends occur largely due to changes in returns on ACC’s investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows GAAP.
Net income increased $15.7 million, or 55%, to $44.0 million for the year ended December 31, 2017 compared to $28.3 million for the prior year primarily due to higher investment income and net realized gains on investments, partially offset by increases in the net provision for certificate reserves, investment expenses and income tax expense.
Investment income increased $29.4 million, or 25%, to $145.1 million for the year ended December 31, 2017 compared to $115.7 million for the prior year reflecting higher average investment balances from certificate net inflows and an increase in the invested assets rate.
Investment expenses increased $4.8 million, or 15%, to $37.5 million for the year ended December 31, 2017 compared to $32.7 million for the prior year primarily due to higher distribution, investment advisory and transfer agent fees.
Net provision for certificate reserves increased $8.1 million, or 22%, to $45.5 million for the year ended December 31, 2017 compared to $37.4 million for the prior year primarily due to higher average certificate balances from certificate net inflows and higher client crediting rates.
Net realized gain on investments before income taxes was $12.0 million for the year ended December 31, 2017 compared to a net realized gain on investments of $0.3 million for the prior year. Included in net realized investment gains for the year ended December 31, 2017 were net realized gains from sales, tenders and calls of Available-for-Sale securities of $12.2 million, partially offset by other-than-temporary impairments of $0.2 million. Net realized gain on investments for the prior year included net realized gains from sales, tenders and calls of Available-for-Sale securities of $1.1 million and a gain of $0.3 million from a restructured syndicated loan, partially offset by syndicated loan loss reserve of $1.0 million and other-than-temporary impairments of $0.1 million. The other-than-temporary impairments for both years related to credit losses on non-agency residential mortgage backed securities.
The effective tax rate was 40.7% for the year ended December 31, 2017 compared to 38.2% for the year ended December 31, 2016. The increase in the effective tax rate for the year ended December 31, 2017 compared to 2016 was primarily due to a $3.4 million expense in 2017 due to provisions of the Tax Act, including remeasurement of deferred tax assets and remeasurement of tax contingencies. While ACC took a one time charge in the fourth quarter for the new Tax Act, ACC expects ongoing benefit from tax reform to be positive as the lower tax rate will provide additional opportunity for further free cash and capital generation.
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
Ameriprise Financial’s Financial Risk Management Committee (“FRMC”), which is comprised of senior managers, holds regularly scheduled meetings to review models projecting various interest rate scenarios and risk/return measures and their effect on various portfolios managed by Columbia Management Investment Advisers, LLC (“CMIA”), a wholly owned subsidiary of Ameriprise Financial, including that of ACC. ACC’s Board of Directors has delegated the responsibilities of the Investment Committee of ACC to the FRMC. FRMC’s objectives are to structure ACC’s portfolio of investment securities based upon the type and behavior of the certificates in the certificate reserve liabilities, to achieve targeted levels of profitability within defined risk parameters and to meet certificate contractual obligations.
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
The following tables present ACC’s estimate of the pretax impact of these hypothetical market movements as of December 31, 2017:

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in thousands)
Certificates	$1,740	N/A	$1,740
N/A Not Applicable.

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in thousands)
Certificates	$2,413	$(2,363)	$50
The above results compare to an estimated negative impact to pretax income of $10.5 million related to a 100 basis point increase in interest rates and an estimated positive impact of $49 thousand related to a 10% equity price decline at December 31, 2016. The change in the impact from a 100 basis point increase in interest rates compared to the prior year was primarily driven by crediting rate sensitivity, aligning with updated expectations for product pricing in higher rate environments.
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
ACC has interest rate risk from its Flexible Savings and other fixed rate certificates. These products are investment certificates generally ranging in amounts from $1,000 to $2 million with interest crediting rate terms ranging from three to 48 months. ACC guarantees an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed income securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although ACC monitors its investment strategy and makes modifications based on changing liabilities and the expected interest rate environment. ACC had $5.9 billion in reserves included in certificate reserves on the Consolidated Balance Sheet at December 31, 2017 to cover the liabilities associated with these products. ACC also has interest rate risk from its SRC product, which was not material as of December 31, 2017.
ACC has equity price risk from its Stock Market Certificates. Stock Market Certificates are purchased for amounts generally from $1,000 to $2 million for terms of 52 weeks, 104 weeks or 156 weeks which can be extended to a maximum of 15 years depending on the term. For each term the certificate holder can choose to participate 100% in any percentage increase in the S&P 500 Index® up to a maximum return or choose partial participation in any increase in the S&P 500 Index plus a fixed rate of interest guaranteed in advance. If partial participation is selected, the total of equity-linked return and guaranteed rate of interest cannot exceed the maximum return. ACC had $529.6 million in reserves included in certificate reserves on the Consolidated Balance Sheets at December 31, 2017 to cover the liabilities associated with these products.
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
ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2017.
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
Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.
Item 14.  Principal Accountant Fees and Services
The Board of Directors of ACC, at the recommendation of its Audit Committee, has appointed PricewaterhouseCoopers LLP (“PwC”) as independent registered public accountants to audit the consolidated financial statements of ACC for the years ended December 31, 2017, 2016 and 2015.
Audit Fees
The aggregate fees billed or to be billed by PwC for each of the last two years for professional services rendered for the audit of ACC’s annual consolidated financial statements and services that were provided in connection with statutory and regulatory filings were $149,000 and $145,000 for 2017 and 2016, respectively.
Audit-Related Fees, Tax Fees, All Other Fees
ACC was not billed by PwC for any fees for audit-related services, tax fees or any other fees for 2017 or 2016.
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
In 2017 and 2016, 100% of the services provided by PwC for ACC were pre-approved by the Audit Committee of Ameriprise Financial.

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
10(a)
Investment Advisory and Services Agreement, dated December 31, 2006, between Registrant and Columbia Management Investment Advisers, LLC (formerly RiverSource Investments, LLC), filed electronically on or about February 26, 2007 as Exhibit 10(a) to Post-Effective Amendment No. 35 to Registration Statement No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference.

10(b)
Distribution Agreement, dated December 31, 2006, between Registrant and Ameriprise Financial Services, Inc. filed electronically on or about February 26, 2007 as Exhibit 1 to Post-Effective Amendment No. 35 to Registration Statement No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference.

10(c)*	Amendment to the Distribution Agreement, dated January 25, 2018, between Registrant and Ameriprise Financial Services, Inc.
10(d)
Depository and Custodial Agreement, dated December 31, 2006, between Registrant and Ameriprise Trust Company, filed electronically on or about February 26, 2007 as Exhibit 10(c) to Post-Effective Amendment No. 35 to Registration Statement No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference.

10(e)
Amendment to the Depositary and Custodial Agreement, dated December 15, 2008, between Registrant and Ameriprise Trust Company, filed on or about May 5, 2014 as exhibit 10(c)i to Registrant’s Form 10-Q, is incorporated herein by reference.

10(f)
Transfer Agent Agreement, dated December 31, 2006 between Registrant and Columbia Management Investment Services Corp. (formerly RiverSource Client Service Corporation), filed electronically on or about February 26, 2007 as Exhibit 10(e) to Post-Effective Amendment No. 35 to Registration Statement No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference.

10(g)
First Amendment to Transfer Agent Agreement, dated January 1, 2013 between Registrant and Columbia Management Investment Services Corp. (formerly RiverSource Client Service Corporation), filed electronically on or about February 27, 2013 as Exhibit 10(d) to Registrant’s Form 10-K is incorporated herein by reference.

10(h)
Second Amendment to Transfer Agent Agreement, dated January 1, 2017, between Registrant and Columbia Management Investment Services Corp. (formerly RiverSource Client Service Corporation), filed electronically on or about February 23, 2017 as Exhibit 10(d) to Registrant’s Form 10-K is incorporated by reference.

10(i)
Administration and Services Agreement, dated October 1, 2005, between Columbia Management Investment Advisers, LLC (formerly RiverSource Investments, LLC) and Ameriprise Financial, Inc. filed electronically on or about March 10, 2006 as Exhibit 10(s) to Registrant’s Form 10-K is incorporated by reference.

10(j)
Capital Support Agreement by and between Ameriprise Financial, Inc. and Ameriprise Certificate Company, dated as of March 2, 2009, filed electronically on or about March 3, 2009 as Exhibit 10(f) to Registrant’s Form 10-K is incorporated by reference.

10(k)
First Amendment to Capital Support Agreement by and between Ameriprise Financial, Inc. and Ameriprise Certificate Company, effective April 30, 2014, filed electronically on or about May 5, 2014 as Exhibit 10(f)i to Registrant’s Form 10-Q, is incorporated herein by reference.

Exhibit	Description

10(l)*	Federal Income Tax Sharing Agreement between or among Ameriprise Financial, Inc. and certain subsidiaries, including the Registrant, effective December 10, 2013.
10(m)*	State Income Tax Sharing Agreement between or among Ameriprise Financial, Inc. and certain subsidiaries, including the Registrant, effective December 10, 2013.
10(n)*	Supplemental Tax Sharing Agreement between Ameriprise Financial, Inc. and the Registrant effective December 10, 2013.
14(a)
Code of Ethics under Rule 17j-1 for Ameriprise Certificate Company effective August 21, 2013, filed on or about November 5, 2013 as Exhibit 14(a) to Registrant’s Form 10-Q, is incorporated herein by reference.

14(b)*	Code of Ethics adopted under Rule 17j-1 for Registrant’s investment adviser, dated December 27, 2017.
14(c)*	Code of Ethics under Rule 17j-1 for Registrant’s underwriter, as revised July 1, 2017.
24(a)*	Directors’ Power of Attorney, dated March 1, 2017.
24(b)*	Directors’ Power of Attorney, dated March 21, 2017.
31.1*	Certification of Abu M. Arif pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Janet C. Langner pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of Abu M. Arif and Janet C. Langner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed electronically herewithin.
Item 16. Form 10-K Summary
None

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE CERTIFICATE COMPANY
Registrant

Date: February 22, 2018	By	/s/ Abu M. Arif
Abu M. Arif Director, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: February 22, 2018	By	/s/ Abu M. Arif
Abu M. Arif Director, President and Chief Executive Officer (Principal Executive Officer)

Date: February 22, 2018	By	/s/ Janet C. Langner
Janet C. Langner Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 22, 2018	By	/s/ David K. Stewart
David K. Stewart Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Date: February 22, 2018	By	/s/ Jean B. Keffeler*
Jean B. Keffeler Director

Date: February 22, 2018	By	/s/ Karen M. Bohn*
Karen M. Bohn Director

Date: February 22, 2018	By	/s/ Lorna P. Gleason*
Lorna P. Gleason Director

Date: February 22, 2018	By	/s/ Robert McReavy*
Robert McReavy Director

*By	/s/ Abu M. Arif
Abu M. Arif
Executed by Abu M. Arif on behalf of Jean B. Keffeler, pursuant to a Power of Attorney, dated March 21, 2017, filed electronically herewith as Exhibit 24(b) and on behalf of the other Directors pursuant to a Power of Attorney, dated March 1, 2017, filed electronically herewith as Exhibit 24(a) to Registrant’s Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Ameriprise Certificate Company:
Opinion on the Financial Statements
We have audited the consolidated financial statements, including the related notes as listed in the index appearing under Item 15(a)(1), and the financial statement schedules, listed in the index appearing under Item 15(a)(2), of Ameriprise Certificate Company and its subsidiary (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2017 by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 22, 2018

We have served as the Company's auditor since 2010.

AMERIPRISE CERTIFICATE COMPANY

Consolidated Statements of Operations

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Investment Income:
Interest income from unaffiliated investments:
Available-for-Sale securities	$134,340	$104,911	$82,203
Syndicated loans and commercial mortgage loans	7,465	7,866	7,126
Certificate loans	27	32	48
Dividends	229	78	156
Other	3,059	2,770	1,114
Total investment income	145,120	115,657	90,647
Investment Expenses:
Ameriprise Financial and affiliated company fees:
Distribution	15,734	14,221	11,671
Investment advisory and services	14,222	12,347	10,324
Transfer agent	6,958	5,443	4,829
Depository	83	73	61
Other	518	636	831
Total investment expenses	37,515	32,720	27,716
Net investment income before provision for certificate reserves and income taxes	107,605	82,937	62,931
Provision for Certificate Reserves:
According to the terms of the certificates:
Provision for certificate reserves	380	416	636
Interest on additional credits	4	6	24
Additional credits/interest authorized by ACC	45,953	37,852	27,093
Total provision for certificate reserves before reserve recoveries	46,337	38,274	27,753
Reserve recoveries from terminations prior to maturity	(880)	(838)	(675)
Net provision for certificate reserves	45,457	37,436	27,078
Net investment income before income taxes	62,148	45,501	35,853
Income tax expense	25,973	17,376	11,753
Net investment income, after-tax	36,175	28,125	24,100
Net realized gain (loss) on investments:
Securities of unaffiliated issuers before income taxes	12,048	311	(2,198)
Income tax expense (benefit)	4,217	109	(769)
Net realized gain (loss) on investments, after-tax	7,831	202	(1,429)
Net income	$44,006	$28,327	$22,671

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$—	$—
Portion of loss recognized in other comprehensive income (loss) (before taxes)	(193)	(106)	(1,556)
Net impairment losses recognized in net realized gain (loss) on investments	$(193)	$(106)	$(1,556)
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net income	$44,006	$28,327	$22,671
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	7,352	14,298	(15,884)
Reclassification of net securities (gains) losses included in net income	(7,814)	(655)	1,104
Total other comprehensive income (loss), net of tax	(462)	13,643	(14,780)
Total comprehensive income	$43,544	$41,970	$7,891
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

Consolidated Balance Sheets

	December 31,
	2017	2016
	(in thousands, except share data)
ASSETS
Qualified Assets
Investments in unaffiliated issuers:
Cash and cash equivalents	$68,471	$134,189
Available-for-Sale securities:
Fixed maturities, at fair value (amortized cost: 2017, $6,556,338; 2016, $5,966,057)	6,546,761	5,953,701
Common stocks, at fair value (cost: 2017, $1,002; 2016, $2,448)	1,000	6,609
Commercial mortgage loans and syndicated loans, at cost (less allowance for loan losses: 2017, $3,283; 2016, $3,283; fair value: 2017, $207,681; 2016, $176,211)	207,187	173,815
Certificate loans – secured by certificate reserves, at cost, which approximates fair value	433	549
Total investments	6,823,852	6,268,863
Receivables:
Dividends and interest	17,077	18,363
Investment securities sold	11,935	11,010
Other receivables	—	371
Total receivables	29,012	29,744
Derivative assets	54,346	45,098
Total qualified assets	6,907,210	6,343,705
Other Assets:
Deferred taxes, net	736	492
Taxes receivable from parent	3,874	—
Due from related party	25	31
Total other assets	4,635	523
Total assets	$6,911,845	$6,344,228
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

Consolidated Balance Sheets (continued)
	December 31,
	2017	2016
	(in thousands, except share data)
LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities
Certificate reserves
Installment certificates:
Reserves to mature	$11,818	$13,469
Additional credits and accrued interest	1	3
Fully paid certificates:
Reserves to mature	6,379,648	5,914,356
Additional credits and accrued interest	8,592	6,871
Due to unlocated certificate holders	265	352
Total certificate reserves	6,400,324	5,935,051
Accounts payable and accrued liabilities:
Due to related party	2,922	2,597
Taxes payable to parent	5,402	3,505
Payable for investment securities purchased	56,778	6,969
Total accounts payable and accrued liabilities	65,102	13,071
Derivative liabilities	46,756	38,319
Other liabilities	40,327	31,995
Total liabilities	6,552,509	6,018,436

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	252,517	247,517
Retained earnings:
Appropriated for pre-declared additional credits and interest	23	—
Appropriated for additional interest on advance payments	15	15
Unappropriated	110,908	81,925
Accumulated other comprehensive income (loss), net of tax	(5,627)	(5,165)
Total shareholder’s equity	359,336	325,792
Total liabilities and shareholder’s equity	$6,911,845	$6,344,228
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

Consolidated Statements of Shareholder’s Equity

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
				Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Unappropriated
	(in thousands, except share data)
Balance at January 1, 2015	150,000	$1,500	$201,517	$58	$15	$40,869	$(4,028)	$239,931
Comprehensive income:
Net income	—	—	—	—	—	22,671	—	22,671
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(14,780)	(14,780)
Total comprehensive income								7,891
Transfer to unappropriated from appropriated	—	—	—	(50)	—	50	—	—
Dividend to parent	—	—	—	—	—	(10,000)	—	(10,000)
Receipt of capital from parent	—	—	13,000	—	—	—	—	13,000
Balance at December 31, 2015	150,000	1,500	214,517	8	15	53,590	(18,808)	250,822
Comprehensive income:
Net income	—	—	—	—	—	28,327	—	28,327
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	13,643	13,643
Total comprehensive income								41,970
Transfer to unappropriated from appropriated	—	—	—	(8)	—	8	—	—
Receipt of capital from parent	—	—	33,000	—	—	—	—	33,000
Balance at December 31, 2016	150,000	1,500	247,517	—	15	81,925	(5,165)	325,792
Comprehensive income:
Net income	—	—	—	—	—	44,006	—	44,006
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(462)	(462)
Total comprehensive income								43,544
Transfer to appropriated from unappropriated	—	—	—	23	—	(23)	—	—
Dividend to parent	—	—	—	—	—	(15,000)	—	(15,000)
Receipt of capital from parent	—	—	5,000	—	—	—	—	5,000
Balance at December 31, 2017	150,000	$1,500	$252,517	$23	$15	$110,908	$(5,627)	$359,336
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Cash Flows from Operating Activities
Net income	$44,006	$28,327	$22,671
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, accretion of discounts, net	20,853	24,129	28,263
Deferred income tax expense (benefit)	(192)	782	276
Net realized (gain) loss on Available-for-Sale securities	(12,214)	(1,113)	142
Other net realized (gain) loss	(27)	(304)	—
Other-than-temporary impairments and provision for loan loss	193	1,106	2,056
Changes in operating assets and liabilities:
Dividends and interest receivable	1,286	(1,449)	(1,604)
Certificate reserves, net	2,653	4,936	(1,513)
Deferred taxes, net	871	(7,347)	7,959
Taxes payable to/receivable from parent, net	(1,977)	6,308	(5,936)
Derivatives, net of collateral	(1,080)	1,804	473
Other liabilities	8,601	11,329	(1,965)
Other receivables	371	(220)	5,026
Other, net	374	(462)	268
Net cash provided by (used in) operating activities	63,718	67,826	56,116

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	184,043	8,115	8,252
Maturities, redemptions and calls	2,163,138	1,627,080	1,221,090
Purchases	(2,902,425)	(2,855,620)	(1,806,502)
Syndicated loans, commercial mortgage loans and real estate owned:
Sales, maturities and repayments	41,106	54,888	28,233
Purchases and fundings	(68,034)	(34,013)	(71,143)
Certificate loans, net	116	137	240
Net cash provided by (used in) investing activities	(582,056)	(1,199,413)	(619,830)

Cash Flows from Financing Activities
Payments from certificate holders and other additions	4,724,758	4,250,052	3,138,623
Certificate maturities and cash surrenders	(4,262,138)	(3,154,833)	(2,508,984)
Capital contribution from parent	5,000	33,000	13,000
Dividend to parent	(15,000)	—	(10,000)
Net cash provided by (used in) financing activities	452,620	1,128,219	632,639

Net increase (decrease) in cash and cash equivalents	(65,718)	(3,368)	68,925
Cash and cash equivalents at beginning of period	134,189	137,557	68,632
Cash and cash equivalents at end of period	$68,471	$134,189	$137,557

Supplemental disclosures including non-cash transactions:
Cash paid for income taxes	$21,995	$12,009	$13,622
Cash paid for interest	47,850	35,338	29,182
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
As of December 31, 2017, ACC offered five different certificate products to the public. ACC is impacted by significant changes in interest rates as interest crediting rates on certificate products generally reset at shorter intervals than the change in the yield on ACC’s investment portfolio. The specified maturities of most of ACC’s certificate products range from ten to twenty years. Within that maturity period, most certificates have interest crediting rate terms ranging from three to 48 months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at term’s end. In addition, two types of certificate products (only one currently sold) have interest tied, in whole or in part, to a broad-based stock market index. In general, ACC’s certificate products are available as qualified investments for Individual Retirement Accounts, 401(k) plans and other qualified retirement plans.
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
Interest Income
Interest income is accrued as earned using the effective interest method, which makes an adjustment for security premiums and discounts, so that the related security recognizes a constant rate of return on the outstanding balance throughout its term. When actual prepayments differ significantly from originally anticipated prepayments, the retrospective effective yield is recalculated to reflect actual payments to date and updated future payment assumptions and a catch-up adjustment is recorded in the current period. In addition, the new effective yield, which reflects anticipated future payments, is used prospectively. Realized gains and losses on securities, other than trading securities and equity method investments, are recognized using the specific identification method on a trade date basis.
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of December 31, 2017.
Changes in tax rates and tax law are accounted for in the period of enactment. Deferred tax assets and liabilities and are adjusted for the effect of a change in tax laws or rates and the effect is included in income from continuing operations. See Note 12 for further discussion on the enactment of the Tax Cuts and Jobs Act (“Tax Act”) and the impact to ACC’s provision for income taxes for the year ended December 31, 2017.
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
Future Adoption of New Accounting Standards
Income Statement - Reporting Comprehensive Income
In February 2018, the FASB updated the accounting standards related to the presentation of tax effects stranded in other comprehensive income. The update allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for tax effects stranded in accumulated other comprehensive income (loss) resulting from the Tax Act. The update is optional and entities may elect not to reclassify the stranded tax effects. The update is effective for fiscal years beginning after December 15, 2018. Entities may elect to record the impacts either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. Early adoption is permitted in any period. ACC is currently evaluating the impact of the update on its consolidated financial condition.
Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB updated the accounting standards to amend the hedge accounting recognition and presentation requirements. The objectives of the update are to better align the financial reporting of hedging relationships to the economic results of an entity’s risk management activities and simplify the application of the hedge accounting guidance. The update also adds new disclosures and amends existing disclosure requirements. The standard is effective for interim and annual periods beginning after December 15, 2018, and should be applied on a modified retrospective basis. Early adoption is permitted. ACC is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.
Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB updated the accounting standards related to the recognition of income tax impacts on intra-entity transfers. The update requires entities to recognize the income tax consequences of intra-entity transfers, other than inventory, upon the transfer of the asset. The update requires the selling entity to recognize a current tax expense or benefit and the purchasing entity to recognize a deferred tax asset or liability when the transfer occurs. The standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. ACC adopted the standard on January 1, 2018. The adoption of the standard did not have an impact on ACC’s consolidated results of operations or financial condition.
Financial Instruments - Measurement of Credit Losses
In June 2016, the FASB updated the accounting standards related to accounting for credit losses on certain types of financial instruments. The update replaces the current incurred loss model for estimating credit losses with a new model that requires an entity

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB updated the accounting standards on the recognition and measurement of financial instruments. The update requires entities to carry marketable equity securities, excluding investments in securities that qualify for the equity method of accounting, at fair value with changes in fair value reflected in net income each reporting period. The update affects other aspects of accounting for equity instruments, as well as the accounting for financial liabilities utilizing the fair value option. The update eliminates the requirement to disclose the methods and assumptions used to estimate the fair value of financial assets or liabilities held at cost on the balance sheet and requires entities to use the exit price notion when measuring the fair value of financial instruments. The standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for certain provisions. Generally, the update should be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity at the beginning of the period of adoption. ACC adopted the standard on January 1, 2018 using a modified retrospective approach. The adoption of the standard did not have a material impact on ACC’s consolidated results of operations or financial condition.
2.  Deposit of Assets and Maintenance of Qualified Assets
Under the provisions of its certificates and the 1940 Act, ACC was required to have cash and “qualified assets” (as defined in Section 28(b) of the 1940 Act) in the amount of $6.4 billion and $5.9 billion as of December 31, 2017 and 2016, respectively. ACC reported Qualified Assets of $6.9 billion and $6.3 billion as of December 31, 2017 and 2016, respectively. Qualified Assets excluded net unrealized pretax losses on Available-for-Sale securities of $9.6 million and $12.4 million as of December 31, 2017 and 2016, respectively. Additionally, Qualified Assets excluded unsettled investment purchases of $56.8 million and $7.0 million as of December 31, 2017 and 2016, respectively.
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
Pursuant to provisions of the certificates, the 1940 Act, the Depository and Custodial Agreement and requirements of various states, Qualified Assets (accounted for on a trade date basis) of ACC were deposited as follows:

	December 31, 2017
	Deposits	Required Deposits	Excess
	(in thousands)
Deposits to meet certificate liability requirements:
Pennsylvania and New Jersey (at market value)	$254	$130	$124
Texas and Illinois (at par value)	221	150	71
Custodian	6,758,608	6,403,603	355,005
Total	$6,759,083	$6,403,883	$355,200

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2016
	Deposits	Required Deposits	Excess
	(in thousands)
Deposits to meet certificate liability requirements:
Pennsylvania and New Jersey (at market value)	$255	$130	$125
Texas and Illinois (at par value)	150	150	—
Custodian	6,250,536	5,938,825	311,711
Total	$6,250,941	$5,939,105	$311,836
The assets on deposit with the Custodian (or its subcustodian) as of December 31, 2017 and 2016 consisted of securities and other loans having a deposit value of $6.7 billion and $6.1 billion, respectively, mortgage loans on real estate of $107.6 million and $85.1 million, respectively, and other investments of $51.3 million and $111.4 million, respectively. There were $56.8 million and $7.0 million of unsettled purchases of investments related to these assets on deposit as of December 31, 2017 and 2016, respectively.
Ameriprise Trust Company (“ATC”) is the Custodian for ACC. ATC has appointed JPMorgan Chase Bank, N.A. as its subcustodian. See Note 7 for information on related party transactions.
3.  Investments
Available-for-Sale securities distributed by type were as follows:

Description of Securities	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$3,259,976	$9,020	$(12,669)	$3,256,327	$—
Corporate debt securities	1,184,360	763	(4,833)	1,180,290	3
Commercial mortgage backed securities	798,047	1,292	(3,876)	795,463	—
Asset backed securities	758,477	3,452	(2,426)	759,503	—
State and municipal obligations	58,380	166	(489)	58,057	—
U.S. government and agency obligations	497,098	43	(20)	497,121	—
Common stocks	1,002	168	(170)	1,000	—
Total	$6,557,340	$14,904	$(24,483)	$6,547,761	$3

Description of Securities	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$3,192,055	$13,075	$(21,731)	$3,183,399	$209
Corporate debt securities	1,595,907	3,358	(4,188)	1,595,077	3
Commercial mortgage backed securities	500,170	1,348	(1,646)	499,872	—
Asset backed securities	629,277	1,357	(4,211)	626,423	—
State and municipal obligations	48,272	345	(107)	48,510	—
U.S. government and agency obligations	376	44	—	420	—
Common stocks	2,448	4,384	(223)	6,609	2,668
Total	$5,968,505	$23,911	$(32,106)	$5,960,310	$2,880
(1) Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income (loss). Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

As of December 31, 2017 and 2016, investment securities with a fair value of $31 thousand and $75 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2017 and 2016, fixed maturity securities comprised approximately 96% and 95%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. As of December 31, 2017 and 2016, approximately $61.5 million and $148.4 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC, using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	December 31, 2017			December 31, 2016
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$4,526,696	$4,519,506	69%	$3,084,275	$3,080,096	52%
AA	367,747	368,377	5	278,147	277,010	5
A	595,445	593,421	9	705,520	702,031	12
BBB	1,029,953	1,029,082	16	1,755,986	1,754,223	29
Below investment grade	36,497	36,375	1	142,129	140,341	2
Total fixed maturities	$6,556,338	$6,546,761	100%	$5,966,057	$5,953,701	100%
As of December 31, 2017 and 2016, approximately 37% and 57%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	December 31, 2017
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	67	$1,078,412	$(5,833)	89	$664,954	$(6,836)	156	$1,743,366	$(12,669)
Corporate debt securities	55	715,852	(2,161)	23	257,891	(2,672)	78	973,743	(4,833)
Commercial mortgage backed securities	12	183,428	(1,721)	18	119,790	(2,155)	30	303,218	(3,876)
Asset backed securities	23	297,823	(1,466)	18	110,842	(960)	41	408,665	(2,426)
State and municipal obligations	8	17,906	(430)	4	5,891	(59)	12	23,797	(489)
U.S. government and agency obligations	1	49,900	(20)	—	—	—	1	49,900	(20)
Common stocks	1	56	(4)	3	661	(166)	4	717	(170)
Total	167	$2,343,377	$(11,635)	155	$1,160,029	$(12,848)	322	$3,503,406	$(24,483)

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Description of Securities	December 31, 2016
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	74	$1,116,318	$(6,009)	131	$847,998	$(15,722)	205	$1,964,316	$(21,731)
Corporate debt securities	59	676,198	(3,945)	7	57,535	(243)	66	733,733	(4,188)
Commercial mortgage backed securities	24	205,284	(1,365)	4	32,547	(281)	28	237,831	(1,646)
Asset backed securities	28	273,193	(2,312)	16	174,793	(1,899)	44	447,986	(4,211)
State and municipal obligations	8	17,308	(107)	—	—	—	8	17,308	(107)
Common stocks	—	—	—	3	605	(223)	3	605	(223)
Total	193	$2,288,301	$(13,738)	161	$1,113,478	$(18,368)	354	$3,401,779	$(32,106)
As part of ACC’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is primarily attributable to tighter credit spreads.
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Beginning balance	$46,522	$51,966	$64,913
Reductions for securities sold during the period (realized)	(46,715)	(5,550)	(14,503)
Credit losses for which an other-than-temporary impairment was previously recognized	193	106	1,556
Ending balance	$—	$46,522	$51,966
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
The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss):

	Net Unrealized Investment Gains (Losses)	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance at January 1, 2015	$(6,380)	$2,352	$(4,028)
Net unrealized securities gains (losses) arising during the period(1)	(25,176)	9,292	(15,884)
Reclassification of (gains) losses included in net income	1,698	(594)	1,104
Balance at December 31, 2015	(29,858)	11,050	(18,808)	(2)
Net unrealized securities gains (losses) arising during the period(1)	22,670	(8,372)	14,298
Reclassification of (gains) losses included in net income	(1,007)	352	(655)
Balance at December 31, 2016	(8,195)	3,030	(5,165)	(2)
Net unrealized securities gains (losses) arising during the period(1)	10,637	(3,285)	7,352
Reclassification of (gains) losses included in net income	(12,021)	4,207	(7,814)
Balance at December 31, 2017	$(9,579)	$3,952	$(5,627)	(2)
(1) Net unrealized securities gains (losses) arising during the period include other-than-temporary impairment losses on Available-for-Sale securities

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Includes $2 thousand, $1.9 million and $1.0 million of noncredit related impairments on securities and net unrealized securities gains (losses) on previously impaired securities as of December 31, 2017, 2016 and 2015, respectively.
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Gross realized gains	$14,553	$2,270	$454
Gross realized losses	(2,339)	(1,157)	(596)
Other-than-temporary impairments	(193)	(106)	(1,556)
Total	$12,021	$1,007	$(1,698)
Other-than-temporary impairments for the years ended December 31, 2017, 2016 and 2015 are related to credit losses on non-agency residential mortgage backed securities.
Available-for-Sale securities by contractual maturity as of December 31, 2017 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$933,430	$933,145
Due after one year through five years	806,197	802,069
Due after five years through 10 years	—	—
Due after 10 years	211	254
	1,739,838	1,735,468
Residential mortgage backed securities	3,259,976	3,256,327
Commercial mortgage backed securities	798,047	795,463
Asset backed securities	758,477	759,503
Common stocks	1,002	1,000
Total	$6,557,340	$6,547,761
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
Allowance for Loan Losses
The following table presents a rollforward of the allowance for loan losses for commercial mortgage loans and syndicated loans for the years ended and the ending balance of the allowance for loan losses by impairment method:

	December 31,
	2017	2016	2015
	(in thousands)
Beginning balance	$3,283	$3,964	$3,464
Charge-offs	—	(1,681)	—
Provisions	—	1,000	500
Ending balance	$3,283	$3,283	$3,964

Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	3,283	3,283	3,964

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The recorded investment in commercial mortgage loans and syndicated loans by impairment method was as follows:

	December 31,
	2017	2016
	(in thousands)
Individually evaluated for impairment	$—	$1,550
Collectively evaluated for impairment	210,470	175,548
Total	$210,470	$177,098
As of December 31, 2017 and 2016, ACC’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was nil and $1.6 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to ACC’s total loan balance.
Purchases and sales of loans were as follows:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Purchases
Syndicated loans	$44,141	$19,025	$55,847
Sales
Syndicated loans	$4,476	$—	$348
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were nil as of December 31, 2017 and 2016. All loans were considered to be performing.
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were nil and 1.8% of total commercial mortgage loans as of December 31, 2017 and 2016, respectively. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, ACC reviews the concentrations of credit risk by region and property type.
Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31,		December 31,
	2017	2016	2017	2016
	(in thousands)
East North Central	$6,029	$3,043	5%	4%
East South Central	4,891	5,509	4	6
Middle Atlantic	11,887	10,881	11	12
Mountain	10,452	5,850	10	7
New England	7,586	7,424	7	9
Pacific	32,386	16,511	29	19
South Atlantic	23,694	23,846	22	27
West North Central	6,706	7,253	6	8
West South Central	6,354	7,174	6	8
	109,985	87,491	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$107,644	$85,150

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31,		December 31,
	2017	2016	2017	2016
	(in thousands)
Apartments	$23,840	$16,527	21%	19%
Industrial	25,025	16,637	23	19
Mixed use	4,580	4,968	4	6
Office	11,872	6,551	11	7
Retail	34,934	31,500	32	36
Hotel	777	941	1	1
Other	8,957	10,367	8	12
	109,985	87,491	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$107,644	$85,150
Syndicated Loans
The recorded investment in syndicated loans as of December 31, 2017 and 2016 was $100.5 million and $89.6 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans as of December 31, 2017 and 2016 were nil.
Troubled Debt Restructurings
There were no loans restructured by ACC during the year ended December 31, 2017. During the year ended December 31, 2016, ACC restructured five syndicated loans with a recorded investment of $2.3 million and received three loans and common stock in exchange with a recorded investment of $913 thousand. The troubled debt restructuring did not have a material impact to ACC’s allowance for loan losses or income recognized for the years ended December 31, 2017, 2016 and 2015. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.
5.  Certificate Reserves
Reserves maintained on outstanding certificates have been computed in accordance with the provisions of the certificates and Section 28 of the 1940 Act. The average rates of accumulation on certificate reserves were as follows:

	December 31, 2017
	Reserve Balance	Average Gross Accumulation Rates(3)	Average Additional Credit Rates(4)
	(in thousands, except percentages)
Installment certificates:
Reserves to mature:
Without guaranteed rates(1)	$11,818	0.73%	0.73%
Additional credits and accrued interest:
Without guaranteed rates(1)	1	N/A	N/A
Fully paid certificates:
Reserves to mature:
With guaranteed rates	7,281	3.17%	0.01%
Without guaranteed rates(1)	5,874,228	0.87%	0.87%
Equity indexed(2)	498,139	N/A	N/A
Additional credits and accrued interest:
With guaranteed rates	93	3.00%	—
Without guaranteed rates(1)	8,499	N/A	N/A
Due to unlocated certificate holders	265	N/A	N/A
Total	$6,400,324

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2016
	Reserve Balance	Average Gross Accumulation Rates(3)	Average Additional Credit Rates(4)
	(in thousands, except percentages)
Installment certificates:
Reserves to mature:
Without guaranteed rates(1)	$13,469	0.51%	0.51%
Additional credits and accrued interest:
Without guaranteed rates(1)	3	N/A	N/A
Fully paid certificates:
Reserves to mature:
With guaranteed rates	8,651	3.16%	0.01%
Without guaranteed rates(1)	5,384,889	0.64%	0.64%
Equity indexed(2)	520,816	N/A	N/A
Additional credits and accrued interest:
With guaranteed rates	169	2.96%	—
Without guaranteed rates(1)	6,702	N/A	N/A
Due to unlocated certificate holders	352	N/A	N/A
Total	$5,935,051
N/A Not Applicable.
(1) There is no minimum rate of accrual on these reserves. Interest is declared periodically, quarterly, or annually in accordance with the terms of the separate series of certificates.
(2) Ameriprise Stock Market Certificate and Ameriprise Market Strategy Certificate enable the certificate owner to participate in any relative rise in a major stock market index up to a cap without risking loss of principal. The certificates have market participation terms of 52, 104 or 156 weeks and may continue for up to 15 years. The reserve balances on these certificates as of December 31, 2017 and 2016 were $529.6 million and $555.3 million, respectively.
(3) The average gross accumulation rate is the additional credit rate plus the guaranteed minimum rate, if applicable, based on the weighted-average reserves as of December 31, 2017 and 2016.
(4) The average additional credit rate is the declared interest rate in excess of the guaranteed minimum rate, if applicable, based on the weighted-average reserves as of December 31, 2017 and 2016.
On certain series of single payment certificates, additional interest is pre-declared for periods greater than one year. The retained earnings appropriated for the pre-declared additional interest as of December 31, 2017 and 2016 was $23 thousand and nil, respectively, which reflects the difference between certificate reserves on these series, calculated on a statutory basis, and the reserves maintained per books.
The carrying amounts of net certificate reserves consisted of the following:

	December 31,
	2017	2016
	(in thousands)
Reserves with terms of one year or less	$6,108,834	$5,676,950
Other	291,490	258,101
Total certificate reserves	6,400,324	5,935,051
Unapplied certificate transactions	2,819	1,661
Certificate loans and accrued interest	(442)	(560)
Total	$6,402,701	$5,936,152
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Ameriprise Financial and ACC entered into a Capital Support Agreement on March 2, 2009, pursuant to which Ameriprise Financial agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements. Effective April 30, 2014, this agreement was amended to revise the maximum commitment to $50 million. For the year ended December 31, 2017, Ameriprise Financial has not infused any additional capital into ACC under this agreement.
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
Investment Advisory and Services
In December 2006, ACC entered into an agreement with CMIA to provide investment advice, operational support and other administrative services to ACC. The agreement provides for a graduated scale of fees equal on an annual basis to 0.35% on the first $250 million of total book value of investments of ACC, 0.30% on the next $250 million, 0.25% on the next $500 million and 0.20% on the amount in excess of $1 billion. The fee is payable monthly in an amount equal to one-twelfth of each of the percentages set forth above. Net invested assets for purposes of this computation are total assets less other assets, leveraged loans, payable for investment securities purchased (available-for-sale securities and derivatives), written equity options, and certificate loans.
The fee paid to CMIA for managing and servicing syndicated loans is equal to 0.35%. The fee is payable monthly and is equal to one-twelfth of 0.35%, computed each month on the basis of book value of the loans less payable for investment securities purchased (leveraged loans) as of the close of business on the last full business day of the preceding month.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Valuation Hierarchy
ACC categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by ACC’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$51,296	$—	$51,296
Available-for-Sale securities:
Residential mortgage backed securities	—	3,187,617	68,710	3,256,327
Corporate debt securities	—	1,112,949	67,341	1,180,290
Commercial mortgage backed securities	—	795,463	—	795,463
Asset backed securities	—	759,503	—	759,503
State and municipal obligations	—	58,057	—	58,057
U.S. government and agency obligations	497,121	—	—	497,121
Common stocks	545	427	28	1,000
Total Available-for-Sale securities	497,666	5,914,016	136,079	6,547,761
Equity derivative contracts	—	54,346	—	54,346
Total assets at fair value	$497,666	$6,019,658	$136,079	$6,653,403

Liabilities
Stock market certificate embedded derivatives	$—	$9,734	$—	$9,734
Equity derivative contracts	3	46,753	—	46,756
Total liabilities at fair value	$3	$56,487	$—	$56,490

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$111,385	$—	$111,385
Available-for-Sale securities:
Residential mortgage backed securities	—	3,030,216	153,183	3,183,399
Corporate debt securities	—	1,440,921	154,156	1,595,077
Commercial mortgage backed securities	—	499,872	—	499,872
Asset backed securities	—	595,635	30,788	626,423
State and municipal obligations	—	48,510	—	48,510
U.S. government and agency obligations	420	—	—	420
Common stocks	2,416	3,476	717	6,609
Total Available-for-Sale securities	2,836	5,618,630	338,844	5,960,310
Equity derivative contracts	—	45,098	—	45,098
Total assets at fair value	$2,836	$5,775,113	$338,844	$6,116,793

Liabilities
Stock market certificate embedded derivatives	$—	$8,183	$—	$8,183
Equity derivative contracts	6	38,313	—	38,319
Total liabilities at fair value	$6	$46,496	$—	$46,502
The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities					Total
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks
	(in thousands)
Balance, January 1, 2017	$153,183	$154,156	$—	$30,788	$717	$338,844
Total gains (losses) included in:
Net income	100	(451)	—	6	123	(222)	(1)
Other comprehensive income (loss)	168	(545)	—	61	188	(128)
Purchases	65,138	13,481	30,000	374	—	108,993
Sales	—	—	—	—	(249)	(249)
Settlements	(36,642)	(99,300)	—	(13,625)	—	(149,567)
Transfers into Level 3	20,182	—	—	16,232	3,568	39,982
Transfers out of Level 3	(133,419)	—	(30,000)	(33,836)	(4,319)	(201,574)
Balance, December 31, 2017	$68,710	$67,341	$—	$—	$28	$136,079
Changes in unrealized gains (losses) relating to assets held at December 31, 2017	$—	$(383)	$—	$—	$—	(383)	(2)

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Available-for-Sale Securities				Total
	Residential Mortgage Backed Securities	Corporate Debt Securities	Asset Backed Securities	Common Stocks
	(in thousands)
Balance, January 1, 2016	$196,334	$190,304	$29,515	$229	$416,382
Total gains (losses) included in:
Net income	559	(1,723)	101	—	(1,063)	(3)
Other comprehensive income (loss)	916	1,575	(239)	65	2,317
Purchases	74,845	6,000	48,372	—	129,217
Settlements	(57,486)	(42,000)	—	—	(99,486)
Transfers into Level 3	—	—	—	668	668
Transfers out of Level 3	(61,985)	—	(46,961)	(245)	(109,191)
Balance, December 31, 2016	$153,183	$154,156	$30,788	$717	$338,844
Changes in unrealized gains (losses) relating to assets held at December 31, 2016	$560	$(395)	$—	$—	$165	(2)

	Available-for-Sale Securities					Total
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks
	(in thousands)
Balance, January 1, 2015	$196,558	$165,501	$—	$18,188	$908	$381,155
Total gains (losses) included in:
Net income	(82)	(1,087)	—	132	—	(1,037)	(2)
Other comprehensive income (loss)	(1,302)	(795)	—	198	(73)	(1,972)
Purchases	263,089	36,685	9,992	31,973	—	341,739
Settlements	(51,008)	(10,000)	—	(16,502)	—	(77,510)
Transfers into Level 3	—	—	—	—	171	171
Transfers out of Level 3	(210,921)	—	(9,992)	(4,474)	(777)	(226,164)
Balance, December 31, 2015	$196,334	$190,304	$—	$29,515	$229	$416,382
Changes in unrealized gains (losses) relating to assets held at December 31, 2015	$176	$(1,036)	$—	$132	$—	$(728)	(2)
(1) Represents a $0.1 million gain included in net realized gain (loss) on investments and a $0.3 million loss included in investment income in the Consolidated Statements of Operations.
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets:

	December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$67,338	Discounted cash flow	Yield/spread to U.S. Treasuries	0.8% - 1.1%	0.9%

	December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$154,153	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9% - 1.7%	1.1%
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

environment, analysis of asset-class specific valuation methodologies, and understanding of sources of market observable assumptions and unobservable assumptions, if any, employed in the valuation methodology. ACC also considers the results of its exception reporting controls and any resulting price challenges that arise.
Derivatives
The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of December 31, 2017 and 2016. See Note 9 and Note 10 for further information on the credit risk of derivative instruments and related collateral.
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

	December 31, 2017
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$99,543	$—	$95,769	$4,242	$100,011
Commercial mortgage loans	107,644	—	—	107,670	107,670
Certificate loans	433	—	433	—	433
Financial Liabilities
Certificate reserves	$6,390,590	$—	$—	$6,374,247	$6,374,247

	December 31, 2016
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$88,665	$—	$85,368	$4,516	$89,884
Commercial mortgage loans	85,150	—	—	86,327	86,327
Certificate loans	549	—	549	—	549
Financial Liabilities
Certificate reserves	$5,926,868	$—	$—	$5,913,672	$5,913,672
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$54,346	$—	$54,346	$(46,753)	$(6,883)	$710
Total	$54,346	$—	$54,346	$(46,753)	$(6,883)	$710

	December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$45,098	$—	$45,098	$(38,313)	$(6,785)	$—
Total	$45,098	$—	$45,098	$(38,313)	$(6,785)	$—
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	December 31, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$46,753	$—	$46,753	$(46,753)	$—	$—
Exchange-traded	3	—	3	—	—	3
Total	$46,756	$—	$46,756	$(46,753)	$—	$3

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$38,313	$—	$38,313	$(38,313)	$—	$—
Exchange-traded	6	—	6	—	—	6
Total	$38,319	$—	$38,319	$(38,313)	$—	$6
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
ACC uses derivatives as economic hedges of equity risk related to Stock Market Certificates (“SMC”). ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	December 31, 2017			December 31, 2016
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Equity contracts(1)	$871,895	$54,346	$46,756	$911,871	$45,098	$38,319
Embedded derivatives
Stock market certificates(2)	N/A	—	9,734	N/A	—	8,183
Total derivatives	$871,895	$54,346	$56,490	$911,871	$45,098	$46,502
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
The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Years Ended December 31,
		2017	2016	2015
		(in thousands)
Equity contracts
Stock market certificates	Net provision for certificate reserves	$4,166	$2,000	$(84)
Stock market certificates embedded derivatives	Net provision for certificate reserves	(4,174)	(2,199)	312
Total		$(8)	$(199)	$228
Ameriprise SMC offers a return based upon the relative change in a major stock market index between the beginning and end of the certificate’s term. The SMC product contains an embedded derivative. The equity based return of the certificate must be separated

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Ameriprise Step-Up Rate Certificates (“SRC”) offer the ability to step up to a higher crediting rate based upon the then-current rate for a new SRC with the same term. ACC does not currently hedge the interest rate risk related to the SRC product. The SRC product contains an embedded derivative which was not material as of December 31, 2017.
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
11.  Shareholder’s Equity
The following table provides information related to amounts reclassified from accumulated other comprehensive income (loss) for the years ended December 31:

Accumulated Other Comprehensive Income (Loss) Reclassification	Location of (Gain) Loss Recognized in Income	2017	2016
		(in thousands)
Unrealized net (gains) losses on Available-for-Sale securities	Net realized gain (loss) on investments	$(12,021)	$(1,007)
Tax expense (benefit)	Income tax expense (benefit)	4,207	352
Net of tax		$(7,814)	$(655)
ACC received cash contributions of $5 million and $33 million from Ameriprise Financial during the years ended December 31, 2017 and 2016, respectively, to maintain compliance with minimum capital requirements. These contributions were received outside of the Capital Support Agreement between Ameriprise Financial and ACC. See Note 6 for additional information on the Capital Support Agreement.
ACC paid dividends of $15 million and nil to Ameriprise Financial during the years ended December 31, 2017 and 2016, respectively.
12.  Income Taxes
The components of income tax provision were as follows:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Current income tax:
Federal	$25,319	$6,952	$3,417
State and local	3,047	1,192	926
Total current income tax	28,366	8,144	4,343
Deferred income tax:
Federal	2,016	8,558	6,196
State and local	(192)	783	445
Total deferred income tax	1,824	9,341	6,641
Total income tax provision	$30,190	$17,485	$10,984
On December 22, 2017 the Tax Act was signed into law. The provision for income taxes for the year ended December 31, 2017 includes an expense of $3.4 million due to the enactment of the Tax Act. The $3.4 million expense includes: 1) a $3 million expense for the remeasurement of deferred tax assets and liabilities to the Tax Act’s statutory rate of 21%; and 2) a $371 thousand expense for the remeasurement of tax contingencies, specifically state tax contingencies and interest accrued for tax contingencies.
ACC considers the expenses related to the remeasurement of deferred tax assets and liabilities of the Tax Act to be provisional amounts based on reasonable estimates, as discussed below.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 35% were as follows:

	Years Ended December 31,
	2017	2016	2015
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Impact of Tax Act	4.6	—	—
State income tax, net	2.5	2.8	2.7
Uncertain tax positions	—	—	(4.1)
Taxes applicable to prior years	—	—	(1.0)
Other	(1.4)	0.4	—
Income tax provision	40.7%	38.2%	32.6%
The increase in the effective tax rate for the year ended December 31, 2017 compared to 2016 was primarily due to a $3.4 million expense in 2017 due to provisions of the Tax Act, including remeasurement of deferred tax assets and remeasurement of tax contingencies. The higher effective tax rate for the year ended December 31, 2016 compared to 2015 is primarily due to the decrease of uncertain tax positions related to certain state income tax items in 2015.
As of December 31, 2017, ACC had not fully completed its accounting for the tax effects of the enactment of the Tax Act; however, ACC is able to provide reasonable estimates of the Tax Act’s impact. ACC’s provision for income taxes for the year ended December 31, 2017 is based in part on a reasonable estimate of the remeasurement of deferred tax assets and liabilities under the Tax Act. ACC recognized a provisional tax amount of $3 million, which is included as a component of provision for income taxes from continuing operations. ACC considers the accounting for the Tax Act’s expense related to remeasurement of tax contingencies to be final and complete.
ACC recorded a provisional tax amount of $3 million to remeasure certain deferred tax assets and liabilities as a result of the enactment of the Tax Act. ACC is still analyzing certain aspects of the Tax Act and is refining the estimate of the expected reversal of its deferred tax balances. This can potentially affect the measurement of these balances or give rise to new deferred tax amounts. In addition, further guidance from federal and state taxing authorities may change the provisional tax liability or the accounting treatment of the provisional tax liability.
ACC cash settles with Ameriprise Financial the change in its deferred federal income taxes on a quarterly basis. ACC’s deferred federal income taxes are presented net in Taxes receivable from parent or Taxes payable to parent on ACC’s Consolidated Balance Sheets. ACC had net deferred federal income taxes receivable from Ameriprise Financial of $3.9 million and net deferred federal income taxes payable to Ameriprise Financial of $3.9 million as of December 31, 2017 and 2016, respectively. During the years ended December 31, 2017 and 2016, ACC paid Ameriprise Financial $8.9 million and $7.5 million, respectively, for the settlement of deferred federal income taxes.
ACC’s deferred state income taxes, as well as deferred state and federal income taxes for ACC’s subsidiary, Investors Syndicate Development Corp., are presented net in Deferred taxes, net on ACC’s Consolidated Balance Sheets. Deferred income tax assets and liabilities are measured at the statutory rate of 21% as of December 31, 2017 and 35% as of December 31, 2016. The significant components of deferred tax assets and liabilities included in Deferred taxes, net were as follows:

	December 31,
	2017	2016
	(in thousands)
Deferred income tax assets:
Certificate reserves	$437	$335
Investment unrealized losses, net	342	248
Other	—	3
Total deferred income tax assets	779	586
Deferred income tax liabilities:
Investments, including bond discounts and premiums	35	94
Other	8	—
Total deferred income tax liabilities	43	94
Net deferred income tax assets	$736	$492

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2017	2016	2015
	(in thousands)
Balance at January 1	$2,486	$1,935	$5,514
Additions based on tax positions related to the current year	1,217	782	—
Additions for tax positions of prior years	14	423	—
Reductions for tax positions of prior years	(532)	(654)	(3,579)
Settlements	(654)	—	—
Balance at December 31	$2,531	$2,486	$1,935
If recognized, approximately $2.0 million, $1.6 million and $1.3 million, net of federal tax benefits, of the unrecognized tax benefits as of December 31, 2017, 2016 and 2015, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. ACC estimates that the total amount of gross unrecognized tax benefits may decrease by $94 thousand in the next 12 months primarily due to state exams.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized decreases of $158 thousand, $1.4 million and $110 thousand for interest and penalties for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, ACC had a payable of $92 thousand and $250 thousand, respectively, related to accrued interest and penalties.
ACC files income tax returns, as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial, in the U.S. federal jurisdiction, and various states jurisdictions. In the third quarter of 2017, Ameriprise Financial received final cash settlements for resolution of the 2006 and 2011 IRS audit. The IRS has completed its examination of the 2008 through 2010 tax returns and these years are effectively settled; however, the statutes of limitation, remain open for certain carryover adjustments. The IRS is currently auditing Ameriprise Financial’s U.S. income tax returns for 2012 through 2015. Ameriprise Financial’s or its subsidiaries’, including ACC’s, state income tax returns are currently under examination by various jurisdictions for years ranging from 2005 through 2015.
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

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers
December 31, 2017
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CASH EQUIVALENTS
COMMERCIAL PAPER
CENTERPOINT ENERGY INC	1/2/2018	—%	$36,300	$36,298	$36,298
E I DU PONT DE NEMOURS AND CO	1/4/2018	—	15,000	14,998	14,998
TOTAL COMMERCIAL PAPER				51,296	51,296
TOTAL CASH EQUIVALENTS				51,296	51,296

FIXED MATURITIES
U.S. GOVERNMENT AND AGENCY OBLIGATIONS
UNITED STATES TREASURY BILL	5/24/2018	—	50,000	49,719	49,719
UNITED STATES TREASURY BILL	6/21/2018	—	75,000	74,480	74,480
UNITED STATES TREASURY BILL	5/31/2018	—	50,000	49,701	49,701
UNITED STATES TREASURY BILL	6/7/2018	—	75,000	74,526	74,526
UNITED STATES TREASURY BILL	6/14/2018	—	75,000	74,503	74,503
UNITED STATES TREASURY BILL	6/28/2018	—	75,000	74,425	74,425
UNITED STATES TREASURY BILL	7/5/2018	—	50,000	49,614	49,614
UNITED STATES TREASURY BOND	11/15/2028	5.250	200	211	254
UNITED STATES TREASURY NOTE	5/31/2018	1.000	50,000	49,919	49,899
TOTAL U. S. GOVERNMENT AND AGENCY OBLIGATIONS				497,098	497,121

STATE AND MUNICIPAL OBLIGATIONS
CARSON CALIFORNIA REDEVELOPMENT AGENCY	2/1/2019	3.307	1,550	1,550	1,558
CARSON CALIFORNIA REDEVELOPMENT AGENCY	2/1/2020	3.757	3,205	3,205	3,253
FLORIDA ST MID-BAY BRIDGE AUTHORITY	10/1/2021	3.784	3,625	3,625	3,655
HOUSING AND REDEVELOPMENT AUTHORITY OF ST. PAUL	7/1/2018	1.838	2,000	2,000	1,998
KENTUCKY ST PPTY & BLDGS COMMN	5/1/2020	2.263	1,285	1,285	1,275
KENTUCKY ST PPTY & BLDGS COMMN	5/1/2021	2.564	1,100	1,100	1,092
L'ANSE CREUSE MICHIGAN PUBLIC SCHOOLS	5/1/2020	2.159	5,000	5,000	5,000
LOS ANGELES CALIF MUN IMPT CORPORATION	11/1/2019	2.846	3,000	3,000	3,036
LOS ANGELES COUNTY CALIFORNIA REDEV AUTHORITY	8/1/2019	2.644	2,425	2,425	2,442
MICHIGAN STATE HOUSING DEVELOPMENT	4/1/2018	1.446	2,030	2,030	2,026
MICHIGAN STATE HOUSING DEVELOPMENT	10/1/2019	1.822	1,460	1,460	1,442
MICHIGAN STATE HOUSING DEVELOPMENT	4/1/2020	1.946	1,080	1,080	1,070
NEW HOPE CULTURAL EDU FACS FIN CORPORATION	7/1/2018	3.330	1,380	1,380	1,353
NEW HOPE CULTURAL EDU FACS FIN CORPORATION	7/1/2019	3.780	2,155	2,155	2,026
NEW HOPE CULTURAL EDU FACS FIN CORPORATION	7/1/2020	4.125	2,810	2,810	2,559
OYSTER BAY NY	2/1/2018	3.250	1,250	1,250	1,250
OYSTER BAY NY	2/1/2019	3.550	1,800	1,801	1,803
PORT OF SEATTLE	5/1/2019	1.894	2,000	2,000	1,997
PORT OF SEATTLE	5/1/2020	2.007	5,000	5,000	4,977
SUCCESSOR AGENCY TO THE PALM DESERT REDEVELOPMENT AGENCY	10/1/2019	2.000	3,835	3,813	3,824
SUCCESSOR AGENCY TO THE PALM DESERT REDEVELOPMENT AGENCY	10/1/2018	1.625	3,780	3,771	3,773

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2017
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

SUCCESSOR AGENCY TO THE PALM DESERT REDEVELOPMENT AGENCY	10/1/2019	2.000	4,680	4,654	4,666
SUCCESSOR AGENCY TO THE PALM DESERT REDEVELOPMENT AGENCY	10/1/2020	2.250	2,000	1,986	1,982
TOTAL STATE AND MUNICIPAL OBLIGATIONS				58,380	58,057

RESIDENTIAL MORTGAGE BACKED SECURITIES
AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES
FANNIE MAE 06-36 GF	5/25/2036	1.852	7,180	7,209	7,173
FANNIE MAE 07-46 FB	5/25/2037	1.922	2,727	2,733	2,731
FANNIE MAE 09-107 FL	2/25/2038	2.202	2,628	2,640	2,647
FANNIE MAE 13-2 KF	1/25/2037	1.732	10,146	10,126	10,056
FANNIE MAE AF-2015-22C	4/25/2045	1.592	22,503	22,426	22,341
FANNIE MAE AF-2015-42	6/25/2055	1.572	23,519	23,393	23,510
FANNIE MAE AF-2015-91	12/25/2045	1.612	24,244	24,141	24,112
FANNIE MAE FA-2015-4	2/25/2045	1.592	10,852	10,865	10,815
FANNIE MAE FW-2015-84	11/25/2045	1.592	21,701	21,671	21,655
FANNIE MAE 05-103	7/25/2035	2.052	21,457	21,547	21,554
FANNIE MAE 07-6	2/25/2037	2.002	11,343	11,362	11,397
FANNIE MAE 09-101	12/25/2039	2.392	15,263	15,490	15,567
FANNIE MAE 16-2	2/25/2056	1.841	8,000	7,990	8,009
FANNIE MAE 16-40	7/25/2056	1.722	25,844	25,807	25,966
FANNIE MAE 17-54	7/25/2047	1.661	26,080	26,063	26,055
FANNIE MAE 17-68	9/25/2047	1.661	28,570	28,564	28,496
FANNIE MAE 254590	1/1/2018	5.000	—	—	—
FANNIE MAE 303970	9/1/2024	6.000	265	263	296
FANNIE MAE 545492	2/1/2022	5.500	126	125	138
FANNIE MAE 703446	5/1/2018	4.500	153	152	155
FANNIE MAE 704592	5/1/2018	5.000	47	47	48
FANNIE MAE 708635	6/1/2018	5.000	24	24	25
FANNIE MAE 725558	6/1/2034	3.508	282	280	297
FANNIE MAE 725694	7/1/2034	2.883	180	177	185
FANNIE MAE 725719	7/1/2033	2.853	521	519	534
FANNIE MAE 735034	10/1/2034	3.288	5,217	5,495	5,457
FANNIE MAE 735702	7/1/2035	3.448	4,121	4,239	4,328
FANNIE MAE 794787	10/1/2034	3.198	198	201	209
FANNIE MAE 799733	11/1/2034	3.345	270	274	285
FANNIE MAE 801337	9/1/2034	3.099	2,351	2,478	2,441
FANNIE MAE 801917	10/1/2034	3.570	287	289	303
FANNIE MAE 804561	9/1/2034	3.248	629	631	663
FANNIE MAE 807219	1/1/2035	3.633	1,731	1,746	1,825
FANNIE MAE 809532	2/1/2035	3.256	381	383	402
FANNIE MAE 834552	8/1/2035	3.580	567	570	587
FANNIE MAE 889335	6/1/2018	4.500	110	110	112
FANNIE MAE 889485	6/1/2036	3.467	3,757	3,819	3,952
FANNIE MAE 922674	4/1/2036	3.636	1,851	1,895	1,962

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2017
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE 968438	1/1/2038	3.411	5,737	6,025	5,998
FANNIE MAE 995123	8/1/2037	3.690	1,629	1,685	1,725
FANNIE MAE 995548	9/1/2035	3.355	2,229	2,277	2,333
FANNIE MAE 995604	11/1/2035	3.462	6,786	7,152	7,136
FANNIE MAE 995614	8/1/2037	2.557	2,075	2,184	2,111
FANNIE MAE AB1980	12/1/2020	3.000	2,231	2,253	2,274
FANNIE MAE AB5230	5/1/2027	2.500	10,061	10,242	10,112
FANNIE MAE AD0901	4/1/2040	3.424	6,342	6,742	6,640
FANNIE MAE AE0559	12/1/2034	3.355	4,437	4,667	4,651
FANNIE MAE AE0566	8/1/2035	3.486	3,865	4,064	4,072
FANNIE MAE AF-2016-11	3/25/2046	1.742	13,978	13,954	13,999
FANNIE MAE AF-2016-30	5/25/2046	1.742	26,763	26,743	26,765
FANNIE MAE AF-2016-87	11/25/2046	1.761	17,343	17,336	17,360
FANNIE MAE AF-2016-88	12/25/2046	1.801	15,141	15,141	15,106
FANNIE MAE AF-2017-10	3/25/2047	1.751	22,357	22,327	22,386
FANNIE MAE AF-204620	11/15/2042	1.801	15,445	15,417	15,519
FANNIE MAE AL1037	1/1/2037	3.237	3,545	3,775	3,739
FANNIE MAE AL2269	10/1/2040	3.535	5,237	5,569	5,481
FANNIE MAE AL3935	9/1/2037	3.508	9,773	10,330	10,302
FANNIE MAE AL3961	2/1/2039	3.292	7,353	7,759	7,679
FANNIE MAE AL4100	9/1/2036	3.420	10,065	10,610	10,555
FANNIE MAE AL4110	3/1/2037	3.338	7,598	7,988	7,945
FANNIE MAE AL4114	2/1/2039	3.558	9,266	9,831	9,775
FANNIE MAE AO8746	8/1/2027	2.500	18,129	18,650	18,219
FANNIE MAE ARM 105989	8/1/2020	3.180	1	2	1
FANNIE MAE ARM 190726	3/1/2033	4.825	124	126	128
FANNIE MAE ARM 249907	2/1/2024	3.375	118	119	121
FANNIE MAE ARM 303259	3/1/2025	3.131	35	35	35
FANNIE MAE ARM 545786	6/1/2032	3.165	199	200	202
FANNIE MAE ARM 620293	1/1/2032	3.650	159	158	165
FANNIE MAE ARM 651629	8/1/2032	3.435	208	208	216
FANNIE MAE ARM 654158	10/1/2032	2.915	336	336	354
FANNIE MAE ARM 654195	10/1/2032	2.915	164	165	172
FANNIE MAE ARM 655646	8/1/2032	3.461	236	236	245
FANNIE MAE ARM 655798	8/1/2032	3.381	359	358	379
FANNIE MAE ARM 661349	9/1/2032	3.258	141	141	149
FANNIE MAE ARM 661744	10/1/2032	3.255	322	323	342
FANNIE MAE ARM 664521	10/1/2032	3.205	167	168	169
FANNIE MAE ARM 664750	10/1/2032	3.363	79	79	82
FANNIE MAE ARM 670731	11/1/2032	2.915	417	418	434
FANNIE MAE ARM 670779	11/1/2032	2.915	309	311	321
FANNIE MAE ARM 670890	12/1/2032	2.790	243	243	249
FANNIE MAE ARM 670912	12/1/2032	3.027	286	286	293
FANNIE MAE ARM 670947	12/1/2032	2.797	344	346	361

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2017
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE ARM 694852	4/1/2033	3.315	217	220	228
FANNIE MAE ARM 722779	9/1/2033	2.913	622	623	639
FANNIE MAE ARM 733525	8/1/2033	3.214	561	540	580
FANNIE MAE ARM 739194	9/1/2033	3.359	489	490	509
FANNIE MAE ARM 743256	10/1/2033	3.337	207	204	212
FANNIE MAE ARM 743856	11/1/2033	3.335	251	251	263
FANNIE MAE ARM 758873	12/1/2033	3.344	365	361	379
FANNIE MAE ARM 88879	11/1/2019	2.878	24	24	24
FANNIE MAE ARM 89125	8/1/2019	2.874	18	18	18
FANNIE MAE AS4507	2/1/2030	3.000	9,166	9,511	9,356
FANNIE MAE AS4878	4/1/2030	3.000	13,237	13,724	13,512
FANNIE MAE BE5622	1/1/2032	2.500	36,575	36,888	36,536
FANNIE MAE DF-2015-38	6/25/2055	1.552	39,116	38,861	39,059
FANNIE MAE DF-2016-69	10/25/2046	1.952	19,858	19,860	19,920
FANNIE MAE FA-2015-55	8/25/2055	1.592	16,914	16,849	16,791
FANNIE MAE FA-204624	12/15/2038	1.811	43,264	43,176	43,463
FANNIE MAE FL-2017-4	2/25/2047	1.811	18,902	18,902	18,973
FANNIE MAE GF-204639	3/15/2036	1.822	42,263	42,181	42,437
FANNIE MAE HYBRID ARM 566074	5/1/2031	3.112	292	292	306
FANNIE MAE HYBRID ARM 584507	6/1/2031	3.160	126	126	133
FANNIE MAE KF-2015-27	5/25/2045	1.852	18,386	18,331	18,363
FANNIE MAE MA0099	6/1/2019	4.000	429	430	442
FANNIE MAE MA0598	12/1/2020	3.500	1,937	1,970	2,000
FANNIE MAE MA1144	8/1/2027	2.500	9,075	9,348	9,128
FANNIE MAE WF-2016-68	10/25/2046	1.811	12,888	12,905	12,876
FANNIE MAE_15-50	7/25/2045	1.592	40,278	40,237	40,174
FANNIE MAE_15-93	8/25/2045	1.902	17,273	17,228	17,190
FANNIE MAE_16-11	3/25/2046	1.911	17,069	17,090	17,143
FANNIE MAE_16-64	9/25/2046	1.831	28,222	28,224	28,269
FREDDIE MAC 4159 FD	1/15/2043	1.827	10,647	10,681	10,617
FREDDIE MAC 4363 2014 FA	9/15/2041	1.731	6,714	6,715	6,659
FREDDIE MAC AF-204521	5/15/2041	1.691	30,008	29,953	29,920
FREDDIE MAC FB-204495	11/15/2038	1.711	20,426	20,354	20,226
FREDDIE MAC LF-204475	4/15/2040	1.671	5,462	5,459	5,447
FREDDIE MAC WF-204491	8/15/2039	1.681	10,504	10,499	10,486
FREDDIE MAC 1H2520	6/1/2035	3.164	5,470	5,798	5,778
FREDDIE MAC 1N1474	5/1/2037	3.510	1,199	1,246	1,257
FREDDIE MAC 1Q1515	11/1/2038	3.479	20,930	22,123	21,967
FREDDIE MAC 1Q1540	6/1/2040	3.429	8,713	9,311	9,115
FREDDIE MAC 1Q1548	8/1/2038	3.417	9,351	9,847	9,797
FREDDIE MAC 1Q1572	5/1/2038	3.414	15,736	16,624	16,483
FREDDIE MAC 3812 BE	9/15/2018	2.750	242	242	242
FREDDIE MAC 4595	10/15/2037	1.922	14,253	14,253	14,389
FREDDIE MAC 781884	8/1/2034	3.375	912	922	961

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2017
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FREDDIE MAC 848416	2/1/2041	3.516	9,394	9,812	9,856
FREDDIE MAC 848530	9/1/2039	3.494	5,215	5,511	5,474
FREDDIE MAC 848922	4/1/2037	3.522	4,948	5,277	5,208
FREDDIE MAC 849281	8/1/2037	3.327	7,186	7,664	7,591
FREDDIE MAC AF-204559	3/15/2042	1.861	16,875	16,819	16,900
FREDDIE MAC AF-204615	10/15/2038	1.722	8,885	8,859	8,882
FREDDIE MAC ARM 350190	5/1/2022	3.250	20	21	20
FREDDIE MAC ARM 405014	1/1/2019	2.899	4	4	4
FREDDIE MAC ARM 405092	3/1/2019	3.250	3	3	3
FREDDIE MAC ARM 405185	10/1/2018	2.758	2	2	2
FREDDIE MAC ARM 405243	7/1/2019	3.010	13	13	13
FREDDIE MAC ARM 405437	10/1/2019	3.400	18	18	18
FREDDIE MAC ARM 405615	10/1/2019	3.232	1	1	1
FREDDIE MAC ARM 606024	2/1/2019	2.825	3	3	3
FREDDIE MAC ARM 606025	7/1/2019	2.825	8	8	8
FREDDIE MAC ARM 780514	5/1/2033	3.081	351	359	367
FREDDIE MAC ARM 780845	9/1/2033	3.398	192	187	199
FREDDIE MAC ARM 780903	9/1/2033	3.430	257	255	266
FREDDIE MAC ARM 785363	2/1/2025	3.114	29	29	29
FREDDIE MAC ARM 788941	12/1/2031	3.500	21	20	21
FREDDIE MAC ARM 840036	1/1/2019	3.375	4	4	4
FREDDIE MAC ARM 840072	6/1/2019	2.750	3	3	3
FREDDIE MAC ARM 845154	7/1/2022	3.255	28	29	29
FREDDIE MAC ARM 845523	11/1/2023	3.250	2	2	2
FREDDIE MAC ARM 845654	2/1/2024	3.515	74	74	75
FREDDIE MAC ARM 845730	11/1/2023	3.173	120	122	123
FREDDIE MAC ARM 845733	4/1/2024	3.054	122	123	127
FREDDIE MAC ARM 846107	2/1/2025	3.740	36	36	37
FREDDIE MAC ARM 846702	10/1/2029	3.067	20	20	20
FREDDIE MAC C90581	8/1/2022	5.500	118	117	128
FREDDIE MAC C90582	9/1/2022	5.500	67	67	74
FREDDIE MAC E95403	3/1/2018	5.000	17	17	17
FREDDIE MAC E95671	4/1/2018	5.000	22	22	23
FREDDIE MAC F2-20350	9/15/2040	1.722	51,375	51,338	51,292
FREDDIE MAC F4-20328	2/15/2038	1.592	9,697	9,711	9,691
FREDDIE MAC FA-204547	9/15/2040	1.800	13,780	13,760	13,799
FREDDIE MAC FL-204523	8/15/2038	1.711	16,227	16,151	16,184
FREDDIE MAC G30227	5/1/2023	5.500	411	419	449
FREDDIE MAC J32518	8/1/2030	3.000	17,748	18,367	18,086
FREDDIE MAC KF-204560	7/15/2040	1.911	21,649	21,618	21,588
FREDDIE MAC T-76 2A	10/25/2037	4.076	8,820	8,989	9,022
FREDDIE MAC_4248	5/15/2041	1.927	15,939	15,966	16,023
FREDDIE MAC_4301	7/15/2037	1.877	19,395	19,395	19,452
FREDDIE MAC_4448	5/15/2040	1.681	14,814	14,737	14,707

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2017
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

GINNIE MAE MF-2016-108	8/20/2046	1.661	2,771	2,761	2,772
GINNIE MAE AF-2014-129	10/20/2041	1.661	9,319	9,309	9,352
GINNIE MAE AF-2014-94	11/20/2041	1.811	6,588	6,601	6,531
GINNIE MAE AF-2015-18	2/20/2040	1.691	15,170	15,193	15,189
GINNIE MAE II 082431	12/20/2039	2.250	7,333	7,626	7,654
GINNIE MAE II 082464	1/20/2040	2.375	2,608	2,801	2,718
GINNIE MAE II 082497	3/20/2040	2.375	4,969	5,275	5,178
GINNIE MAE II 082573	7/20/2040	2.750	5,651	5,854	5,807
GINNIE MAE II 082581	7/20/2040	2.750	7,434	7,969	7,646
GINNIE MAE II 082602	8/20/2040	2.750	13,326	14,302	13,706
GINNIE MAE II 082710	1/20/2041	2.375	5,953	6,193	6,128
GINNIE MAE II 082794	4/20/2041	2.625	8,004	8,540	8,237
GINNIE MAE II ARM 8157	3/20/2023	2.375	52	53	53
GINNIE MAE II ARM 8341	4/20/2018	2.625	—	—	—
GINNIE MAE II ARM 8353	5/20/2018	2.625	1	1	1
GINNIE MAE II ARM 8365	6/20/2018	2.625	1	1	1
GINNIE MAE II ARM 8377	7/20/2018	2.750	1	1	1
GINNIE MAE II ARM 8428	11/20/2018	3.500	1	1	1
GINNIE MAE II ARM 8440	12/20/2018	3.500	3	3	3
GINNIE MAE II ARM 8638	6/20/2025	2.625	85	85	87
GINNIE MAE LF-2015-82	4/20/2041	1.661	10,774	10,774	10,792
TOTAL AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				1,424,909	1,422,532

NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES
ADJUSTABLE RATE MORTGAGE TRUST 04-2 6A1	2/25/2035	3.595	580	586	584
AMERICAN HOME MORTGAGE INVESTMENT TRUST 5A-2004-4	2/25/2045	3.661	2,470	2,484	2,494
ANGEL OAK MORTGAGE TRUST A1-2017-1	1/25/2047	2.810	5,397	5,395	5,360
ANGEL OAK MORTGAGE TRUST A1-2017-2	7/25/2047	2.478	32,950	32,946	32,659
APS RESECURITIZATION TRUST 1A-2016-3	11/27/2066	3.802	20,515	20,401	21,237
APS RESECURITIZATION TRUST 2A-2015-1	8/28/2054	1.380	6,750	6,623	6,726
APS RESECURITIZATION TRUST 2A-2016-3	11/27/2046	3.802	13,416	13,340	14,134
BANK OF AMERICA FUNDING CORPORATION 7A1-2015-R4	11/27/2045	3.111	10,091	10,055	10,108
BANK OF AMERICA FUNDING CORPORATION A1-2016-R1	3/25/2040	2.500	28,572	28,409	28,171
BANK OF AMERICA MORTGAGE SECURITY 2004-E 2A6	6/25/2034	3.829	2,562	2,550	2,551
BAYVIEW OPPORTUNITY MASTER FUN A-2017-RT5	5/28/2069	3.500	37,512	38,370	38,303
BAYVIEW OPPORTUNITY MASTER FUN A-2017-RT6	10/28/2057	3.500	36,067	36,843	36,869
BAYVIEW OPPORTUNITY MASTER FUND A1-2017-RT1	3/28/2057	3.000	15,797	15,892	15,802
BAYVIEW OPPORTUNITY MASTER FUND A-2016-SPL1	4/28/2055	4.000	31,254	32,057	32,078
BAYVIEW OPPORTUNITY MASTER FUND A-2016-SPL2	6/28/2053	4.000	31,314	32,067	32,369
BAYVIEW OPPORTUNITY MASTER FUND A-2017-SPL1	10/28/2064	4.000	25,950	26,726	26,837
BAYVIEW OPPORTUNITY MASTER FUND A-2017-SPL2	6/28/2054	4.000	28,658	29,524	29,643
BAYVIEW OPPORTUNITY MASTER FUND A-2017-SPL3	11/28/2053	4.000	22,061	22,775	22,786
BAYVIEW OPPORTUNITY MASTER FUND A-2017-SPL4	1/28/2055	3.500	26,694	27,315	27,231
BAYVIEW OPPORTUNITY MASTER FUND A-2017-SPL5	6/28/2057	3.500	29,907	30,754	30,519

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2017
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BCAP LLC TRUST 09-RR1 22A1	5/26/2035	3.473	515	511	515
BCAP LLC TRUST 09-RR1 23A1	5/26/2035	3.451	187	186	187
BCAP LLC TRUST 11-RR10 3A5	6/26/2035	3.449	3,383	3,378	3,450
BCAP LLC TRUST 12A3-2011-R1	3/26/2035	3.260	4,460	4,494	4,413
BCAP LLC TRUST 12-RR10 4A1	3/26/2036	3.544	2,692	2,695	2,695
BCAP LLC TRUST 12-RR10 9A1	10/26/2035	3.510	1,074	1,074	1,079
BCAP LLC TRUST 12-RR3 8A1	7/26/2035	3.430	64	64	64
BCAP LLC TRUST 12-RR3 9A5	1/26/2036	3.639	391	392	390
BCAP LLC TRUST 12-RR6 2A6	5/26/2036	3.168	402	401	402
BCAP LLC TRUST 13-RR7 2A1	6/26/2037	3.077	1,153	1,153	1,152
BCAP LLC TRUST 13-RR8 1A1	5/26/2036	3.387	2,637	2,643	2,653
BCAP LLC TRUST 13-RR9 1A1	1/26/2036	3.639	4,545	4,555	4,579
BCAP LLC TRUST 3A1-2014-RR2	9/26/2046	1.962	6,248	6,139	6,206
BCAP LLC TRUST 4A1-2013-RR7	12/27/2034	3.854	7,123	7,188	7,270
CENTEX HOME EQUITY CXHEA 2003-A AF4	12/25/2031	4.250	1,231	1,220	1,230
CHASE MORTGAGE FINANCE 07-A1 1A5	2/25/2037	3.664	4,610	4,569	4,644
CITIGROUP MORTGAGE LOAN TRUST 10-7 2A1	2/25/2035	3.383	527	527	529
CITIGROUP MORTGAGE LOAN TRUST 12-6 2A1	8/25/2036	3.313	939	937	940
CITIGROUP MORTGAGE LOAN TRUST 13-7 2A1	8/25/2036	3.313	3,327	3,327	3,340
CITIGROUP MORTGAGE LOAN TRUST 13-9 2A1	9/25/2034	3.358	4,603	4,606	4,578
CITIGROUP MORTGAGE LOAN TRUST 1A1-2014-11	10/25/2035	3.554	8,206	8,305	8,205
CITIGROUP MORTGAGE LOAN TRUST 1A1-2014-2	2/20/2036	3.332	4,727	4,734	4,753
CITIGROUP MORTGAGE LOAN TRUST 1A1-2015-11	3/25/2035	3.436	16,707	16,798	16,635
CITIGROUP MORTGAGE LOAN TRUST 1A1-2015-9	2/20/2036	3.413	7,084	7,112	7,038
CITIGROUP MORTGAGE LOAN TRUST 2A1-2014-2	4/25/2036	3.250	7,458	7,478	7,309
CITIGROUP MORTGAGE LOAN TRUST 2A1-2014-5	2/20/2036	3.396	6,387	6,408	6,435
CITIGROUP MORTGAGE LOAN TRUST 2A1-2015-9	2/25/2036	3.461	10,776	10,817	10,706
CITIGROUP MORTGAGE LOAN TRUST 3A1-2012-4	3/25/2036	3.283	788	788	789
CITIGROUP MORTGAGE LOAN TRUST 3A1-2013-11	9/25/2034	3.504	2,820	2,845	2,857
CITIGROUP MORTGAGE LOAN TRUST 3A1-2014-6	11/25/2035	2.592	7,160	7,103	7,143
CITIGROUP MORTGAGE LOAN TRUST 3A1-2015-5	8/25/2034	3.552	7,015	7,095	7,022
CITIGROUP MORTGAGE LOAN TRUST 4A1-2015-5	4/20/2035	3.399	15,541	15,627	15,663
CITIGROUP MORTGAGE LOAN TRUST 5A1-2014-11	11/25/2036	3.250	3,148	3,164	3,190
CITIGROUP MORTGAGE LOAN TRUST 5A1-2015-5	1/25/2036	1.577	7,621	7,422	7,221
CITIGROUP MORTGAGE LOAN TRUST A1-2015-PS1	9/25/2042	3.750	14,092	14,265	14,354
CITIGROUP MORTGAGE LOAN TRUST A4-2015-A	6/25/2058	4.250	1,288	1,337	1,320
CITIGROUP MORTGAGE LOAN TRUST CMLTI_13 1A1	3/25/2035	3.440	4,853	4,871	4,869
COLT FUNDING LLC A1-2016-3	12/26/2046	2.800	19,252	19,254	19,247
COLT FUNDING LLC 6-2	9/25/2046	2.750	4,175	4,182	4,229
COLT FUNDING LLC A1 2017-1	5/27/2047	2.614	25,946	25,937	25,471
COLT FUNDING LLC COLT_17-2	10/25/2047	2.415	24,331	24,329	24,374
COMMERCIAL TRUST CORPORATION A-2017-7	4/25/2057	3.000	18,947	19,106	19,006
COUNTRYWIDE HOME LOANS 03-46 4A1	1/19/2034	3.521	3,938	4,030	3,960
COUNTYWIDE ALTERNATIVE LOAN 04-33 2A1	12/25/2034	3.593	287	289	292

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2017
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES 04-AR3	4/25/2034	3.437	2,629	2,665	2,679
CREDIT SUISSE MORTGAGE CAPITAL 09-2R 1A12	9/26/2034	3.514	1,026	1,026	1,024
CREDIT SUISSE MORTGAGE CAPITAL 09-2R 1A13	9/26/2034	3.514	28,874	28,830	29,120
CREDIT SUISSE MORTGAGE CAPITAL 10-17R 1A1	6/26/2036	3.374	2,016	2,016	2,037
CREDIT SUISSE MORTGAGE CAPITAL 3A1-2015-7R	10/27/2036	1.692	13,289	12,908	12,897
CREDIT SUISSE MORTGAGE CAPITAL A6-2015-1R	12/27/2035	3.855	7,703	7,780	7,789
CREDIT SUISSE MORTGAGE CAPTIAL 13-11R 1A1	6/27/2034	2.750	5,908	5,907	5,907
CREDIT SUISSE MORTGAGE CAPTIAL 13-11R 2A1	5/27/2034	2.750	9,115	9,116	9,032
CREDIT SUISSE MORTGAGE CAPTIAL 15A1-2014-11	1/27/2036	3.421	13,391	13,490	13,367
CREDIT SUISSE MORTGAGE CAPTIAL 1A1-2015-6R	7/27/2035	3.591	11,047	11,152	11,023
CREDIT SUISSE MORTGAGE CAPTIAL 5A1-2014-5R	7/27/2037	2.500	4,050	4,050	3,995
CREDIT SUISSE MORTGAGE CAPTIAL A1-2017-FHA1	4/25/2047	3.250	19,181	19,403	19,397
CREDIT SUISSE MORTGAGE TRUST 13-2R 6A1	9/27/2036	3.599	3,009	3,028	3,064
CREDIT SUISSE MORTGAGE TRUST 2A12-2010-2R	10/26/2036	3.613	17,742	17,895	17,913
CREDIT SUISSE MORTGAGE TRUST 2A12-2010-7R	4/26/2037	3.497	1,823	1,832	1,822
CREDIT SUISSE MORTGAGE TRUST 2A14-2009-11	9/26/2036	3.239	1,502	1,507	1,504
CREDIT SUISSE MORTGAGE TRUST 6A12-2010-2R	7/26/2037	3.380	3,241	3,264	3,248
CREDIT SUISSE MORTGAGE TRUST A1-2017-RPL1	7/25/2057	2.750	20,438	20,418	20,439
CREDIT SUISSE MORTGAGE TRUST A1-2017-RPL3	8/1/2057	4.000	36,652	37,993	37,709
DEEPHAVEN RESIDENTIAL MORTGAGE A1-2017-1A	12/26/2046	2.725	22,610	22,603	22,613
DEEPHAVEN RESIDENTIAL MORTGAGE A1-2017-2A	6/25/2047	2.453	30,100	30,094	29,765
DEEPHAVEN RESIDENTIAL MORTGAGE A1-2017-3A	10/25/2047	2.577	15,184	15,182	15,183
ELLINGTON FINANCIAL MORTGAGE A1-2017-1	10/25/2047	2.687	13,921	13,920	13,921
EQUITY ONE ABS INC 04-3 AF4	7/25/2034	4.664	622	620	622
FIRST HORIZON ALTERNATIVE MORTGAGE 04-AA4 A1	10/25/2034	3.346	766	776	764
GMAC MORTGAGE CORPORATION LOAN 2004-AR2 3A	8/19/2034	4.078	622	623	600
GMAC MORTGAGE CORPORATION LOAN 2004-AR2 5A1	8/19/2034	4.007	755	756	764
GOLDMAN SACHS MORTGAGE SECURITIES CORPORATION 05-AR1 2A1	1/25/2035	3.771	1,981	1,989	2,000
GOLDMAN SACHS MORTGAGE SECURITIES CORPORATION 09-1R 2A1	11/25/2035	3.535	102	101	102
GOLDMAN SACHS MORTGAGE SECURITIES CORPORATION 09-1R 3A1	11/25/2035	3.542	695	674	698
GOLDMAN SACHS MORTGAGE SECURITIES CORPORATION 2A-2014-4R	8/26/2035	3.982	7,049	7,147	7,158
HARBORVIEW MORTGAGE LOAN TRUST 04-10 4A	1/19/2035	3.483	507	510	502
HARBORVIEW MORTGAGE LOAN TRUST 04-7 3A1	11/19/2034	3.149	756	750	747
HARBORVIEW MORTGAGE LOAN TRUST 2004-1 4A	4/19/2034	3.386	285	286	287
HARBORVIEW MORTGAGE LOAN TRUST 2004-4 3A	6/19/2034	2.486	78	77	76
HARBORVIEW MORTGAGE LOAN TRUST 2004-6 5A	8/19/2034	3.887	228	227	231
JEFFERIES & CO 09-R12 2A1	1/26/2035	3.665	178	177	178
JEFFERIES & CO A1-2015-R1	12/26/2036	1.380	6,474	6,234	6,291
JP MORGAN REREMIC 3A1-2009-10	10/26/2035	3.446	3,196	3,203	3,209
MERRILL LYNCH CREDIT CORP MORTGAGE INVESTORS INC 04-1 2A2	12/25/2034	3.182	387	387	391
MERRILL LYNCH MORTGAGE INVESTOR 05-A2 A2	2/25/2035	3.041	1,431	1,431	1,475
MERRILL LYNCH MORTGAGE INVESTORS TRUST 03-A5 2A6A	8/25/2033	3.430	1,058	1,056	1,091
MERRILL LYNCH MORTGAGE INVESTORS TRUST 05-A1 2A	12/25/2034	3.500	695	696	708
METLIFE SECURITIZATION TRUST A-2017-1A	4/25/2055	3.000	21,378	21,594	21,592

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2017
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

MFA TRUST A1-2017-RPL1	2/25/2057	2.588	31,012	31,007	30,927
MILL CITY MORTGAGE LOAN TRUST 17-3	2/25/2058	2.750	33,464	33,638	33,456
MILL CITY MORTGAGE LOAN TRUST A1-2015-2	9/25/2057	3.000	5,612	5,617	5,620
MILL CITY MORTGAGE LOAN TRUST A1-2016-1	4/25/2057	2.500	17,036	17,110	16,940
MILL CITY MORTGAGE LOAN TRUST A1-2017-1	11/25/2058	2.750	32,830	32,714	32,832
MILL CITY MORTGAGE LOAN TRUST A1-2017-2	7/25/2059	2.750	33,832	34,098	33,828
MILL CITY MORTGAGE TRUST A2-2015-1	6/25/2056	3.000	22,529	22,546	22,554
MORGAN STANLEY MORTGAGE LOAN 04-10AR A1	11/25/2034	3.907	453	458	456
MORGAN STANLEY MORTGAGE LOAN PT2A	11/25/2034	3.474	741	754	739
MORGAN STANLEY REREMIC TRUST 10A-2013-R8	9/26/2036	3.524	1,102	1,102	1,103
MORGAN STANLEY REREMIC TRUST 13-R1 5A	11/26/2036	2.968	2,688	2,698	2,714
MORGAN STANLEY REREMIC TRUST 13-R3 1A	2/26/2036	3.618	8,445	8,466	8,473
MORGAN STANLEY REREMIC TRUST 13-R3 4A	12/26/2036	3.002	3,269	3,275	3,261
MORGAN STANLEY REREMIC TRUST 13-R3 5A	11/26/2036	2.968	2,048	2,042	2,044
MORGAN STANLEY REREMIC TRUST 13-R8 1A	9/26/2036	3.736	13,562	13,733	13,599
MORGAN STANLEY REREMIC TRUST 1A-2010-R1	7/26/2035	3.629	6,431	6,452	6,456
MORGAN STANLEY REREMIC TRUST 1A-2010-R3	7/26/2035	3.640	1,316	1,316	1,316
MORGAN STANLEY REREMIC TRUST 1A-2010-R5	1/26/2035	3.252	833	833	834
MORGAN STANLEY REREMIC TRUST 1A-2013-R9	6/26/2046	3.560	2,258	2,264	2,264
MORGAN STANLEY REREMIC TRUST 2010-R2 1A	9/26/2035	3.541	181	186	181
MORGAN STANLEY REREMIC TRUST 2014-R6 A	9/26/2035	3.658	17,120	17,298	17,515
MORGAN STANLEY REREMIC TRUST 2A-2014-R4	8/26/2034	3.538	15,512	15,697	15,724
MORGAN STANLEY REREMIC TRUST 2A-2015-R1	11/20/2036	3.306	3,895	3,893	3,895
MORGAN STANLEY REREMIC TRUST 2A-2015-R7	6/26/2035	3.218	7,233	7,261	7,229
MORGAN STANLEY REREMIC TRUST 3A-2013-R8	9/26/2036	3.595	2,130	2,132	2,131
MORGAN STANLEY REREMIC TRUST 3A-2014-R4	8/26/2034	3.523	11,798	11,920	11,773
MORGAN STANLEY REREMIC TRUST 4A-2013-R8	9/26/2036	3.609	1,424	1,430	1,433
MORGAN STANLEY REREMIC TRUST 4A-2015-R4	8/26/2047	3.351	10,004	10,027	9,954
MORGAN STANLEY REREMIC TRUST 5A-2013-R9	6/26/2046	1.701	11,024	10,794	10,682
MORGAN STANLEY REREMIC TRUST 6A-2013-R8	9/26/2036	3.396	1,492	1,492	1,493
MORGAN STANLEY REREMIC TRUST 7A-2013-R8	9/26/2036	3.387	2,096	2,100	2,073
MORGAN STANLEY REREMIC TRUST 8A-2015-R3	4/26/2047	3.274	5,455	5,488	5,443
MORGAN STANLEY REREMIC TRUST A-2014-R7	1/26/2051	3.000	18,446	18,084	18,357
NATIONSTAR MORTGAGE LOAN TRUST A-2013-A	12/25/2052	3.750	2,426	2,475	2,495
NEW RESIDENTIAL MORTGAGE LOAN A1-2017-6A	8/27/2057	4.000	20,834	21,523	21,384
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2016-1A	3/25/2056	3.750	15,468	15,863	15,835
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2016-2	9/25/2056	3.750	27,323	28,291	27,972
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2016-2A	11/26/2035	3.750	10,274	10,558	10,503
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2016-4A	11/25/2056	3.750	27,164	27,893	27,809
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2017-1A	2/25/2057	4.000	24,253	24,920	24,974
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2017-3A	4/25/2057	4.000	30,487	31,696	31,395
NEW RESIDENTIAL MORTGAGE LOAN TRUST A3-2014-3	11/25/2054	3.750	4,802	4,907	4,929
NEW RESIDENTIAL MORTGAGE LOAN TRUST A3-2017-2A	3/25/2057	4.000	28,545	29,630	29,505
NOMURA RESECURITIZATION TRUST 1A1-2015-6R	4/26/2037	1.585	8,391	8,066	8,016

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2017
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

NOMURA RESECURITIZATION TRUST 3A1-2014-7R	1/26/2036	3.639	5,204	5,261	5,265
NOMURA RESECURITIZATION TRUST 4A1-2015-4R	3/26/2037	3.394	8,681	8,687	8,742
NOMURA RESECURITIZATION TRUST 5A1-2014-6R	4/26/2037	3.311	2,584	2,600	2,605
RBSSP RESECURITIZATION TRUST 12-6 8A1	4/26/2035	2.052	3,515	3,417	3,482
RBSSP RESECURITIZATION TRUST 19A1-2009-12	12/25/2035	3.465	9,127	9,109	9,154
RBSSP RESECURITIZATION TRUST 2009-8 1A1	4/26/2036	3.325	363	362	363
RBSSP RESECURITIZATION TRUST 2A1-2009-6	1/26/2036	3.589	3,603	3,613	3,645
RESIDENTIAL ASSET SECURITIES 03-K10 AI6	12/25/2033	4.540	206	207	210
RESIDENTIAL FUNDING MORTGAGE SECTION I 06-RP1	10/25/2045	2.052	3,226	3,219	3,221
STRUCTURED ASSET INVESTMENT LOAN TRUST M1-2003-BC5	6/25/2033	2.453	5,358	5,200	5,323
STRUCTURED ASSET SECURITIES CORPORATION 03-24A 5A	7/25/2033	3.455	346	350	344
TOWD POINT MORTGAGE TRUST 1A12-2015-2	11/25/2060	2.750	3,301	3,284	3,294
TOWD POINT MORTGAGE TRUST A1-2015-4	4/25/2055	3.500	1,116	1,139	1,133
TOWD POINT MORTGAGE TRUST A1-2015-5	5/25/2055	3.500	9,533	9,663	9,686
TOWD POINT MORTGAGE TRUST A1-2015-6	4/25/2055	3.500	12,971	13,084	13,178
TOWD POINT MORTGAGE TRUST A1-2016-1	2/25/2055	3.500	15,693	15,867	15,939
TOWD POINT MORTGAGE TRUST A1-2016-2	8/25/2055	3.000	16,136	16,222	16,231
TOWD POINT MORTGAGE TRUST A1-2016-3	4/25/2056	2.250	27,264	27,224	27,003
TOWD POINT MORTGAGE TRUST A1-2017-3	7/25/2057	2.750	22,048	22,167	22,043
TOWD POINT MORTGAGE TRUST A1-2017-4	6/25/2057	2.750	23,867	24,011	23,842
TOWD POINT MORTGAGE TRUST A1A-2015-3	3/25/2054	3.500	9,276	9,380	9,384
TOWD POINT MORTGAGE TRUST A1B-2015-3	3/25/2054	3.000	4,638	4,656	4,658
TOWD POINT MORTGAGE TRUST A4B-2015-3	3/25/2054	3.500	4,422	4,502	4,470
VERUS SECURITIZATION TRUST A1-2017-1A	1/25/2047	2.853	18,482	18,477	18,538
VERUS SECURITIZATION TRUST A1-2017-2A	7/25/2047	2.485	32,770	32,764	32,787
WASHINGTON MUTUAL 03-AR6 A1	6/25/2033	3.226	1,011	1,008	1,018
WASHINGTON MUTUAL 04-AR10 A1A	7/25/2044	2.003	728	730	718
WASHINGTON MUTUAL 05-AR3 A2	3/25/2035	3.078	1,741	1,748	1,754
WASHINGTON MUTUAL 05-AR4 A5	4/25/2035	3.063	4,741	4,724	4,761
WELLS FARGO MORTGAGE BACKED SECURITY 03-M A1	12/25/2033	3.719	884	910	892
WELLS FARGO MORTGAGE BACKED SECURITY 04-DD 2A6	1/25/2035	3.581	1,322	1,320	1,358
WELLS FARGO MORTGAGE BACKED SECURITY 04-I 1A1	7/25/2034	3.676	1,631	1,634	1,664
WELLS FARGO MORTGAGE BACKED SECURITY 04-K 2A6	7/25/2034	3.467	1,506	1,554	1,543
WELLS FARGO MORTGAGE BACKED SECURITY 04-Q 1A2	9/25/2034	3.600	2,863	2,903	2,913
WELLS FARGO MORTGAGE BACKED SECURITY 04-W A8	11/25/2034	3.710	4,174	4,178	4,258
WELLS FARGO MORTGAGE BACKED SECURITY 05-AR12 2A5	6/25/2035	3.451	1,890	1,817	1,927
WELLS FARGO MORTGAGE BACKED SECURITY 05-AR2 2A2	3/25/2035	3.276	420	421	425
WELLS FARGO MORTGAGE BACKED SECURITY 05-AR2 3A1	3/25/2035	3.225	965	958	981
WELLS FARGO MORTGAGE BACKED SECURITY 2004-0 A1	8/25/2034	3.554	247	245	253
WELLS FARGO MORTGAGE BACKED SECURITY 2907 AG	1/25/2035	3.661	551	552	561
WELLS FARGO MORTGAGE BACKED SECURITY 2A2-2005-AR1	6/25/2035	3.473	8,124	8,293	8,314
TOTAL NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				1,835,067	1,833,795
TOTAL RESIDENTIAL MORTGAGE BACKED SECURITIES				3,259,976	3,256,327

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2017
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

ASSET BACKED SECURITIES
ARL FIRST LLC ARLFR A1-2012-1A	12/15/2042	3.000	7,245	7,293	7,299
ATRIUM CDO CORP AR-2010A	7/16/2025	2.309	24,469	24,469	24,486
AVIS BUDGET RENTAL CAR FUNDING A-2015-2A	12/20/2021	2.630	35,669	35,816	35,559
AVIS BUDGET RENTAL CAR FUNDING A-2016-1A	6/20/2022	2.990	36,874	37,443	37,103
AVIS BUDGET RENTAL CAR FUNDING A-2016-2A	11/20/2022	2.720	38,000	37,754	37,642
AVIS BUDGET RENTAL CAR FUNDING A-2017-1A	9/20/2023	3.070	8,020	8,065	8,080
BRAZOS HIGHER EDUCATION AUTHORITY A2-2010-1	2/25/2035	2.662	20,000	19,783	20,444
CARLYLE GLOBAL MARKET STRATEGIES A1R-2013-1A	8/14/2030	2.633	20,000	20,000	20,081
CENTRE POINT FUNDING LLC 12-2 A	8/20/2021	2.610	598	598	595
CHESAPEAKE FUNDING II LLC A1-2016-1A	3/15/2028	2.110	4,371	4,370	4,373
CLI FUNDING LLC A-2014-1A	6/18/2029	3.290	9,735	9,746	9,686
COLLEGE LOAN CORPORATION TRUST 02-2 A24	3/1/2042	2.745	10,000	8,760	9,639
DIAMOND RESORTS OWNER TRUST A-2013-2	5/20/2026	2.270	1,248	1,248	1,245
DRYDEN SENIOR LOAN FUND A4A-2008-1	10/15/2028	3.018	20,000	20,032	20,159
DRYDEN SENIOR LOAN FUND DEF_26250UAC	7/15/2025	2.459	35,782	35,782	35,805
EDUCATIONAL SERVICES OF AMERICA A-2012-2	4/25/2039	2.282	5,268	5,265	5,265
EDUCATIONAL SERVICES OF AMERICA A-2014-1	2/25/2039	2.252	16,053	15,833	15,858
EDUCATIONAL SERVICES OF AMERICA A-2014-3	2/25/2036	2.152	1,052	1,033	1,036
FIRST INVESTORS AUTO OWNER TRUST A2-2016-1A	4/15/2021	2.260	13,200	13,200	13,191
GLOBAL SUPPLY CHAIN FINANCE A1-2014-1A	7/17/2029	3.190	6,583	6,582	6,536
HENDERSON RECEIVABLES LLC 10-3A A	12/15/2048	3.820	1,132	1,133	1,171
HERTZ VEHICLE FINANCING LLC A-2015-1A	3/25/2021	2.730	35,000	34,932	35,102
HERTZ VEHICLE FINANCING LLC A-2015-2A	9/25/2019	2.020	4,475	4,475	4,466
HERTZ VEHICLE FINANCING LLC A-2015-3A	9/25/2021	2.670	20,000	19,894	19,685
HERTZ VEHICLE FINANCING LLC A-2016-1A	3/25/2020	2.320	17,105	17,103	17,024
HERTZ VEHICLE FINANCING LLC A-2016-2A	3/25/2022	2.950	33,900	33,829	33,797
HERTZ VEHICLE FINANCING LLC A-2016-4A	7/25/2022	2.650	8,168	8,047	8,019
HILTON GRAND VACATIONS TRUST 13-A A	1/25/2026	2.280	4,578	4,569	4,547
KENTUCKY HIGHER EDUCATION STUDENT LOAN A1-2013-2	9/1/2028	1.961	7,258	7,107	7,250
MISSISSIPPI HIGHER EDUCATION ASSISTANCE CORP. A1-2014-1	10/25/2035	2.232	6,565	6,418	6,576
MVW OWNER TRUST MVWOT_16-1A	12/20/2033	2.250	14,975	14,882	14,815
NAVITAS EQUIPMENT RECEIVABLES A2-2016-1	6/15/2021	2.200	4,720	4,720	4,708
NEW RESIDENTIAL ADVANCE RECEIVABLE AT1-2016-T1	6/15/2049	2.751	7,923	7,923	7,839
NORTHSTAR EDUCATION FINANCE A3-2002-1	4/1/2042	3.211	5,000	4,704	4,736
OAK HILL CREDIT PARTNERS DEF_67104CAA	4/20/2025	2.483	17,591	17,591	17,617
OCTAGON INVESTMENT PARTNERS OCT30_17-1A	3/17/2030	2.683	6,900	6,900	6,989
ONEMAIN DIRECT AUTO RECEIVABLE A-2016-1A	1/15/2021	2.040	3,134	3,134	3,133
PENNSYLVANIA HIGHER EDUCATION ASSISTANCE AGENCY WL 13-1A	11/25/2036	2.052	3,507	3,439	3,478
RACE POINT CLO LTD AR-2013-8A	2/20/2030	2.776	14,000	14,000	14,106
SALLIE MAE 03-C A2	9/15/2020	1.978	75	74	75
SALLIE MAE 11-2 A1	11/25/2027	1.928	1,150	1,149	1,155
SALLIE MAE 12-3 A	12/27/2038	1.978	8,437	8,490	8,484
SALLIE MAE 12-B A2	10/15/2030	3.480	1,006	1,007	1,010

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2017
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

SALLIE MAE A6-2006-2	1/25/2041	1.537	20,000	18,907	19,376
SBA TOWER TRUST A-2015-1	10/8/2020	3.156	8,108	8,182	8,165
SBA TOWER TRUST C-2013-1	4/10/2018	2.240	23,100	23,102	23,092
SBA TOWER TRUST C-2013-2	4/11/2023	3.722	2,815	2,785	2,846
SBA TOWER TRUST C-2016-1A	7/9/2021	2.877	8,055	8,091	7,995
SBA TOWER TRUST C-2017-1	4/11/2022	3.168	22,000	22,000	21,739
SIERRA RECEIVABLES FUNDING COMPANY A-2016-1A	3/21/2033	3.080	7,234	7,236	7,251
SIERRA RECEIVABLES FUNDING COMPANY 13-2A A	11/20/2025	2.280	664	664	664
SIERRA RECEIVABLES FUNDING COMPANY A-2016-2A	7/20/2033	2.330	424	416	420
SIERRA RECEIVABLES FUNDING COMPANY A-2016-3A	10/20/2033	2.430	8,250	8,249	8,035
SMALL BUSINESS ADMINISTRATION 2002-20J	10/1/2022	4.750	279	281	286
SMB PRIVATE EDUCATION LOAN TRUST A2A-2017-B	10/15/2035	2.820	11,000	10,998	10,973
SOCIAL PROFESSIONAL LOAN PROGRAM LLC A2A-2016-B	3/25/2031	1.680	2,153	2,153	2,149
SPS SERVICER ADVANCE RECEIVABLE AT2-2016-T2	11/15/2049	2.750	26,205	26,197	26,072
STUDENT LOAN TRUST A4A-2008-1	12/15/2032	3.188	5,546	5,622	5,725
SVO VOI MORTGAGE CORP 12-A A	9/20/2029	2.000	3,155	3,149	3,125
TAL ADVANTAGE LLC 13-1 A	2/22/2038	2.830	1,950	1,954	1,920
TREMEN PARK A-2016-1A	4/20/2027	2.733	20,000	20,066	20,033
TRIP RAIL MASTER FUNDING LLC A1-2017-1A	8/15/2047	2.709	11,343	11,343	11,299
VOI MORTGAGE LLC A-2016-A	7/20/2033	2.540	10,795	10,792	10,703
VOYA CLO LTD DEF	4/25/2025	2.517	26,975	26,975	27,056
WELLS FARGO MORTGAGE BACKED SECURITY A-2013-A	3/15/2029	3.100	723	723	715
TOTAL ASSET BACKED SECURITIES				758,477	759,503

COMMERCIAL MORTGAGE BACKED SECURITIES
AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES
FANNIE MAE 06-M2 A2A	10/25/2032	5.271	5,849	6,161	6,253
FANNIE MAE 461647	1/1/2019	6.075	331	330	331
GINNIE MAE 11-165 A	10/16/2037	2.194	6,125	6,149	6,112
GINNIE MAE 13-141 A	6/16/2040	2.023	11,995	11,994	11,802
GINNIE MAE 13-146 AH	8/16/2040	2.000	4,746	4,749	4,712
GINNIE MAE 13-159 A	8/16/2038	1.794	1,575	1,571	1,569
GINNIE MAE 17-127	4/16/2052	2.500	19,897	19,770	19,481
GINNIE MAE 17-135	5/16/2049	2.200	30,259	30,021	29,648
GINNIE MAE 17-146	8/16/2047	2.200	24,874	24,705	24,396
GINNIE MAE 7-140	2/16/2059	2.500	24,900	24,748	24,531
GINNIE MAE A-2013-57	6/16/2037	1.350	3,378	3,349	3,305
GINNIE MAE A-2014-61	1/16/2044	2.205	5,948	5,955	5,930
GINNIE MAE AB-2013-194	5/16/2038	2.250	7,978	7,999	7,949
GINNIE MAE AB-2014-143	3/16/2040	2.500	2,474	2,510	2,461
GINNIE MAE AB-2014-75	6/16/2047	2.000	4,188	4,196	4,206
GINNIE MAE AC-2013-13	4/16/2046	1.700	4,392	4,229	4,199
GINNIE MAE AC-2014-112	12/16/2040	1.900	4,516	4,556	4,437
GINNIE MAE AC-2014-143	3/16/2040	2.000	4,947	4,975	4,885

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2017
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

GINNIE MAE AC-2014-48	10/16/2041	1.900	8,700	8,763	8,586
GINNIE MAE AC-2014-70	4/16/2042	1.900	8,988	9,044	8,889
GINNIE MAE AC-2015-98	4/16/2041	2.150	12,457	12,593	12,280
GINNIE MAE AD-2014-9	9/16/2041	2.500	5,503	5,598	5,463
GINNIE MAE AD-2016-1829	11/16/2043	2.250	18,864	18,964	18,569
GINNIE MAE AG-2016-39	1/16/2043	2.300	13,997	14,059	13,796
GINNIE MAE AG-2017-171	10/16/2048	2.250	24,961	24,656	24,467
GINNIE MAE AN-2014-17	6/16/2048	2.364	4,687	4,767	4,809
TOTAL AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES				266,411	263,066

NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES
280 PARK AVENUE MORTGAGE TRUST 2017-A	9/15/2034	2.312	40,000	40,000	40,014
BARCLAYS COMMERCIAL MORTGAGE	11/15/2034	2.277	40,000	40,000	40,003
BHMS MORTGAGE TRUST AFL-2014-ATL	7/5/2033	2.861	22,615	22,586	22,720
BHMS MORTGAGE TRUST BHMS_14-AT	7/5/2033	3.601	5,947	6,096	5,957
BX TRUST A-2017-APPL	7/15/2034	2.131	15,000	15,000	15,009
BX TRUST A-2017-SLCT	7/15/2034	2.397	25,000	25,000	25,070
CLNS TRUST A-2017-IKPR	6/11/2032	2.232	30,000	30,000	30,019
COLONY MULTIFAMILY AMERICAN HOMES A-2015-1A	7/17/2032	2.691	18,092	18,102	18,153
COLONY MULTIFAMILY MORTGAGE TRUST A-2014-1	4/20/2050	2.543	996	994	990
COLONY STARWOOD HOMES A-2016-2A	12/17/2033	2.741	34,827	34,827	35,025
COMMERCIAL MORTGAGE TRUST A-2017-DLTA	8/15/2032	2.101	30,000	30,000	30,011
COMMERCIAL MORTGAGE TRUST 11-C2 A2	12/15/2047	3.061	61	61	61
COMMERCIAL MORTGAGE TRUST A-2017-BIO	5/15/2030	2.000	12,000	12,000	12,008
COMMERCIAL MORTGAGE TRUST AFX-2016-RND	2/10/2033	2.757	10,414	10,410	10,413
COSMOPOLITAN HOTEL TRUST A-2017-CSMO	11/15/2036	2.407	20,000	20,000	20,031
DBUBS MORTGAGE TRUST 11-LC2 A1	7/10/2044	3.527	1,659	1,663	1,688
GOLDMAN SACHS MORTGAGE SECURITIES CORPORATION 10-C2 A1	12/10/2043	3.849	866	868	884
HOME PARTNERS OF AMERICA TRUST	10/17/2033	2.641	13,606	13,565	13,652
HOME PARTNERS OF AMERICA TRUST A-2017-1	7/17/2034	2.308	20,750	20,671	20,729
HYATT HOTEL PORTFOLIO TRUST A-2017-HYT2	8/9/2032	2.160	8,500	8,458	8,466
INVITATION HOMES TRUST A-2015-SFR1	3/17/2032	2.701	11,090	11,092	11,141
INVITATION HOMES TRUST A-2015-SFR2	6/17/2032	2.601	9,916	9,907	9,932
INVITATION HOMES TRUST A-2015-SFR3	8/17/2032	2.551	33,243	33,268	33,328
INVITATION HOMES TRUST A-2017-SFR2	12/17/2036	2.341	6,473	6,473	6,481
JP MORGAN CHASE COMMERCIAL MORTGAGE 09-IWST A2	12/5/2027	5.633	1,250	1,330	1,309
JP MORGAN CHASE COMMERCIAL MORTGAGE 16-ASH	10/15/2034	2.977	30,000	29,964	30,048
MORGAN STANLEY MORTGAGE LOAN MSC_17-PRME	2/15/2034	2.377	8,765	8,765	8,751
PFP 2017-3	1/14/2035	2.300	4,702	4,702	4,706
PROGRESS RESIDENTIAL TRUST A-2017-SFR1	8/17/2034	2.768	18,858	18,855	18,658
STARWOOD WAYPOINT HOMES TRUST-2017-1	1/17/2035	2.428	29,891	29,891	30,011
UBS-CITIGROUP COMMERCIAL MORTGAGE TRUST 11-C1 AAB	1/10/2045	3.187	6,889	6,913	6,968

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2017
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

VSD LLC 2017-PLT1	12/25/2043	3.600	20,170	20,175	20,161
TOTAL NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES				531,636	532,397
TOTAL COMMERCIAL MORTGAGE BACKED SECURITIES				798,047	795,463

CORPORATE DEBT SECURITIES
BANKING
WASHINGTON MUTUAL BANK/HENDERSON	6/15/2011	—	1,500	3	3	c,d
TOTAL BANKING				3	3

BASIC INDUSTRY
E I DU PONT DE NEMOURS AND CO	5/1/2020	2.200	31,964	32,035	31,921
LYONDELLBASELL INDUSTRIES NV	4/15/2019	5.000	14,798	15,276	15,189
TOTAL BASIC INDUSTRY				47,311	47,110

CAPITAL GOODS
BAE SYSTEMS PLC	12/15/2020	2.850	6,712	6,824	6,743
BUNZL PLC	1/15/2020	2.930	1,300	1,312	1,298
HONEYWELL INTERNATIONAL INC	10/30/2019	1.400	18,980	18,971	18,759
L-3 COMMUNICATIONS CORPORATION	10/15/2019	5.200	15,567	16,478	16,307
NORTHROP GRUMMAN CORP	3/15/2021	3.500	5,000	5,151	5,152
NORTHROP GRUMMAN CORP	6/1/2018	1.750	10,000	10,021	9,994
SIEMENS AG	3/16/2020	2.200	10,000	10,065	9,981
UNITED TECHNOLOGIES CORPORATION	4/15/2020	4.500	5,228	5,520	5,481
TOTAL CAPITAL GOODS				74,342	73,715

COMMUNICATIONS
A&E TELEVISION NETWORKS LLC	8/22/2019	3.110	5,000	5,028	5,017
ROGERS COMMUNICATIONS INC	8/15/2018	6.800	15,238	15,730	15,676
SCRIPPS NETWORKS INTERACTIVE INC	11/15/2019	2.750	36,347	36,454	36,459
SCRIPPS NETWORKS INTERACTIVE INC	6/15/2020	2.800	3,300	3,331	3,304
SKY PLC	2/15/2018	6.100	16,312	16,395	16,389
SKY PLC	11/26/2022	3.125	5,000	4,988	5,047
SKY PLC	9/16/2019	2.625	11,805	11,848	11,827
THOMSON REUTERS CORPORATION	10/15/2019	4.700	3,000	3,132	3,116
TOTAL COMMUNICATIONS				96,906	96,835

CONSUMER CYCLICAL
AUTOLIV INC	4/23/2019	2.840	5,000	5,000	5,012
COMPASS GROUP PLC	9/18/2020	3.090	7,000	7,108	7,070
CVS HEALTH CORPORATION	8/12/2019	2.250	5,595	5,618	5,579
CVS HEALTH CORPORATION	7/20/2018	1.900	10,000	10,024	9,998
CVS HEALTH CORPORATION	6/1/2021	2.125	12,075	11,886	11,798
MCDONALDS CORPORATION	5/29/2019	1.875	2,142	2,140	2,134
TOTAL CONSUMER CYCLICAL				41,776	41,591

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2017
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CONSUMER NON CYCLICAL
ABBVIE INC	5/14/2018	1.800	34,500	34,497	34,487
ALLERGAN PLC	3/12/2018	2.350	37,768	37,804	37,796
ALLERGAN PLC	3/12/2020	3.000	1,465	1,485	1,478
BACARDI LTD	1/15/2021	4.500	2,783	2,962	2,926
BECTON DICKINSON AND COMPANY	12/15/2019	2.675	24,067	24,194	24,155
BECTON DICKINSON AND COMPANY	6/5/2020	2.404	10,720	10,720	10,658
CARDINAL HEALTH INC	6/14/2019	1.948	16,335	16,336	16,237
CONAGRA FOODS INC	1/25/2018	1.900	19,375	19,376	19,370
ESSILOR INTERNATIONAL SA	1/5/2022	2.050	6,000	6,000	5,799
EXPRESS SCRIPTS HOLDING CO	6/15/2019	2.250	10,000	10,037	9,980
JM SMUCKER	3/15/2018	1.750	21,803	21,808	21,818
JM SMUCKER	3/15/2020	2.500	9,231	9,246	9,256
KELLOGG COMPANY	11/15/2019	4.150	15,100	15,613	15,586
KELLOGG COMPANY	12/15/2020	4.000	15,000	15,961	15,680
MOLSON COORS BREWING CO	7/15/2019	1.450	26,761	26,750	26,388
MOLSON COORS BREWING CO	7/15/2021	2.100	10,000	9,791	9,797
MONDELEZ INTERNATIONAL HOLDING	10/28/2019	1.625	38,625	38,471	38,085
PFIZER INC	12/15/2019	1.700	14,425	14,418	14,339
SHIRE ACQUISITIONS INVESTMENTS	9/23/2019	1.900	10,000	9,925	9,907
SODEXO SA	3/4/2019	2.710	10,000	10,000	10,003
SYSCO CORPORATION	7/15/2021	2.500	2,000	2,009	1,993
SYSCO CORPORATION	4/1/2019	1.900	37,240	37,297	37,126
TEVA PHARMACEUTICAL FINANCE NE	7/19/2019	1.700	15,000	14,999	14,574
TYSON 2009 FAMILY TRUST	8/15/2019	2.650	38,879	39,003	39,055
TOTAL CONSUMER NON CYCLICAL				428,702	426,493

ELECTRIC
AMERICAN ELECTRIC POWER COMPANY INC	4/30/2019	2.610	8,000	8,000	7,985
DOMINION ENERGY INC	6/15/2018	1.900	13,810	13,810	13,808
DOMINION ENERGY INC	2/15/2018	2.125	15,000	15,000	15,005
DUKE ENERGY CORP	12/15/2019	2.100	20,470	20,470	20,435
ELECTRIC TRANSMISSION TEXAS LLC	6/28/2018	3.690	25,000	25,168	25,154
EMERA INC.	6/15/2019	2.150	8,424	8,424	8,386
EVERSOURCE ENERGY	5/1/2018	1.450	28,830	28,787	28,779
EVERSOURCE ENERGY	1/15/2018	1.600	8,025	8,025	8,023
PG&E CORPORATION	3/1/2019	2.400	37,922	38,051	37,920
PPL CORPORATION	6/1/2018	1.900	29,901	29,896	29,873
PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	11/15/2019	1.600	362	359	356
TEXAS ENERGY FUTURE HOLDINGS LP	6/1/2019	2.150	25,030	25,079	24,918
TRANSALTA CORPORATION	5/15/2018	6.900	2,660	2,651	2,700
SOUTHERN COMPANY	7/1/2021	2.350	33,334	33,156	33,065
WEC ENERGY GROUP INC	11/1/2020	4.170	1,610	1,681	1,676
WEC ENERGY GROUP INC	6/15/2018	1.650	19,667	19,667	19,617

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2017
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

XCEL ENERGY INC	8/15/2020	2.200	14,835	14,818	14,816
TOTAL ELECTRIC				293,042	292,516

ENERGY
CENOVUS ENERGY INC	10/15/2019	5.700	8,558	8,671	8,999
CHEVRON CORPORATION	11/16/2018	1.790	25,000	25,000	24,970
COLUMBIA PIPELINE GROUP INC	6/1/2018	2.450	20,500	20,520	20,511
ENTERPRISE PRODUCTS PARTNERS LP	10/15/2019	2.550	24,460	24,620	24,525
TOTAL ENERGY				78,811	79,005

NATURAL GAS
NISOURCE FINANCE CORPORATION	3/15/2018	6.400	1,842	1,860	1,857
SEMPRA ENERGY	3/15/2020	2.400	8,565	8,553	8,560
TOTAL NATURAL GAS				10,413	10,417

TECHNOLOGY
BROADCOM LTD	1/15/2020	2.375	20,000	20,085	19,862
CISCO SYSTEMS INC	6/15/2018	1.650	20,000	19,999	19,990
CISCO SYSTEMS INC	9/20/2019	1.400	12,495	12,487	12,360
HEWLETT PACKARD ENTERPRISE CO	10/5/2018	2.850	10,000	10,000	10,050
TOTAL TECHNOLOGY				62,571	62,262

TRANSPORTATION
CSX CORP	10/30/2020	3.700	10,000	10,411	10,331
CRAWFORD GROUP INC	11/1/2018	2.800	12,880	12,948	12,934
NORFOLK SOUTHERN CORPORATION	4/1/2018	5.750	25,850	26,098	26,053
UNION PACIFIC CORPORATION	8/15/2018	5.700	1,000	1,026	1,025
TOTAL TRANSPORTATION				50,483	50,343
TOTAL CORPORATE DEBT SECURITIES				1,184,360	1,180,290
TOTAL FIXED MATURITIES				6,556,338	6,546,761

COMMON STOCKS
CONGLOMERATES/DIVERSIFIED MFG
DAYCO LLC			10	114	283	d
TOTAL CONGLOMERATES/DIVERSIFIED MFG				114	283

MEDIA
CENGAGE LEARNING INC			4	128	27	d
HIBU GROUP 2013 LTD			210	—	—	d
HIBU PLC			197	—	—	d
TRIBUNE MEDIA COMPANY			13	576	545
TOTAL MEDIA				704	572

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2017
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

METALS/MINING
ALERIS CORPORATION			5	184	145	d
TOTAL METALS/MINING				184	145
TOTAL COMMON STOCKS				1,002	1,000

SYNDICATED LOANS
BASIC INDUSTRY
ALPHA 3 BV	1/31/2024	5.340	175	174	174
AXALTA COATING SYSTEMS LTD	6/1/2024	3.333	639	638	638
CHEMOURS COMPANY	5/12/2022	3.850	65	64	64
INEOS LTD	3/29/2024	3.350	1,000	1,001	1,001
KINOVE LUXEMBOURG HOLDINGS 1 SARL	7/25/2024	3.833	200	200	200
MINERALS TECHNOLOGIES INC.	2/13/2024	3.809	130	130	130
NEXEO SOLUTIONS HOLDINGS LLC	6/9/2023	4.799	716	713	713
PLATFORM SPECIALTY PRODUCTS CORP	6/7/2023	4.242	682	679	679
PLATFORM SPECIALTY PRODUCTS CORP	6/7/2020	4.350	275	277	277
POLYONE CORPORATION	11/12/2022	3.491	123	122	122
RAVAGO HOLDINGS AMERICA INC	7/13/2023	4.070	518	514	514
SIGMA GROUP HOLDINGS SARL	9/7/2021	4.365	88	88	88
SIGMA GROUP HOLDINGS SARL	9/7/2021	4.365	532	531	531
TRINSEO MATERIALS OPERATING	9/4/2024	3.850	350	350	350
UNIVAR INC	7/1/2024	3.838	980	975	975
VERSUM MATERIALS INC	9/29/2023	3.333	74	74	74
TOTAL BASIC INDUSTRY				6,530	6,530

BROKERAGE
GREENHILL & CO INC	10/12/2022	5.186	150	149	149
TOTAL BROKERAGE				149	149

CAPITAL GOODS
ADVANCED DISPOSAL SERVICES INC	11/10/2023	3.708	987	987	987
AI GLOBAL INVESTMENTS & CY SCA	9/13/2023	4.712	226	225	225
AI GLOBAL INVESTMENTS & CY SCA	9/13/2023	4.712	170	170	170
ALBEA SA	4/22/2024	5.406	449	447	447
ANCHOR GLASS CONTAINER CORP	12/7/2023	4.151	997	999	999
BERRY GLOBAL INC	2/8/2020	3.406	651	646	646
BERRY GLOBAL INC	1/6/2021	3.406	2,024	2,009	2,009
CROSBY US ACQUISITION CORPORATION	11/23/2020	4.446	967	966	966
DOOSAN INFRACORE CO LTD	5/20/2024	3.833	368	367	367
DOUGLAS DYNAMICS INC	12/31/2021	4.350	173	172	172
EWT HOLDINGS III CORP	12/20/2024	4.501	868	868	868
FLEX ACQUISITION COMPANY INC	12/29/2023	4.335	124	124	124
GARDNER DENVER HOLDINGS INC	7/31/2024	4.083	450	450	450
GATES GLOBAL LLC	3/31/2024	4.388	702	688	688

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2017
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

HD SUPPLY HOLDINGS INC	10/17/2023	3.833	347	346	346
LOCKHEED MARTIN CORPORATION	8/16/2023	3.375	124	124	124
LONE STAR FUND IX (US) LP	10/25/2023	4.350	223	223	223
PACKAGING HOLDINGS LTD	2/5/2023	4.100	887	887	887
PLASTIPAK HOLDINGS INC.	10/14/2024	4.210	998	1,002	1,002
PRINTPACK HOLDINGS INC	7/26/2023	4.375	134	133	133
QUIKRETE HOLDINGS INC	11/15/2023	4.100	645	642	642
TRANSDIGM INC	6/9/2023	4.100	865	862	862
WCA WASTE SYSTEMS INC	8/11/2023	4.307	421	420	420
WESCO AIRCRAFT HARDWARE CORPORATION	2/28/2021	3.840	1,516	1,503	1,503
TOTAL CAPITAL GOODS				15,260	15,260

COMMUNICATIONS
CENTURYLINK INC	1/31/2025	4.100	75	75	75
CHARTER COMMUNICATIONS INC	4/1/2025	3.563	450	449	449
COGECO COMMUNICATIONS (USA) II LP	1/31/2025	3.690	400	399	399
ENTRAVISION COMMUNICATIONS CORPORATION	11/30/2024	4.350	425	423	423
GRAY TELEVISION INC	2/7/2024	3.611	298	297	297
GRUPO TELEVISA SAB	3/15/2024	4.100	974	968	968
HIBU PLC	9/6/2065	8.500	105	119	119
HIBU PLC	9/6/2021	8.413	106	105	105
HUBBARD RADIO LLC	5/27/2022	4.600	165	165	165
INTELSAT SA	11/27/2023	5.212	1,000	994	994
ION MEDIA NETWORKS INC	12/18/2020	4.180	325	324	324
LEVEL 3 COMMUNICATIONS INC	2/22/2024	3.696	500	499	499
LIONS GATE ENTERTAINMENT	12/8/2021	3.350	144	144	144
LIONS GATE ENTERTAINMENT	12/8/2023	3.682	162	161	161
MEDIACOM COMMUNICATIONS CORPORATION	2/15/2024	3.710	980	976	976
MISSION BROADCASTING INC	1/17/2024	3.861	111	111	111
NATIONAL CINEMEDIA INC	11/26/2019	4.100	1,000	990	990
NEXSTAR MEDIA GROUP INC	1/17/2024	3.861	882	883	883
NEXT LUXEMBOURG SCSP	7/17/2025	3.741	986	981	981
NIELSEN HOLDINGS PLC	10/4/2023	3.432	734	734	734
NUMERICABLE GROUP SA	7/15/2025	4.130	995	993	993
SBA COMMUNICATIONS CORP	3/24/2021	3.600	273	273	273
SINCLAIR BROADCAST GROUP INC	1/3/2024	3.600	970	961	961
SOFTBANK GROUP CORP	2/2/2024	3.875	323	323	323
SOUTHWIRE CO	2/10/2021	3.932	969	961	961
SWITCH LTD	6/27/2024	3.936	200	199	199
TELAPEX INC	5/24/2024	3.562	898	896	896
TRIBUNE MEDIA COMPANY	12/27/2020	4.350	77	77	77
TRIBUNE MEDIA COMPANY	1/27/2024	4.350	959	957	957
URBAN ONE INC	4/18/2023	5.340	547	542	542

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2017
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WINDSTREAM HOLDINGS INC	2/8/2024	4.750	970	964	964
ZAYO GROUP HOLDINGS INC	1/19/2024	3.802	179	178	178
TOTAL COMMUNICATIONS				17,121	17,121

CONSUMER CYCLICAL
AFFINITY GAMING LLC	7/1/2023	4.833	312	311	311
ALIXPARTNERS LLP	4/4/2024	4.083	1,000	1,007	1,007
ALLISON TRANSMISSION INC	9/16/2022	3.350	557	556	556
AMC ENTERTAINMENT HOLDINGS INC	12/15/2022	3.727	977	976	976
ANSCHUTZ CO	4/1/2022	3.350	977	974	974
ARISTOCRAT LEISURE LTD	10/31/2024	3.363	1,000	999	999
CAESARS ENTERTAINMENT CORP	12/22/2024	4.085	350	349	349
CCM MERGER	8/6/2021	4.100	273	272	272
CEDAR FAIR LP	4/13/2024	3.600	564	564	564
CITYCENTER HOLDINGS LLC	4/18/2024	3.850	324	323	323
DIGITAL CINEMA IMPLEMENTATION PARTNERS LLC	5/17/2021	3.842	473	470	470
DTZ INVESTMENT HOLDINGS LP	11/4/2021	4.693	1,197	1,191	1,191
ELDORADO RESORTS INC	4/17/2024	3.769	660	660	660
FIAT CHRYSLER AUTOMOBILES NV	12/31/2018	3.510	583	582	582
FORSTMANN LITTLE & CO	5/6/2021	4.640	970	965	965
HILTON WORLDWIDE FINANCE LLC	10/25/2023	3.552	946	943	943
HUDSONS BAY CO	9/30/2022	4.718	69	69	69
KKR & CO LP	7/1/2022	5.370	992	989	989
LAS VEGAS SANDS CORP	3/28/2024	3.350	1,482	1,475	1,475
MICHAELS STORES INC	1/28/2023	4.135	976	975	975
MOHEGAN TRIBAL GAMING AUTHORITY	10/13/2023	5.350	670	664	664
NEIMAN MARCUS GROUP INC	10/25/2020	4.642	977	970	970
PARTY CITY HOLDINGS INC	8/19/2022	4.440	181	181	181
PETSMART INC	3/11/2022	4.340	977	977	977
PVH CORPORATION	5/19/2021	2.991	973	972	972
RESTAURANT BRANDS INTERNATIONAL INC	2/16/2024	3.593	978	977	977
RYMAN HOSPITALITY PROPERTIES	5/11/2024	3.670	224	224	224
SCIENTIFIC GAMES CORPORATION	8/14/2024	4.657	925	921	921
SEMINOLE TRIBE OF FLORIDA	7/8/2024	3.361	200	199	199
SERVICEMASTER COMPANY	11/8/2023	3.850	645	644	644
SIX FLAGS ENTERTAINMENT CORPORATION	6/30/2022	3.321	172	171	171
TRANSUNION	4/9/2023	3.350	224	224	224
YONKERS RACING CORP	5/31/2024	4.600	442	441	441
YUM! BRANDS INC.	6/16/2023	3.491	173	173	173
TOTAL CONSUMER CYCLICAL				22,388	22,388

CONSUMER NON CYCLICAL
ALBERTSONS INVESTOR HOLDINGS LLC	6/22/2023	4.462	303	303	303

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2017
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

ARAMARK	3/28/2024	3.350	1,048	1,048	1,048
BLUE BUFFALO PET PRODUCTS INC	5/27/2024	3.350	524	524	524
CATALENT INC	5/20/2024	3.600	572	568	568
CHANGE HEALTHCARE HOLDINGS LLC	3/1/2024	4.100	995	993	993
ENDO INTERNATIONAL PLC	4/25/2024	5.625	274	273	273
GRIFOLS INC	1/31/2025	3.708	473	472	472
JAGUAR HOLDING COMPANY	8/18/2022	4.091	978	974	974
JBS FOODS INTERNATIONAL	10/28/2022	4.105	522	522	522
MALLINCKRODT PLC	8/21/2023	4.083	970	969	969
PINNACLE FOODS INC	2/2/2024	3.372	546	545	545
PRESTIGE BRANDS HOLDINGS INC	1/26/2024	4.100	176	176	176
QUORUM HEALTH CORPORATION	4/29/2022	8.100	142	140	140
RPI INTERNATIONAL PARTNERS LP	3/16/2023	3.333	993	992	992
STERIGENICS-NORDION HOLDINGS LLC	5/15/2022	4.350	600	599	599
TENNESSEE PARENT INC	2/6/2024	4.100	945	943	943
US FOODS HOLDING CORPORATION	6/27/2023	3.850	1,459	1,455	1,455
VALEANT PHARMACEUTICALS INTERNATIONAL INC	4/1/2022	4.940	480	478	478
WILSONART LLC	12/19/2023	4.590	298	297	297
TOTAL CONSUMER NON CYCLICAL				12,271	12,271

ELECTRIC
AES CORPORATION	5/24/2022	3.454	224	224	224
ASTORIA PROJECT PARTNERS	12/24/2021	5.350	221	219	219
HELIX GEN FUNDING LLC	6/3/2024	5.083	199	197	197
NRG ENERGY INC	6/30/2023	3.583	988	982	982
TEXAS ENERGY FUTURE HOLDINGS LP	6/30/2018	4.355	725	724	724
VIVA ALAMO LLC	2/22/2021	5.600	266	264	264
WG PARTNERS	11/15/2023	4.833	359	356	356
TOTAL ELECTRIC				2,966	2,966

ENERGY
CORPORATE CAPITAL TRUST INC	9/28/2024	5.330	400	398	398
ENERGY TRANSFER EQUITY LP	2/2/2024	3.501	1,000	997	997
PVF HOLDINGS LLC	9/20/2024	4.850	600	599	599
RHODE ISLAND STATE ENERGY CENTER	12/19/2022	6.100	197	194	194
TOTAL ENERGY				2,188	2,188

FINANCE COMPANY
FINCO I LLC	7/14/2022	2.750	575	574	574
ISTAR INC	7/1/2020	4.452	675	671	671
VARSITY BRANDS HOLDING	3/21/2022	3.751	848	843	843
TOTAL FINANCE COMPANY				2,088	2,088

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2017
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

INSURANCE
HOCKEY PARENT HOLDINGS LP	10/2/2020	4.413	977	970	970
LONESTAR INTERMEDIATE SUPER HOLDINGS LLC	8/4/2022	4.100	286	285	285
NEW ASURION CORPORATION	11/3/2023	4.350	317	316	316
ONEX CORPORATION	5/16/2024	4.350	300	299	299
TOTAL INSURANCE				1,870	1,870

OTHER FINANCIAL INSTITUTIONS
VICI PROPERTIES INC	1/8/2025	3.737	325	324	324
TOTAL OTHER FINANCIAL INSTITUTIONS				324	324

OTHER INDUSTRY
BOOZ ALLEN HAMILTON HOLDING CORP	6/30/2023	3.682	1,149	1,156	1,156
HUSKY INJECTION MOLDING SYSTEMS LTD	6/30/2021	4.600	852	844	844
LIGHTSTONE HOLDCO LLC	1/30/2024	5.850	186	183	183
LIGHTSTONE HOLDCO LLC	1/30/2024	5.850	12	11	11
MUELLER WATER PRODUCTS INC	11/25/2021	3.845	978	977	977
TOTAL OTHER INDUSTRY				3,171	3,171

OTHER UTILITY
LS POWER DEVELOPMENT LLC	11/9/2020	5.333	901	898	898
TOTAL OTHER UTILITY				898	898

REITS
EXTENDED STAY AMERICA INC	8/30/2023	3.600	149	148	148
TOTAL REITS				148	148

TECHNOLOGY
ARRIS INTERNATIONAL PLC	4/26/2024	3.600	995	993	993
DELL TECHNOLOGIES INC	9/7/2021	3.100	385	375	375
DELL TECHNOLOGIES INC	9/7/2023	3.350	523	519	519
GARTNER INC	4/5/2024	3.350	796	795	795
GO DADDY INC	2/15/2024	3.600	1,295	1,292	1,292
HEWLETT PACKARD ENTERPRISE CO	6/21/2024	4.063	775	772	772
INFOR SOFTWARE PARENT LLC	2/1/2022	4.083	423	422	422
JDA SOFTWARE GROUP INC	10/12/2023	4.350	124	124	124
MACDONALD DETTWILER AND ASSOCIATES LTD	10/4/2024	4.100	1,000	995	995
MICRO FOCUS INTERNATIONAL PLC	6/21/2024	4.063	100	100	100
MICROSEMI CORPORATION	1/15/2023	3.383	196	194	194
NEUSTAR INC	8/8/2024	5.147	200	196	196
NEW OMAHA HOLDINGS LP	7/10/2022	3.802	916	915	915
RIVERBED HOLDINGS INC	4/24/2022	4.600	198	198	198
SABRE HOLDINGS CORPORATION	2/22/2024	3.600	815	815	815
SCIENCE APPLICATIONS INTERNATIONAL CORPORATION	5/4/2022	3.938	779	778	778
TESSERA TECHNOLOGIES INC	12/9/2023	4.600	248	246	246

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2017
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

TTM TECHNOLOGIES INC	9/25/2024	3.850	225	224	224
VERINT SYSTEMS INC	6/26/2024	3.627	398	398	398
WESTERN DIGITAL CORPORATION	4/29/2023	3.313	237	231	231
TOTAL TECHNOLOGY				10,582	10,582

TRANSPORTATION
AMERICAN AIRLINES GROUP INC	6/27/2020	3.552	970	968	968
DELTA AIR LINES INC	10/18/2018	3.991	969	965	965
UNITED CONTINENTAL HOLDINGS INC	4/1/2024	3.380	597	597	597
TOTAL TRANSPORTATION				2,530	2,530
TOTAL SYNDICATED LOANS BEFORE ALLOWANCE FOR LOAN LOSSES				100,484	100,484
ALLOWANCE FOR LOAN LOSSES				(941)	(941)
TOTAL SYNDICATED LOANS - NET				99,543	99,543

DERIVATIVES
PURCHASED OPTIONS
BNP PARIBAS SA	8/28/2018		—	230	230
BNP PARIBAS SA	10/23/2018		—	189	189
BNP PARIBAS SA	5/8/2018		—	60	60
BNP PARIBAS SA	5/7/2019		—	64	64
BNP PARIBAS SA	6/19/2018		—	59	59
BNP PARIBAS SA	6/18/2019		—	128	128
BNP PARIBAS SA	6/26/2018		—	64	64
BNP PARIBAS SA	6/25/2019		—	69	69
BNP PARIBAS SA	7/2/2019		—	64	64
BNP PARIBAS SA	7/23/2019		—	58	58
BNP PARIBAS SA	7/31/2018		—	54	54
BNP PARIBAS SA	7/30/2019		—	59	59
BNP PARIBAS SA	8/14/2018		—	52	52
BNP PARIBAS SA	8/20/2019		—	57	57
BNP PARIBAS SA	9/10/2019		—	62	62
BNP PARIBAS SA	10/1/2019		—	121	121
BNP PARIBAS SA	10/22/2019		—	61	61
BNP PARIBAS SA	11/6/2018		—	57	57
BNP PARIBAS SA	11/5/2019		—	62	62
BNP PARIBAS SA	11/20/2018		—	51	51
BNP PARIBAS SA	11/19/2019		—	57	57
BNP PARIBAS SA	11/27/2018		—	51	51
BNP PARIBAS SA	12/11/2018		—	90	90
BNP PARIBAS SA	12/10/2019		—	52	52
BNP PARIBAS SA	12/24/2018		—	46	46
BNP PARIBAS SA	12/24/2019		—	52	52
BNP PARIBAS SA	1/2/2018		—	1,246	1,246
BNP PARIBAS SA	12/31/2019		—	53	53

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2017
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP PARIBAS SA	1/16/2018	—	1,255	1,255
BNP PARIBAS SA	1/15/2019	—	46	46
BNP PARIBAS SA	1/14/2020	—	53	53
BNP PARIBAS SA	1/23/2018	—	1,334	1,334
BNP PARIBAS SA	1/22/2019	—	45	45
BNP PARIBAS SA	1/21/2020	—	104	104
BNP PARIBAS SA	2/13/2018	—	1,105	1,105
BNP PARIBAS SA	2/12/2019	—	82	82
BNP PARIBAS SA	2/11/2020	—	96	96
BNP PARIBAS SA	3/20/2018	—	1,298	1,298
BNP PARIBAS SA	3/19/2019	—	41	41
BNP PARIBAS SA	3/17/2020	—	96	96
BNP PARIBAS SA	3/27/2018	3	1,054	1,054
BNP PARIBAS SA	3/26/2019	—	80	80
BNP PARIBAS SA	3/24/2020	—	94	94
BNP PARIBAS SA	4/3/2018	3	1,055	1,055
BNP PARIBAS SA	4/2/2019	—	40	40
BNP PARIBAS SA	3/31/2020	—	47	47
BNP PARIBAS SA	5/22/2018	3	881	881
BNP PARIBAS SA	5/21/2019	—	38	38
BNP PARIBAS SA	5/19/2020	—	135	135
BNP PARIBAS SA	5/29/2018	3	930	930
BNP PARIBAS SA	5/28/2019	—	38	38
BNP PARIBAS SA	5/26/2020	—	45	45
BNP PARIBAS SA	6/5/2018	3	807	807
BNP PARIBAS SA	6/4/2019	—	36	36
BNP PARIBAS SA	6/2/2020	—	43	43
BNP PARIBAS SA	6/19/2018	3	876	876
BNP PARIBAS SA	6/18/2019	—	72	72
BNP PARIBAS SA	6/16/2020	—	43	43
BNP PARIBAS SA	7/3/2018	3	826	826
BNP PARIBAS SA	7/2/2019	—	37	37
BNP PARIBAS SA	6/30/2020	—	44	44
BNP PARIBAS SA	7/10/2018	3	921	921
BNP PARIBAS SA	7/7/2020	—	44	44
BNP PARIBAS SA	7/17/2018	3	778	778
BNP PARIBAS SA	7/16/2019	—	35	35
BNP PARIBAS SA	7/14/2020	—	42	42
BNP PARIBAS SA	8/7/2018	3	706	706
BNP PARIBAS SA	8/6/2019	—	34	34
BNP PARIBAS SA	8/4/2020	—	82	82
BNP PARIBAS SA	9/18/2018	3	622	622
BNP PARIBAS SA	9/17/2019	—	33	33
BNP PARIBAS SA	9/15/2020	—	40	40

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2017
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP PARIBAS SA	10/2/2018	3	678	678
BNP PARIBAS SA	10/1/2019	—	31	31
BNP PARIBAS SA	9/29/2020	—	38	38
BNP PARIBAS SA	10/23/2018	2	440	440
BNP PARIBAS SA	10/22/2019	—	30	30
BNP PARIBAS SA	10/20/2020	—	37	37
BNP PARIBAS SA	10/30/2018	3	527	527
BNP PARIBAS SA	10/29/2019	—	29	29
BNP PARIBAS SA	10/27/2020	—	36	36
BNP PARIBAS SA	11/17/2020	—	70	70
BNP PARIBAS SA	11/19/2019	—	57	57
BNP PARIBAS SA	11/20/2018	2	434	434
BNP PARIBAS SA	11/27/2018	3	442	442
BNP PARIBAS SA	11/24/2020	—	34	34
BNP PARIBAS SA	12/4/2018	2	391	391
BNP PARIBAS SA	12/3/2019	—	27	27
BNP PARIBAS SA	12/1/2020	—	34	34
BNP PARIBAS SA	12/18/2018	2	322	322
BNP PARIBAS SA	12/17/2019	—	24	24
BNP PARIBAS SA	12/15/2020	—	31	31
BNP PARIBAS SA	8/21/2018	—	405	405
BNP PARIBAS SA	12/11/2018	—	261	261
BNP PARIBAS SA	1/16/2018	—	159	159
BNP PARIBAS SA	1/15/2019	—	241	241
BNP PARIBAS SA	1/23/2018	—	231	231
BNP PARIBAS SA	1/29/2019	—	236	236
BNP PARIBAS SA	2/20/2018	—	301	301
BNP PARIBAS SA	3/27/2018	—	186	186
BNP PARIBAS SA	3/26/2019	—	327	327
BNP PARIBAS SA	4/9/2019	—	65	65
BNP PARIBAS SA	4/17/2018	—	58	58
BNP PARIBAS SA	4/16/2019	—	123	123
BNP PARIBAS SA	4/24/2018	—	59	59
BNP PARIBAS SA	4/23/2019	—	63	63
BNP PARIBAS SA	5/1/2018	—	123	123
BNP PARIBAS SA	4/30/2019	—	130	130
WELLS FARGO BANK NA	5/15/2018	—	126	126
WELLS FARGO BANK NA	5/14/2019	—	67	67
WELLS FARGO BANK NA	5/21/2019	—	64	64
WELLS FARGO BANK NA	6/5/2018	—	57	57
WELLS FARGO BANK NA	6/4/2019	—	123	123
WELLS FARGO BANK NA	6/12/2018	—	61	61
WELLS FARGO BANK NA	6/11/2019	—	129	129
WELLS FARGO BANK NA	7/9/2019	—	58	58

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2017
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	8/7/2018	—	154	154
WELLS FARGO BANK NA	8/6/2019	—	113	113
WELLS FARGO BANK NA	8/28/2018	—	52	52
WELLS FARGO BANK NA	9/3/2019	—	56	56
WELLS FARGO BANK NA	10/9/2018	—	56	56
WELLS FARGO BANK NA	10/8/2019	—	61	61
WELLS FARGO BANK NA	10/16/2018	—	56	56
WELLS FARGO BANK NA	10/15/2019	—	61	61
WELLS FARGO BANK NA	10/29/2019	—	63	63
WELLS FARGO BANK NA	11/12/2019	—	58	58
WELLS FARGO BANK NA	12/4/2018	—	50	50
WELLS FARGO BANK NA	12/3/2019	—	56	56
WELLS FARGO BANK NA	12/18/2018	—	45	45
WELLS FARGO BANK NA	12/17/2019	—	51	51
WELLS FARGO BANK NA	1/9/2018	—	1,212	1,212
WELLS FARGO BANK NA	1/8/2019	—	46	46
WELLS FARGO BANK NA	1/7/2020	—	52	52
WELLS FARGO BANK NA	1/30/2018	—	1,180	1,180
WELLS FARGO BANK NA	1/29/2019	—	45	45
WELLS FARGO BANK NA	1/28/2020	—	103	103
WELLS FARGO BANK NA	2/6/2018	—	1,290	1,290
WELLS FARGO BANK NA	2/5/2019	—	44	44
WELLS FARGO BANK NA	2/4/2020	—	51	51
WELLS FARGO BANK NA	2/20/2018	—	1,205	1,205
WELLS FARGO BANK NA	2/19/2019	—	39	39
WELLS FARGO BANK NA	2/18/2020	—	45	45
WELLS FARGO BANK NA	2/27/2018	—	1,056	1,056
WELLS FARGO BANK NA	2/26/2019	—	39	39
WELLS FARGO BANK NA	2/25/2020	—	137	137
WELLS FARGO BANK NA	3/6/2018	—	1,015	1,015
WELLS FARGO BANK NA	3/5/2019	—	39	39
WELLS FARGO BANK NA	3/3/2020	—	45	45
WELLS FARGO BANK NA	3/10/2020	—	46	46
WELLS FARGO BANK NA	3/12/2019	—	78	78
WELLS FARGO BANK NA	3/13/2018	—	1,059	1,059
WELLS FARGO BANK NA	4/10/2018	4	1,175	1,175
WELLS FARGO BANK NA	4/9/2019	—	40	40
WELLS FARGO BANK NA	4/7/2020	—	94	94
WELLS FARGO BANK NA	4/17/2018	3	1,085	1,085
WELLS FARGO BANK NA	4/14/2020	—	48	48
WELLS FARGO BANK NA	4/24/2018	3	978	978
WELLS FARGO BANK NA	4/23/2019	—	38	38
WELLS FARGO BANK NA	4/21/2020	—	45	45
WELLS FARGO BANK NA	5/1/2018	3	946	946

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2017
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	4/30/2019	—	38	38
WELLS FARGO BANK NA	4/28/2020	—	45	45
WELLS FARGO BANK NA	5/8/2018	3	904	904
WELLS FARGO BANK NA	5/7/2019	—	38	38
WELLS FARGO BANK NA	5/5/2020	—	89	89
WELLS FARGO BANK NA	5/15/2018	3	927	927
WELLS FARGO BANK NA	5/12/2020	—	44	44
WELLS FARGO BANK NA	6/12/2018	3	783	783
WELLS FARGO BANK NA	6/11/2019	—	35	35
WELLS FARGO BANK NA	6/9/2020	—	42	42
WELLS FARGO BANK NA	6/26/2018	3	876	876
WELLS FARGO BANK NA	6/25/2019	—	37	37
WELLS FARGO BANK NA	6/23/2020	—	44	44
WELLS FARGO BANK NA	7/24/2018	3	669	669
WELLS FARGO BANK NA	7/23/2019	—	33	33
WELLS FARGO BANK NA	7/21/2020	—	40	40
WELLS FARGO BANK NA	7/31/2018	3	676	676
WELLS FARGO BANK NA	7/30/2019	—	67	67
WELLS FARGO BANK NA	7/28/2020	—	41	41
WELLS FARGO BANK NA	8/14/2018	3	710	710
WELLS FARGO BANK NA	8/13/2019	—	35	35
WELLS FARGO BANK NA	8/11/2020	—	41	41
WELLS FARGO BANK NA	8/21/2018	3	775	775
WELLS FARGO BANK NA	8/20/2019	—	36	36
WELLS FARGO BANK NA	8/18/2020	—	85	85
WELLS FARGO BANK NA	8/28/2018	3	823	823
WELLS FARGO BANK NA	8/27/2019	—	36	36
WELLS FARGO BANK NA	8/25/2020	—	43	43
WELLS FARGO BANK NA	9/4/2018	3	692	692
WELLS FARGO BANK NA	9/3/2019	—	36	36
WELLS FARGO BANK NA	9/11/2018	3	640	640
WELLS FARGO BANK NA	9/10/2019	—	66	66
WELLS FARGO BANK NA	9/8/2020	—	40	40
WELLS FARGO BANK NA	9/25/2018	3	767	767
WELLS FARGO BANK NA	9/24/2019	—	33	33
WELLS FARGO BANK NA	9/22/2020	—	40	40
WELLS FARGO BANK NA	10/9/2018	3	544	544
WELLS FARGO BANK NA	10/8/2019	—	30	30
WELLS FARGO BANK NA	10/6/2020	—	37	37
WELLS FARGO BANK NA	10/16/2018	3	552	552
WELLS FARGO BANK NA	10/15/2019	—	30	30
WELLS FARGO BANK NA	10/13/2020	—	36	36
WELLS FARGO BANK NA	11/6/2018	3	499	499
WELLS FARGO BANK NA	11/5/2019	—	28	28

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2017
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	11/13/2018	2	452	452
WELLS FARGO BANK NA	11/12/2019	—	116	116
WELLS FARGO BANK NA	11/10/2020	—	71	71
WELLS FARGO BANK NA	12/11/2018	2	315	315
WELLS FARGO BANK NA	12/10/2019	—	24	24
WELLS FARGO BANK NA	12/8/2020	—	31	31
WELLS FARGO BANK NA	12/26/2018	2	285	285
WELLS FARGO BANK NA	12/24/2019	—	17	17
TOTAL PURCHASED OPTIONS			54,346	54,346

WRITTEN OPTIONS
BNP PARIBAS SA	8/28/2018	—	(189)	(189)
BNP PARIBAS SA	10/23/2018	—	(147)	(147)
BNP PARIBAS SA	5/8/2018	—	(51)	(51)
BNP PARIBAS SA	5/7/2019	—	(49)	(49)
BNP PARIBAS SA	6/19/2018	—	(53)	(53)
BNP PARIBAS SA	6/18/2019	—	(105)	(105)
BNP PARIBAS SA	6/25/2019	—	(57)	(57)
BNP PARIBAS SA	6/26/2018	—	(58)	(58)
BNP PARIBAS SA	7/2/2019	—	(53)	(53)
BNP PARIBAS SA	7/23/2019	—	(46)	(46)
BNP PARIBAS SA	7/31/2018	—	(47)	(47)
BNP PARIBAS SA	7/30/2019	—	(48)	(48)
BNP PARIBAS SA	8/14/2018	—	(45)	(45)
BNP PARIBAS SA	8/20/2019	—	(45)	(45)
BNP PARIBAS SA	9/10/2019	—	(51)	(51)
BNP PARIBAS SA	10/1/2019	—	(98)	(98)
BNP PARIBAS SA	10/22/2019	—	(50)	(50)
BNP PARIBAS SA	11/6/2018	—	(51)	(51)
BNP PARIBAS SA	11/5/2019	—	(51)	(51)
BNP PARIBAS SA	11/19/2019	—	(46)	(46)
BNP PARIBAS SA	11/20/2018	—	(45)	(45)
BNP PARIBAS SA	11/27/2018	—	(45)	(45)
BNP PARIBAS SA	12/11/2018	—	(79)	(79)
BNP PARIBAS SA	12/10/2019	—	(41)	(41)
BNP PARIBAS SA	12/24/2018	—	(40)	(40)
BNP PARIBAS SA	12/24/2019	—	(41)	(41)
BNP PARIBAS SA	1/2/2018	—	(1,123)	(1,123)
BNP PARIBAS SA	1/2/2018	—	(32)	(32)
BNP PARIBAS SA	12/31/2019	—	(42)	(42)
BNP PARIBAS SA	1/16/2018	—	(1,130)	(1,130)
BNP PARIBAS SA	1/16/2018	—	(31)	(31)
BNP PARIBAS SA	1/15/2019	—	(40)	(40)
BNP PARIBAS SA	1/14/2020	—	(42)	(42)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2017
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP PARIBAS SA	1/21/2020	—	(77)	(77)
BNP PARIBAS SA	1/22/2019	—	(38)	(38)
BNP PARIBAS SA	1/23/2018	—	(27)	(27)
BNP PARIBAS SA	1/23/2018	—	(1,180)	(1,180)
BNP PARIBAS SA	2/13/2018	—	(958)	(958)
BNP PARIBAS SA	2/13/2018	—	(22)	(22)
BNP PARIBAS SA	2/12/2019	—	(67)	(67)
BNP PARIBAS SA	2/11/2020	—	(69)	(69)
BNP PARIBAS SA	3/20/2018	—	(1,133)	(1,133)
BNP PARIBAS SA	3/20/2018	—	(22)	(22)
BNP PARIBAS SA	3/19/2019	—	(34)	(34)
BNP PARIBAS SA	3/17/2020	—	(69)	(69)
BNP PARIBAS SA	3/27/2018	(3)	(910)	(910)
BNP PARIBAS SA	3/27/2018	—	(20)	(20)
BNP PARIBAS SA	3/26/2019	—	(65)	(65)
BNP PARIBAS SA	3/24/2020	—	(68)	(68)
BNP PARIBAS SA	4/3/2018	(3)	(911)	(911)
BNP PARIBAS SA	4/3/2018	—	(21)	(21)
BNP PARIBAS SA	4/2/2019	—	(33)	(33)
BNP PARIBAS SA	3/31/2020	—	(34)	(34)
BNP PARIBAS SA	5/19/2020	—	(97)	(97)
BNP PARIBAS SA	5/21/2019	—	(31)	(31)
BNP PARIBAS SA	5/22/2018	—	(19)	(19)
BNP PARIBAS SA	5/22/2018	(3)	(756)	(756)
BNP PARIBAS SA	5/29/2018	(3)	(798)	(798)
BNP PARIBAS SA	5/29/2018	—	(18)	(18)
BNP PARIBAS SA	5/28/2019	—	(31)	(31)
BNP PARIBAS SA	5/26/2020	—	(32)	(32)
BNP PARIBAS SA	6/5/2018	(3)	(685)	(685)
BNP PARIBAS SA	6/5/2018	—	(16)	(16)
BNP PARIBAS SA	6/4/2019	—	(29)	(29)
BNP PARIBAS SA	6/2/2020	—	(30)	(30)
BNP PARIBAS SA	6/19/2018	(3)	(745)	(745)
BNP PARIBAS SA	6/19/2018	—	(16)	(16)
BNP PARIBAS SA	6/18/2019	—	(58)	(58)
BNP PARIBAS SA	6/16/2020	—	(30)	(30)
BNP PARIBAS SA	7/3/2018	(3)	(704)	(704)
BNP PARIBAS SA	7/3/2018	—	(17)	(17)
BNP PARIBAS SA	7/2/2019	—	(30)	(30)
BNP PARIBAS SA	6/30/2020	—	(31)	(31)
BNP PARIBAS SA	7/10/2018	(3)	(789)	(789)
BNP PARIBAS SA	7/10/2018	—	(18)	(18)
BNP PARIBAS SA	7/7/2020	—	(31)	(31)
BNP PARIBAS SA	7/17/2018	(3)	(658)	(658)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2017
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP PARIBAS SA	7/17/2018	—	(15)	(15)
BNP PARIBAS SA	7/16/2019	—	(28)	(28)
BNP PARIBAS SA	7/14/2020	—	(29)	(29)
BNP PARIBAS SA	8/7/2018	(3)	(595)	(595)
BNP PARIBAS SA	8/7/2018	—	(14)	(14)
BNP PARIBAS SA	8/6/2019	—	(27)	(27)
BNP PARIBAS SA	8/4/2020	—	(58)	(58)
BNP PARIBAS SA	9/18/2018	(3)	(542)	(542)
BNP PARIBAS SA	9/17/2019	—	(26)	(26)
BNP PARIBAS SA	9/15/2020	—	(28)	(28)
BNP PARIBAS SA	10/2/2018	(3)	(568)	(568)
BNP PARIBAS SA	10/2/2018	—	(12)	(12)
BNP PARIBAS SA	10/1/2019	—	(25)	(25)
BNP PARIBAS SA	9/29/2020	—	(26)	(26)
BNP PARIBAS SA	10/23/2018	(2)	(359)	(359)
BNP PARIBAS SA	10/23/2018	—	(10)	(10)
BNP PARIBAS SA	10/22/2019	—	(23)	(23)
BNP PARIBAS SA	10/20/2020	—	(25)	(25)
BNP PARIBAS SA	10/30/2018	(3)	(433)	(433)
BNP PARIBAS SA	10/30/2018	—	(10)	(10)
BNP PARIBAS SA	10/29/2019	—	(23)	(23)
WELLS FARGO BANK NA	10/27/2020	—	(25)	(25)
WELLS FARGO BANK NA	11/17/2020	—	(48)	(48)
WELLS FARGO BANK NA	11/19/2019	—	(44)	(44)
WELLS FARGO BANK NA	11/20/2018	(2)	(371)	(371)
WELLS FARGO BANK NA	11/27/2018	(3)	(359)	(359)
WELLS FARGO BANK NA	11/27/2018	—	(9)	(9)
WELLS FARGO BANK NA	11/24/2020	—	(23)	(23)
WELLS FARGO BANK NA	12/4/2018	(2)	(330)	(330)
WELLS FARGO BANK NA	12/3/2019	—	(20)	(20)
WELLS FARGO BANK NA	12/1/2020	—	(22)	(22)
WELLS FARGO BANK NA	12/18/2018	(2)	(254)	(254)
WELLS FARGO BANK NA	12/18/2018	—	(6)	(6)
WELLS FARGO BANK NA	12/17/2019	—	(18)	(18)
WELLS FARGO BANK NA	12/15/2020	—	(20)	(20)
WELLS FARGO BANK NA	8/21/2018	—	(338)	(338)
WELLS FARGO BANK NA	12/11/2018	—	(155)	(155)
WELLS FARGO BANK NA	12/11/2018	—	(22)	(22)
WELLS FARGO BANK NA	1/16/2018	—	(143)	(143)
WELLS FARGO BANK NA	1/15/2019	—	(197)	(197)
WELLS FARGO BANK NA	1/23/2018	—	(207)	(207)
WELLS FARGO BANK NA	1/29/2019	—	(192)	(192)
WELLS FARGO BANK NA	2/20/2018	—	(269)	(269)
WELLS FARGO BANK NA	3/27/2018	—	(161)	(161)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2017
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	3/26/2019	—	(251)	(251)
WELLS FARGO BANK NA	4/9/2019	—	(50)	(50)
WELLS FARGO BANK NA	4/17/2018	—	(49)	(49)
WELLS FARGO BANK NA	4/16/2019	—	(93)	(93)
WELLS FARGO BANK NA	4/24/2018	—	(50)	(50)
WELLS FARGO BANK NA	4/23/2019	—	(47)	(47)
WELLS FARGO BANK NA	5/1/2018	—	(106)	(106)
WELLS FARGO BANK NA	4/30/2019	—	(101)	(101)
WELLS FARGO BANK NA	5/15/2018	—	(110)	(110)
WELLS FARGO BANK NA	5/14/2019	—	(52)	(52)
WELLS FARGO BANK NA	5/21/2019	—	(49)	(49)
WELLS FARGO BANK NA	6/5/2018	—	(48)	(48)
WELLS FARGO BANK NA	6/4/2019	—	(93)	(93)
WELLS FARGO BANK NA	6/12/2018	—	(52)	(52)
WELLS FARGO BANK NA	6/11/2019	—	(100)	(100)
WELLS FARGO BANK NA	7/9/2019	—	(47)	(47)
WELLS FARGO BANK NA	8/7/2018	—	(134)	(134)
WELLS FARGO BANK NA	8/6/2019	—	(90)	(90)
WELLS FARGO BANK NA	8/28/2018	—	(46)	(46)
WELLS FARGO BANK NA	9/3/2019	—	(45)	(45)
WELLS FARGO BANK NA	10/9/2018	—	(50)	(50)
WELLS FARGO BANK NA	10/8/2019	—	(50)	(50)
WELLS FARGO BANK NA	10/16/2018	—	(50)	(50)
WELLS FARGO BANK NA	10/15/2019	—	(50)	(50)
WELLS FARGO BANK NA	10/29/2019	—	(52)	(52)
WELLS FARGO BANK NA	11/12/2019	—	(47)	(47)
WELLS FARGO BANK NA	12/4/2018	—	(44)	(44)
WELLS FARGO BANK NA	12/3/2019	—	(45)	(45)
WELLS FARGO BANK NA	12/18/2018	—	(39)	(39)
WELLS FARGO BANK NA	12/17/2019	—	(40)	(40)
WELLS FARGO BANK NA	1/9/2018	—	(1,091)	(1,091)
WELLS FARGO BANK NA	1/9/2018	—	(31)	(31)
WELLS FARGO BANK NA	1/8/2019	—	(40)	(40)
WELLS FARGO BANK NA	1/7/2020	—	(41)	(41)
WELLS FARGO BANK NA	1/30/2018	—	(1,039)	(1,039)
WELLS FARGO BANK NA	1/30/2018	—	(27)	(27)
WELLS FARGO BANK NA	1/29/2019	—	(38)	(38)
WELLS FARGO BANK NA	1/28/2020	—	(76)	(76)
WELLS FARGO BANK NA	2/4/2020	—	(37)	(37)
WELLS FARGO BANK NA	2/5/2019	—	(37)	(37)
WELLS FARGO BANK NA	2/6/2018	—	(26)	(26)
WELLS FARGO BANK NA	2/6/2018	—	(1,134)	(1,134)
WELLS FARGO BANK NA	2/20/2018	—	(1,037)	(1,037)
WELLS FARGO BANK NA	2/20/2018	—	(19)	(19)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2017
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	2/19/2019	—	(31)	(31)
WELLS FARGO BANK NA	2/18/2020	—	(32)	(32)
WELLS FARGO BANK NA	2/27/2018	—	(907)	(907)
WELLS FARGO BANK NA	2/27/2018	—	(19)	(19)
WELLS FARGO BANK NA	2/26/2019	—	(31)	(31)
WELLS FARGO BANK NA	2/25/2020	—	(97)	(97)
WELLS FARGO BANK NA	3/5/2019	—	(31)	(31)
WELLS FARGO BANK NA	3/6/2018	—	(871)	(871)
WELLS FARGO BANK NA	3/6/2018	—	(19)	(19)
WELLS FARGO BANK NA	3/3/2020	—	(32)	(32)
WELLS FARGO BANK NA	3/10/2020	—	(33)	(33)
WELLS FARGO BANK NA	3/12/2019	—	(63)	(63)
WELLS FARGO BANK NA	3/13/2018	—	(20)	(20)
WELLS FARGO BANK NA	3/13/2018	—	(911)	(911)
WELLS FARGO BANK NA	4/10/2018	(4)	(1,024)	(1,024)
WELLS FARGO BANK NA	4/10/2018	—	(21)	(21)
WELLS FARGO BANK NA	4/9/2019	—	(33)	(33)
WELLS FARGO BANK NA	4/7/2020	—	(68)	(68)
WELLS FARGO BANK NA	4/17/2018	(3)	(946)	(946)
WELLS FARGO BANK NA	4/17/2018	—	(23)	(23)
WELLS FARGO BANK NA	4/14/2020	—	(35)	(35)
WELLS FARGO BANK NA	4/24/2018	(3)	(838)	(838)
WELLS FARGO BANK NA	4/24/2018	—	(18)	(18)
WELLS FARGO BANK NA	4/23/2019	—	(31)	(31)
WELLS FARGO BANK NA	4/21/2020	—	(32)	(32)
WELLS FARGO BANK NA	5/1/2018	(3)	(811)	(811)
WELLS FARGO BANK NA	5/1/2018	—	(18)	(18)
WELLS FARGO BANK NA	4/30/2019	—	(31)	(31)
WELLS FARGO BANK NA	4/28/2020	—	(32)	(32)
WELLS FARGO BANK NA	5/8/2018	(3)	(773)	(773)
WELLS FARGO BANK NA	5/8/2018	—	(18)	(18)
WELLS FARGO BANK NA	5/7/2019	—	(31)	(31)
WELLS FARGO BANK NA	5/5/2020	—	(64)	(64)
WELLS FARGO BANK NA	5/15/2018	(3)	(796)	(796)
WELLS FARGO BANK NA	5/15/2018	—	(18)	(18)
WELLS FARGO BANK NA	5/12/2020	—	(31)	(31)
WELLS FARGO BANK NA	6/12/2018	(3)	(685)	(685)
WELLS FARGO BANK NA	6/11/2019	—	(28)	(28)
WELLS FARGO BANK NA	6/9/2020	—	(29)	(29)
WELLS FARGO BANK NA	6/26/2018	(3)	(752)	(752)
WELLS FARGO BANK NA	6/26/2018	—	(18)	(18)
WELLS FARGO BANK NA	6/25/2019	—	(30)	(30)
WELLS FARGO BANK NA	6/23/2020	—	(31)	(31)
WELLS FARGO BANK NA	7/24/2018	(3)	(561)	(561)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2017
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	7/24/2018	—	(14)	(14)
WELLS FARGO BANK NA	7/23/2019	—	(27)	(27)
WELLS FARGO BANK NA	7/21/2020	—	(28)	(28)
WELLS FARGO BANK NA	7/31/2018	—	(14)	(14)
WELLS FARGO BANK NA	7/31/2018	(3)	(567)	(567)
WELLS FARGO BANK NA	7/30/2019	—	(54)	(54)
WELLS FARGO BANK NA	7/28/2020	—	(28)	(28)
WELLS FARGO BANK NA	8/14/2018	(3)	(599)	(599)
WELLS FARGO BANK NA	8/14/2018	—	(15)	(15)
WELLS FARGO BANK NA	8/13/2019	—	(28)	(28)
WELLS FARGO BANK NA	8/11/2020	—	(29)	(29)
WELLS FARGO BANK NA	8/21/2018	(3)	(663)	(663)
WELLS FARGO BANK NA	8/21/2018	—	(17)	(17)
WELLS FARGO BANK NA	8/20/2019	—	(29)	(29)
WELLS FARGO BANK NA	8/18/2020	—	(60)	(60)
WELLS FARGO BANK NA	8/28/2018	(3)	(707)	(707)
WELLS FARGO BANK NA	8/28/2018	—	(18)	(18)
WELLS FARGO BANK NA	8/27/2019	—	(29)	(29)
WELLS FARGO BANK NA	8/25/2020	—	(30)	(30)
WELLS FARGO BANK NA	9/4/2018	(3)	(589)	(589)
WELLS FARGO BANK NA	9/4/2018	—	(17)	(17)
WELLS FARGO BANK NA	9/3/2019	—	(29)	(29)
WELLS FARGO BANK NA	9/11/2018	(3)	(539)	(539)
WELLS FARGO BANK NA	9/11/2018	—	(14)	(14)
WELLS FARGO BANK NA	9/10/2019	—	(53)	(53)
WELLS FARGO BANK NA	9/8/2020	—	(28)	(28)
WELLS FARGO BANK NA	9/25/2018	(3)	(650)	(650)
WELLS FARGO BANK NA	9/25/2018	—	(14)	(14)
WELLS FARGO BANK NA	9/24/2019	—	(27)	(27)
WELLS FARGO BANK NA	9/22/2020	—	(28)	(28)
WELLS FARGO BANK NA	10/9/2018	(3)	(448)	(448)
WELLS FARGO BANK NA	10/9/2018	—	(11)	(11)
WELLS FARGO BANK NA	10/8/2019	—	(24)	(24)
WELLS FARGO BANK NA	10/6/2020	—	(25)	(25)
WELLS FARGO BANK NA	10/16/2018	(3)	(455)	(455)
WELLS FARGO BANK NA	10/16/2018	—	(11)	(11)
WELLS FARGO BANK NA	10/15/2019	—	(23)	(23)
WELLS FARGO BANK NA	10/13/2020	—	(25)	(25)
WELLS FARGO BANK NA	11/6/2018	(3)	(407)	(407)
WELLS FARGO BANK NA	11/6/2018	—	(9)	(9)
WELLS FARGO BANK NA	11/5/2019	—	(22)	(22)
WELLS FARGO BANK NA	11/13/2018	(2)	(369)	(369)
WELLS FARGO BANK NA	11/13/2018	—	(10)	(10)
WELLS FARGO BANK NA	11/12/2019	—	(91)	(91)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2017
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	11/10/2020	—	(48)	(48)
WELLS FARGO BANK NA	12/11/2018	(2)	(250)	(250)
WELLS FARGO BANK NA	12/11/2018	—	(7)	(7)
WELLS FARGO BANK NA	12/10/2019	—	(18)	(18)
WELLS FARGO BANK NA	12/8/2020	—	(20)	(20)
WELLS FARGO BANK NA	12/26/2018	(2)	(235)	(235)
WELLS FARGO BANK NA	12/24/2019	—	(18)	(18)
TOTAL WRITTEN OPTIONS			(46,753)	(46,753)

FUTURES
S&P 500 MINI FUTURES	3/1/2018	—	(3)	(3)
TOTAL FUTURES			(3)	(3)
TOTAL DERIVATIVES - NET			7,590	7,590
TOTAL INVESTMENTS IN CASH EQUIVALENTS, FIXED MATURITIES, COMMON STOCK, SYNDICATED LOANS AND DERIVATIVES			$6,715,769	$6,706,190
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
b) For Federal income tax purposes, the cost of investments is $6.7 billion.
c) Securities written down due to other-than-temporary impairment related to credit losses.
d) Non-Income producing securities.

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers
December 31, 2016
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CASH EQUIVALENTS
COMMERCIAL PAPER
COMCAST CORP	1/4/2017	—%	$17,000	$16,999	$16,999
CONSUMERS ENERGY COMPANY	1/10/2017	—	9,000	8,998	8,998
EASTMAN CHEMICAL COMPANY	1/9/2017	—	16,800	16,796	16,796
ENTERPRISE PRODUCTS OPERATING	1/3/2017	—	23,100	23,099	23,099
KROGER CO	1/3/2017	—	36,500	36,498	36,498
SOUTH CAROLINA ELECTRIC & GAS	1/19/2017	—	9,000	8,995	8,995
TOTAL COMMERCIAL PAPER				111,385	111,385
TOTAL CASH EQUIVALENTS				111,385	111,385

FIXED MATURITIES
U. S. GOVERNMENT AND AGENCY OBLIGATIONS
UNITED STATES TREASURY BOND	11/15/2028	5.250	200	211	255
UNITED STATES TREASURY NOTE	4/15/2017	0.875	165	165	165
TOTAL U. S. GOVERNMENT AND AGENCY OBLIGATIONS				376	420

STATE AND MUNICIPAL OBLIGATIONS
CARSON CALIFORNIA REDEVELOPMENT AGENCY	2/1/2017	2.261	1,330	1,330	1,330
CARSON CALIFORNIA REDEVELOPMENT AGENCY	2/1/2019	3.307	1,550	1,550	1,572
CARSON CALIFORNIA REDEVELOPMENT AGENCY	2/1/2020	3.757	3,205	3,205	3,280
FLORIDA ST MID-BAY BRIDGE AUTHORITY	10/1/2021	3.784	4,330	4,330	4,392
HURST-EULESS-BEDFORD TEXAS INDPT SCHOOL DISTRICT	8/15/2017	—	1,000	992	993
LOS ANGELES CALIF MUN IMPT CORPORATION	11/1/2019	2.846	3,000	3,000	3,069
LOS ANGELES COUNTY CALIFORNIA REDEV AUTHORITY	8/1/2019	2.644	2,425	2,425	2,455
MICHIGAN STATE HOUSING DEVELOPMENT	4/1/2018	1.446	2,030	2,030	2,018
MICHIGAN STATE HOUSING DEVELOPMENT	10/1/2019	1.822	1,460	1,460	1,437
MICHIGAN STATE HOUSING DEVELOPMENT	4/1/2020	1.946	1,080	1,080	1,055
NEW HOPE CULTURAL EDU FACS FIN CORPORATION	7/1/2018	3.330	1,380	1,380	1,374
NEW HOPE CULTURAL EDU FACS FIN CORPORATION	7/1/2019	3.780	2,155	2,155	2,144
NEW HOPE CULTURAL EDU FACS FIN CORPORATION	7/1/2020	4.125	2,810	2,810	2,785
NEW JERSEY ECONOMIC DEVELOPMENT AUTHORITY	6/15/2017	3.375	7,890	7,890	7,965
NORTH CAROLINA EASTN MUN PWR AGENCY	7/1/2017	1.561	3,500	3,500	3,500
SACRAMENTO CALIF UNI SCH DISTRICT	8/1/2017	1.248	3,000	3,000	2,995
ST PAUL HSG REDEV AUTHORITY	7/1/2018	1.838	2,000	2,000	2,009
ST PAUL MINN HSG & REDEV AUTHORITY	7/1/2017	1.400	4,135	4,135	4,137
TOTAL STATE AND MUNICIPAL OBLIGATIONS				48,272	48,510

RESIDENTIAL MORTGAGE BACKED SECURITIES
AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES
FANNIE MAE 06-36 GF	5/25/2036	0.884	8,920	8,961	8,882
FANNIE MAE 07-46 FB	5/25/2037	0.954	3,322	3,331	3,312
FANNIE MAE 09-107 FL	2/25/2038	1.234	3,880	3,900	3,909
FANNIE MAE 13-2 KF	1/25/2037	0.764	12,388	12,358	12,263

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2016
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE AF-2015-22C	4/25/2045	0.883	30,318	30,214	30,121
FANNIE MAE AF-2015-42	6/25/2055	0.863	33,040	32,863	32,504
FANNIE MAE AF-2015-91	12/25/2045	0.903	32,473	32,326	32,259
FANNIE MAE FA-2015-4	2/25/2045	0.883	15,636	15,658	15,591
FANNIE MAE FNMA_15-50	7/25/2045	0.883	52,394	52,340	52,296
FANNIE MAE FW-2015-84	11/25/2045	0.883	26,522	26,484	26,317
FANNIE MAE 16-2	2/25/2056	1.097	10,677	10,664	10,657
FANNIE MAE 16-40	7/25/2056	1.013	36,806	36,753	36,900
FANNIE MAE 254590	1/1/2018	5.000	265	265	272
FANNIE MAE 254591	1/1/2018	5.500	180	180	183
FANNIE MAE 303970	9/1/2024	6.000	375	371	424
FANNIE MAE 545492	2/1/2022	5.500	169	167	187
FANNIE MAE 623866	2/1/2017	5.000	3	3	3
FANNIE MAE 625943	3/1/2017	5.000	4	4	4
FANNIE MAE 703446	5/1/2018	4.500	740	744	761
FANNIE MAE 704592	5/1/2018	5.000	241	242	247
FANNIE MAE 708635	6/1/2018	5.000	150	151	154
FANNIE MAE 725558	6/1/2034	2.894	377	374	394
FANNIE MAE 725694	7/1/2034	2.560	239	235	246
FANNIE MAE 725719	7/1/2033	2.501	703	700	722
FANNIE MAE 735034	10/1/2034	2.847	6,397	6,745	6,706
FANNIE MAE 735702	7/1/2035	2.889	5,148	5,299	5,418
FANNIE MAE 794787	10/1/2034	2.740	245	248	259
FANNIE MAE 799733	11/1/2034	3.066	283	287	299
FANNIE MAE 801337	9/1/2034	2.619	3,374	3,559	3,532
FANNIE MAE 801917	10/1/2034	3.305	643	645	680
FANNIE MAE 804561	9/1/2034	2.711	898	900	947
FANNIE MAE 807219	1/1/2035	2.811	2,477	2,498	2,617
FANNIE MAE 809532	2/1/2035	2.718	396	399	419
FANNIE MAE 834552	8/1/2035	3.080	804	808	835
FANNIE MAE 889335	6/1/2018	4.500	654	658	672
FANNIE MAE 889485	6/1/2036	2.993	4,884	4,966	5,168
FANNIE MAE 922674	4/1/2036	2.998	2,474	2,534	2,640
FANNIE MAE 968438	1/1/2038	2.595	7,133	7,494	7,484
FANNIE MAE 995123	8/1/2037	3.081	2,271	2,351	2,415
FANNIE MAE 995548	9/1/2035	2.859	3,030	3,097	3,185
FANNIE MAE 995604	11/1/2035	3.006	9,168	9,671	9,669
FANNIE MAE 995614	8/1/2037	2.097	3,259	3,431	3,358
FANNIE MAE AB1980	12/1/2020	3.000	3,724	3,770	3,824
FANNIE MAE AB5230	5/1/2027	2.500	12,166	12,402	12,203
FANNIE MAE AD0901	4/1/2040	2.741	7,537	8,016	7,965
FANNIE MAE AE0559	12/1/2034	2.802	5,795	6,101	6,073
FANNIE MAE AE0566	8/1/2035	2.948	5,332	5,612	5,654
FANNIE MAE AF-2016-11	3/25/2046	1.033	19,737	19,704	19,780

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2016
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE AF-2016-30	5/25/2046	1.033	39,225	39,200	39,242
FANNIE MAE AF-204620	11/15/2042	1.057	23,687	23,648	23,725
FANNIE MAE AL1037	1/1/2037	2.760	4,754	5,066	5,019
FANNIE MAE AL2269	10/1/2040	3.089	8,052	8,565	8,454
FANNIE MAE AL3935	9/1/2037	2.970	12,727	13,462	13,457
FANNIE MAE AL3961	2/1/2039	2.661	9,579	10,113	10,072
FANNIE MAE AL4100	9/1/2036	2.851	13,487	14,227	14,197
FANNIE MAE AL4110	3/1/2037	2.930	10,059	10,583	10,607
FANNIE MAE AL4114	2/1/2039	2.986	12,688	13,466	13,458
FANNIE MAE AO8746	8/1/2027	2.500	22,260	22,945	22,328
FANNIE MAE ARM 105989	8/1/2020	3.210	10	10	10
FANNIE MAE ARM 190726	3/1/2033	4.825	145	148	153
FANNIE MAE ARM 249907	2/1/2024	3.250	135	136	140
FANNIE MAE ARM 303259	3/1/2025	2.629	57	58	59
FANNIE MAE ARM 545786	6/1/2032	2.790	210	211	214
FANNIE MAE ARM 620293	1/1/2032	2.525	211	209	221
FANNIE MAE ARM 651629	8/1/2032	3.043	230	230	240
FANNIE MAE ARM 654158	10/1/2032	2.535	353	354	373
FANNIE MAE ARM 654195	10/1/2032	2.414	343	343	363
FANNIE MAE ARM 655646	8/1/2032	3.043	250	250	260
FANNIE MAE ARM 655798	8/1/2032	2.885	404	404	427
FANNIE MAE ARM 661349	9/1/2032	2.550	148	148	157
FANNIE MAE ARM 661501	9/1/2032	2.918	45	46	46
FANNIE MAE ARM 661744	10/1/2032	2.596	361	363	382
FANNIE MAE ARM 664521	10/1/2032	2.901	176	176	179
FANNIE MAE ARM 664750	10/1/2032	2.985	321	322	338
FANNIE MAE ARM 670731	11/1/2032	2.665	439	440	459
FANNIE MAE ARM 670779	11/1/2032	2.665	510	513	532
FANNIE MAE ARM 670890	12/1/2032	2.367	610	613	644
FANNIE MAE ARM 670912	12/1/2032	2.312	515	516	543
FANNIE MAE ARM 670947	12/1/2032	2.296	376	378	396
FANNIE MAE ARM 694852	4/1/2033	2.690	227	231	239
FANNIE MAE ARM 70007	7/1/2017	2.420	—	—	—
FANNIE MAE ARM 70117	9/1/2017	2.250	—	—	—
FANNIE MAE ARM 722779	9/1/2033	2.506	776	778	801
FANNIE MAE ARM 733525	8/1/2033	2.737	587	565	609
FANNIE MAE ARM 739194	9/1/2033	2.936	512	513	534
FANNIE MAE ARM 743256	10/1/2033	2.950	294	291	307
FANNIE MAE ARM 743856	11/1/2033	2.625	264	264	276
FANNIE MAE ARM 758873	12/1/2033	3.046	449	445	471
FANNIE MAE ARM 88879	11/1/2019	2.880	41	41	41
FANNIE MAE ARM 89125	8/1/2019	2.128	46	46	47
FANNIE MAE AS4507	2/1/2030	3.000	11,351	11,800	11,725
FANNIE MAE AS4878	4/1/2030	3.000	14,601	15,177	15,081

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2016
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE DF-2015-38	6/25/2055	0.843	51,824	51,481	51,470
FANNIE MAE DF-2016-69	10/25/2046	1.156	23,802	23,806	23,767
FANNIE MAE FA-2015-55	8/25/2055	0.883	22,507	22,420	22,326
FANNIE MAE FA-204624	12/15/2038	1.067	57,075	56,964	57,198
FANNIE MAE GF-204639	3/15/2036	1.074	56,548	56,442	56,673
FANNIE MAE HYBRID ARM 566074	5/1/2031	2.818	309	309	324
FANNIE MAE HYBRID ARM 584507	6/1/2031	2.743	203	202	216
FANNIE MAE KF-2015-27	5/25/2045	0.884	23,379	23,309	23,253
FANNIE MAE MA0099	6/1/2019	4.000	1,030	1,035	1,060
FANNIE MAE MA0598	12/1/2020	3.500	3,281	3,353	3,419
FANNIE MAE MA1144	8/1/2027	2.500	11,067	11,425	11,249
FANNIE MAE_05-103	7/25/2035	1.256	22,890	22,989	22,988
FANNIE MAE_07-6	2/25/2037	1.206	13,089	13,111	13,090
FANNIE MAE_15-93	8/25/2045	1.106	20,429	20,379	20,381
FANNIE MAE_16-11	3/25/2046	1.167	23,890	23,925	23,983
FANNIE MAE_16-64	9/25/2046	1.087	26,687	26,682	26,656
FANNIE MAY_09-101	12/25/2039	1.596	19,887	20,186	20,211
FREDDIE MAC 3370 TF	10/15/2037	0.868	847	847	848
FREDDIE MAC 4159 FD	1/15/2043	0.888	13,026	13,073	12,985
FREDDIE MAC 4363 2014 FA	9/15/2041	0.897	9,348	9,356	9,289
FREDDIE MAC AF-204521	5/15/2041	0.857	40,646	40,581	40,565
FREDDIE MAC FB-204495	11/15/2038	0.877	29,437	29,317	29,177
FREDDIE MAC LF-204475	4/15/2040	0.837	7,691	7,690	7,677
FREDDIE MAC WF-204491	8/15/2039	0.847	14,492	14,486	14,373
FREDDIE MAC 1H2520	6/1/2035	2.801	7,340	7,788	7,744
FREDDIE MAC 1N1474	5/1/2037	2.972	2,883	2,994	3,049
FREDDIE MAC 1Q1515	11/1/2038	2.853	27,633	29,224	29,266
FREDDIE MAC 1Q1540	6/1/2040	2.881	14,218	15,196	15,077
FREDDIE MAC 1Q1548	8/1/2038	2.752	12,578	13,253	13,252
FREDDIE MAC 1Q1572	5/1/2038	2.732	21,811	23,048	23,019
FREDDIE MAC 3812 BE	9/15/2018	2.750	820	824	829
FREDDIE MAC 4595	10/15/2037	1.174	21,704	21,704	21,855
FREDDIE MAC 781884	8/1/2034	2.856	1,151	1,164	1,214
FREDDIE MAC 848416	2/1/2041	2.788	13,261	13,856	14,045
FREDDIE MAC 848530	9/1/2039	2.878	6,261	6,619	6,653
FREDDIE MAC 848922	4/1/2037	2.873	7,305	7,794	7,738
FREDDIE MAC 849281	8/1/2037	2.775	8,922	9,523	9,497
FREDDIE MAC AF-204559	3/15/2042	1.027	24,112	24,031	24,176
FREDDIE MAC ARM 350190	5/1/2022	2.875	30	31	30
FREDDIE MAC ARM 405014	1/1/2019	2.438	10	10	10
FREDDIE MAC ARM 405092	3/1/2019	2.375	6	6	6
FREDDIE MAC ARM 405185	10/1/2018	2.439	18	18	18
FREDDIE MAC ARM 405243	7/1/2019	2.760	23	23	23
FREDDIE MAC ARM 405437	10/1/2019	2.650	27	27	27

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2016
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FREDDIE MAC ARM 405615	10/1/2019	2.232	4	4	4
FREDDIE MAC ARM 606024	2/1/2019	2.256	8	8	8
FREDDIE MAC ARM 606025	7/1/2019	1.825	19	19	19
FREDDIE MAC ARM 780514	5/1/2033	2.823	432	442	455
FREDDIE MAC ARM 780845	9/1/2033	2.837	264	257	274
FREDDIE MAC ARM 780903	9/1/2033	2.795	352	349	371
FREDDIE MAC ARM 785363	2/1/2025	2.868	32	32	33
FREDDIE MAC ARM 788941	12/1/2031	2.625	25	25	25
FREDDIE MAC ARM 840031	1/1/2019	2.625	2	2	2
FREDDIE MAC ARM 840035	1/1/2019	2.431	9	9	9
FREDDIE MAC ARM 840036	1/1/2019	2.375	9	9	9
FREDDIE MAC ARM 840072	6/1/2019	2.589	22	22	22
FREDDIE MAC ARM 845154	7/1/2022	2.715	35	36	37
FREDDIE MAC ARM 845523	11/1/2023	2.380	5	5	5
FREDDIE MAC ARM 845654	2/1/2024	2.995	86	86	88
FREDDIE MAC ARM 845730	11/1/2023	2.692	144	147	149
FREDDIE MAC ARM 845733	4/1/2024	2.803	155	157	163
FREDDIE MAC ARM 846107	2/1/2025	3.365	40	41	41
FREDDIE MAC ARM 846702	10/1/2029	2.681	39	40	41
FREDDIE MAC ARM 865008	2/1/2018	3.125	10	10	10
FREDDIE MAC C90581	8/1/2022	5.500	155	154	172
FREDDIE MAC C90582	9/1/2022	5.500	95	95	105
FREDDIE MAC E01140	5/1/2017	6.000	37	37	37
FREDDIE MAC E90153	6/1/2017	6.000	10	10	10
FREDDIE MAC E90154	6/1/2017	6.000	17	17	17
FREDDIE MAC E91041	9/1/2017	5.000	61	61	63
FREDDIE MAC E95403	3/1/2018	5.000	101	101	103
FREDDIE MAC E95671	4/1/2018	5.000	145	146	149
FREDDIE MAC F4-20328	2/15/2038	0.877	13,273	13,293	13,189
FREDDIE MAC FA-204547	9/15/2040	1.056	18,799	18,776	18,748
FREDDIE MAC FL-204523	8/15/2038	0.877	22,783	22,661	22,743
FREDDIE MAC G11298	8/1/2017	5.000	67	67	69
FREDDIE MAC G30227	5/1/2023	5.500	537	549	594
FREDDIE MAC J32518	8/1/2030	3.000	21,639	22,427	22,237
FREDDIE MAC KF-204560	7/15/2040	1.077	29,087	29,055	29,026
FREDDIE MAC T-76 2A	10/25/2037	3.223	10,363	10,564	10,486
FREDDIE MAC_4248	5/15/2041	1.154	20,303	20,338	20,303
FREDDIE MAC_4301	7/15/2037	1.104	24,531	24,531	24,495
FREDDIE MAC_4448	5/15/2040	0.937	19,848	19,744	19,727
GINNIE MAE MF-2016-108	8/20/2046	0.917	3,810	3,793	3,804
GINNIE MAE AF-2014-129	10/20/2041	0.833	12,056	12,044	12,111
GINNIE MAE AF-2014-94	11/20/2041	1.067	8,215	8,232	8,146
GINNIE MAE AF-2015-18	2/20/2040	0.863	18,483	18,513	18,130
GINNIE MAE II 082431	12/20/2039	2.000	9,464	9,846	9,783

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2016
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

GINNIE MAE II 082464	1/20/2040	2.000	3,256	3,500	3,372
GINNIE MAE II 082497	3/20/2040	2.000	6,284	6,676	6,498
GINNIE MAE II 082573	7/20/2040	2.125	7,895	8,181	8,146
GINNIE MAE II 082581	7/20/2040	2.125	9,440	10,126	9,776
GINNIE MAE II 082602	8/20/2040	2.125	16,456	17,673	16,987
GINNIE MAE II 082710	1/20/2041	2.000	8,140	8,470	8,410
GINNIE MAE II 082794	4/20/2041	2.500	10,129	10,814	10,438
GINNIE MAE II ARM 8157	3/20/2023	2.000	68	68	69
GINNIE MAE II ARM 8206	3/20/2017	2.000	1	1	1
GINNIE MAE II ARM 8240	7/20/2017	2.125	2	2	2
GINNIE MAE II ARM 8251	8/20/2017	2.125	—	—	—
GINNIE MAE II ARM 8274	10/20/2017	2.500	11	11	11
GINNIE MAE II ARM 8283	11/20/2017	2.500	—	—	—
GINNIE MAE II ARM 8293	12/20/2017	2.500	2	2	2
GINNIE MAE II ARM 8341	4/20/2018	2.500	1	1	1
GINNIE MAE II ARM 8353	5/20/2018	2.500	6	6	6
GINNIE MAE II ARM 8365	6/20/2018	2.500	8	8	8
GINNIE MAE II ARM 8377	7/20/2018	2.500	4	4	4
GINNIE MAE II ARM 8428	11/20/2018	3.500	2	2	2
GINNIE MAE II ARM 8440	12/20/2018	3.500	7	7	7
GINNIE MAE II ARM 8638	6/20/2025	2.125	103	104	106
GINNIE MAE LF-2015-82	4/20/2041	0.833	14,480	14,481	14,512
TOTAL AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				1,565,169	1,562,312

NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES
ADJUSTABLE RATE MORTGAGE TRUST 04-2 6A1	2/25/2035	3.120	783	793	783
AMERICAN HOME MORTGAGE INVESTMENT TRUST 5A-2004-4	2/25/2045	3.293	4,960	5,014	4,868
APS RESECURITIZATION TRUST 1A-2016-3	11/27/2066	3.006	24,358	24,194	24,177
APS RESECURITIZATION TRUST 2A-2015-1	8/28/2054	0.726	12,687	12,285	12,370
APS RESECURITIZATION TRUST 2A-2016-3	11/27/2046	3.006	15,814	15,700	15,701
BANK OF AMERICA FUNDING CORPORATION 05-F 4A1	9/20/2035	3.128	1,987	1,725	1,720	c
BANK OF AMERICA FUNDING CORPORATION 05-G A3	10/20/2035	3.094	1,974	1,875	1,862
BANK OF AMERICA FUNDING CORPORATION 7A1-2015-R4	11/27/2045	3.008	14,074	14,019	14,153
BANK OF AMERICA FUNDING CORPORATION A1-2016-R1	3/25/2040	2.500	40,418	40,158	39,670
BANK OF AMERICA MORTGAGE SECURITY 04-5 3A3	6/25/2019	5.000	169	170	169
BANK OF AMERICA MORTGAGE SECURITY 06-B 2A1	11/20/2046	3.004	1,127	1,009	962	c
BANK OF AMERICA MORTGAGE SECURITY 2003-I 2A6	10/25/2033	3.265	1,991	1,984	2,034
BANK OF AMERICA MORTGAGE SECURITY 2004-B B1	3/25/2034	3.040	4,169	4,157	3,722
BANK OF AMERICA MORTGAGE SECURITY 2004-E 2A6	6/25/2034	3.342	3,555	3,538	3,556
BAYVIEW OPPORTUNITY MASTER FUND A-2016-SPL1	4/28/2055	4.000	39,219	40,424	40,392
BAYVIEW OPPORTUNITY MASTER FUND A-2016-SPL2	6/28/2053	4.000	36,400	37,456	37,459
BCAP LLC TRUST 09-RR1 21A1	11/26/2034	3.034	384	378	384
BCAP LLC TRUST 09-RR1 22A1	5/26/2035	3.010	2,624	2,579	2,624
BCAP LLC TRUST 09-RR1 23A1	5/26/2035	3.013	1,678	1,645	1,678

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2016
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BCAP LLC TRUST 11-RR10 3A5	6/26/2035	3.013	5,746	5,742	5,750
BCAP LLC TRUST 12-RR10 4A1	3/26/2036	3.002	9,888	9,945	9,859
BCAP LLC TRUST 12-RR10 9A1	10/26/2035	3.108	2,750	2,760	2,761
BCAP LLC TRUST 12-RR11 6A1	7/26/2036	3.079	4,856	4,897	4,846
BCAP LLC TRUST 12-RR12 2A1	6/26/2035	3.000	481	481	480
BCAP LLC TRUST 12-RR3 3A5	7/26/2037	2.591	406	405	405
BCAP LLC TRUST 12-RR3 8A1	7/26/2035	3.068	2,520	2,533	2,512
BCAP LLC TRUST 12-RR3 9A5	1/26/2036	3.289	1,502	1,512	1,492
BCAP LLC TRUST 12-RR5 7A5	10/26/2036	3.121	2,381	2,382	2,379
BCAP LLC TRUST 12-RR6 2A6	5/26/2036	2.756	2,830	2,822	2,818
BCAP LLC TRUST 13-RR1 1A1	11/26/2035	2.982	2,664	2,674	2,669
BCAP LLC TRUST 13-RR7 2A1	6/26/2037	2.581	4,203	4,219	4,193
BCAP LLC TRUST 13-RR8 1A1	5/26/2036	3.227	4,593	4,613	4,584
BCAP LLC TRUST 13-RR9 1A1	1/26/2036	3.289	7,358	7,383	7,396
BCAP LLC TRUST 3A1-2014-RR2	9/26/2046	1.501	8,738	8,548	8,606
BCAP LLC TRUST 4A1-2013-RR7	12/27/2034	3.607	10,295	10,423	10,465
BEAR STEARNS ALT-A TRUST 05-2 2A5	4/25/2035	3.539	1,870	1,866	1,528
BEAR STEARNS FUNDING TRUST 06-AR5 1A2	12/25/2046	0.643	1,040	756	659	c
BELLA VISTA MORTGAGE TRUST 05-1 4A	2/22/2035	3.041	2,665	2,658	2,644
CENTEX HOME EQUITY CXHEA 2003-A AF4	12/25/2031	4.250	1,471	1,457	1,463
CHASE MORTGAGE FINANCE 07-A1 1A5	2/25/2037	3.167	6,254	6,199	6,092
CHASEFLEX TRUST 07-M1 1A1	8/25/2037	0.603	7,648	7,802	5,997	c
CITIGROUP MORTGAGE LOAN TRUST 05-3	8/25/2035	3.041	1,424	1,307	1,302	c
CITIGROUP MORTGAGE LOAN TRUST 10-7 2A1	2/25/2035	2.981	940	940	952
CITIGROUP MORTGAGE LOAN TRUST 10-8 5A6	11/25/2036	4.000	99	99	99
CITIGROUP MORTGAGE LOAN TRUST 10-9 2A1	11/25/2035	2.990	358	359	357
CITIGROUP MORTGAGE LOAN TRUST 11-2 3A1	9/25/2037	3.387	224	223	224
CITIGROUP MORTGAGE LOAN TRUST 12-4 2A1	11/25/2035	3.357	1,184	1,183	1,177
CITIGROUP MORTGAGE LOAN TRUST 12-6 1A1	4/25/2037	3.122	3,193	3,193	3,193
CITIGROUP MORTGAGE LOAN TRUST 12-6 2A1	8/25/2036	2.808	2,501	2,503	2,500
CITIGROUP MORTGAGE LOAN TRUST 12-7 10A1	9/25/2036	3.234	2,480	2,478	2,473
CITIGROUP MORTGAGE LOAN TRUST 12-7 11A1	9/25/2035	3.154	428	428	428
CITIGROUP MORTGAGE LOAN TRUST 13-7 2A1	8/25/2036	2.808	5,833	5,847	5,753
CITIGROUP MORTGAGE LOAN TRUST 13-9 2A1	9/25/2034	2.964	10,182	10,216	10,127
CITIGROUP MORTGAGE LOAN TRUST 1A1-2014-11	10/25/2035	3.119	12,775	12,994	12,909
CITIGROUP MORTGAGE LOAN TRUST 1A1-2014-2	2/20/2036	3.077	10,879	10,936	10,862
CITIGROUP MORTGAGE LOAN TRUST 1A1-2015-11	3/25/2035	3.061	23,280	23,446	23,336
CITIGROUP MORTGAGE LOAN TRUST 1A1-2015-9	2/20/2036	3.243	10,120	10,169	10,054
CITIGROUP MORTGAGE LOAN TRUST 2A1-2014-2	4/25/2036	3.191	12,423	12,475	12,175
CITIGROUP MORTGAGE LOAN TRUST 2A1-2014-5	2/20/2036	3.105	13,059	13,164	13,092
CITIGROUP MORTGAGE LOAN TRUST 2A1-2015-9	2/25/2036	3.073	15,742	15,831	15,640
CITIGROUP MORTGAGE LOAN TRUST 3A1-2012-4	3/25/2036	3.009	4,193	4,216	4,183
CITIGROUP MORTGAGE LOAN TRUST 3A1-2013-11	9/25/2034	3.079	5,097	5,153	5,123

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
AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES
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

NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES
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

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages
December 31, 2017
(in thousands)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages						Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held at end of period (e)
Loan No.	Description (a)	Property Location		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

Other - liens on:
Apartment and business:
Under $500:
	121087368	Norwich	NY	1	$—	$378	$378	$—	$—	$1	3.170%
	121087353	Clayco	OR	1	—	410	410	—	—	2	4.450
Over $500:
	121047195	Pharr	TX	1	—	1,011	1,011	—	—	3	3.530
	121047196	Pharr	TX	1	—	2,262	2,262	—	—	7	3.530
	121047197	Alamo	TX	1	—	518	518	—	—	2	3.530
	121047210	West Haven	CT	1	—	4,592	4,592	—	—	14	3.600
	121047262	Fargo	ND	1	—	5,639	5,639	—	—	26	5.440
	121047343	Durham	NC	1	—	1,429	1,429	—	—	5	4.000
	121047364	Kansas City	KS	1	—	1,068	1,068	—	—	3	3.420
	121047366	Murray	UT	1	—	758	758	—	—	—	3.310
	121047377	Cookville	TN	1	—	1,629	1,629	—	—	5	3.500
	121047383	Las Vegas	NV	1	—	2,788	2,788	—	—	8	3.340
	121047385	Cicero	IL	1	—	3,280	3,280	—	—	11	3.850
	121047387	Washington Terrace	UT	1	—	2,300	2,300	—	—	7	3.730
	121047388	Riverside	CA	1	—	2,000	2,000	—	—	5	3.270
	121047389	Palmdale	CA	1	—	2,700	2,700	—	—	7	3.270
	121087245	Southport	CT	1	—	2,994	2,994	—	—	10	4.010
	121087290	Doraville	GA	1	—	1,006	1,006	—	—	5	5.770
	121087313	Orchard Park	NY	1	—	2,785	2,785	—	—	9	4.050
	121087327	Marietta	GA	1	—	2,400	2,400	—	—	8	3.820
	121087344	Norcross	GA	1	—	1,611	1,611	—	—	5	3.380
	121087345	Henderson	NV	1	—	4,606	4,606	—	—	17	4.500
	121087347	Lawrenceville	GA	1	—	686	686	—	—	3	4.650
	121087349	Carlsbad	CA	1	—	1,788	1,788	—	—	5	3.130
	121087351	Gardena	CA	1	—	838	838	—	—	3	4.450
	121087355	Oregon City	OR	1	—	853	853	—	—	2	3.460
	121087358	Philadelphia	PA	1	—	3,995	3,995	—	—	11	3.450
	121087359	Apex	NC	1	—	572	572	—	—	2	3.520
	121087360	Sun City Center	FL	1	—	4,110	4,110	—	—	11	3.300
	121087361	Oswego	OR	1	—	2,499	2,499	—	—	7	3.480
	121087362	Atlanta	GA	1	—	2,465	2,465	—	—	8	3.810
	121087365	Fairfax	VA	1	—	2,065	2,065	—	—	8	4.450
	121087367	Port Richey	FL	1	—	2,903	2,903	—	—	9	3.590
	121087369	Ackworth	GA	1	—	1,438	1,438	—	—	4	3.290
	121087370	La Jolla	CA	1	—	777	777	—	—	2	3.260
	121087371	Bulverde	TX	1	—	1,054	1,054	—	—	3	3.000
	121087372	Brea	CA	1	—	3,028	3,028	—	—	7	2.940
	121087373	Dekalb	GA	1	—	1,134	1,134	—	—	3	3.220
	121087374	Fort Payne	AL	1	—	1,558	1,558	—	—	4	3.210
	121087375	Florence	KY	1	—	1,704	1,704	—	—	4	3.040

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages (continued)
December 31, 2017
(in thousands)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages						Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held at end of period (e)
Loan No.	Description (a)	Property Location		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

	121087376	Sterling Heights	MI	1	—	2,748	2,748	—	—	8	3.620
	121087378	Pittsburgh	PA	1	—	2,729	2,729	—	—	8	3.690
	121087379	Euless	TX	1	—	1,509	1,509	—	—	5	3.700
	121087380	Virginia Beach	VA	1	—	1,874	1,874	—	—	5	3.400
	121087381	San Diego	CA	1	—	4,580	4,580	—	—	12	3.130
	121087382	San Diego	CA	1	—	4,640	4,640	—	—	12	3.090
	121087384	Culver City	CA	1	—	2,973	2,973	—	—	10	3.840
	121087386	Bellingham	WA	1	—	5,301	5,301	—	—	16	3.570
	121087390	Freehold Township	NJ	1	—	2,000	2,000	—	—	—	3.450
	Total Other			49	—	109,985	109,985	—	—	332	3.683
Unallocated Reserve for Losses						2,341
Total First Mortgage Loans on Real Estate				49	$—	$107,644	$109,985	$—	$—	$332	3.683%

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages (continued)
December 31, 2017
(in thousands)

Part 3 - Location of mortgaged properties				Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed
State in which mortgaged property is located		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

Alabama	AL	1	$—	$1,558	$1,558	$—	$—
California	CA	9	—	23,325	23,325	—	—
Connecticut	CT	2	—	7,586	7,586	—	—
Florida	FL	2	—	7,013	7,013	—	—
Georgia	GA	7	—	10,741	10,741	—	—
Illinois	IL	1	—	3,280	3,280	—	—
Kansas	KS	1	—	1,068	1,068	—	—
Kentucky	KY	1	—	1,704	1,704	—	—
Michigan	MI	1	—	2,748	2,748	—	—
North Carolina	NC	2	—	2,001	2,001	—	—
North Dakota	ND	1	—	5,638	5,638	—	—
New Jersey	NJ	1	—	2,000	2,000	—	—
Nevada	NV	2	—	7,394	7,394	—	—
New York	NY	2	—	3,163	3,163	—	—
Oregon	OR	3	—	3,762	3,762	—	—
Pennsylvania	PA	2	—	6,724	6,724	—	—
Tennessee	TN	1	—	1,629	1,629	—	—
Texas	TX	5	—	6,354	6,354	—	—
Utah	UT	2	—	3,058	3,058	—	—
Virginia	VA	2	—	3,939	3,939	—	—
Washington	WA	1	—	5,300	5,300	—	—
Total		49	—	109,985	109,985	—	—
Unallocated Reserve for Losses				2,341
Total		49	$—	$107,644	$109,985	$—	$—
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
(e) Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense. In lieu thereof, the average gross interest rates (exclusive of amortization of discounts and premiums) on mortgage loans held at December 31, 2017 are shown by type and class of loan.

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

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages
Years Ended December 31, 2017, 2016 and 2015
(in thousands)

The average gross interest rates on mortgage loans held at December 31, 2017, 2016 and 2015 are summarized as follows:

	2017	2016	2015
Combined average	3.683%	3.763%	4.054%

(g)  Following is a reconciliation of the carrying amount of mortgage loans for the years ended December 31, 2017, 2016 and 2015.

	2017	2016	2015

Balance at beginning of period	$85,150	$97,910	$94,632
Additions during period:
Purchases and fundings	30,086	14,164	16,486
Deductions during period:
Collections of principal	(7,592)	(26,924)	(13,208)
Net additions (deductions)	22,494	(12,760)	3,278
Balance at end of period	$107,644	$85,150	$97,910
(h)  The aggregate cost of mortgage loans for federal income tax purposes at December 31, 2017 was $109,985.
(i)  At December 31, 2017, an unallocated reserve for loss on first mortgage loans of $2,341 is recorded.

Ameriprise Certificate Company
Schedule V — Qualified Assets on Deposit
December 31, 2017 and 2016
(in thousands)

Name of Depositary	December 31, 2017
	Investment Securities		Mortgage Loans (c)	Other (d)	Total
	Bonds and Notes (a)	Stocks (b)

Deposits with states or their depositories to meet requirements of statutes and agreements:
Illinois - Secretary of State of Illinois	$50	$—	$—	$—	$50
New Jersey - Commissioner of Banking and Insurance of New Jersey	53	—	—	—	53
Pennsylvania - Treasurer of the State of Pennsylvania	158	—	—	—	158
Texas - Treasurer of the State of Texas	174	—	—	—	174
Total State Deposits to meet requirements of statutes and agreements	435	—	—	—	435
Total Central Depository - Ameriprise Trust Company	6,607,199	1,000	107,644	42,765	6,758,608
Total Deposits	$6,607,634	$1,000	$107,644	$42,765	$6,759,043
Notes:
(a)  Represents amortized cost of bonds, notes and cash equivalents.
(b)  Represents fair value of common stocks.
(c)  Represents unpaid principal balance of mortgage loans less unamortized discounts and reserve for losses.
(d)  Represents cost of syndicated loans and payable for investment securities purchased.

Name of Depositary	December 31, 2016
	Investment Securities		Mortgage Loans (c)	Other (d)	Total
	Bonds and Notes (a)	Stocks (b)

Deposits with states or their depositories to meet requirements of statutes and agreements:
Illinois - Secretary of State of Illinois	$50	$—	$—	$—	$50
New Jersey - Commissioner of Banking and Insurance of New Jersey	53	—	—	—	53
Pennsylvania - Treasurer of the State of Pennsylvania	159	—	—	—	159
Texas - Treasurer of the State of Texas	100	—	—	—	100
Total State Deposits to meet requirements of statutes and agreements	362	—	—	—	362
Total Central Depository - Ameriprise Trust Company	6,077,080	6,609	85,150	81,697	6,250,536
Total Deposits	$6,077,442	$6,609	$85,150	$81,697	$6,250,898
Notes:
(a)  Represents amortized cost of bonds, notes and cash equivalents.
(b)  Represents fair value of common stocks.
(c)  Represents unpaid principal balance of mortgage loans less unamortized discounts and reserve for losses.
(d)  Represents cost of syndicated loans and payable for investment securities purchased.

Ameriprise Certificate Company
Schedule VI — Certificate Reserves
Year Ended December 31, 2017
(in thousands)

Part 1 - Summary of Changes

Description		December 31, 2017
Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
	No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves
Installment certificates:
Reserves to mature:
Inst I95	1,290	$—	$11,904	$—	$3,286	$64	$(903)	$(4,026)	$—	1,060	$—	$10,325
Inst-E	11	—	142	—	160	1	—	(81)	—	6	—	222
RP-Q-Installment	1	6	4	—	—	—	—	—	—	1	6	4
RP-Q-Flexible Payment	1	12	11	—	—	—	—	—	—	1	12	11
RP-Q-Ins	2	12	2	—	—	—	—	—	—	2	12	2
Inst-R	203	35,358	1,232	—	228	7	(61)	(381)	—	188	31,076	1,025
Inst-R-E	1	2,052	174	—	54	1	—	—	—	1	2,052	229
Total	1,509	37,440	13,469	—	3,728	73	(964)	(4,488)	—	1,259	33,158	11,818
Additional credits and accrued interest thereon:
Inst I95	—	—	—	64	—	—	—	—	(64)	—	—	—
Inst-E	—	—	—	1	—	—	—	—	(1)	—	—	—
Inst-R	—	—	—	7	—	—	—	—	(7)	—	—	—
Inst-R-E	—	—	—	1	—	—	—	—	(1)	—	—	—
Total	—	—	—	73	—	—	—	—	(73)	—	—	—
Res for accrued 3rd year 213 - Installment Prod only	—	—	3	(1)	(1)	—	—	—	—	—	—	1
Total	—	—	3	(1)	(1)	—	—	—	—	—	—	1
Total Installment Certificates	1,509	37,440	13,472	72	3,727	73	(964)	(4,488)	(73)	1,259	33,158	11,819
Single Pay - Non Qualified Certificates
Single - Payment certificates:
IC-Flexible Savings (Variable Term) - 165	71,492	1,991,401	2,049,828	—	1,392,513	21,755	(3,426)	(1,011,491)	—	80,112	2,388,722	2,449,179
IC - Stepup - 190	315	10,947	11,042	—	5,343	153	—	(1,931)	—	423	14,410	14,607
IC-Flexible Savings Emp (VT) - 166	8	66	96	—	—	1	(14)	—	—	5	57	83
Cash Reserve Variables PMT - 3mo. - 662	54,990	1,817,728	1,823,714	—	2,120,980	5,930	(1,424)	(2,119,069)	—	63,084	1,824,588	1,830,131
IC-Stock Market - 180	14,130	110,851	122,802	—	291	1,980	(2,493)	(27,506)	—	11,686	84,900	95,074
IC-MSC - 181	9,601	181,526	202,311	—	4,697	2,889	—	(29,546)	—	8,620	161,024	180,351
IC-Stock1 - 210	4,006	49,670	49,805	—	24,516	793	—	(16,743)	—	5,807	57,770	58,371
IC-Stock2 - 220	721	13,276	13,277	—	9,008	158	—	(2,601)	—	1,114	19,767	19,842
IC-Stock3 - 230	819	15,998	15,999	—	10,275	—	—	(445)	—	1,377	25,828	25,829
Total	156,082	4,191,463	4,288,874	—	3,567,623	33,659	(7,357)	(3,209,332)	—	172,228	4,577,066	4,673,467

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2017
(in thousands)

Part 1 - Summary of Changes

Description			December 31, 2017
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves
Additional credits and accrued interest thereon:
IC-Flexible Savings		—	—	721	22,724	—	—	—	(548)	(21,762)	—	—	1,135
IC-Preferred Investors		—	—	1	—	—	—	—	—	—	—	—	1
IC-Stepup -190		—	—	5	157	—	—	—	(3)	(153)	—	—	6
IC-FS-EMP		—	—	—	1		—	—	—	(1)	—	—	—
Cash Reserve Variable Payment-3mo.		—	—	227	7,078	—	—	—	(1,085)	(5,924)	—	—	296
IC-Stk Mkt, 2004/16/31-4000/16		—	—	19	25	—	—	—	—	(28)	—	—	16
IC-Stock1 - 210		—	—	4	12	—	—	—	—	(9)	—	—	7
IC-Stock2 - 220		—	—	3	6	—	—	—	—	(2)	—	—	7
IC-Stock3 - 230		—	—	9	11	—	—	—	—	—	—	—	20
IC-MSC		—	—	13	36	—	—	—	—	(36)	—	—	13
Total		—	—	1,002	30,050	—	—	—	(1,636)	(27,915)	—	—	1,501
Accrued for additional credits to be allowed at next anniversaries:
SP 75		—	—	(1)	—	—	—	—	—	—	—	—	(1)
IC-Stock		—	—	1,938	1,398	—	—	—	(18)	(1,952)	—	—	1,366
IC-Stock1 - 210		—	—	751	857	—	—	—	(3)	(784)	—	—	821
IC-Stock2 - 220		—	—	434	424	—	—	—	—	(156)	—	—	702
IC-Stock3 - 230		—	—	945	884	—	—	—	—	—	—	—	1,829
IC-Market Strategy Certificate - Part Int 2019/2102/4061		—	—	2,816	2,439	—	—	—	(87)	(2,855)	—	—	2,313
Total		—	—	6,883	6,002	—	—	—	(108)	(5,747)	—	—	7,030
Total Single Pay - Non Qualified Certificates		156,082	4,191,463	4,296,759	36,052	3,567,623	33,659	(7,357)	(3,211,076)	(33,662)	172,228	4,577,066	4,681,998
R-Series Single Pay - Qualified Certificates
R-77 - 910	3.5	3	12	21	—	—	1	—	—	—	3	12	22
R78 - 911	3.5	6	41	60	—	—	2	—	—	—	6	41	62
R-79 - 912	3.5	5	40	58	—	—	2	—	—	—	5	40	60
R-80 - 913	3.5	4	26	33	—	—	1	—	—	—	4	26	34
R-81 - 914	3.5	2	24	31	—	—	1	—	—	—	2	24	32
R-82A - 915	3.5	12	49	51	—	—	2	—	(8)	—	10	42	45
RP-Q - 916		39	55	163	—	—	1	—	(20)	—	38	48	144
R-II - 920	3.5	10	76	64	—	—	2	—	(3)	—	9	72	63
RP-Flexible Savings - 971		30,597	794,306	814,836	—	376,139	8,253	(222)	(300,375)	—	33,277	877,273	898,631
Cash Reserve RP-3 mo. - 972		19,090	647,314	648,752	—	699,618	2,036	(1)	(705,829)	—	22,404	642,849	644,576
RP-Flexible Savings Emp - 973		15	173	228	—	—	2	(17)	(18)	—	12	143	195
RP-Stock Market - 960		4,453	46,361	49,936	—	96	811	(372)	(10,831)	—	3,598	36,393	39,640
RP-Stepup - 940		215	6,295	6,354	—	5,339	96	—	(903)	—	343	10,751	10,886
RP-Stock1 - 941		1,626	22,787	22,843	—	11,923	366	—	(7,406)	—	2,259	27,458	27,726
RP-Stock2 - 942		443	8,022	8,022	—	5,007	82	—	(1,842)	—	668	11,246	11,269

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2017
(in thousands)

Part 1 - Summary of Changes

Description			December 31, 2017
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves
RP-Stock3 - 943		558	10,312	10,312	—	6,600	—	—	(101)	—	947	16,811	16,811
Market Strategy Cert - 961		2,143	50,971	54,637	—	694	787	—	(7,966)	—	1,927	44,776	48,152
D-1 990-993		5	608	747	—	143	8	(1)	(27)	—	4	735	870
Total		59,226	1,587,472	1,617,148	—	1,105,559	12,453	(613)	(1,035,329)	—	65,516	1,668,740	1,699,218
Additional Interest on R-Series Single Payment Reserves:
R-77	3.5	—	—	2	1	—	—	—	—	(1)	—	—	2
R-78	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
R-79	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
R-80	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-81	3.5	—	—	1	1	—	—	—	—	(1)	—	—	1
R-82A	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
RP-Q		—	—	—	1	—	—	—	—	(1)	—	—	—
R-II	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
RP-Flexible Savings		—	—	287	8,470	—	—	—	(98)	(8,253)	—	—	406
RP-Stepup - 940		—	—	2	98	—	—	—	—	(96)	—	—	4
Cash Reserve RP-3 mo.		—	—	80	2,475	—	—	—	(415)	(2,036)	—	—	104
RP-Flexible Savings Emp		—	—	—	2	—	—	—	—	(2)	—	—	—
RP-Stock Market		—	—	8	10	—	—	—	—	(10)	—	—	8
RP-Stock1		—	—	2	7	—	—	—	—	(5)	—	—	4
RP-Stock2		—	—	1	4	—	—	—	—	(1)	—	—	4
RP-Stock3		—	—	2	4	—	—	—	—	—	—	—	6
Market Strategy Cert		—	—	10	19	—	—	—	—	(18)	—	—	11
D-1 - 400		8	7	—	10	—	—	—	(2)	(8)	7	7	—
Total		8	7	403	11,111	—	—	—	(515)	(10,441)	7	7	558
Accrued for additional credits to be allowed at next anniversaries:
RP-Stock Market		—	—	775	587	—	—	—	(1)	(801)	—	—	560
RP-Stock1 - 941		—	—	345	400	—	—	—	(4)	(361)	—	—	380
RP-Stock2 - 942		—	—	257	217	—	—	—	—	(81)	—	—	393
RP-Stock3 - 943		—	—	651	563	—	—	—	—	—	—	—	1,214
Market Strategy Cert		—	—	748	645	—	—	—	(14)	(769)	—	—	610
Total		—	—	2,776	2,412	—	—	—	(19)	(2,012)	—	—	3,157
Total R-Series Single Pay - Qualified Certificates		59,234	1,587,479	1,620,327	13,523	1,105,559	12,453	(613)	(1,035,863)	(12,453)	65,523	1,668,747	1,702,933
Fully Paid Up Certificates
Paid-up certificates:
I-76 - 640	3.5	—	—	1	—	—	—	(1)	—	—	—	—	—
Total		—	—	1	—	—	—	(1)	—	—	—	—	—
Additional credits and accrued interest thereon:
I-76	3.5	2	1	1	—	—	—	—	—	—	—	—	1
Total		2	1	1	—	—	—	—	—	—	—	—	1
Total Fully Paid-up Certificates		2	1	2	—	—	—	(1)	—	—	—	—	1

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2017
(in thousands)

Part 1 - Summary of Changes

Description			December 31, 2017
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves
Optional Settlement Certificates
Other series and conversions from Single Payment Certificates	2.5-3 - 3-3.5	—	—	8,300	235	—	1	(1,016)	(586)	—	—	—	6,934
Series R-II & RP-2-84 - 88 -Prod 921	3.5	—	—	31	1	—	—	(3)	(2)	—	—	—	27
Series R-Installent (Prod 980, 981, 982)		—	—	2	—	—	—	—	—	—	—	—	2
Add’l credits and accrued int. thereon	2.5-3	—	—	170	4	—	1	(74)	(4)	(1)	—	—	96
Accrued for additional credits to be allowed at next anniversaries		—	—	—	1	—	—	—	—	(1)	—	—	—
Total Optional Settlement		—	—	8,503	241	—	2	(1,093)	(592)	(2)	—	—	7,059
Due to unlocated cert holders		—	—	352	—	—	91	—	—	(178)	—	—	265
Total Certificate Reserves(1)		216,827	$5,816,383	$5,939,415	$49,888	$4,676,909	$46,278	$(10,028)	$(4,252,019)	$(46,368)	239,010	$6,278,971	$6,404,075
(1) Total certificate reserves does not include Stock Market Certificates embedded derivatives of $9.7 million and $8.2 million or its intrinsic interest of $(13.5) million and $(12.5) million as of December 31, 2017 and 2016, respectively. These amounts are included in Total certificate reserves on the Consolidated Balance Sheets.

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2017
(in thousands)

Part 2 - Descriptions of Additions to Reserves Charged to Other Accounts and Deductions from Reserves Credited to other Accounts	Year Ended December 31, 2017
Additional credits on installment certificates and accrued interest thereon:
Other additions represent:
Transfers from maturities to extended maturities, additional credits/interest and advance payments	$73

Other deductions represent:
Transfers to reserves on a quarterly basis for Reserve Plus Flexible-Payment, IC-Q-Installment and R-Flexible-Payment	$73

Optional settlement certificates:
Other additions represent:
Transfers from installment certificate reserves (less surrender charges), optional settlement privileges	$1
Transfers from accruals for additional credits to be allowed at next anniversaries	1
$2
Other deductions represent:
Transfers to reserves for additional credits and accrued interest thereon	$1
Transfers to optional settlement reserves	1
$2

Single-Payment certificates:
Other additions represent:
Flexible Savings	$21,755
Stepup	153
Flexible Savings-Emp	1
Preferred Investors	—
Cash Reserve-3mo	5,930
Stock Market	1,980
IC-Stock1	793
IC-Stock2	158
Market Strategy	2,889
RP-Q	1
Cash Reserve-RP-3mo	2,036
Flexible Savings-RP	8,253
Stepup-RP	96
Flexible Savings-RP-Emp	2
Stock Market-RP	811
RP-Stock1	366
RP-Stock2	82
Market Strategy-RP	787
Transfers from accruals at anniversaries maintained in a separate reserve account	19
$46,112

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2017
(in thousands)

Part 2 - Descriptions of Additions to Reserves Charged to Other Accounts and Deductions from Reserves Credited to other Accounts	Year Ended December 31, 2017
Other deductions represent:
Transfers to optional settlement reserves:
Single-Payment	$6,571
Transfers to reserves for additional credits and accrued interest thereon	(19)
Flexible Savings	21,769
Stepup	153
Flexible Savings-Emp	1
Cash Reserve-3mo	5,927
Stock Market	29
Stock1	9
Stock2	2
Market Strategy Cert	39
RP-Q	1
Cash Reserve-RP-3mo	2,036
Flexible Savings-RP	8,253
Stepup-RP	96
Flexible Savings-RP-Emp	2
Stock Market-RP	811
RP-Stock1	366
RP-Stock2	82
Transfers to Federal tax withholding	(13)
$46,115

Due to unlocated certificate holders:
Other additions represent:
Amounts equivalent to payments due certificates holders who could not be located	$91
Other deductions represent:
Payments to certificate holders credited to cash	$178

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2017
(in thousands)

Part 3 - Information Regarding Installment Certificates

MO’s Paid	Number of Accounts w/Certificate Holders		Amount of Maturity Value		Amount of Reserves		Deduction from Reserves Cash Surrenders Prior to Maturity Surrender	Other Deductions
	2016	2017	2016	2017	2016	2017	2017	2017

1-12	137	109	$1,502	$1,383	$401	$593	$8	$—
13-24	102	111	2,667	679	687	479	12	—
25-36	93	85	5,433	2,154	624	720	46	—
37-48	86	77	3,887	3,040	432	483	186	—
49-60	108	77	5,076	3,159	796	432	38	—
61-72	121	100	1,457	4,878	636	775	96	—
73-84	129	115	16,497	1,457	888	675	26	—
85-96	345	113	831	16,366	5,316	769	104	—
97-108	236	283	60	12	2,585	4,803	592	—
109-120	147	184	—	—	1,085	2,070	318	—
121-132	1	—	—	—	1	—	280	—
133-144	—	1	—	—	—	1	—	—
145-156	—	—	—	—	—	—	—	—
157-168	—	—	—	—	—	—	—	—
169-180	—	—	—	—	—	—	—	—
181-192	—	—	—	—	—	—	—	—
193-204	—	—	—	—	—	—	—	—
205-216	—	—	—	—	—	—	—	—
217-228	—	—	—	—	—	—	—	—
229-240	—	—	—	—	—	—	—	—
241-252	—	—	—	—	—	—	—	—
253-264	—	—	—	—	—	—	—	—
265-276	—	—	—	—	—	—	—	—
277-288	—	—	—	—	—	—	—	—
289-300	—	—	—	—	—	—	—	—
301-312	—	—	—	—	—	—	—	—
313-324	2	—	12	—	2	—	—	—
325-336	—	2	—	12	—	2	—	—
337-348	—	—	—	—	—	—	—	—
349-360	—	—	—	—	—	—	—	—
361-372	1	—	12	—	11	—	—	—
373-384	—	1	—	12	—	11	—	—
385-396	—	—	—	—	—	—	—	—
397-408	1	—	6	—	5	—	—	—
409-420	—	1	—	6	—	5	—	—
TOTAL - ALL SERIES	1,509	1,259	$37,440	$33,158	$13,469	$11,818	$1,706	$—

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

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2016
(in thousands)

Part 1 - Summary of Changes

Description		December 31, 2016
Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
	No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
Accrued for additional credits to be allowed at next anniversaries	—	—	—	1	—	—	—	—	(1)	—	—	—
Total Optional Settlement	—	—	9,861	287	—	3	(1,182)	(463)	(3)	—	—	8,503
Due to unlocated cert holders	—	—	346	—	—	347	—	(1)	(340)	—	—	352
Total Certificate Reserves (1)	190,551	$4,721,911	$4,835,267	$44,266	$4,214,710	$34,489	$(10,371)	$(3,144,453)	$(34,493)	216,827	$5,816,383	$5,939,415
(1) Total certificate reserves does not include Stock Market Certificates embedded derivatives of $8.2 million and $4.1 million or its intrinsic interest of $(12.5) million and $(4.5) million as of December 31, 2016 and 2015, respectively. These amounts are included in Total certificate reserves on the Consolidated Balance Sheets.

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

Ameriprise Certificate Company
Schedule VI — Certificate Reserves
Year Ended December 31, 2015
(in thousands)

Part 1 - Summary of Changes

Description			December 31, 2015
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves
Installment certificates:
	Reserves to mature:
I-76	3.35	—	$—	$(1)	$1	$—	$—	$—	$—	$—	$—	$—	$—
	IC-Q-IN	3	36	1	—	—	—	—	(1)	—	—	—	—
	IC-I	3	43	40	—	3	—	(43)	—	—	—	—	—
	IC-I-EMP	1	6	12	—	1	—		—	—	1	6	13
	Inst I95	1,920	—	15,874	—	4,742	71	(1,683)	(5,489)	—	1,529	—	13,515
	Inst-E	12	—	137	—	57	1	(6)	(52)	—	10	—	137
	RP-Q-Installment	3	22	8	—	—	—	(4)	—	—	1	6	4
	RP-Q-Flexible Payment	1	12	11	—	—	—	—	—	—	1	12	11
	RP-Q-Ins	2	12	2	—	—	—	—	—	—	2	12	2
	Inst-R	270	47,408	1,770	—	289	7	(43)	(628)	—	232	41,317	1,395
	Inst-R-E	1	12	25	—	137	—	—	(40)	—	2	2,058	122
	Total	2,216	47,551	17,879	1	5,229	79	(1,779)	(6,210)	—	1,778	43,411	15,199
Additional credits and accrued interest thereon:
	Inst I95	—	—	—	71	—	—	—	—	(71)	—	—	—
	Inst-E	—	—	—	1	—	—	—	—	(1)	—	—	—
	Inst-R	—	—	—	7	—	—	—	—	(7)	—	—	—
	Total	—	—	—	79	—	—	—	—	(79)	—	—	—
	Res for accrued 3rd year 2113 - Installment Prod only.	—	—	32	—	(27)	—	—	—	—	—	—	5
	Total	—	—	32	—	(27)	—	—	—	—	—	—	5
	Total Installment Certificates	2,216	47,551	17,911	80	5,202	79	(1,779)	(6,210)	(79)	1,778	43,411	15,204
Single Pay - Non Qualified Certificates
Single-Payment certificates:
IC-2-84 - 115, 116, 117,118, 119	3.5	1	2	2	—	—	—	—	—	—	1	2	2
IC-2-85-120,121,122,123,124,125,126,127,128,129, 130	3.5	1	14	14	—	—	—	—	—	—	1	14	14
	IC-Flexible Savings (Variable Term) - 165	64,341	1,323,771	1,385,149	—	744,484	11,585	(6,190)	(527,421)	—	64,224	1,551,554	1,607,607
	IC-Stepup - 190	—	—	—	—	4,413	11	—	(1)	—	145	4,412	4,423
	IC-Flexible Savings Emp (VT) - 166	45	466	563	—	—	2	(110)	(51)	—	24	348	404
	Cash Reserve Variable PMT-3mo. - 662	40,292	1,351,071	1,355,993	—	1,617,666	4,162	(1,590)	(1,370,690)	—	45,755	1,600,119	1,605,541
	IC-Stock Market-180	20,731	173,338	189,815	—	8,669	2,116	(2,888)	(40,317)	—	17,348	142,750	157,395
	IC-MSC-181	11,947	226,349	251,313	—	12,624	2,507	—	(40,077)	—	10,741	203,532	226,367
	IC-Stock1 - 210	—	—	—	—	19,885	—	—	(225)	—	1,366	19,660	19,660
	IC-Stock2 - 220	—	—	—	—	4,726	—	—	(11)	—	263	4,715	4,715
	IC-Stock3 - 230	—	—	—	—	6,943	—	—	—	—	285	6,943	6,943
	Total	137,358	3,075,011	3,182,849	—	2,419,410	20,383	(10,778)	(1,978,793)	—	140,153	3,534,049	3,633,071

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2015
(in thousands)

Part 1 - Summary of Changes

Description			December 31, 2015
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves
Additional credits and accrued interest thereon:
IC-2-84		—	—	1	—	—	—	—	—	—	—	—	1
IC-Flexible Savings		—	—	436	12,208	—	—	—	(482)	(11,591)	—	—	571
IC-Preferred Investors		—	—	1	—	—	—	—	—	—	—	—	1
IC-Stepup - 190		—	—	—	14	—	—	—	(1)	(11)	—	—	2
IC-FS-EMP		—	—	1	4	—	—	—	(2)	(2)	—	—	1
Cash Reserve Variable Payment-3mo.		—	—	154	4,874	—	—	—	(665)	(4,164)	—	—	199
IC-Stk Mkt, 2004/ 16/31 - 4000/16		—	—	24	37	—	—	—	(3)	(37)	—	—	21
IC-Stock1 - 210		—	—	—	1	—	—	—	—	—	—	—	1
IC-Stock3 - 230		—	—	—	1	—	—	—		—	—	—	1
IC-MSC		—	—	12	41	—	—	—	(1)	(41)	—	—	11
Total		—	—	629	17,180	—	—	—	(1,154)	(15,846)	—	—	809
Accrued for additional credits to be allowed at next anniversaries:
SP 75		—	—	(1)	—	—	—	—	—	—	—	—	(1)
IC-Stock		—	—	2,430	163	—	—	—	(35)	(2,080)	—	—	478
IC-Stock1 - 210		—	—	—	78	—	—	—	—	—	—	—	78
IC-Stock2 - 220		—	—	—	60	—	—	—	—	—	—	—	60
IC-Stock3 - 230		—	—	—	130	—	—	—	—	—	—	—	130
IC-Market Strategy Certificate - Part Int 2019/2102/4061		—	—	2,849	335	—	—	—	(92)	(2,468)	—	—	624
Total		—	—	5,278	766	—	—	—	(127)	(4,548)	—	—	1,369
Total Single Pay - Non Qualified Certificates		137,358	3,075,011	3,188,756	17,946	2,419,410	20,383	(10,778)	(1,980,074)	(20,394)	140,153	3,534,049	3,635,249
R-Series Single Pay - Qualified Certificates
R-77 - 910	3.5	3	12	19	—	—	1	—	—	—	3	12	20
R-78 - 911	3.5	7	43	59	—	—	2	—	(3)	—	6	41	58
R-79 - 912	3.5	5	40	55	—	—	2	—	—	—	5	40	57
R-80 - 913	3.5	5	26	31	—	—	1	—	—	—	4	26	32
R-81 - 914	3.5	4	28	33	—	—	1	—	(3)	—	3	26	31
R-82A - 915	3.5	16	66	64	—	—	2	—	(4)	—	14	61	62
RP-Q - 916		54	71	208	—	—	1	—	(33)	—	45	60	176
R-II - 920	3.5	14	96	76	—	—	3	—	(16)	—	10	77	63
RP-Flexible Savings -971		25,704	528,481	549,433	—	198,083	4,569	(386)	(146,105)	—	26,115	586,160	605,594
Cash Reserve RP-3 mo. - 972		10,298	284,994	285,828	(1)	461,046	956	(15)	(324,215)	—	13,780	422,566	423,599
RP-Flexible Savings Emp - 973		17	224	296	—	—	2	—	(61)	—	13	185	237
RP-Stock Market - 960		6,192	68,158	73,197	—	3,503	844	(417)	(14,578)	—	5,308	58,182	62,549
RP-Stepup - 940		—	—	—	—	3,094	8	—	(15)	—	100	3,078	3,087
RP-Stock1 - 941		—	—	—	—	8,980	—	—	(5)	—	529	8,975	8,975
RP-Stock2 - 942		—	—	—	—	2,477	—	—	—	—	117	2,477	2,477
RP-Stock3 - 943		—	—	—	—	3,763	—	—	—	—	184	3,763	3,763

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2015
(in thousands)

Part 1 - Summary of Changes

Description			December 31, 2015
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves
Market Strategy Cert -961		2,610	64,242	68,959	—	3,882	694	—	(11,087)	—	2,367	58,249	62,448
D-1 990-993		10	1,154	1,330	—	—	6	(401)	(337)	—	5	464	598
Total		44,939	947,635	979,588	(1)	684,828	7,092	(1,219)	(496,462)	—	48,608	1,144,442	1,173,826
Additional Interest on R-Series Single Payment Reserves:
R-77	3.5	—	—	2	1	—	—	—	—	(1)	—	—	2
R-78	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
R-79	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
R-80	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-81	3.5	—	—	1	1	—	—	—	—	(1)	—	—	1
R-82A	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
RP-Q		—	—	—	1	—	—	—	—	(1)	—	—	—
R-II		—	—	2	3	—	—	—	—	(3)	—	—	2
RP-Flexible Savings	3.5	—	—	167	4,695	—	—	—	(82)	(4,569)	—	—	211
RP-Stepup - 940		—	—	—	9	—	—	—	—	(8)	—	—	1
Cash Reserve RP-3 mo.		—	—	33	1,155	—	—	—	(179)	(956)	—	—	53
RP-Flexible Savings Emp		—	—	—	2	—	—	—	—	(2)	—	—	—
RP-Stock Market		—	—	8	13	—	—	—	—	(13)	—	—	8
Market Strategy Cert		—	—	7	17	—	—	—	—	(15)	—	—	9
D-1 - 400		10	9	—	8	—	—	—	(2)	(6)	8	7	—
Total		10	9	226	5,912	—	—	—	(263)	(5,582)	8	7	293
Accrued for additional credits to be allowed at next anniversaries
RP-Stock Market		—	—	933	82	—	—	—	(4)	(830)	—	—	181
RP-Stock1 - 941		—	—	—	31	—	—	—	—	—	—	—	31
RP-Stock2 - 942		—	—	—	37	—	—	—	—	—	—	—	37
RP-Stock3 - 943		—	—	—	71	—	—	—	—	—	—	—	71
Market Strategy Cert		—	—	768	89	—	—	—	(14)	(678)	—	—	165
Total		—	—	1,701	310	—	—	—	(18)	(1,508)	—	—	485
Total R-Series Single Pay - Qualified Certificates		44,949	947,644	981,515	6,221	684,828	7,092	(1,219)	(496,743)	(7,090)	48,616	1,144,449	1,174,604
Fully Paid Up Certificates
Paid-up certificates:
I-76 - 640	3.5	—	—	13	—	—	—	(9)	(2)	—	—	—	2
Total		—	—	13	—	—	—	(9)	(2)	—	—	—	2
Additional credits and accrued interest thereon:
I-76	3.5	6	13	3	—	—	—	(1)	(1)	—	4	2	1
Total		6	13	3	—	—	—	(1)	(1)	—	4	2	1
Total Fully Paid-up Certificates		6	13	16	—	—	—	(10)	(3)	—	4	2	3

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2015
(in thousands)

Part 1 - Summary of Changes

Description			December 31, 2015
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves
Optional Settlement Certificates
Other series and conversions from Single Payment Certificates	2.5-3-3-3.5	—	—	20,536	513	—	—	(10,491)	(978)	—	—	—	9,580
Series R-II & RP-2-84 - 88 - Prod 921	3.5	—	—	34	1	—	—	(1)	—	—	—	—	34
Series R-Installment (Prod 980, 981,982)		—	—	17	—	—	—	(14)	(1)	—	—	—	2
Total		—	—	20,587	514	—	—	(10,506)	(979)	—	—	—	9,616
Add'l credits and accrued int. thereon	2.5 - 3	—	—	1,092	24	—	2	(825)	(48)	—	—	—	245
Total		—	—	1,092	24	—	2	(825)	(48)	—	—	—	245
Accrued for additional credits to be allowed at next anniversaries		—	—	—	2	—	—	—	—	(2)	—	—	—
Total		—	—	—	2	—	—	—	—	(2)	—	—	—
Total Optional Settlement		—	—	21,679	540	—	2	(11,331)	(1,027)	(2)	—	—	9,861
Due to unlocated cert holders		—	—	146	—	—	625	—	(7)	(418)	—	—	346
Total Certificate Reserves (1)		184,529	$4,070,219	$4,210,023	$24,787	$3,109,440	$28,181	$(25,117)	$(2,484,064)	$(27,983)	190,551	$4,721,911	$4,835,267
(1) Total certificate reserves does not include Stock Market Certificates embedded derivatives of $4.1 million and $5.9 million or its intrinsic interest of $(4.5) million and $(9.1) million as of December 31, 2015 and 2014, respectively. These amounts are included in Total certificate reserves on the Consolidated Balance Sheets.

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

Ameriprise Certificate Company
Schedule VII — Valuation and Qualifying Accounts
Years Ended December 31, 2017, 2016 and 2015
(in thousands)

Reserves deducted from assets to which they apply	Year Ended December 31, 2017
	Balance at beginning of period	Change in reserves/ writedowns from 2016 to 2017	Balance at end of period
Allowance for losses:
Conventional first mortgage loans and other loans	$3,283	$—	$3,283

Reserves deducted from assets to which they apply	Year Ended December 31, 2016
	Balance at beginning of period	Change in reserves/ writedowns from 2015 to 2016	Balance at end of period
Allowance for losses:
Conventional first mortgage loans and other loans	$3,964	$(681)	$3,283

Reserves deducted from assets to which they apply	Year Ended December 31, 2015
	Balance at beginning of period	Change in reserves/ writedowns from 2014 to 2015	Balance at end of period
Allowance for losses:
Conventional first mortgage loans and other loans	$3,464	$500	$3,964