Form 10-Q
period 2018-03-31
AMERIPRISE CERTIFICATE CO
filed 2018-05-02
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2018
Common Shares (par value $10 per share)	150,000 shares
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY

FORM 10-Q

AMERIPRISE CERTIFICATE COMPANY

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Investment income	$40,637	$33,024
Investment expenses	9,891	9,173
Net investment income before provision for certificate reserves and income taxes	30,746	23,851
Net provision for certificate reserves	14,962	10,160
Net investment income before income taxes	15,784	13,691
Income tax expense	3,833	5,243
Net investment income, after-tax	11,951	8,448

Net realized gain (loss) on investments before income taxes	821	1,705
Income tax expense (benefit)	172	597
Net realized gain (loss) on investments, after-tax	649	1,108
Net income	$12,600	$9,556

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$—
Portion of loss recognized in other comprehensive income (loss) (before taxes)	—	(193)
Net impairment losses recognized in net realized gain (loss) on investments	$—	$(193)
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net income	$12,600	$9,556
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	(20,684)	4,956
Reclassification of net securities (gains) losses included in net income	(537)	(1,106)
Total other comprehensive income (loss), net of tax	(21,221)	3,850
Total comprehensive income (loss)	$(8,621)	$13,406
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2018	December 31, 2017
	(in thousands, except share data)
Assets
Qualified Assets
Cash and cash equivalents	$141,013	$68,471
Investments in unaffiliated issuers	6,817,188	6,755,381
Receivables	27,551	29,037
Derivative assets	40,375	54,346
Total qualified assets	7,026,127	6,907,235
Deferred taxes, net	1,662	736
Taxes receivable from parent	9,129	3,874
Total assets	$7,036,918	$6,911,845

Liabilities and Shareholder's Equity
Liabilities
Certificate reserves	$6,543,305	$6,400,324
Taxes payable to parent	6,811	5,402
Derivative liabilities	33,551	46,756
Payable for investment securities purchased	57,792	56,778
Due to related party and other liabilities	44,744	43,249
Total liabilities	6,686,203	6,552,509

Shareholder's Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	252,517	252,517
Total retained earnings	123,544	110,946
Accumulated other comprehensive income (loss), net of tax	(26,846)	(5,627)
Total shareholder's equity	350,715	359,336
Total liabilities and shareholder's equity	$7,036,918	$6,911,845
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
				Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Unappropriated
	(in thousands, except share data)
Balance at January 1, 2017	150,000	$1,500	$247,517	$—	$15	$81,925	$(5,165)	$325,792
Comprehensive income (loss):
Net income	—	—	—	—	—	9,556	—	9,556
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	3,850	3,850
Total comprehensive income (loss)								13,406
Receipt of capital from parent	—	—	5,000	—	—	—	—	5,000
Balance at March 31, 2017	150,000	$1,500	$252,517	$—	$15	$91,481	$(1,315)	$344,198

Balance at January 1, 2018	150,000	$1,500	$252,517	$23	$15	$110,908	$(5,627)	$359,336
Cumulative effect of change in accounting policies	—	—	—	—	—	(2)	2	—
Comprehensive income (loss):
Net income	—	—	—	—	—	12,600	—	12,600
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(21,221)	(21,221)
Total comprehensive income (loss)								(8,621)
Transfer to appropriated from unappropriated	—	—	—	457	—	(457)	—	—
Balance at March 31, 2018	150,000	$1,500	$252,517	$480	$15	$123,049	$(26,846)	$350,715
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash Flows from Operating Activities
Net income	$12,600	$9,556
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, accretion of discounts, net	456	5,776
Deferred income tax expense (benefit)	68	(19)
Net realized (gain) loss on Available-for-Sale securities	(680)	(1,895)
Other net realized (gain) loss	(141)	(3)
Other-than-temporary impairments and provision for loan loss	—	193
Changes in operating assets and liabilities:
Dividends and interest receivable	(769)	(3,877)
Certificate reserves, net	(467)	587
Deferred taxes, net	5,642	(2,072)
Taxes payable to/receivable from parent, net	(3,846)	11,197
Derivatives, net of collateral	676	(546)
Other liabilities	1,469	5,764
Other receivables	(98)	(11,179)
Other, net	38	69
Net cash provided by (used in) operating activities	14,948	13,551

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	344,898	151
Maturities, redemptions and calls	448,549	441,253
Purchases	(878,419)	(570,706)
Syndicated loans, commercial mortgage loans and real estate owned:
Sales, maturities and repayments	6,654	14,826
Purchases and fundings	(7,614)	(16,449)
Certificate loans, net	78	14
Net cash provided by (used in) investing activities	(85,854)	(130,911)

Cash Flows from Financing Activities
Payments from certificate holders and other additions	1,335,545	1,284,003
Certificate maturities and cash surrenders	(1,192,097)	(1,082,511)
Capital contribution from parent	—	5,000
Net cash provided by (used in) financing activities	143,448	206,492

Net increase (decrease) in cash and cash equivalents	72,542	89,132
Cash and cash equivalents at beginning of period	68,471	134,189
Cash and cash equivalents at end of period	$141,013	$223,321

Supplemental disclosures including non-cash transactions:
Cash paid (received) for income taxes	$2,231	$(3,492)
Cash paid for interest	15,238	11,109
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.  Basis of Presentation
Ameriprise Certificate Company (“ACC”), is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial” or the “Parent”). ACC is registered as an investment company under the Investment Company Act of 1940. The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). ACC uses the consolidation method of accounting for its wholly owned subsidiary, Investors Syndicate Development Corp. The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods have been made. All adjustments made were of a normal recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Annual Report on Form 10-K of ACC for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2018 (“2017 10-K”).
ACC evaluated events or transactions that occurred after the consolidated balance sheet date for potential recognition or disclosure through the date the consolidated financial statements were issued. No subsequent events or transactions were identified.
2.  Recent Accounting Pronouncements
Adoption of New Accounting Standards
Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the Financial Accounting Standards Board (“FASB”) updated the accounting standards on the recognition and measurement of financial instruments. The update requires entities to carry marketable equity securities, excluding investments in securities that qualify for the equity method of accounting, at fair value with changes in fair value reflected in net income each reporting period. The update affects other aspects of accounting for equity instruments, as well as the accounting for financial liabilities utilizing the fair value option. The update eliminates the requirement to disclose the methods and assumptions used to estimate the fair value of financial assets or liabilities held at cost on the balance sheet and requires entities to use the exit price notion when measuring the fair value of these financial instruments. The standard is effective for interim and annual periods beginning after December 15, 2017. ACC adopted the standard on January 1, 2018 using a modified retrospective approach. The adoption of the standard did not have a material impact on ACC’s consolidated results of operations or financial condition.
Future Adoption of New Accounting Standards
Income Statement – Reporting Comprehensive Income
In February 2018, the FASB updated the accounting standards related to the presentation of tax effects stranded in other comprehensive income (“OCI”). The update allows a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for tax effects stranded in AOCI resulting from the legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The update is optional and entities may elect not to reclassify the stranded tax effects. The update is effective for fiscal years beginning after December 15, 2018. Entities may elect to record the impacts either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. Early adoption is permitted in any period. ACC is currently evaluating whether it will elect to reclassify the stranded tax effects and the potential impact to the consolidated financial condition.
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

Financial Instruments – Measurement of Credit Losses
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
3.  Investments
Investments in unaffiliated issuers were as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Available-for-Sale securities:
Fixed maturities, at fair value (amortized cost: 2018, $6,644,728; 2017, $6,556,338)	$6,607,294	$6,546,761
Common stocks, at fair value(1) (cost: 2017, $1,002)	—	1,000
Commercial mortgage loans and syndicated loans, at cost (less allowance for loan losses: 2018, $3,283; 2017, $3,283; fair value: 2018, $208,554; 2017, $207,681)	208,560	207,187
Equity securities, at fair value(1) (cost: 2018, $1,002)	979	—
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	355	433
Total	$6,817,188	$6,755,381
(1) As of January 1, 2018, common stocks were reclassified from Available-for-Sale securities to Equity securities due to the adoption of a new accounting standard on recognition and measurement of financial instruments. See Note 2 for more information.
Available-for-Sale securities distributed by type were as follows:

Description of Securities	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$2,767,884	$6,799	$(24,661)	$2,750,022	$—
Corporate debt securities	998,249	209	(11,073)	987,385	3
Commercial mortgage backed securities	774,147	932	(7,184)	767,895	—
Asset backed securities	679,544	3,349	(5,258)	677,635	—
State and municipal obligations	57,141	52	(605)	56,588	—
U.S. government and agency obligations	1,367,763	35	(29)	1,367,769	—
Total	$6,644,728	$11,376	$(48,810)	$6,607,294	$3

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Description of Securities	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$3,259,976	$9,020	$(12,669)	$3,256,327	$—
Corporate debt securities	1,184,360	763	(4,833)	1,180,290	3
Commercial mortgage backed securities	798,047	1,292	(3,876)	795,463	—
Asset backed securities	758,477	3,452	(2,426)	759,503	—
State and municipal obligations	58,380	166	(489)	58,057	—
U.S. government and agency obligations	497,098	43	(20)	497,121	—
Common stocks	1,002	168	(170)	1,000	—
Total	$6,557,340	$14,904	$(24,483)	$6,547,761	$3
(1) Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income (loss). Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.
As of March 31, 2018 and December 31, 2017, investment securities with a fair value of $40 thousand and $31 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.
As of March 31, 2018 and December 31, 2017, fixed maturity securities comprised approximately 95% and 96%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. As of March 31, 2018 and December 31, 2017, approximately $61.3 million and $61.5 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC, using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	March 31, 2018			December 31, 2017
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$4,966,324	$4,940,119	75%	$4,526,696	$4,519,506	69%
AA	280,610	281,220	4	367,747	368,377	5
A	481,766	476,498	7	595,445	593,421	9
BBB	865,767	859,848	13	1,029,953	1,029,082	16
Below investment grade	50,261	49,609	1	36,497	36,375	1
Total fixed maturities	$6,644,728	$6,607,294	100%	$6,556,338	$6,546,761	100%
As of March 31, 2018 and December 31, 2017, approximately 27% and 37%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	March 31, 2018
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	109	$1,377,398	$(16,404)	86	$625,265	$(8,257)	195	$2,002,663	$(24,661)
Corporate debt securities	57	743,251	(7,266)	16	199,419	(3,807)	73	942,670	(11,073)
Commercial mortgage backed securities	21	340,620	(3,918)	18	120,467	(3,266)	39	461,087	(7,184)
Asset backed securities	27	342,417	(3,935)	14	85,218	(1,323)	41	427,635	(5,258)
State and municipal obligations	12	34,806	(425)	4	5,895	(180)	16	40,701	(605)
U.S. government and agency obligations	1	49,939	(29)	—	—	—	1	49,939	(29)
Total	227	$2,888,431	$(31,977)	138	$1,036,264	$(16,833)	365	$3,924,695	$(48,810)

Description of Securities	December 31, 2017
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	67	$1,078,412	$(5,833)	89	$664,954	$(6,836)	156	$1,743,366	$(12,669)
Corporate debt securities	55	715,852	(2,161)	23	257,891	(2,672)	78	973,743	(4,833)
Commercial mortgage backed securities	12	183,428	(1,721)	18	119,790	(2,155)	30	303,218	(3,876)
Asset backed securities	23	297,823	(1,466)	18	110,842	(960)	41	408,665	(2,426)
State and municipal obligations	8	17,906	(430)	4	5,891	(59)	12	23,797	(489)
U.S. government and agency obligations	1	49,900	(20)	—	—	—	1	49,900	(20)
Common stocks	1	56	(4)	3	661	(166)	4	717	(170)
Total	167	$2,343,377	$(11,635)	155	$1,160,029	$(12,848)	322	$3,503,406	$(24,483)
As part of ACC’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is primarily attributable to a rise in interest rates as well as widening credit spreads.
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Beginning balance	$—	$46,522
Credit losses for which an other-than-temporary impairment was previously recognized	—	193
Ending balance	$—	$46,715
The change in net unrealized securities gains (losses) in other comprehensive income (loss) includes two components, net of tax: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period and (ii) (gains)

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss):

	Net Unrealized Investment Gains (Losses)	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance at January 1, 2017	$(8,195)	$3,030	$(5,165)
Net unrealized securities gains (losses) arising during the period (1)	7,810	(2,854)	4,956
Reclassification of (gains) losses included in net income	(1,702)	596	(1,106)
Balance at March 31, 2017	$(2,087)	$772	$(1,315)	(2)

Balance at January 1, 2018	$(9,579)	$3,952	$(5,627)
Cumulative effect of change in accounting policies	3	(1)	2
Net unrealized securities gains (losses) arising during the period (1)	(27,178)	6,494	(20,684)
Reclassification of (gains) losses included in net income	(680)	143	(537)
Balance at March 31, 2018	$(37,434)	$10,588	$(26,846)	(2)
(1) Net unrealized securities gains (losses) arising during the period include other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Includes $2 thousand and $3.0 million of noncredit related impairments on securities and net unrealized securities gains (losses) on previously impaired securities as of March 31, 2018 and 2017, respectively.
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Gross realized gains	$900	$1,895
Gross realized losses	(220)	—
Other-than-temporary impairments	—	(193)
Total	$680	$1,702
Other-than-temporary impairments for the three months ended March 31, 2017 are related to credit losses on non-agency residential mortgage backed securities.
Available-for-Sale securities by contractual maturity as of March 31, 2018 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$1,660,245	$1,659,454
Due after one year through five years	762,698	752,042
Due after five years through 10 years	—	—
Due after 10 years	210	246
	2,423,153	2,411,742
Residential mortgage backed securities	2,767,884	2,750,022
Commercial mortgage backed securities	774,147	767,895
Asset backed securities	679,544	677,635
Total	$6,644,728	$6,607,294

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
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
Allowance for Loan Losses
The following table presents a rollforward of the allowance for loan losses for commercial mortgage loans and syndicated loans for the three months ended and the ending balance of the allowance for loan losses by impairment method:

	March 31,
	2018	2017
	(in thousands)
Beginning balance	$3,283	$3,283
Provisions	—	—
Ending balance	$3,283	$3,283

Individually evaluated for impairment	$—	$—
Collectively evaluated for impairment	3,283	3,283
The recorded investment in commercial mortgage loans and syndicated loans by impairment method was as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Individually evaluated for impairment	$—	$—
Collectively evaluated for impairment	211,843	210,470
Total	$211,843	$210,470
Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to ACC’s total loan balance.
During the three months ended March 31, 2018 and 2017, ACC purchased $8.2 million and $15.8 million, respectively, of syndicated loans. During the three months ended March 31, 2018 and 2017, ACC sold $367 thousand and $66 thousand, respectively, of syndicated loans.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were nil as of March 31, 2018 and December 31, 2017. All loans were considered to be performing.
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were nil as of March 31, 2018 and December 31, 2017. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, ACC reviews the concentrations of credit risk by region and property type.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(in thousands)
East North Central	$5,933	$6,029	5%	5%
East South Central	4,734	4,891	4	4
Middle Atlantic	11,605	11,887	11	11
Mountain	10,301	10,452	10	10
New England	7,538	7,586	7	7
Pacific	31,694	32,386	29	29
South Atlantic	23,318	23,694	22	22
West North Central	6,566	6,706	6	6
West South Central	6,145	6,354	6	6
	107,834	109,985	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$105,493	$107,644
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(in thousands)
Apartments	$23,547	$23,840	22%	21%
Industrial	24,610	25,025	23	23
Mixed use	4,481	4,580	4	4
Office	11,767	11,872	11	11
Retail	34,097	34,934	31	32
Hotel	735	777	1	1
Other	8,597	8,957	8	8
	107,834	109,985	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$105,493	$107,644
Syndicated Loans
The recorded investment in syndicated loans as of March 31, 2018 and December 31, 2017 was $104.0 million and $100.5 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication.
Troubled Debt Restructurings
There were no loans restructured by ACC during the three months ended March 31, 2018 and 2017. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.
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
Valuation Hierarchy
ACC categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by ACC’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$83,590	$—	$83,590
Available-for-Sale securities:
Residential mortgage backed securities	—	2,687,970	62,052	2,750,022
Corporate debt securities	—	920,360	67,025	987,385
Commercial mortgage backed securities	—	767,895	—	767,895
Asset backed securities	—	677,635	—	677,635
State and municipal obligations	—	56,588	—	56,588
U.S. government and agency obligations	1,367,769	—	—	1,367,769
Total Available-for-Sale securities	1,367,769	5,110,448	129,077	6,607,294
Equity securities	520	459	—	979
Equity derivative contracts	11	40,364	—	40,375
Total assets at fair value	$1,368,300	$5,234,861	$129,077	$6,732,238

Liabilities
Stock market certificate embedded derivatives	$—	$8,770	$—	$8,770
Equity derivative contracts	—	33,551	—	33,551
Total liabilities at fair value	$—	$42,321	$—	$42,321

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$51,296	$—	$51,296
Available-for-Sale securities:
Residential mortgage backed securities	—	3,187,617	68,710	3,256,327
Corporate debt securities	—	1,112,949	67,341	1,180,290
Commercial mortgage backed securities	—	795,463	—	795,463
Asset backed securities	—	759,503	—	759,503
State and municipal obligations	—	58,057	—	58,057
U.S. government and agency obligations	497,121	—	—	497,121
Common stocks	545	427	28	1,000
Total Available-for-Sale securities	497,666	5,914,016	136,079	6,547,761
Equity derivative contracts	—	54,346	—	54,346
Total assets at fair value	$497,666	$6,019,658	$136,079	$6,653,403

Liabilities
Stock market certificate embedded derivatives	$—	$9,734	$—	$9,734
Equity derivative contracts	3	46,753	—	46,756
Total liabilities at fair value	$3	$56,487	$—	$56,490

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities				Equity Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Total
	(in thousands)
Balance, January 1, 2018	$68,710	$67,341	$136,051		$28
Total gains (losses) included in:
Net income	(5)	(100)	(105)	(1)	—
Other comprehensive income (loss)	(561)	(216)	(777)		—
Settlements	(6,092)	—	(6,092)		—
Transfers out of Level 3	—	—	—		(28)
Balance, March 31, 2018	$62,052	$67,025	$129,077		$—
Changes in unrealized gains (losses) relating to assets held at March 31, 2018	$(5)	$(100)	$(105)	(1)	$—

	Available-for-Sale Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Asset Backed Securities	Common Stocks	Total
	(in thousands)
Balance, January 1, 2017	$153,183	$154,156	$30,788	$717	$338,844
Total gains (losses) included in:
Net income	16	(101)	—	65	(20)	(2)
Other comprehensive income (loss)	(2)	(199)	—	218	17
Purchases	65,138	12,167	—	—	77,305
Sales	—	—	—	(151)	(151)
Settlements	(9,784)	(7,500)	—	—	(17,284)
Transfers into Level 3	—	—	—	3,407	3,407
Transfers out of Level 3	(49,829)	—	(30,788)	(443)	(81,060)
Balance, March 31, 2017	$158,722	$158,523	$—	$3,813	$321,058
Changes in unrealized gains (losses) relating to assets held at March 31, 2017	$16	$(101)	$—	$—	$(85)	(1)
(1) Included in investment income in the Consolidated Statements of Operations.
(2) Represents an $85 thousand loss included in investment income and a $65 thousand gain included in net realized gain (loss) on investments in the Consolidated Statements of Operations.
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets:

	March 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$67,021	Discounted cash flow	Yield/spread to U.S. Treasuries	0.8% - 1.1%	0.9%

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$67,338	Discounted cash flow	Yield/spread to U.S. Treasuries	0.8% - 1.1%	0.9%
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
Cash Equivalents
Cash equivalents include highly liquid investments with original or remaining maturities at the time of purchase of 90 days or less. ACC’s cash equivalents are classified as Level 2 and measured at amortized cost, which is a reasonable estimate of fair value because of the short time between the purchase of the instrument and its expected realization.
Available-for-Sale and Equity Securities
When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from third-party pricing services, non-binding broker quotes, or other model-based valuation techniques. Level 1 securities include U.S. Treasuries and equity securities. Level 2 securities include residential mortgage backed securities, corporate bonds, commercial mortgage backed securities, asset backed securities, state and municipal obligations, and equity securities. The fair value of these Level 2 securities is based on a market approach with prices obtained from third-party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes. Level 3 securities include certain non-agency residential mortgage backed securities, corporate bonds, asset backed securities and equity securities. The fair value of these Level 3 securities is typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to ACC. ACC’s privately placed corporate bonds are typically based on a single non-binding broker quote. In addition to the general pricing controls, ACC reviews the broker prices to ensure that the broker quotes are reasonable and, when available, compares prices of privately issued securities to public issues from the same issuer to ensure that the implicit illiquidity premium applied to the privately placed investment is reasonable considering investment characteristics, maturity, and average life of the investment.
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
Derivatives
The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of March 31, 2018 and December 31, 2017. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
Stock Market Certificate Embedded Derivatives
ACC uses various Black-Scholes calculations to determine the fair value of the embedded derivative liability associated with the

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

	March 31, 2018
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$103,067	$—	$97,628	$5,948	$103,576
Commercial mortgage loans	105,493	—	—	104,978	104,978
Certificate loans	355	—	355	—	355
Financial Liabilities
Certificate reserves	$6,534,535	$—	$—	$6,506,201	$6,506,201

	December 31, 2017
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$99,543	$—	$95,769	$4,242	$100,011
Commercial mortgage loans	107,644	—	—	107,670	107,670
Certificate loans	433	—	433	—	433
Financial Liabilities
Certificate reserves	$6,390,590	$—	$—	$6,374,247	$6,374,247
See Note 4 for additional information on syndicated, commercial mortgage and certificate loans. Certificate reserves represent customer deposits for fixed rate certificates and stock market certificates.
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	March 31, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$40,364	$—	$40,364	$(33,551)	$(6,590)	$223
Exchange-traded	11	—	11	—	—	11
Total	$40,375	$—	$40,375	$(33,551)	$(6,590)	$234

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$54,346	$—	$54,346	$(46,753)	$(6,883)	$710
Total	$54,346	$—	$54,346	$(46,753)	$(6,883)	$710
 (1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	March 31, 2018
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$33,551	$—	$33,551	$(33,551)	$—	$—
Total	$33,551	$—	$33,551	$(33,551)	$—	$—

	December 31, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$46,753	$—	$46,753	$(46,753)	$—	$—
Exchange-traded	3	—	3	—	—	3
Total	$46,756	$—	$46,756	$(46,753)	$—	$3
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
ACC uses derivatives as economic hedges of equity risk related to Stock Market Certificates (“SMC”). ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	March 31, 2018			December 31, 2017
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Equity contracts(1)	$849,956	$40,375	$33,551	$871,895	$54,346	$46,756
Embedded derivatives
Stock market certificates(2)	N/A	—	8,770	N/A	—	9,734
Total derivatives	$849,956	$40,375	$42,321	$871,895	$54,346	$56,490
N/A Not applicable

(1)	The gross fair value of equity contracts is included in Derivative assets and Derivative liabilities on the Consolidated Balance Sheets.

(2)	The gross fair value of SMC embedded derivatives is included in Certificate reserves on the Consolidated Balance Sheets.
See Note 5 for additional information regarding ACC’s fair value measurement of derivative instruments.
The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended March 31,
		2018	2017
		(in thousands)
Equity contracts
Stock market certificates	Net provision for certificate reserves	$(420)	$1,326
Stock market certificates embedded derivatives	Net provision for certificate reserves	645	(1,264)
Total		$225	$62
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
Ameriprise Step-Up Rate Certificates (“SRC”) offer the ability to step up to a higher crediting rate based upon the then-current rate for a new SRC with the same term. ACC does not currently hedge the interest rate risk related to the SRC product. The SRC product contains an embedded derivative which was not material as of March 31, 2018 and December 31, 2017.
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
9.  Shareholder’s Equity
The following table provides information related to amounts reclassified from accumulated other comprehensive income (loss):

Accumulated Other Comprehensive Income (Loss) Reclassification	Location of (Gain) Loss Recognized in Income	Three Months Ended March 31,
		2018	2017
		(in thousands)
Unrealized net (gains) losses on Available-for-Sale securities	Net realized gain (loss) on investments	$(680)	$(1,702)
Tax expense (benefit)	Income tax expense (benefit)	143	596
Net of tax		$(537)	$(1,106)
ACC received cash contributions of nil and $5 million from Ameriprise Financial during the three months ended March 31, 2018 and 2017, respectively. ACC received these contributions to maintain compliance with capital requirements due to growth of the business, and these contributions were outside of the Capital Support Agreement between Ameriprise Financial and ACC. See additional discussion on the Capital Support Agreement in ACC’s 2017 10-K.
ACC did not pay any dividends to Ameriprise Financial during the three months ended March 31, 2018 and 2017.
10.  Income Taxes
In December of 2017, the Tax Act reduced federal income tax rates from 35% to 21% for tax years after 2017. The effective tax rate was 24.1% and 37.9% for the three months ended March 31, 2018 and 2017, respectively. The lower effective tax rate for the three months ended March 31, 2018 compared to March 31, 2017 is primarily due to the reduced income tax rate.
ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of both March 31, 2018 and December 31, 2017.
As of March 31, 2018 and December 31, 2017, ACC had $2.8 million and $2.5 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $2.2 million and $2.0 million, net of federal tax benefits, of the unrecognized tax benefits as of March 31, 2018 and December 31, 2017, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. ACC estimates that the total amount of gross unrecognized tax benefits may decrease by $94 thousand in the next 12 months primarily due to state exams.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized a net increase of $20 thousand and a net increase of $16 thousand in interest and penalties for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, ACC had a payable of $112 thousand and $92 thousand, respectively, related to accrued interest and penalties.
ACC files income tax returns, as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial, in the U.S. federal jurisdiction, and various states jurisdictions. In the first quarter of 2018, Ameriprise Financial received cash settlements for final resolution of the 2008-2010 IRS audits. Ameriprise Financial’s IRS audits are resolved through 2011. Ameriprise Financial’s 2012-2013 tax return is at IRS appeals due to an unagreed issue. The IRS is currently auditing Ameriprise Financial’s U.S. income tax returns for 2014 and 2015. Ameriprise Financial’s or its subsidiaries’, including ACC’s, state income tax returns are currently under examination by various jurisdictions for years ranging from 2005 through 2015.

AMERIPRISE CERTIFICATE COMPANY

ITEM 2.  MANAGEMENT’S NARRATIVE ANALYSIS
The following information should be read in conjunction with Ameriprise Certificate Company’s (“ACC”) Financial Statements and related notes presented in Part I, Item 1. This discussion may contain forward-looking statements that reflect ACC’s plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed under “Forward-Looking Statements.” ACC believes it is useful to read its management’s narrative analysis in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2018 (“2017 10-K”), as well as its current reports on Form 8-K and other publicly available information.
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
Critical Accounting Policies
ACC’s critical accounting policies are discussed in detail in “Management's Narrative Analysis — Critical Accounting Policies” in its 2017 10-K.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements and their expected impact on ACC’s future results of operations or financial condition, see Note 2 to the consolidated financial statements.
Results of Operations for the Three Months Ended March 31, 2018 and 2017
ACC’s net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income trends occur largely due to changes in returns on ACC’s investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles (“GAAP”).
Net income increased $3.0 million, or 31%, to $12.6 million for the three months ended March 31, 2018 compared to $9.6 million for the prior year period primarily due to higher investment income and lower income tax expense in the current year period, partially offset by higher net provision for certificate reserves and investment expenses and lower net realized gains on investments in the current year period.
Investment income increased $7.6 million, or 23%, to $40.6 million for the three months ended March 31, 2018 compared to $33.0 million for the prior year period reflecting higher average investment balances from certificate net inflows and an increase in the average invested assets rate.
Investment expenses increased $0.7 million, or 8%, to $9.9 million for the three months ended March 31, 2018 compared to $9.2 million for the prior year period primarily due to volume-driven increases in investment advisory, transfer agent and distribution fees.
Net provision for certificate reserves increased $4.8 million, or 47%, to $15.0 million for the three months ended March 31, 2018 compared to $10.2 million for the prior year period due to higher average certificate balances from certificate net inflows and higher client crediting rates.
Net realized gain on investments before income taxes was $0.8 million for the three months ended March 31, 2018 compared to net realized gain on investments before income taxes of $1.7 million for the prior year period. Net realized gain on investments for the three months ended March 31, 2018 included net realized gains from sales, tenders and calls of Available-for-Sale securities of $0.7 million. Net realized gain on investments for the three months ended March 31, 2017 included net realized gains from sales, tenders and calls of Available-for-Sale securities of $1.9 million, partially offset by other-than-temporary impairments of $0.2 million. The other-than-temporary impairments for the three months ended March 31, 2017 related to credit losses on non-agency residential mortgage backed securities.
The effective tax rate was 24.1% for the three months ended March 31, 2018 compared to 37.9% for the prior year period. In December of 2017, the Tax Act reduced federal income tax rates from 35% to 21% for tax years after 2017. The lower effective tax rate for the three months ended March 31, 2018 compared to March 31, 2017 is primarily due to the reduced income tax rate.

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
ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2018.
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
ITEM 1A.  RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of ACC’s 2017 10-K.
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

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date:	May 2, 2018	By:	/s/ Abu M. Arif
Abu M. Arif
Chief Executive Officer

Date:	May 2, 2018	By:	/s/ Janet C. Langner
Janet C. Langner
Chief Financial Officer