Form 10-Q
period 2018-06-30
AMERIPRISE CERTIFICATE CO
filed 2018-08-06
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2018
Common Shares (par value $10 per share)	150,000 shares
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY

FORM 10-Q

AMERIPRISE CERTIFICATE COMPANY

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Investment income	$42,744	$35,100	$83,381	$68,124
Investment expenses	10,454	9,251	20,345	18,424
Net investment income before provision for certificate reserves and income taxes	32,290	25,849	63,036	49,700
Net provision for certificate reserves	18,393	10,542	33,355	20,702
Net investment income before income taxes	13,897	15,307	29,681	28,998
Income tax expense	3,729	5,503	7,562	10,746
Net investment income, after-tax	10,168	9,804	22,119	18,252

Net realized gain (loss) on investments before income taxes	(221)	7,192	600	8,897
Income tax expense (benefit)	(46)	2,517	126	3,114
Net realized gain (loss) on investments, after-tax	(175)	4,675	474	5,783
Net income	$9,993	$14,479	$22,593	$24,035

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$—	$—	$—
Portion of loss recognized in other comprehensive income (loss) (before taxes)	—	—	—	(193)
Net impairment losses recognized in net realized gain (loss) on investments	$—	$—	$—	$(193)
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net income	$9,993	$14,479	$22,593	$24,035
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	(2,727)	10,567	(23,411)	15,523
Reclassification of net securities (gains) losses included in net income	233	(4,673)	(304)	(5,779)
Total other comprehensive income (loss), net of tax	(2,494)	5,894	(23,715)	9,744
Total comprehensive income (loss)	$7,499	$20,373	$(1,122)	$33,779
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2018	December 31, 2017
	(in thousands, except share data)
Assets
Qualified Assets
Cash and cash equivalents	$390,978	$68,471
Investments in unaffiliated issuers	6,963,983	6,755,381
Receivables	26,995	29,037
Derivative assets	37,463	54,346
Total qualified assets	7,419,419	6,907,235
Deferred taxes, net	1,883	736
Taxes receivable from parent	862	3,874
Total assets	$7,422,164	$6,911,845

Liabilities and Shareholder's Equity
Liabilities
Certificate reserves	$6,918,535	$6,400,324
Taxes payable to parent	4,684	5,402
Derivative liabilities	29,747	46,756
Payable for investment securities purchased	68,024	56,778
Due to related party and other liabilities	39,960	43,249
Total liabilities	7,060,950	6,552,509

Shareholder's Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	255,517	252,517
Total retained earnings	133,537	110,946
Accumulated other comprehensive income (loss), net of tax	(29,340)	(5,627)
Total shareholder's equity	361,214	359,336
Total liabilities and shareholder's equity	$7,422,164	$6,911,845
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
				Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Unappropriated
	(in thousands, except share data)
Balance at January 1, 2017	150,000	$1,500	$247,517	$—	$15	$81,925	$(5,165)	$325,792
Comprehensive income (loss):
Net income	—	—	—	—	—	24,035	—	24,035
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	9,744	9,744
Total comprehensive income (loss)								33,779
Receipt of capital from parent	—	—	5,000	—	—	—	—	5,000
Balance at June 30, 2017	150,000	$1,500	$252,517	$—	$15	$105,960	$4,579	$364,571

Balance at January 1, 2018	150,000	$1,500	$252,517	$23	$15	$110,908	$(5,627)	$359,336
Cumulative effect of change in accounting policies	—	—	—	—	—	(2)	2	—
Comprehensive income (loss):
Net income	—	—	—	—	—	22,593	—	22,593
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(23,715)	(23,715)
Total comprehensive income (loss)								(1,122)
Transfer to appropriated from unappropriated	—	—	—	628	—	(628)	—	—
Receipt of capital from parent	—	—	3,000	—	—	—	—	3,000
Balance at June 30, 2018	150,000	$1,500	$255,517	$651	$15	$132,871	$(29,340)	$361,214
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash Flows from Operating Activities
Net income	$22,593	$24,035
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, accretion of discounts, net	(2,107)	11,218
Deferred income tax expense (benefit)	19	(18)
Net realized (gain) loss on Available-for-Sale securities	(385)	(9,084)
Other net realized (gain) loss	(215)	(6)
Other-than-temporary impairments and provision for loan loss	—	193
Changes in operating assets and liabilities:
Dividends and interest receivable	1,567	(402)
Certificate reserves, net	926	453
Deferred taxes, net	6,305	(5,246)
Taxes payable to/receivable from parent, net	2,294	8,102
Derivatives, net of collateral	(276)	(131)
Other liabilities	(3,486)	341
Other receivables	(280)	47
Other, net	407	187
Net cash provided by (used in) operating activities	27,362	29,689

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	360,976	85,393
Maturities, redemptions and calls	1,505,512	1,047,434
Purchases	(2,077,918)	(1,387,964)
Syndicated loans, commercial mortgage loans and real estate owned:
Sales, maturities and repayments	32,472	23,316
Purchases and fundings	(46,383)	(37,534)
Equity securities:
Sales	35	—
Certificate loans, net	166	63
Net cash provided by (used in) investing activities	(225,140)	(269,292)

Cash Flows from Financing Activities
Payments from certificate holders and other additions	2,898,676	2,507,375
Certificate maturities and cash surrenders	(2,381,391)	(2,210,677)
Capital contribution from parent	3,000	5,000
Net cash provided by (used in) financing activities	520,285	301,698

Net increase (decrease) in cash and cash equivalents	322,507	62,095
Cash and cash equivalents at beginning of period	68,471	134,189
Cash and cash equivalents at end of period	$390,978	$196,284

Supplemental disclosures including non-cash transactions:
Cash paid (received) for income taxes	$8,027	$5,377
Cash paid for interest	33,422	22,726
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.  Basis of Presentation
Ameriprise Certificate Company (“ACC”) is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial” or the “Parent”). ACC is registered as an investment company under the Investment Company Act of 1940. The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). ACC uses the consolidation method of accounting for its wholly owned subsidiary, Investors Syndicate Development Corp. The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods have been made. All adjustments made were of a normal recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Annual Report on Form 10-K of ACC for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2018 (“2017 10-K”).
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

3.  Investments
Investments in unaffiliated issuers were as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Available-for-Sale securities:
Fixed maturities, at fair value (amortized cost: 2018, $6,762,364; 2017, $6,556,338)	$6,721,601	$6,546,761
Common stocks, at fair value(1) (cost: 2017, $1,002)	—	1,000
Commercial mortgage loans and syndicated loans, at cost (less allowance for loan losses: 2018, $3,120; 2017, $3,283; fair value: 2018, $239,689; 2017, $207,681)	241,144	207,187
Equity securities, at fair value(1) (cost: 2018, $875)	971	—
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	267	433
Total	$6,963,983	$6,755,381
(1) As of January 1, 2018, common stocks were reclassified from Available-for-Sale securities to Equity securities due to the adoption of a new accounting standard on recognition and measurement of financial instruments. See Note 2 for more information.
Available-for-Sale securities distributed by type were as follows:

Description of Securities	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$2,692,189	$7,602	$(27,872)	$2,671,919	$—
Corporate debt securities	927,424	250	(10,420)	917,254	3
Commercial mortgage backed securities	936,583	649	(7,679)	929,553	—
Asset backed securities	732,366	3,344	(6,123)	729,587	—
State and municipal obligations	55,122	48	(694)	54,476	—
U.S. government and agency obligations	1,418,680	158	(26)	1,418,812	—
Total	$6,762,364	$12,051	$(52,814)	$6,721,601	$3

Description of Securities	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$3,259,976	$9,020	$(12,669)	$3,256,327	$—
Corporate debt securities	1,184,360	763	(4,833)	1,180,290	3
Commercial mortgage backed securities	798,047	1,292	(3,876)	795,463	—
Asset backed securities	758,477	3,452	(2,426)	759,503	—
State and municipal obligations	58,380	166	(489)	58,057	—
U.S. government and agency obligations	497,098	43	(20)	497,121	—
Common stocks	1,002	168	(170)	1,000	—
Total	$6,557,340	$14,904	$(24,483)	$6,547,761	$3
(1) Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income (loss). Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.
As of June 30, 2018 and December 31, 2017, investment securities with a fair value of $39 thousand and $31 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

As of June 30, 2018 and December 31, 2017, fixed maturity securities comprised approximately 91% and 96%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. As of June 30, 2018 and December 31, 2017, approximately $36.1 million and $61.5 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC, using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	June 30, 2018			December 31, 2017
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$5,199,283	$5,168,628	77%	$4,526,696	$4,519,506	69%
AA	328,086	328,689	5	367,747	368,377	5
A	482,169	477,051	7	595,445	593,421	9
BBB	705,096	700,050	10	1,029,953	1,029,082	16
Below investment grade	47,730	47,183	1	36,497	36,375	1
Total fixed maturities	$6,762,364	$6,721,601	100%	$6,556,338	$6,546,761	100%
As of June 30, 2018 and December 31, 2017, approximately 28% and 37%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	June 30, 2018
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	112	$1,319,655	$(19,454)	80	$546,663	$(8,418)	192	$1,866,318	$(27,872)
Corporate debt securities	57	662,398	(7,261)	14	168,424	(3,159)	71	830,822	(10,420)
Commercial mortgage backed securities	22	400,001	(4,536)	18	112,654	(3,143)	40	512,655	(7,679)
Asset backed securities	33	442,863	(4,949)	13	73,851	(1,174)	46	516,714	(6,123)
State and municipal obligations	11	34,547	(519)	3	4,520	(175)	14	39,067	(694)
U.S. government and agency obligations	7	499,026	(26)	—	—	—	7	499,026	(26)
Total	242	$3,358,490	$(36,745)	128	$906,112	$(16,069)	370	$4,264,602	$(52,814)

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Description of Securities	December 31, 2017
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	67	$1,078,412	$(5,833)	89	$664,954	$(6,836)	156	$1,743,366	$(12,669)
Corporate debt securities	55	715,852	(2,161)	23	257,891	(2,672)	78	973,743	(4,833)
Commercial mortgage backed securities	12	183,428	(1,721)	18	119,790	(2,155)	30	303,218	(3,876)
Asset backed securities	23	297,823	(1,466)	18	110,842	(960)	41	408,665	(2,426)
State and municipal obligations	8	17,906	(430)	4	5,891	(59)	12	23,797	(489)
U.S. government and agency obligations	1	49,900	(20)	—	—	—	1	49,900	(20)
Common stocks	1	56	(4)	3	661	(166)	4	717	(170)
Total	167	$2,343,377	$(11,635)	155	$1,160,029	$(12,848)	322	$3,503,406	$(24,483)
As part of ACC’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is primarily attributable to an increase in interest rates as well as widening credit spreads.
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Beginning balance	$—	$46,715	$—	$46,522
Reductions for securities sold during the period (realized)	—	(46,715)	—	(46,715)
Credit losses for which an other-than-temporary impairment was previously recognized	—	—	—	193
Ending balance	$—	$—	$—	$—
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss):

	Net Unrealized Investment Gains (Losses)	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance at January 1, 2017	$(8,195)	$3,030	$(5,165)
Net unrealized securities gains (losses) arising during the period (1)	24,349	(8,826)	15,523
Reclassification of (gains) losses included in net income	(8,891)	3,112	(5,779)
Balance at June 30, 2017	$7,263	$(2,684)	$4,579	(2)

Balance at January 1, 2018	$(9,579)	$3,952	$(5,627)
Cumulative effect of change in accounting policies	3	(1)	2
Net unrealized securities gains (losses) arising during the period (1)	(30,802)	7,391	(23,411)
Reclassification of (gains) losses included in net income	(385)	81	(304)
Balance at June 30, 2018	$(40,763)	$11,423	$(29,340)	(2)
(1) Net unrealized securities gains (losses) arising during the period include other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Includes $2 thousand and $1.9 million of noncredit related impairments on securities and net unrealized securities gains (losses) on previously impaired securities as of June 30, 2018 and 2017, respectively.
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Gross realized gains	$10	$9,212	$910	$11,107
Gross realized losses	(305)	(2,023)	(525)	(2,023)
Other-than-temporary impairments	—	—	—	(193)
Total	$(295)	$7,189	$385	$8,891
Other-than-temporary impairments for the six months ended June 30, 2017 are related to credit losses on non-agency residential mortgage backed securities.
Available-for-Sale securities by contractual maturity as of June 30, 2018 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$1,612,875	$1,611,758
Due after one year through five years	788,141	778,541
Due after five years through 10 years	—	—
Due after 10 years	210	243
	2,401,226	2,390,542
Residential mortgage backed securities	2,692,189	2,671,919
Commercial mortgage backed securities	936,583	929,553
Asset backed securities	732,366	729,587
Total	$6,762,364	$6,721,601
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
Allowance for Loan Losses
The following table presents a rollforward of the allowance for loan losses for commercial mortgage loans and syndicated loans for the six months ended and the ending balance of the allowance for loan losses by impairment method:

	June 30,
	2018	2017
	(in thousands)
Beginning balance	$3,283	$3,283
Charge-offs	(163)	—
Provisions	—	—
Ending balance	$3,120	$3,283

Individually evaluated for impairment	$—	$—
Collectively evaluated for impairment	3,120	3,283
The recorded investment in commercial mortgage loans and syndicated loans by impairment method was as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Individually evaluated for impairment	$—	$—
Collectively evaluated for impairment	244,264	210,470
Total	$244,264	$210,470
Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to ACC’s total loan balance.
During the three months and six months ended June 30, 2018, ACC purchased $49.2 million and $57.4 million, respectively, of syndicated loans. During the three months and six months ended June 30, 2017, ACC purchased $12.9 million and $28.7 million, respectively, of syndicated loans. During the three months and six months ended June 30, 2018, ACC sold $6.0 million and $6.4 million, respectively, of syndicated loans. During the three months and six months ended June 30, 2017, ACC sold $1.1 million and $1.2 million, respectively, of syndicated loans.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were nil as of June 30, 2018 and December 31, 2017. All loans were considered to be performing.
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were nil as of June 30, 2018 and December 31, 2017. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, ACC reviews the concentrations of credit risk by region and property type.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(in thousands)
East North Central	$5,837	$6,029	5%	5%
East South Central	4,575	4,891	4	4
Middle Atlantic	14,747	11,887	14	11
Mountain	10,138	10,452	9	10
New England	7,490	7,586	7	7
Pacific	30,996	32,386	29	29
South Atlantic	22,196	23,694	20	22
West North Central	6,423	6,706	6	6
West South Central	6,779	6,354	6	6
	109,181	109,985	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$106,840	$107,644
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(in thousands)
Apartments	$27,572	$23,840	25%	21%
Industrial	26,167	25,025	24	23
Mixed use	7,877	4,580	7	4
Office	11,660	11,872	11	11
Retail	33,245	34,934	30	32
Hotel	693	777	1	1
Other	1,967	8,957	2	8
	109,181	109,985	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$106,840	$107,644
Syndicated Loans
The recorded investment in syndicated loans as of June 30, 2018 and December 31, 2017 was $135.1 million and $100.5 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication.
Troubled Debt Restructurings
There were no loans restructured by ACC during the three months and six months ended June 30, 2018 and 2017. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.
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
Valuation Hierarchy
ACC categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by ACC’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$367,299	$—	$367,299
Available-for-Sale securities:
Residential mortgage backed securities	—	2,620,854	51,065	2,671,919
Corporate debt securities	—	875,494	41,760	917,254
Commercial mortgage backed securities	—	889,553	40,000	929,553
Asset backed securities	—	717,254	12,333	729,587
State and municipal obligations	—	54,476	—	54,476
U.S. government and agency obligations	1,418,812	—	—	1,418,812
Total Available-for-Sale securities	1,418,812	5,157,631	145,158	6,721,601
Equity securities	491	480	—	971
Equity derivative contracts	1	37,462	—	37,463
Total assets at fair value	$1,419,304	$5,562,872	$145,158	$7,127,334

Liabilities
Stock market certificate embedded derivatives	$—	$9,893	$—	$9,893
Equity derivative contracts	—	29,747	—	29,747
Total liabilities at fair value	$—	$39,640	$—	$39,640

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$51,296	$—	$51,296
Available-for-Sale securities:
Residential mortgage backed securities	—	3,187,617	68,710	3,256,327
Corporate debt securities	—	1,112,949	67,341	1,180,290
Commercial mortgage backed securities	—	795,463	—	795,463
Asset backed securities	—	759,503	—	759,503
State and municipal obligations	—	58,057	—	58,057
U.S. government and agency obligations	497,121	—	—	497,121
Common stocks	545	427	28	1,000
Total Available-for-Sale securities	497,666	5,914,016	136,079	6,547,761
Equity derivative contracts	—	54,346	—	54,346
Total assets at fair value	$497,666	$6,019,658	$136,079	$6,653,403

Liabilities
Stock market certificate embedded derivatives	$—	$9,734	$—	$9,734
Equity derivative contracts	3	46,753	—	46,756
Total liabilities at fair value	$3	$56,487	$—	$56,490

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in thousands)
Balance, April 1, 2018	$62,052	$67,025	$—	$—	$129,077
Total gains (losses) included in:
Net income	(19)	(99)	—	—	(118)	(1)
Other comprehensive income (loss)	75	(166)	—	—	(91)
Purchases	—	—	40,000	12,333	52,333
Settlements	(8,773)	(25,000)	—	—	(33,773)
Transfers out of Level 3	(2,270)	—	—	—	(2,270)
Balance, June 30, 2018	$51,065	$41,760	$40,000	$12,333	$145,158
Changes in unrealized gains (losses) relating to assets held at June 30, 2018	$(19)	$(15)	$—	$—	$(34)	(1)

	Available-for-Sale Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Asset Backed Securities	Common Stocks	Total
	(in thousands)
Balance, April 1, 2017	$158,722	$158,523	$—	$3,813	$321,058
Total gains (losses) included in:
Net income	72	(123)	2	—	(49)	(1)
Other comprehensive income (loss)	164	(78)	10	9	105
Settlements	(11,611)	(15,000)	—	—	(26,611)
Transfers into Level 3	—	—	3,037	161	3,198
Transfers out of Level 3	(65,133)	—	—	(3,715)	(68,848)
Balance, June 30, 2017	$82,214	$143,322	$3,049	$268	$228,853
Changes in unrealized gains (losses) relating to assets held at June 30, 2017	$72	$(122)	$2	$—	$(48)	(1)

	Available-for-Sale Securities						Equity Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in thousands)
Balance, January 1, 2018	$68,710	$67,341	$—	$—	$136,051		$28
Total gains (losses) included in:
Net income	(24)	(199)	—	—	(223)	(1)	—
Other comprehensive income (loss)	(486)	(382)	—	—	(868)		—
Purchases	—	—	40,000	12,333	52,333		—
Settlements	(14,865)	(25,000)	—	—	(39,865)		—
Transfers out of Level 3	(2,270)	—	—	—	(2,270)		(28)
Balance, June 30, 2018	$51,065	$41,760	$40,000	$12,333	$145,158		$—
Changes in unrealized gains (losses) relating to assets held at June 30, 2018	$(16)	$(30)	$—	$—	$(46)	(1)	$—

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Asset Backed Securities	Common Stocks	Total
	(in thousands)
Balance, January 1, 2017	$153,183	$154,156	$30,788	$717	$338,844
Total gains (losses) included in:
Net income	88	(224)	2	65	(69)	(2)
Other comprehensive income (loss)	162	(277)	10	228	123
Purchases	65,138	12,167	—	—	77,305
Sales	—	—	—	(151)	(151)
Settlements	(21,395)	(22,500)	—	—	(43,895)
Transfers into Level 3	—	—	3,037	3,568	6,605
Transfers out of Level 3	(114,962)	—	(30,788)	(4,159)	(149,909)
Balance, June 30, 2017	$82,214	$143,322	$3,049	$268	$228,853
Changes in unrealized gains (losses) relating to assets held at June 30, 2017	$93	$(221)	$2	$—	$(126)	(1)
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets:

	June 30, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$41,758	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0% - 1.3%	1.1%

	December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$67,338	Discounted cash flow	Yield/spread to U.S. Treasuries	0.8% - 1.1%	0.9%
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
Available-for-Sale and Equity Securities
When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from third-party pricing services, non-binding broker quotes, or other model-based valuation techniques. Level 1 securities include U.S. Treasuries and equity securities. Level 2 securities include residential mortgage backed securities, corporate bonds, commercial mortgage backed securities, asset backed securities, state and municipal obligations, and equity securities. The fair value of these Level 2 securities is based on a market approach with prices obtained from third-party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes. Level 3 securities include certain non-agency residential mortgage backed securities, corporate bonds, commercial mortgage backed securities, asset backed securities and equity securities. The fair value of these Level 3 securities is typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to ACC. ACC’s privately placed corporate bonds are typically based on a single non-binding broker quote. In addition to the general pricing controls, ACC reviews the broker prices to ensure that the broker quotes are reasonable and, when available, compares prices of privately issued securities to public issues from the same issuer to ensure that the implicit illiquidity premium applied to the privately placed investment is reasonable considering investment characteristics, maturity, and average life of the investment.
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
Derivatives
The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of June 30, 2018 and December 31, 2017. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
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

	June 30, 2018
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$134,304	$—	$119,589	$14,331	$133,920
Commercial mortgage loans	106,840	—	—	105,769	105,769
Certificate loans	267	—	267	—	267
Financial Liabilities
Certificate reserves	$6,908,642	$—	$—	$6,878,016	$6,878,016

	December 31, 2017
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$99,543	$—	$95,769	$4,242	$100,011
Commercial mortgage loans	107,644	—	—	107,670	107,670
Certificate loans	433	—	433	—	433
Financial Liabilities
Certificate reserves	$6,390,590	$—	$—	$6,374,247	$6,374,247
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	June 30, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$37,462	$—	$37,462	$(29,747)	$(6,706)	$1,009
Exchange-traded	1	—	1	—	—	1
Total	$37,463	$—	$37,463	$(29,747)	$(6,706)	$1,010

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$54,346	$—	$54,346	$(46,753)	$(6,883)	$710
Total	$54,346	$—	$54,346	$(46,753)	$(6,883)	$710
 (1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	June 30, 2018
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$29,747	$—	$29,747	$(29,747)	$—	$—
Total	$29,747	$—	$29,747	$(29,747)	$—	$—

	December 31, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$46,753	$—	$46,753	$(46,753)	$—	$—
Exchange-traded	3	—	3	—	—	3
Total	$46,756	$—	$46,756	$(46,753)	$—	$3
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

ACC uses derivatives as economic hedges of equity risk related to Stock Market Certificates (“SMC”). ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	June 30, 2018			December 31, 2017
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Equity contracts(1)	$830,718	$37,463	$29,747	$871,895	$54,346	$46,756
Embedded derivatives
Stock market certificates(2)	N/A	—	9,893	N/A	—	9,734
Total derivatives	$830,718	$37,463	$39,640	$871,895	$54,346	$56,490
N/A Not applicable

(1)	The gross fair value of equity contracts is included in Derivative assets and Derivative liabilities on the Consolidated Balance Sheets.

(2)	The gross fair value of SMC embedded derivatives is included in Certificate reserves on the Consolidated Balance Sheets.
See Note 5 for additional information regarding ACC’s fair value measurement of derivative instruments.
The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
		(in thousands)
Equity contracts
Stock market certificates	Net provision for certificate reserves	$934	$693	$514	$2,019
Stock market certificates embedded derivatives	Net provision for certificate reserves	(1,098)	(601)	(453)	(1,865)
Total		$(164)	$92	$61	$154
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
Ameriprise Step-Up Rate Certificates (“SRC”) offer the ability to step up to a higher crediting rate based upon the then-current rate for a new SRC with the same term. ACC does not currently hedge the interest rate risk related to the SRC product. The SRC product contains an embedded derivative which was not material as of June 30, 2018 and December 31, 2017.
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
9.  Shareholder’s Equity
The following table provides information related to amounts reclassified from accumulated other comprehensive income (loss):

Accumulated Other Comprehensive Income (Loss) Reclassification	Location of (Gain) Loss Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
		(in thousands)
Unrealized net (gains) losses on Available-for-Sale securities	Net realized gain (loss) on investments	$295	$(7,189)	$(385)	$(8,891)
Tax expense (benefit)	Income tax expense (benefit)	(62)	2,516	81	3,112
Net of tax		$233	$(4,673)	$(304)	$(5,779)
During both the three months and six months ended June 30, 2018, ACC received cash contributions from Ameriprise Financial of $3 million. During the three months and six months ended June 30, 2017, ACC received cash contributions from Ameriprise Financial of nil and $5 million, respectively. ACC received these contributions to maintain compliance with capital requirements due to growth of the business, and these contributions were outside of the Capital Support Agreement between Ameriprise Financial and ACC. See additional discussion on the Capital Support Agreement in ACC’s 2017 10-K.
ACC did not pay any dividends to Ameriprise Financial during the three months and six months ended June 30, 2018 and 2017.
10.  Income Taxes
In December of 2017, the Tax Act reduced federal income tax rates from 35% to 21% for tax years after 2017. ACC’s effective tax rate was 26.9% and 35.6% for the three months ended June 30, 2018 and 2017, respectively. ACC’s effective tax rate was 25.4% and 36.6% for the six months ended June 30, 2018 and 2017, respectively. The lower effective tax rates for the three months and six months ended June 30, 2018 compared to June 30, 2017 are primarily due to the reduced income tax rate.
ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of both June 30, 2018 and December 31, 2017.
As of June 30, 2018 and December 31, 2017, ACC had $3.1 million and $2.5 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $2.5 million and $2.0 million, net of federal tax benefits, of the unrecognized tax benefits as of June 30, 2018 and December 31, 2017, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. ACC estimates that the total amount of gross unrecognized tax benefits may decrease by $94 thousand in the next 12 months primarily due to state exams.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized a net increase of $32 thousand and $52 thousand in interest and penalties for the three months and six months ended June 30, 2018, respectively. ACC recognized a net decrease of $134 thousand and $118 thousand in interest and penalties for the three months and six months ended June 30, 2017, respectively. As of June 30, 2018 and December 31, 2017, ACC had a payable of $144 thousand and $92 thousand, respectively, related to accrued interest and penalties.
ACC files income tax returns as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. In the first quarter of 2018, Ameriprise Financial received cash settlements for final resolution of the 2008 through 2010 Internal Revenue Service (“IRS”) audits. Ameriprise Financial’s IRS audits are resolved through 2011. Ameriprise Financial’s 2012 and 2013 tax returns are at IRS appeals due to an unagreed issue. The IRS is currently auditing Ameriprise Financial’s U.S. income tax returns for 2014 and 2015. Ameriprise Financial’s or its subsidiaries’, including ACC’s, state income tax returns are currently under examination by various jurisdictions for years ranging from 2005 through 2015.

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
Results of Operations for the Six Months Ended June 30, 2018 and 2017
ACC’s net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income trends occur largely due to changes in returns on ACC’s investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles (“GAAP”).
Net income decreased $1.4 million, or 6%, to $22.6 million for the six months ended June 30, 2018 compared to $24.0 million for the prior year period primarily due to higher net provision for certificate reserves and investment expenses and lower net realized gains on investments in the current year period, partially offset by higher investment income and lower income tax expense in the current year period.
Investment income increased $15.3 million, or 22%, to $83.4 million for the six months ended June 30, 2018 compared to $68.1 million for the prior year period reflecting higher average investment balances from certificate net inflows and an increase in the average invested asset yield.
Investment expenses increased $1.9 million, or 10%, to $20.3 million for the six months ended June 30, 2018 compared to $18.4 million for the prior year period primarily due to volume-driven increases in distribution, investment advisory and transfer agent fees.
Net provision for certificate reserves increased $12.7 million, or 61%, to $33.4 million for the six months ended June 30, 2018 compared to $20.7 million for the prior year period due to higher average certificate balances from certificate net inflows and higher average client crediting rates.
Net realized gain on investments before income taxes was $0.6 million for the six months ended June 30, 2018 compared to net realized gain on investments before income taxes of $8.9 million for the prior year period. Net realized gain on investments for the six months ended June 30, 2018 included net realized gains from sales, tenders and calls of Available-for-Sale securities of $0.4 million and net realized gains from sales of syndicated loans of $0.2 million. Net realized gain on investments for the six months ended June 30, 2017 included net realized gains from sales, tenders and calls of Available-for-Sale securities of $9.1 million primarily due to the sale of non-agency residential mortgage backed securities as well as common stock, partially offset by other-than-temporary impairments of $0.2 million. The other-than-temporary impairments for the six months ended June 30, 2017 related to credit losses on non-agency residential mortgage backed securities.
ACC’s effective tax rate was 25.4% for the six months ended June 30, 2018 compared to 36.6% for the prior year period. In December of 2017, the Tax Act reduced federal income tax rates from 35% to 21% for tax years after 2017. The lower effective tax rate for the six months ended June 30, 2018 compared to June 30, 2017 is primarily due to the reduced income tax rate.

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
ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2018.
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

3(b)	By-Laws of Ameriprise Certificate Company, filed electronically on or about November 5, 2010 as Exhibit 3(b) to Registrant’s Form 10-Q, are incorporated herein by reference.
31.1*	Certification of Abu M. Arif pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Jason S. Bartylla pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of Abu M. Arif and Jason S. Bartylla pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed electronically herewithin.

AMERIPRISE CERTIFICATE COMPANY

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date:	August 6, 2018	By:	/s/ Abu M. Arif
Abu M. Arif
Chief Executive Officer

Date:	August 6, 2018	By:	/s/ Jason S. Bartylla
Jason S. Bartylla
Chief Financial Officer