Form 10-Q
period 2018-09-30
AMERIPRISE CERTIFICATE CO
filed 2018-11-05
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
Former name, former address and former fiscal year, if changed since last report:  Not Applicable
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Smaller reporting company ☐
Non-Accelerated Filer ☒	Emerging growth company ☐
Accelerated Filer ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2018
Common Shares (par value $10 per share)	150,000 shares
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY

FORM 10-Q

AMERIPRISE CERTIFICATE COMPANY

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Investment income	$49,215	$37,890	$132,596	$106,014
Investment expenses	11,080	9,489	31,425	27,913
Net investment income before provision for certificate reserves and income taxes	38,135	28,401	101,171	78,101
Net provision for certificate reserves	23,247	11,701	56,602	32,403
Net investment income before income taxes	14,888	16,700	44,569	45,698
Income tax expense	3,937	5,479	11,499	16,225
Net investment income, after-tax	10,951	11,221	33,070	29,473

Net realized gain (loss) on investments before income taxes	(104)	(43)	496	8,854
Income tax expense (benefit)	(22)	(15)	104	3,099
Net realized gain (loss) on investments, after-tax	(82)	(28)	392	5,755
Net income	$10,869	$11,193	$33,462	$35,228

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$—	$—	$—
Portion of loss recognized in other comprehensive income (loss) (before taxes)	—	—	—	(193)
Net impairment losses recognized in net realized gain (loss) on investments	$—	$—	$—	$(193)
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net income	$10,869	$11,193	$33,462	$35,228
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	(4,872)	587	(28,283)	16,110
Reclassification of net securities (gains) losses included in net income	73	37	(231)	(5,742)
Total other comprehensive income (loss), net of tax	(4,799)	624	(28,514)	10,368
Total comprehensive income (loss)	$6,070	$11,817	$4,948	$45,596
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2018	December 31, 2017
	(in thousands, except share data)
Assets
Qualified Assets
Cash and cash equivalents	$352,867	$68,471
Investments in unaffiliated issuers	7,381,585	6,755,381
Receivables	32,275	29,037
Derivative assets	48,605	54,346
Total qualified assets	7,815,332	6,907,235
Deferred taxes, net	2,325	736
Taxes receivable from parent	2,411	3,874
Total assets	$7,820,068	$6,911,845

Liabilities and Shareholder's Equity
Liabilities
Certificate reserves	$7,347,378	$6,400,324
Taxes payable to parent	4,387	5,402
Derivative liabilities	38,561	46,756
Payable for investment securities purchased	10,735	56,778
Due to related party and other liabilities	39,723	43,249
Total liabilities	7,440,784	6,552,509

Shareholder's Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	267,517	252,517
Total retained earnings	144,406	110,946
Accumulated other comprehensive income (loss), net of tax	(34,139)	(5,627)
Total shareholder's equity	379,284	359,336
Total liabilities and shareholder's equity	$7,820,068	$6,911,845
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
				Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Unappropriated
	(in thousands, except share data)
Balance at January 1, 2017	150,000	$1,500	$247,517	$—	$15	$81,925	$(5,165)	$325,792
Comprehensive income (loss):
Net income	—	—	—	—	—	35,228	—	35,228
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	10,368	10,368
Total comprehensive income (loss)								45,596
Dividend to parent	—	—	—	—	—	(5,000)	—	(5,000)
Receipt of capital from parent	—	—	5,000	—	—	—	—	5,000
Balance at September 30, 2017	150,000	$1,500	$252,517	$—	$15	$112,153	$5,203	$371,388

Balance at January 1, 2018	150,000	$1,500	$252,517	$23	$15	$110,908	$(5,627)	$359,336
Cumulative effect of change in accounting policies	—	—	—	—	—	(2)	2	—
Comprehensive income (loss):
Net income	—	—	—	—	—	33,462	—	33,462
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(28,514)	(28,514)
Total comprehensive income (loss)								4,948
Transfer to appropriated from unappropriated	—	—	—	642	—	(642)	—	—
Receipt of capital from parent	—	—	15,000	—	—	—	—	15,000
Balance at September 30, 2018	150,000	$1,500	$267,517	$665	$15	$143,726	$(34,139)	$379,284
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash Flows from Operating Activities
Net income	$33,462	$35,228
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, accretion of discounts, net	(6,634)	16,714
Deferred income tax expense (benefit)	(189)	(50)
Net realized (gain) loss on Available-for-Sale securities	(292)	(9,026)
Other net realized (gain) loss	(204)	(21)
Other-than-temporary impairments and provision for loan loss	—	193
Changes in operating assets and liabilities:
Dividends and interest receivable	(2,326)	(4,418)
Certificate reserves, net	3,353	1,258
Deferred taxes, net	7,580	(5,583)
Taxes payable to/receivable from parent, net	448	2,678
Derivatives, net of collateral	926	(809)
Other liabilities	(7,450)	(2,782)
Other receivables	(85)	(25)
Other, net	(242)	277
Net cash provided by (used in) operating activities	28,347	33,634

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	360,976	90,498
Maturities, redemptions and calls	2,805,371	1,495,221
Purchases	(3,827,319)	(1,987,024)
Syndicated loans, commercial mortgage loans and real estate owned:
Sales, maturities and repayments	38,630	32,423
Purchases and fundings	(80,533)	(45,447)
Equity securities:
Sales	35	—
Certificate loans, net	188	72
Net cash provided by (used in) investing activities	(702,652)	(414,257)

Cash Flows from Financing Activities
Payments from certificate holders and other additions	4,440,456	3,594,855
Certificate maturities and cash surrenders	(3,496,755)	(3,158,088)
Capital contribution from parent	15,000	5,000
Dividend to parent	—	(5,000)
Net cash provided by (used in) financing activities	958,701	436,767

Net increase (decrease) in cash and cash equivalents	284,396	56,144
Cash and cash equivalents at beginning of period	68,471	134,189
Cash and cash equivalents at end of period	$352,867	$190,333

Supplemental disclosures including non-cash transactions:
Cash paid (received) for income taxes	$13,236	$13,359
Cash paid for interest	56,399	34,815
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
Future Adoption of New Accounting Standards
Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB updated the accounting standards related to disclosures for fair value measurements. The update eliminates the following disclosures: 1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, 2) the policy of timing of transfers between levels of the fair value hierarchy, and 3) the valuation processes for Level 3 fair value measurements. The new disclosures include changes in unrealized gains and losses for the period included in other comprehensive income (“OCI”) for recurring Level 3 fair value measurements of instruments held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs and how the weighted average was calculated. The new disclosures are required on a prospective basis; all other provisions should be applied retrospectively. The update is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for the entire standard or only the provisions that eliminate or modify disclosure requirements. ACC is currently evaluating the impact of the standard on its disclosures. The update does not have an impact on ACC’s consolidated results of operations or financial condition.
Income Statement – Reporting Comprehensive Income – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB updated the accounting standards related to the presentation of tax effects stranded in OCI. The update allows a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for tax effects stranded in AOCI resulting from the legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The update is optional and entities may elect not to reclassify the stranded tax effects. The update is effective for fiscal years beginning after December 15, 2018. Entities may elect to record the impacts either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. Early adoption is permitted in any period. ACC does not plan to reclassify the stranded tax effects in OCI. As such, the update will not have an impact on ACC’s consolidated results of operations and financial condition.
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB updated the accounting standards related to accounting for credit losses on certain types of financial instruments. The update replaces the current incurred loss model for estimating credit losses with a new model that requires an entity to estimate the credit losses expected over the life of the asset. Generally, the initial estimate of the expected credit losses and subsequent changes in the estimate will be reported in current period earnings and recorded through an allowance for credit losses on the balance sheet. The current credit loss model for Available-for-Sale debt securities does not change; however, the credit loss calculation and subsequent recoveries are required to be recorded through an allowance. The standard is effective for interim and annual periods beginning after December 15, 2019. Early adoption will be permitted for interim and annual periods beginning after December 15, 2018. A modified retrospective cumulative adjustment to retained earnings should be recorded as of the first reporting period in which the guidance is effective for loans, receivables, and other financial instruments subject to the new expected credit loss model. Prospective adoption is required for establishing an allowance related to Available-for-Sale debt securities, certain beneficial interests, and financial assets purchased with a more-than-insignificant amount of credit deterioration since origination. ACC is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.
3.  Investments
Investments in unaffiliated issuers were as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Available-for-Sale securities:
Fixed maturities, at fair value (amortized cost: 2018, $7,174,621; 2017, $6,556,338)	$7,127,551	$6,546,761
Common stocks, at fair value(1) (cost: 2017, $1,002)	—	1,000
Commercial mortgage loans and syndicated loans, at cost (less allowance for loan losses: 2018, $3,120; 2017, $3,283; fair value: 2018, $251,340; 2017, $207,681)	252,829	207,187
Equity securities, at fair value(1) (cost: 2018, $875)	960	—
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	245	433
Total	$7,381,585	$6,755,381
(1) As of January 1, 2018, common stocks were reclassified from Available-for-Sale securities to Equity securities due to the adoption of a new accounting standard on recognition and measurement of financial instruments. See Note 2 for more information.
Available-for-Sale securities distributed by type were as follows:

Description of Securities	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$2,933,704	$7,008	$(32,797)	$2,907,915	$—
Corporate debt securities	1,034,942	193	(9,279)	1,025,856	3
Commercial mortgage backed securities	950,214	605	(8,367)	942,452	—
Asset backed securities	698,608	3,146	(6,599)	695,155	—
State and municipal obligations	66,651	17	(784)	65,884	—
U.S. government and agency obligations	1,490,502	35	(248)	1,490,289	—
Total	$7,174,621	$11,004	$(58,074)	$7,127,551	$3

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Description of Securities	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$3,259,976	$9,020	$(12,669)	$3,256,327	$—
Corporate debt securities	1,184,360	763	(4,833)	1,180,290	3
Commercial mortgage backed securities	798,047	1,292	(3,876)	795,463	—
Asset backed securities	758,477	3,452	(2,426)	759,503	—
State and municipal obligations	58,380	166	(489)	58,057	—
U.S. government and agency obligations	497,098	43	(20)	497,121	—
Common stocks	1,002	168	(170)	1,000	—
Total	$6,557,340	$14,904	$(24,483)	$6,547,761	$3
(1) Represents the amount of other-than-temporary impairment (“OTTI”) losses in AOCI. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.
As of September 30, 2018 and December 31, 2017, investment securities with a fair value of $41 thousand and $31 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.
As of September 30, 2018 and December 31, 2017, fixed maturity securities comprised approximately 92% and 96%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. As of September 30, 2018 and December 31, 2017, approximately $36.1 million and $61.5 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC, using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	September 30, 2018			December 31, 2017
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$5,579,742	$5,542,705	78%	$4,526,696	$4,519,506	69%
AA	265,650	264,822	4	367,747	368,377	5
A	534,126	529,026	7	595,445	593,421	9
BBB	758,288	754,385	10	1,029,953	1,029,082	16
Below investment grade	36,815	36,613	1	36,497	36,375	1
Total fixed maturities	$7,174,621	$7,127,551	100%	$6,556,338	$6,546,761	100%
As of September 30, 2018 and December 31, 2017, approximately 31% and 37%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	September 30, 2018
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	102	$1,425,735	$(17,711)	94	$750,810	$(15,086)	196	$2,176,545	$(32,797)
Corporate debt securities	61	702,998	(4,979)	21	269,219	(4,300)	82	972,217	(9,279)
Commercial mortgage backed securities	16	255,329	(3,460)	20	151,940	(4,907)	36	407,269	(8,367)
Asset backed securities	27	386,202	(3,626)	15	148,613	(2,973)	42	534,815	(6,599)
State and municipal obligations	12	41,168	(258)	7	14,364	(526)	19	55,532	(784)
U.S. government and agency obligations	24	1,415,908	(248)	—	—	—	24	1,415,908	(248)
Total	242	$4,227,340	$(30,282)	157	$1,334,946	$(27,792)	399	$5,562,286	$(58,074)

Description of Securities	December 31, 2017
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	67	$1,078,412	$(5,833)	89	$664,954	$(6,836)	156	$1,743,366	$(12,669)
Corporate debt securities	55	715,852	(2,161)	23	257,891	(2,672)	78	973,743	(4,833)
Commercial mortgage backed securities	12	183,428	(1,721)	18	119,790	(2,155)	30	303,218	(3,876)
Asset backed securities	23	297,823	(1,466)	18	110,842	(960)	41	408,665	(2,426)
State and municipal obligations	8	17,906	(430)	4	5,891	(59)	12	23,797	(489)
U.S. government and agency obligations	1	49,900	(20)	—	—	—	1	49,900	(20)
Common stocks	1	56	(4)	3	661	(166)	4	717	(170)
Total	167	$2,343,377	$(11,635)	155	$1,160,029	$(12,848)	322	$3,503,406	$(24,483)
As part of ACC’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is primarily attributable to an increase in interest rates as well as slightly wider credit spreads.
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in OCI:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Beginning balance	$—	$—	$—	$46,522
Reductions for securities sold during the period (realized)	—	—	—	(46,715)
Credit losses for which an other-than-temporary impairment was previously recognized	—	—	—	193
Ending balance	$—	$—	$—	$—
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
The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in AOCI:

	Net Unrealized Investment Gains (Losses)	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance at January 1, 2017	$(8,195)	$3,030	$(5,165)
Net unrealized securities gains (losses) arising during the period (1)	25,282	(9,172)	16,110
Reclassification of (gains) losses included in net income	(8,833)	3,091	(5,742)
Balance at September 30, 2017	$8,254	$(3,051)	$5,203	(2)

Balance at January 1, 2018	$(9,579)	$3,952	$(5,627)
Cumulative effect of change in accounting policies	3	(1)	2
Net unrealized securities gains (losses) arising during the period (1)	(37,202)	8,919	(28,283)
Reclassification of (gains) losses included in net income	(292)	61	(231)
Balance at September 30, 2018	$(47,070)	$12,931	$(34,139)	(2)
(1) Net unrealized securities gains (losses) arising during the period include other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Includes $2 thousand and $1.9 million of noncredit related impairments on securities and net unrealized securities gains (losses) on previously impaired securities as of September 30, 2018 and 2017, respectively.
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Gross realized gains	$—	$—	$910	$11,107
Gross realized losses	(93)	(58)	(618)	(2,081)
Other-than-temporary impairments	—	—	—	(193)
Total	$(93)	$(58)	$292	$8,833
Other-than-temporary impairments for the nine months ended September 30, 2017 are related to credit losses on non-agency residential mortgage backed securities.
Available-for-Sale securities by contractual maturity as of September 30, 2018 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$1,808,449	$1,806,278
Due after one year through five years	783,436	775,513
Due after five years through 10 years	—	—
Due after 10 years	210	238
	2,592,095	2,582,029
Residential mortgage backed securities	2,933,704	2,907,915
Commercial mortgage backed securities	950,214	942,452
Asset backed securities	698,608	695,155
Total	$7,174,621	$7,127,551
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
Allowance for Loan Losses
The following table presents a rollforward of the allowance for loan losses for commercial mortgage loans and syndicated loans for the nine months ended and the ending balance of the allowance for loan losses by impairment method:

	September 30,
	2018	2017
	(in thousands)
Beginning balance	$3,283	$3,283
Charge-offs	(163)	—
Provisions	—	—
Ending balance	$3,120	$3,283

Individually evaluated for impairment	$—	$—
Collectively evaluated for impairment	3,120	3,283
The recorded investment in commercial mortgage loans and syndicated loans by impairment method was as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Individually evaluated for impairment	$2,812	$—
Collectively evaluated for impairment	253,137	210,470
Total	$255,949	$210,470
As of September 30, 2018 and December 31, 2017, ACC’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $2.8 million and nil, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to ACC’s total loan balance.
During the three months and nine months ended September 30, 2018, ACC purchased $14.1 million and $71.5 million, respectively, of syndicated loans. During the three months and nine months ended September 30, 2017, ACC purchased $4.3 million and $33.0 million, respectively, of syndicated loans. During the three months and nine months ended September 30, 2018, ACC sold $0.2 million and $6.6 million, respectively, of syndicated loans. During the three months and nine months ended September 30, 2017, ACC sold $2.3 million and $3.5 million, respectively, of syndicated loans.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were nil as of both September 30, 2018 and December 31, 2017. All loans were considered to be performing.
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were nil as of both September 30, 2018 and December 31, 2017. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, ACC reviews the concentrations of credit risk by region and property type.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(in thousands)
East North Central	$5,740	$6,029	5%	5%
East South Central	4,415	4,891	4	4
Middle Atlantic	14,596	11,887	13	11
Mountain	9,973	10,452	9	10
New England	7,442	7,586	7	7
Pacific	33,148	32,386	30	29
South Atlantic	21,839	23,694	20	22
West North Central	6,278	6,706	6	6
West South Central	6,636	6,354	6	6
	110,067	109,985	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$107,726	$107,644
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(in thousands)
Apartments	$27,186	$23,840	25%	21%
Industrial	25,672	25,025	23	23
Mixed use	7,762	4,580	7	4
Office	11,553	11,872	10	11
Retail	35,428	34,934	32	32
Hotel	650	777	1	1
Other	1,816	8,957	2	8
	110,067	109,985	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$107,726	$107,644
Syndicated Loans
The recorded investment in syndicated loans as of September 30, 2018 and December 31, 2017 was $145.9 million and $100.5 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication.
Troubled Debt Restructurings
There were no loans restructured by ACC during the three months and nine months ended September 30, 2018 and 2017. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.
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
Valuation Hierarchy
ACC categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by ACC’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$328,873	$—	$328,873
Available-for-Sale securities:
Residential mortgage backed securities	—	2,863,465	44,450	2,907,915
Corporate debt securities	—	984,068	41,788	1,025,856
Commercial mortgage backed securities	—	942,452	—	942,452
Asset backed securities	—	695,155	—	695,155
State and municipal obligations	—	65,884	—	65,884
U.S. government and agency obligations	1,490,289	—	—	1,490,289
Total Available-for-Sale securities	1,490,289	5,551,024	86,238	7,127,551
Equity securities	497	463	—	960
Equity derivative contracts	—	48,605	—	48,605
Total assets at fair value	$1,490,786	$5,928,965	$86,238	$7,505,989

Liabilities
Stock market certificate embedded derivatives	$—	$12,230	$—	$12,230
Equity derivative contracts	—	38,561	—	38,561
Total liabilities at fair value	$—	$50,791	$—	$50,791

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$51,296	$—	$51,296
Available-for-Sale securities:
Residential mortgage backed securities	—	3,187,617	68,710	3,256,327
Corporate debt securities	—	1,112,949	67,341	1,180,290
Commercial mortgage backed securities	—	795,463	—	795,463
Asset backed securities	—	759,503	—	759,503
State and municipal obligations	—	58,057	—	58,057
U.S. government and agency obligations	497,121	—	—	497,121
Common stocks	545	427	28	1,000
Total Available-for-Sale securities	497,666	5,914,016	136,079	6,547,761
Equity derivative contracts	—	54,346	—	54,346
Total assets at fair value	$497,666	$6,019,658	$136,079	$6,653,403

Liabilities
Stock market certificate embedded derivatives	$—	$9,734	$—	$9,734
Equity derivative contracts	3	46,753	—	46,756
Total liabilities at fair value	$3	$56,487	$—	$56,490

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in thousands)
Balance, July 1, 2018	$51,065	$41,760	$40,000	$12,333	$145,158
Total gains (losses) included in:
Net income	22	(15)	—	—	7	(1)
Other comprehensive income (loss)	42	43	—	—	85
Purchases	20,000	—	—	—	20,000
Settlements	(4,015)	—	—	—	(4,015)
Transfers out of Level 3	(22,664)	—	(40,000)	(12,333)	(74,997)
Balance, September 30, 2018	$44,450	$41,788	$—	$—	$86,238
Changes in unrealized gains (losses) relating to assets held at September 30, 2018	$22	$(15)	$—	$—	$7	(1)

	Available-for-Sale Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in thousands)
Balance, July 1, 2017	$82,214	$143,322	$—	$3,049	$268	$228,853
Total gains (losses) included in:
Net income	5	(124)	—	1	—	(118)	(1)
Other comprehensive income (loss)	(57)	29	—	(9)	35	(2)
Purchases	—	1,313	30,000	—	—	31,313
Settlements	(7,682)	(23,000)	—	—	—	(30,682)
Transfers into Level 3	20,182	—	—	13,195	—	33,377
Transfers out of Level 3	(18,456)	—	—	(3,049)	(161)	(21,666)
Balance, September 30, 2017	$76,206	$121,540	$30,000	$13,187	$142	$241,075
Changes in unrealized gains (losses) relating to assets held at September 30, 2017	$5	$(124)	$—	$1	$—	$(118)	(1)

	Available-for-Sale Securities						Equity Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in thousands)
Balance, January 1, 2018	$68,710	$67,341	$—	$—	$136,051		$28
Total gains (losses) included in:
Net income	(3)	(214)	—	—	(217)	(1)	—
Other comprehensive income (loss)	(444)	(339)	—	—	(783)		—
Purchases	20,000	—	40,000	12,333	72,333		—
Settlements	(18,879)	(25,000)	—	—	(43,879)		—
Transfers out of Level 3	(24,934)	—	(40,000)	(12,333)	(77,267)		(28)
Balance, September 30, 2018	$44,450	$41,788	$—	$—	$86,238		$—
Changes in unrealized gains (losses) relating to assets held at September 30, 2018	$55	$(46)	$—	$—	$9	(1)	$—

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in thousands)
Balance, January 1, 2017	$153,183	$154,156	$—	$30,788	$717	$338,844
Total gains (losses) included in:
Net income	94	(348)	—	2	64	(188)	(2)
Other comprehensive income (loss)	105	(249)	—	1	263	120
Purchases	65,138	13,481	30,000	—	—	108,619
Sales	—	—	—	—	(151)	(151)
Settlements	(29,077)	(45,500)	—	—	—	(74,577)
Transfers into Level 3	20,182	—	—	16,232	3,568	39,982
Transfers out of Level 3	(133,419)	—	—	(33,836)	(4,319)	(171,574)
Balance, September 30, 2017	$76,206	$121,540	$30,000	$13,187	$142	$241,075
Changes in unrealized gains (losses) relating to assets held at September 30, 2017	$(7)	$(345)	$—	$1	$—	$(351)	(1)
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets:

	September 30, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$41,786	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9% - 1.2%	1.0%

	December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$67,338	Discounted cash flow	Yield/spread to U.S. Treasuries	0.8% - 1.1%	0.9%
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
Derivatives
The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both September 30, 2018 and December 31, 2017. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
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

	September 30, 2018
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$145,103	$—	$140,433	$4,941	$145,374
Commercial mortgage loans	107,726	—	—	105,966	105,966
Certificate loans	245	—	245	—	245
Financial Liabilities
Certificate reserves	$7,335,148	$—	$—	$7,302,672	$7,302,672

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2017
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$99,543	$—	$95,769	$4,242	$100,011
Commercial mortgage loans	107,644	—	—	107,670	107,670
Certificate loans	433	—	433	—	433
Financial Liabilities
Certificate reserves	$6,390,590	$—	$—	$6,374,247	$6,374,247
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	September 30, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$48,605	$—	$48,605	$(38,561)	$(10,044)	$—
Total	$48,605	$—	$48,605	$(38,561)	$(10,044)	$—

	December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$54,346	$—	$54,346	$(46,753)	$(6,883)	$710
Total	$54,346	$—	$54,346	$(46,753)	$(6,883)	$710
 (1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	September 30, 2018
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$38,561	$—	$38,561	$(38,561)	$—	$—
Total	$38,561	$—	$38,561	$(38,561)	$—	$—

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$46,753	$—	$46,753	$(46,753)	$—	$—
Exchange-traded	3	—	3	—	—	3
Total	$46,756	$—	$46,756	$(46,753)	$—	$3
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
When the fair value of collateral accepted by ACC is less than the amount due to ACC, there is a risk of loss if the counterparty fails to perform or provide additional collateral. To mitigate this risk, ACC monitors collateral values regularly and requires additional collateral when necessary. When the value of collateral pledged by ACC declines, it may be required to post additional collateral.
Cash collateral accepted by ACC is reflected in other liabilities. See Note 7 for additional disclosures related to ACC’s derivative instruments.
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
ACC uses derivatives as economic hedges of equity risk related to Stock Market Certificates (“SMC”). ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	September 30, 2018			December 31, 2017
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Equity contracts(1)	$828,140	$48,605	$38,561	$871,895	$54,346	$46,756
Embedded derivatives
Stock market certificates(2)	N/A	—	12,230	N/A	—	9,734
Total derivatives	$828,140	$48,605	$50,791	$871,895	$54,346	$56,490
N/A Not applicable

(1)	The gross fair value of equity contracts is included in Derivative assets and Derivative liabilities on the Consolidated Balance Sheets.

(2)	The gross fair value of SMC embedded derivatives is included in Certificate reserves on the Consolidated Balance Sheets.
See Note 5 for additional information regarding ACC’s fair value measurement of derivative instruments.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
		(in thousands)
Equity contracts
Stock market certificates	Net provision for certificate reserves	$1,898	$956	$2,412	$2,975
Stock market certificates embedded derivatives	Net provision for certificate reserves	(1,904)	(1,024)	(2,357)	(2,889)
Total		$(6)	$(68)	$55	$86
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
Ameriprise Step-Up Rate Certificates (“SRC”) offer the ability to step up to a higher crediting rate based upon the then-current rate for a new SRC with the same term. ACC does not currently hedge the interest rate risk related to the SRC product. The SRC product contains an embedded derivative which was not material as of both September 30, 2018 and December 31, 2017.
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
9.  Shareholder’s Equity
The following table provides information related to amounts reclassified from AOCI:

Accumulated Other Comprehensive Income (Loss) Reclassification	Location of (Gain) Loss Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
		(in thousands)
Unrealized net (gains) losses on Available-for-Sale securities	Net realized gain (loss) on investments	$93	$58	$(292)	$(8,833)
Tax expense (benefit)	Income tax expense (benefit)	(20)	(21)	61	3,091
Net of tax		$73	$37	$(231)	$(5,742)

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

During the three months and nine months ended September 30, 2018, ACC received cash contributions from Ameriprise Financial of $12 million and $15 million. During the three months and nine months ended September 30, 2017, ACC received cash contributions from Ameriprise Financial of nil and $5 million, respectively. ACC received these contributions to maintain compliance with capital requirements due to growth of the business, and these contributions were outside of the Capital Support Agreement between Ameriprise Financial and ACC. See additional discussion on the Capital Support Agreement in ACC’s 2017 10-K.
ACC did not pay any dividends to Ameriprise Financial during the three months and nine months ended September 30, 2018. During both the three months and nine months ended September 30, 2017, ACC paid dividends to Ameriprise Financial of $5 million.
10.  Income Taxes
In December of 2017, the Tax Act reduced federal income tax rates from 35% to 21% for tax years after 2017. ACC’s effective tax rate was 26.5% and 32.8% for the three months ended September 30, 2018 and 2017, respectively. ACC’s effective tax rate was 25.7% and 35.4% for the nine months ended September 30, 2018 and 2017, respectively. The lower effective tax rates for the three months and nine months ended September 30, 2018 compared to the prior year periods are primarily due to the reduced income tax rate offset by higher state taxes and taxes applicable to prior years. The effective tax rates for the three months and nine months ended September 30, 2018 are higher than the statutory rate primarily as a result of state income taxes.
As of December 31, 2017, ACC had not fully completed its accounting for the tax effects of the enactment of the Tax Act. However, ACC was able to provide reasonable estimates of the Tax Act’s impact; accordingly, the Company recorded a provisional tax amount of $3 million to remeasure certain deferred tax assets and liabilities as of December 31, 2017. In the third quarter of 2018, ACC finalized its accounting related to the Tax Act and determined no adjustments were necessary.
ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of both September 30, 2018 and December 31, 2017.
As of September 30, 2018 and December 31, 2017, ACC had $3.4 million and $2.5 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $2.7 million and $2.0 million, net of federal tax benefits, of the unrecognized tax benefits as of September 30, 2018 and December 31, 2017, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. ACC estimates that the total amount of gross unrecognized tax benefits may decrease by $94 thousand in the next 12 months primarily due to state exams.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized a net increase of $33 thousand and $85 thousand in interest and penalties for the three months and nine months ended September 30, 2018, respectively. ACC recognized a net increase of $18 thousand and a net decrease of $100 thousand in interest and penalties for the three months and nine months ended September 30, 2017, respectively. As of September 30, 2018 and December 31, 2017, ACC had a payable of $177 thousand and $92 thousand, respectively, related to accrued interest and penalties.
ACC files income tax returns as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial in the U.S. federal jurisdiction and various states jurisdictions. In the first quarter of 2018, Ameriprise Financial received cash settlements for final resolution of the 2008 through 2010 Internal Revenue Service (“IRS”) audits. In the third quarter of 2018, Ameriprise Financial reached an agreement with IRS appeals to resolve the 2012 and 2013 audit. Accordingly, Ameriprise Financial’s IRS audits are effectively settled through 2013. The IRS is currently auditing Ameriprise Financial’s U.S. income tax returns for 2014 and 2015. Ameriprise Financial’s or its subsidiaries’, including ACC’s, state income tax returns are currently under examination by various jurisdictions for years ranging from 2009 through 2016.

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
Results of Operations for the Nine Months Ended September 30, 2018 and 2017
ACC’s net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income trends occur largely due to changes in returns on ACC’s investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles (“GAAP”).
Net income decreased $1.7 million, or 5%, to $33.5 million for the nine months ended September 30, 2018 compared to $35.2 million for the prior year period primarily due to higher net provision for certificate reserves and investment expenses and lower net realized gains on investments in the current year period, partially offset by higher investment income and lower income tax expense in the current year period.
Investment income increased $26.6 million, or 25%, to $132.6 million for the nine months ended September 30, 2018 compared to $106.0 million for the prior year period reflecting higher average investment balances from certificate net inflows and an increase in the average invested asset yield.
Investment expenses increased $3.5 million, or 13%, to $31.4 million for the nine months ended September 30, 2018 compared to $27.9 million for the prior year period primarily due to volume-driven increases in distribution, investment advisory and transfer agent fees.
Net provision for certificate reserves increased $24.2 million, or 75%, to $56.6 million for the nine months ended September 30, 2018 compared to $32.4 million for the prior year period due to higher average certificate balances from certificate net inflows and higher average client crediting rates.
Net realized gain on investments before income taxes was $0.5 million for the nine months ended September 30, 2018 compared to net realized gain on investments before income taxes of $8.9 million for the prior year period. Net realized gain on investments for the nine months ended September 30, 2018 included net realized gains from sales, tenders and calls of Available-for-Sale securities of $0.3 million and net realized gains from sales of syndicated loans of $0.2 million. Net realized gain on investments for the nine months ended September 30, 2017 included net realized gains from sales, tenders and calls of Available-for-Sale securities of $9.0 million primarily due to the sale of non-agency residential mortgage backed securities as well as common stock, partially offset by other-than-temporary impairments of $0.2 million. The other-than-temporary impairments for the nine months ended September 30, 2017 related to credit losses on non-agency residential mortgage backed securities.
ACC’s effective tax rate was 25.7% for the nine months ended September 30, 2018 compared to 35.4% for the prior year period. In December of 2017, the Tax Act reduced federal income tax rates from 35% to 21% for tax years after 2017. The lower effective tax rate for the nine months ended September 30, 2018 compared to the prior year period is primarily due to the reduced income tax rate offset by higher state taxes and taxes applicable to prior years.

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
ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2018.
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

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date:	November 5, 2018	By:	/s/ Abu M. Arif
Abu M. Arif
Chief Executive Officer

Date:	November 5, 2018	By:	/s/ Jason S. Bartylla
Jason S. Bartylla
Chief Financial Officer