Form 10-K
period 2018-12-31
AMERIPRISE CERTIFICATE CO
filed 2019-02-27
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 30 OF THE INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [Not applicable]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 26, 2019
Common Stock (par value $10 per share)	150,000 shares
All outstanding shares of the registrant are directly owned by Ameriprise Financial, Inc.
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY
FORM 10-K

Ameriprise Certificate Company

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
ACC is registered as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”) and is in the business of issuing face-amount investment certificates. Face-amount certificates issued by ACC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by ACC, at its discretion. ACC’s certificates are distributed and sold solely by Ameriprise Financial Services, Inc. (“AFSI”), an affiliate of ACC. AFSI is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.
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

•	Twenty year maturity.

3.	Ameriprise Installment Certificate

•	Installment payment certificate that declares interest rates in advance for a three-month period.

•	Currently sold without a sales charge.

•	Currently premature surrenders incur surrender charges.

•	Available as qualified investments for IRAs, 401(k) plans, and other qualified retirement plans.

•	Current policy is to re-evaluate the certificate product interest crediting rates weekly to respond to marketplace changes.

•	As of the date of this report, ACC has set a fixed rate of 1.45% for new sales.

•	Intended to help clients save systematically and may compete with passbook savings and NOW accounts.

•	Ten year maturity.

4.	Ameriprise Stock Market Certificate

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
Regulation
ACC is required to maintain cash and “qualified assets” meeting the standards of Section 28(b) of the 1940 Act, as modified by an exemptive order of the Securities and Exchange Commission (“SEC”). The amortized cost of such investments must be at least equal to ACC’s net liabilities on all outstanding face-amount certificates plus $250,000. ACC’s qualified assets consist of cash equivalents, residential mortgage backed securities, syndicated loans and commercial mortgage loans, U.S. government and government agency securities, municipal bonds, corporate bonds, equity securities, equity index options and other securities meeting specified standards. So long as ACC wishes to rely on the SEC order, as a condition to the order, ACC has agreed to maintain an amount of unappropriated retained earnings and capital equal to at least 5% of certificate reserves (less outstanding certificate loans). To the extent that payment of a dividend would decrease the capital ratio below the required 5%, payment of a dividend would be restricted. In determining compliance with this condition, qualified assets are valued in accordance with the provisions of Minnesota Statutes where such provisions are applicable.
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
In addition, upon conversion of ACC’s affiliate Ameriprise National Trust Bank into a federal savings bank (“Ameriprise Bank”), Ameriprise Financial will be subject to ongoing supervision by the Board of Governors for the Federal Reserve System (“FRB”), including supervision and prudential standards, such as capital, liquidity and operational risk monitoring by management. In order to maintain Ameriprise Financial’s permission under applicable bank holding company laws and regulations to engage in business activities other than banking or activities closely related to banking, each of Ameriprise Financial and Ameriprise Bank will need to remain “well-capitalized” and “well-managed” under applicable regulations, and Ameriprise Bank must receive at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act. Failure to meet one or more of these requirements would mean, depending on the requirements not met and any accord then reached with the FRB, that until cured Ameriprise Financial (and therefore ACC) could not undertake new activities, continue certain activities, or make certain acquisitions. As a subsidiary of Ameriprise Financial, ACC will (absent exclusion or exemption) be required to comply with investment limitations on its portfolio and other limitations under applicable banking laws, including what is commonly referred to as the Volcker Rule. Compliance with bank holding company laws and regulation could impact the structure and availability of certain of our products and our costs in providing those products. Costs of compliance may be driven by how these laws and regulations and the scale of Ameriprise Bank evolves over the course of time.
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
The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) called for sweeping changes in the supervision and regulation of the financial services industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide greater protections to individual consumers and investors.
Accordingly, while certain elements of these reforms could be changed under the Trump administration (such as through the May 2018 legislation that loosened aspects of the Dodd-Frank Act), the Dodd-Frank Act has impacted and is expected to further impact the manner in which ACC markets its products and services, manages itself and its operations and interacts with regulators, all of which could materially impact ACC’s results of operations, financial condition and liquidity. Moreover, to the extent the Dodd-Frank Act or other new regulation of the financial services industry impacts the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom ACC transacts business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with ACC.
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
ACC operates in a regulated industry. As a registered investment company, ACC must observe certain governance, disclosure, record-keeping, marketing, privacy, data protection and other operating requirements. Various regulatory and governmental bodies have the authority to review ACC’s products and business practices and to bring regulatory or other legal actions against ACC if, in their view, ACC’s practices are improper. Any enforcement actions, investigations or other proceedings brought against ACC or its directors or employees of its affiliates by its regulators may result in fines, injunctions or other disciplinary actions that could harm ACC’s reputation or impact ACC’s results of operations. In addition, any changes to the laws and regulations applicable to ACC’s business such as possible changes brought about by any Department of Labor applicable regulation as well as state and other fiduciary rules, the SEC best interest standards, or similar standards such as the Certified Financial Planner Board standards pertaining to the fiduciary status of investment advice providers to retirement investors (primarily account holders in 401(k) plans and IRAs and other types of ERISA clients) and related issues. Each of these has a potential impact regarding how ERISA investment advice fiduciaries and others can provide products manufactured by affiliates to, or engage in certain principal transactions with, retirement investors, including incremental requirements, costs and risks that may be imposed on ACC as a result of such changes, may affect the operations and financial condition of ACC. In addition, upon conversion of Ameriprise Bank into a federal savings bank, Ameriprise Financial will be subject to ongoing supervision by the FRB. As a subsidiary of Ameriprise Financial, ACC will (absent exclusion or exemption) be required to comply with certain limits on its activity, including investment limitations on its portfolio and other limitations under applicable banking laws, including what is commonly referred to as the Volcker Rule. Failure to meet one or more of certain requirements and regulations would mean, depending on the requirements not met and any accord then reached with the FRB, that until cured Ameriprise Financial (and therefore ACC) could not undertake new activities, continue certain activities, or make certain acquisitions.
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
ACC prepares its financial statements in accordance with GAAP. The Financial Accounting Standards Board, the SEC and other regulators often change the financial accounting and reporting standards governing the preparation of ACC’s financial statements. In addition, the conduct of ACC’s independent registered public accounting firm is overseen by the Public Company Accounting Oversight Board (“PCAOB”). These and other regulators may make additional inquiries regarding, or change their application of, existing laws and regulations regarding ACC’s independent auditor, financial statements or other financial reports and the possibility of such additional inquiries or changes is increasing in frequency in connection with broader market reforms. These changes are difficult to predict, and could impose additional governance, internal control and disclosure demands. In some cases, ACC could be required to apply a new or revised standard retroactively, resulting in ACC restating prior period financial statements. It is possible that the changes could have a material adverse effect on ACC’s financial condition and results of operations. For example, PricewaterhouseCoopers LLP (“PwC”) informed ACC that it has identified a potential issue related to its independence under Rule 2-01(c)(1)(ii)(A) of Regulation S-X (referred to as the “Loan Rule”). The Loan Rule prohibits accounting firms, such as PwC, from being deemed independent if they have certain financial relationships with their audit clients or certain affiliates of those clients. Pursuant to the SEC’s application of the Loan Rule, PwC has advised ACC that certain relationships between PwC and its lenders who also are record owners of various funds in the Columbia Threadneedle family of funds (collectively, the “Columbia Threadneedle Funds”) or certain other entities within the Ameriprise Financial investment company complex, may implicate the Loan Rule. On June 20, 2016, the Staff of the SEC issued a “no-action” letter confirming that it would not recommend that the SEC commence enforcement action against an unrelated fund that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. The SEC Staff stated that the relief under the letter was temporary and would expire 18 months after the issuance of the letter and on September 22, 2017 the SEC subsequently issued a letter extending the no-action relief until the SEC amends the Loan Rule to address concerns expressed in the no-action letter. On May 2, 2018, the SEC proposed amendments to the Loan Rule, which, if adopted as proposed, would refocus the analysis that must be conducted to determine whether an audit firm is independent when the audit firm has a lending relationship with certain shareholders of an audit firm client at any time during an audit or professional engagement period. However, these amendments have not yet been finalized. If it was determined that PwC was not independent, or ACC does not receive some form of exemptive relief, among other things, the financial statements audited by PwC and the interim financial statements reviewed by PwC may have to be audited and reviewed, respectively, by another independent registered public accounting firm. PwC has advised us that, based on its knowledge and analyses of ACC’s facts and circumstances, it is not aware of any facts that would preclude reliance by ACC, its affiliates and other entities within the Ameriprise Financial investment company complex on the no-action letter. PwC has also affirmed to ACC that they are able to exercise objective and impartial judgment in their audits of ACC, its affiliates and the Columbia Threadneedle Funds, are independent accountants within the meaning of PCAOB Rule 3520 Auditor Independence and in their view can continue to serve as ACC’s independent registered public accounting firm. ACC has considered disclosures made to it by PwC of lending relationships described by PwC, PwC’s representation that it is independent within the meaning of the PCAOB Rule 3520, and representations made to the ACC Audit Committee by PwC that PwC believes that a reasonable investor possessing all the facts regarding the lending relationships and audit relationships would conclude that PwC is able to exhibit the requisite objectivity and impartiality to report on ACC’s financial statements as the independent registered public accounting firm. Based on the foregoing, ACC does not believe that PwC is incapable of exercising objective and impartial judgment with respect to audit services provided to ACC.
Defaults in ACC’s fixed maturity securities portfolio could adversely affect ACC’s earnings.
Issuers of the fixed maturity securities owned by ACC may default on principal and interest payments. As of December 31, 2018, 2% of ACC’s invested assets had ratings below investment grade. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment grade ratings, which could default on their debt obligations.

The elimination of London Inter-Bank Offered Rate (“LIBOR”) may adversely affect the interest rates on and value of certain derivatives and floating rate securities ACC holds, the activities ACC conducts, and any other assets or liabilities whose value is tied to LIBOR.
On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. However, it remains unclear if, how and in what form, LIBOR will continue to exist. Actions by regulators have resulted in the establishment of alternative reference rates to LIBOR in most major currencies. The U.S. Federal Reserve, based on the recommendations of the New York Federal Reserve’s Alternative Reference Rate Committee (constituted of major derivative market participants and their regulators), has begun publishing a Secured Overnight Funding Rate (“SOFR”) which is intended to replace U.S. dollar LIBOR, and SOFR-based investment products have been issued in the U.S. Proposals for alternative reference rates for other currencies have also been announced or have already begun publication. Markets are slowly developing in response to these new rates and questions around liquidity in these rates and how to appropriately adjust these rates to eliminate any economic value transfer at the time of transition remain a significant concern for ACC and others in the marketplace. The effect of any changes or reforms to LIBOR or discontinuation of LIBOR on new or existing financial instruments to which ACC has exposure or the activities in its business will vary depending on: (i) existing fallback provisions in individual contracts; and (ii) whether, how, and when industry participants develop and widely adopt new reference rates and fallbacks for both legacy and new products or instruments. Accordingly, it is difficult to predict the full impact of the transition away from LIBOR on certain derivatives and floating rate securities ACC holds, the activities ACC conducts in its business, and any other assets or liabilities (as well as contractual rights and obligations) whose value is tied to LIBOR. The value or profitability of these products and instruments, and ACC’s costs of operations, may be adversely affected until new reference rates and fallbacks for both legacy and new products, instruments and contracts are commercially accepted.
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
ACC invests a portion of its assets in privately placed fixed income securities and mortgage loans, which are relatively illiquid. ACC’s investment manager periodically reviews ACC’s private placement investments using adopted standards to categorize such investments as liquid or illiquid. As of December 31, 2018, mortgage loans and private placement fixed income securities that have been categorized as illiquid represented approximately 2% of the carrying value of ACC’s investment portfolio. If ACC requires significant amounts of cash on short notice in excess of its normal cash requirements, ACC may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than it would otherwise have been able to realize, or both, which could have an adverse effect on ACC’s financial condition and results of operations.
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
The ability of ACC to market and sell its products is highly dependent upon external perceptions of ACC’s and its affiliates’ level of service, business practices and financial condition. Damage to the reputation of ACC or its affiliates could cause significant harm to the business and prospects of ACC. Reputational damage may arise from numerous sources including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, any perceived or actual weaknesses in ACC’s financial strength or liquidity, technological, cybersecurity, or other security breaches resulting in improper disclosure of client or employee personal information, unethical or improper behavior and the misconduct of employees of its affiliates, AFSI’s advisors and counterparties. Negative perceptions or publicity regarding these matters could damage ACC’s or its affiliates’ reputation among existing and potential customers, investors, employees of ACC’s affiliates and affiliated advisors. Adverse developments with respect to the financial industry may also, by association, negatively impact ACC’s reputation or result in greater regulatory or legislative scrutiny or litigation against ACC.
ACC’s reputation is also dependent on its continued identification of and mitigation against conflicts of interest, including those relating to the activities of its affiliated entities. For example, conflicts may arise between ACC’s position as a manufacturer of certificate products and the position of an ACC affiliate, AFSI, as the distributor of these products. ACC and its affiliated entities have procedures and controls in place that are designed to address conflicts of interest. However, identifying and appropriately dealing with conflicts of interest is complex and ACC’s reputation could be damaged if it fails, or appears to fail, to deal appropriately with conflicts of interest. In addition, the SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. It is possible that potential or perceived conflicts could give rise to litigation or enforcement actions. Also, it is possible that the regulatory scrutiny of, and litigation in connection with, conflicts of interest will make ACC’s clients less willing to enter into transactions in which such a conflict may occur, which would adversely affect ACC’s business.
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
On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”) was enacted. The Tax Act is complex and materially changes U.S. corporate income tax rates, imposes significant additional limitations on the deductibility of interest and net operating losses, allows for the expensing of certain capital expenditures, and puts into effect a number of changes impacting operations outside of the United States to shift from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base).
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
The business of ACC and its affiliates is reliant upon internal and third-party technology systems and networks to process, transmit and store information, including sensitive client and proprietary information, and to conduct business activities and transactions with clients, AFSI’s advisors, vendors and other third parties. Maintaining the security and integrity of this information and these systems and networks, and appropriately responding to any cybersecurity and privacy incidents (including attempts), is critical to the success of ACC’s business operations, including its reputation, the retention of clients, and to the protection of ACC’s proprietary information and ACC’s clients’ personal information. To date, neither ACC nor its affiliates have experienced any material breaches of nor interference with these centrally controlled systems and networks, however, ACC and its affiliates routinely face and address such threats. For example, the cybersecurity and technological threats experienced by ACC and its affiliates have included phishing and spear phishing scams, social engineering attacks, account takeovers, introductions of malware, attempts at electronic break-ins and the submission of fraudulent payment requests. The number of attempted phishing attacks increased substantially in 2018, and ACC does not expect a reduction in the future as they are low-cost scams for their purveyors. Any successful breaches or interference (as well as attempted breaches or interferences) by third parties or by employees of our affiliates (as well as AFSI’s independent franchisee advisors) that may occur in the future could have a material adverse impact on ACC’s business, reputation, financial condition or results of operations.
ACC and its affiliates have implemented and maintain security measures designed to protect against breaches of corporate security and other interference with corporate systems and networks resulting from attacks by third parties, including hackers, and from employee error or malfeasance. ACC’s affiliates have implemented policies that require AFSI’s independent franchisee advisors who locally control their own technology operations to do the same. ACC and its affiliates also contractually require third-party vendors, who in the provision of services to ACC and its affiliates are provided with access to systems and information pertaining to ACC’s business or its clients, to meet certain physical and information security standards. ACC’s affiliates recommend through policies that AFSI’s independent franchisee advisors do the same with their facilities, systems and third-party vendors. The ever-increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity threats. As these threats, and government and regulatory oversight of associated risks, continue to evolve, ACC may be required to expend additional resources to enhance or expand upon the security and response measures ACC and its affiliates (as well as certain parties we do not control) currently maintain.
Despite the measures ACC and its affiliates have taken and may in the future take to address and mitigate cybersecurity, privacy and technology risks, ACC cannot assure that the systems and networks of ACC and its affiliates will not be subject to successful attacks, breaches or interference. Nor can ACC assure that parties its affiliates do not control will comply with ACC’s policies and procedures in this regard. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of ACC’s proprietary information or ACC’s clients’ personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of clients or other damage to ACC’s business. Even if ACC successfully protects its technology infrastructure and the confidentiality of sensitive data and conducts appropriate incident response, ACC may incur significant expenses in connection with the responses to any such attacks as well as the adoption, implementation and maintenance of appropriate security measures. ACC could also suffer harm to its business and reputation if attempted security breaches are publicized regardless of whether or not harm was actually done to any client or client information. ACC cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in ACC’s systems or third-party systems ACC uses, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks used in connection with ACC’s products and services.
Protection from system interruptions and operating errors is important to ACC’s business. If ACC experiences a sustained interruption to ACC’s telecommunications or data processing systems, or other failure in operational execution, it could harm ACC’s business.
Operating errors and system or network interruptions could delay and disrupt ACC’s ability to develop, deliver or maintain products and services, or to operate compliance or risk management functions, causing harm to ACC’s business and reputation and resulting in loss of clients or revenue. Interruptions could be caused by operational failures arising from service provider or employee error or malfeasance, interference by third parties, including hackers, ACC’s implementation of new technology, as well as from maintenance of existing technology. ACC’s financial, accounting, data processing or other operating systems and facilities may fail to operate or report data properly, experience connectivity disruptions or otherwise become disabled as a result of events that are wholly or partially beyond ACC’s control, adversely affecting ACC’s ability to process transactions or provide products and services to clients. These interruptions can include fires, floods, earthquakes and other natural disasters, power losses, equipment failures, attacks by third parties, failures of internal or vendor personnel, software, equipment or systems and other events beyond ACC’s control. Further, ACC faces the risk of operational failure (including, without limitation, failure caused by an inaccuracy, untimeliness or other deficiency in data reporting), technical or security failures, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other financial intermediaries that ACC uses to facilitate or are component providers to ACC’s securities transactions and other product manufacturing and distribution activities. Any such failure, termination or constraint or flawed response could adversely impact ACC’s ability to effect transactions, service clients, manage exposure to risk, or otherwise achieve desired outcomes.
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
Frequency and amount of capital transactions with Ameriprise Financial during the past two years were (in millions):

	Dividends to Ameriprise Financial	Receipt of Capital from Ameriprise Financial
For the year ended December 31, 2018
June 29, 2018	$—	$3.0
July 31, 2018	—	5.0
August 31, 2018	—	5.0
September 27, 2018	—	2.0
October 30, 2018	—	5.0
November 19, 2018	—	5.0
December 21, 2018	—	7.5
Total	$—	$32.5

For the year ended December 31, 2017
January 30, 2017	$—	$5.0
September 29, 2017	5.0	—
December 28, 2017	10.0	—
Total	$15.0	$5.0
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
Item 6.  Selected Financial Data
Item omitted pursuant to General Instructions (I)(2)(a) of Form 10-K.

Item 7.  Management’s Narrative Analysis
The following information should be read in conjunction with the accompanying audited consolidated financial statements and related notes included elsewhere in this report. The following discussion may contain forward-looking statements that reflect Ameriprise Certificate Company’s (“ACC’s”) plans, estimates and beliefs. ACC’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below under the heading “Forward-Looking Statements” and elsewhere in this report, particularly in “Item 1A-Risk Factors.” Management’s narrative analysis is presented pursuant to General Instructions I(2)(a) of Form 10-K in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Net income increased $1.2 million, or 3%, to $45.2 million for the year ended December 31, 2018 compared to $44.0 million for the prior year primarily due to higher investment income and lower income tax expense, partially offset by increases in the net provision for certificate reserves and investment expenses and lower net realized gains on investments.
Investment income increased $43.6 million, or 30%, to $188.7 million for the year ended December 31, 2018 compared to $145.1 million for the prior year reflecting higher average investment balances from certificate net inflows and an increase in the average invested asset yield.
Investment expenses increased $5.8 million, or 15%, to $43.3 million for the year ended December 31, 2018 compared to $37.5 million for the prior year primarily due to volume-driven increases in distribution, investment advisory and transfer agent fees.
Net provision for certificate reserves increased $39.1 million, or 86%, to $84.6 million for the year ended December 31, 2018 compared to $45.5 million for the prior year primarily due to higher average certificate balances from certificate net inflows and higher average client crediting rates.
Net realized gain on investments before income taxes was $0.1 million for the year ended December 31, 2018 compared to a net realized gain on investments of $12.0 million for the prior year. Net realized gain on investments for the prior year included net realized gains from sales, tenders and calls of Available-for-Sale securities of $12.2 million, partially offset by other-than-temporary impairments of $0.2 million. The other-than-temporary impairments for the year ended December 31, 2017 related to credit losses on non-agency residential mortgage backed securities.
The effective tax rate was 25.8% for the year ended December 31, 2018 compared to 40.7% for the year ended December 31, 2017. In December of 2017, the Tax Act reduced federal income tax rates from 35% to 21% for tax years after 2017. The lower effective tax rate for the year ended December 31, 2018 compared to the prior year period was primarily due to the reduced income tax rate.
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
ACC primarily invests in mortgage and asset backed securities and U.S. government and corporate debt securities to provide its certificate owners with a competitive rate of return on their certificates while managing risk. These investments provide ACC with a historically dependable and targeted margin between the interest rate earned on investments and the interest rate credited to certificate owners’ accounts. ACC does not invest in securities to generate short-term trading profits for its own account.
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
The following tables present ACC’s estimate of the pretax impact of these hypothetical market movements as of December 31, 2018:

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in thousands)
Certificates	$16,927	N/A	$16,927
N/A Not Applicable.

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in thousands)
Certificates	$2,449	$(2,461)	$(12)
The above results compare to an estimated positive impact to pretax income of $1.7 million related to a 100 basis point increase in interest rates and an estimated positive impact of $50 thousand related to a 10% equity price decline as of December 31, 2017. The change in the impact from a 100 basis point increase in interest rates compared to the prior year was primarily driven by updated assumptions for future product pricing and client behavior, the implementation of a shorter duration strategy, and overall growth in the balance sheet.
Actual results could differ materially from those illustrated above as they are based on a number of estimates and assumptions. These include assuming that implied market volatility does not change when equity prices fall by 10%, the composition of invested assets and liabilities does not change in the 12 month period following the hypothetical market decline and that the 100 basis point increase in interest rates is a parallel shift in the yield curve. Furthermore, ACC has not tried to anticipate actions management might take to increase revenues or reduce expenses in these scenarios.
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

ACC guarantees an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed income securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although ACC monitors its investment strategy and makes modifications based on changing liabilities and the expected interest rate environment. ACC had $7.4 billion in reserves included in certificate reserves on the Consolidated Balance Sheet at December 31, 2018 to cover the liabilities associated with these products. ACC also has interest rate risk from its Step-Up Rate Certificates, which was not material as of December 31, 2018.
ACC has equity price risk from its Stock Market Certificates. Stock Market Certificates are purchased for amounts generally from $1,000 to $2 million for terms of 52 weeks, 104 weeks or 156 weeks which can be extended to a maximum of 15 years depending on the term. For each term the certificate holder can choose to participate 100% in any percentage increase in the S&P 500® Index up to a maximum return or choose partial participation in any increase in the S&P 500® Index plus a fixed rate of interest guaranteed in advance. If partial participation is selected, the total of equity-linked return and guaranteed rate of interest cannot exceed the maximum return. ACC had $482.0 million in reserves included in certificate reserves on the Consolidated Balance Sheet at December 31, 2018 to cover the liabilities associated with these products.
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
ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2018.

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
Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.
Item 14.  Principal Accountant Fees and Services
The Board of Directors of ACC, at the recommendation of its Audit Committee, has appointed PricewaterhouseCoopers LLP (“PwC”) as independent registered public accountants to audit the consolidated financial statements of ACC for the years ended December 31, 2018, 2017 and 2016.
Audit Fees
The aggregate fees billed or to be billed by PwC for each of the last two years for professional services rendered for the audit of ACC’s annual consolidated financial statements and services that were provided in connection with statutory and regulatory filings were $149,000 for both 2018 and 2017.
Audit-Related Fees, Tax Fees, All Other Fees
ACC was not billed by PwC for any fees for audit-related services, tax fees or any other fees for 2018 or 2017.
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
In both 2018 and 2017, 100% of the services provided by PwC for ACC were pre-approved by the Audit Committee of Ameriprise Financial.

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

3(b)	By-Laws of Ameriprise Certificate Company, filed electronically on or about November 5, 2010 as Exhibit 3(b) to Registrant’s Form 10-Q, are incorporated herein by reference.
10(a)*	Amended and Restated Investment Advisory and Services Agreement, dated December 1, 2018, between Registrant and Columbia Management Investment Advisers, LLC.
10(b)
Distribution Agreement, dated December 31, 2006, between Registrant and Ameriprise Financial Services, Inc. filed electronically on or about February 26, 2007 as Exhibit 1 to Post-Effective Amendment No. 35 to Registration Statement No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference.

10(c)
Amendment to the Distribution Agreement, dated January 25, 2018, between Registrant and Ameriprise Financial Services, Inc. filed electronically on or about February 23, 2018 as Exhibit 10(c) to Registrant’s Form 10-K is incorporated by reference.

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

10(l)
Federal Income Tax Sharing Agreement between or among Ameriprise Financial, Inc. and certain subsidiaries, including the Registrant, effective December 10, 2013 filed electronically on or about February 23, 2018 as Exhibit 10(l) to Registrant’s Form 10-K is incorporated by reference.

Exhibit	Description

10(m)
State Income Tax Sharing Agreement between or among Ameriprise Financial, Inc. and certain subsidiaries, including the Registrant, effective December 10, 2013 filed electronically on or about February 23, 2018 as Exhibit 10(m) to Registrant’s Form 10-K is incorporated by reference.

10(n)
Supplemental Tax Sharing Agreement between Ameriprise Financial, Inc. and the Registrant effective December 10, 2013 filed electronically on or about February 23, 2018 as Exhibit 10(n) to Registrant’s Form 10-K is incorporated by reference.

14(a)*	Code of Ethics under Rule 17j-1 for Ameriprise Certificate Company effective May 21, 2014.
14(b)*	Code of Ethics adopted under Rule 17j-1 for Registrant’s investment adviser, dated December 2018.
14(c)*	Code of Ethics under Rule 17j-1 for Registrant’s underwriter, as revised July 1, 2018.
24*	Directors’ Power of Attorney, dated February 28, 2018.
31.1*	Certification of Abu M. Arif pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Jason S. Bartylla pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of Abu M. Arif and Jason S. Bartylla pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed electronically herewithin.
Item 16. Form 10-K Summary
None

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE CERTIFICATE COMPANY
Registrant

Date:	February 26, 2019	By	/s/ Abu M. Arif
Abu M. Arif Director, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date:	February 26, 2019	By	/s/ Abu M. Arif
Abu M. Arif Director, President and Chief Executive Officer (Principal Executive Officer)

Date:	February 26, 2019	By	/s/ Jason S. Bartylla
Jason S. Bartylla Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 26, 2019	By	/s/ David K. Stewart
David K. Stewart Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Date:	February 26, 2019	By	/s/ Jean B. Keffeler*
Jean B. Keffeler Director

Date:	February 26, 2019	By	/s/ Karen M. Bohn*
Karen M. Bohn Director

Date:	February 26, 2019	By	/s/ Lorna P. Gleason*
Lorna P. Gleason Director

Date:	February 26, 2019	By	/s/ Robert McReavy*
Robert McReavy Director

*By	/s/ Abu M. Arif
Abu M. Arif
Executed by Abu M. Arif pursuant to a Power of Attorney, dated February 28, 2018, filed electronically herewith as Exhibit 24 to Registrant’s Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Ameriprise Certificate Company:
Opinion on the Financial Statements
We have audited the consolidated financial statements, including the related notes as listed in the index appearing under Item 15(a)(1), and the financial statement schedules listed in the index appearing under Item 15(a)(2), of Ameriprise Certificate Company and its subsidiary (the “Company”) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2018 by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 26, 2019

We have served as the Company's auditor since 2010.

Ameriprise Certificate Company

Consolidated Statements of Operations

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Investment Income:
Interest income from unaffiliated investments:
Available-for-Sale securities	$171,558	$134,340	$104,911
Syndicated loans and commercial mortgage loans	9,725	7,465	7,866
Certificate loans	16	27	32
Dividends	31	229	78
Other	7,410	3,059	2,770
Total investment income	188,740	145,120	115,657
Investment Expenses:
Ameriprise Financial and affiliated company fees:
Distribution	19,128	15,734	14,221
Investment advisory and services	15,683	14,222	12,347
Transfer agent	7,831	6,958	5,443
Depository	89	83	73
Other	555	518	636
Total investment expenses	43,286	37,515	32,720
Net investment income before provision for certificate reserves and income taxes	145,454	107,605	82,937
Provision for Certificate Reserves:
According to the terms of the certificates:
Provision for certificate reserves	437	380	416
Interest on additional credits	2	4	6
Additional credits/interest authorized by ACC	85,085	45,953	37,852
Total provision for certificate reserves before reserve recoveries	85,524	46,337	38,274
Reserve recoveries from terminations prior to maturity	(932)	(880)	(838)
Net provision for certificate reserves	84,592	45,457	37,436
Net investment income before income taxes	60,862	62,148	45,501
Income tax expense	15,736	25,973	17,376
Net investment income, after-tax	45,126	36,175	28,125
Net realized gain (loss) on investments:
Securities of unaffiliated issuers before income taxes	134	12,048	311
Income tax expense (benefit)	28	4,217	109
Net realized gain (loss) on investments, after-tax	106	7,831	202
Net income	$45,232	$44,006	$28,327

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$—	$—
Portion of loss recognized in other comprehensive income (loss) (before taxes)	—	(193)	(106)
Net impairment losses recognized in net realized gain (loss) on investments	$—	$(193)	$(106)
See Notes to Consolidated Financial Statements.

Ameriprise Certificate Company

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Net income	$45,232	$44,006	$28,327
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	(28,326)	7,352	14,298
Reclassification of net securities (gains) losses included in net income	120	(7,814)	(655)
Total other comprehensive income (loss), net of tax	(28,206)	(462)	13,643
Total comprehensive income (loss)	$17,026	$43,544	$41,970
See Notes to Consolidated Financial Statements.

Ameriprise Certificate Company

Consolidated Balance Sheets

	December 31,
	2018	2017
	(in thousands, except share data)
ASSETS
Qualified Assets
Investments in unaffiliated issuers:
Cash and cash equivalents	$405,279	$68,471
Available-for-Sale securities:
Fixed maturities, at fair value (amortized cost: 2018, $7,781,708; 2017, $6,556,338)	7,734,750	6,546,761
Common stocks, at fair value(1) (cost: 2017, $1,002)	—	1,000
Commercial mortgage loans and syndicated loans, at cost (less allowance for loan losses: 2018, $3,120; 2017, $3,283; fair value: 2018, $253,219; 2017, $207,681)	260,178	207,187
Equity securities, at fair value(1) (cost: 2018, $299)	466	—
Certificate loans – secured by certificate reserves, at cost, which approximates fair value	243	433
Total investments	8,400,916	6,823,852
Receivables:
Dividends and interest	18,319	17,077
Receivables from brokers, dealers and clearing organizations	7,554	11,935
Other receivables	182	—
Total receivables	26,055	29,012
Derivative assets	13,179	54,346
Total qualified assets	8,440,150	6,907,210
Other Assets:
Deferred taxes, net	2,302	736
Taxes receivable from parent	1,731	3,874
Due from related party	27	25
Total other assets	4,060	4,635
Total assets	$8,444,210	$6,911,845
(1) As of January 1, 2018, common stocks were reclassified from Available-for-Sale securities to Equity securities due to the adoption of a new accounting standard on the recognition and measurement of financial instruments. See Note 1 for more information.
See Notes to Consolidated Financial Statements.

Ameriprise Certificate Company

Consolidated Balance Sheets (continued)
	December 31,
	2018	2017
	(in thousands, except share data)
LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities
Certificate reserves
Installment certificates:
Reserves to mature	$8,814	$11,818
Additional credits and accrued interest	—	1
Fully paid certificates:
Reserves to mature	7,877,406	6,379,648
Additional credits and accrued interest	5,510	8,592
Due to unlocated certificate holders	234	265
Total certificate reserves	7,891,964	6,400,324
Accounts payable and accrued liabilities:
Due to related party	3,627	2,922
Taxes payable to parent	1,944	5,402
Payables to brokers, dealers and clearing organizations	98,930	56,778
Total accounts payable and accrued liabilities	104,501	65,102
Derivative liabilities	8,209	46,756
Other liabilities	30,674	40,327
Total liabilities	8,035,348	6,552,509

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	285,017	252,517
Retained earnings:
Appropriated for pre-declared additional credits and interest	910	23
Appropriated for additional interest on advance payments	15	15
Unappropriated	155,251	110,908
Accumulated other comprehensive income (loss), net of tax	(33,831)	(5,627)
Total shareholder’s equity	408,862	359,336
Total liabilities and shareholder’s equity	$8,444,210	$6,911,845
See Notes to Consolidated Financial Statements.

Ameriprise Certificate Company

Consolidated Statements of Shareholder’s Equity

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
				Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Unappropriated
	(in thousands, except share data)
Balance at January 1, 2016	150,000	$1,500	$214,517	$8	$15	$53,590	$(18,808)	$250,822
Comprehensive income (loss):
Net income	—	—	—	—	—	28,327	—	28,327
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	13,643	13,643
Total comprehensive income (loss)								41,970
Transfer to unappropriated from appropriated	—	—	—	(8)	—	8	—	—
Receipt of capital from parent	—	—	33,000	—	—	—	—	33,000
Balance at December 31, 2016	150,000	1,500	247,517	—	15	81,925	(5,165)	325,792
Comprehensive income (loss):
Net income	—	—	—	—	—	44,006	—	44,006
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(462)	(462)
Total comprehensive income (loss)								43,544
Transfer to appropriated from unappropriated	—	—	—	23	—	(23)	—	—
Dividend to parent	—	—	—	—	—	(15,000)	—	(15,000)
Receipt of capital from parent	—	—	5,000	—	—	—	—	5,000
Balance at December 31, 2017	150,000	1,500	252,517	23	15	110,908	(5,627)	359,336
Cumulative effect of change in accounting policies	—	—	—	—	—	(2)	2	—
Comprehensive income (loss):
Net income	—	—	—	—	—	45,232	—	45,232
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(28,206)	(28,206)
Total comprehensive income (loss)								17,026
Transfer to appropriated from unappropriated	—	—	—	887	—	(887)	—	—
Receipt of capital from parent	—	—	32,500	—	—	—	—	32,500
Balance at December 31, 2018	150,000	$1,500	$285,017	$910	$15	$155,251	$(33,831)	$408,862
See Notes to Consolidated Financial Statements.

Ameriprise Certificate Company

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Cash Flows from Operating Activities
Net income	$45,232	$44,006	$28,327
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, accretion of discounts, net	(13,686)	20,853	24,129
Deferred income tax expense (benefit)	111	(192)	782
Net realized (gain) loss on Available-for-Sale securities	152	(12,214)	(1,113)
Other net realized (gain) loss	(286)	(27)	(304)
Other-than-temporary impairments and provision for loan loss	—	193	1,106
Changes in operating assets and liabilities:
Dividends and interest receivable	(1,242)	1,286	(1,449)
Certificate reserves, net	(2,125)	2,653	4,936
Deferred taxes, net	7,499	871	(7,347)
Taxes payable to/receivable from parent, net	(1,315)	(1,977)	6,308
Derivatives, net of collateral	290	(1,080)	1,804
Other liabilities	(7,323)	8,601	11,329
Other receivables	(182)	371	(220)
Payables to brokers, dealers and clearing organizations	21,451	—	—
Other, net	890	374	(462)
Net cash provided by (used in) operating activities	49,466	63,718	67,826

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	367,956	184,043	8,115
Maturities, redemptions and calls	3,790,466	2,163,138	1,627,080
Purchases	(5,341,602)	(2,902,425)	(2,855,620)
Syndicated loans and commercial mortgage loans:
Sales, maturities and repayments	50,281	41,106	54,888
Purchases and fundings	(106,828)	(68,034)	(34,013)
Equity securities:
Sales	614	—	—
Certificate loans, net	190	116	137
Net cash provided by (used in) investing activities	(1,238,923)	(582,056)	(1,199,413)

Cash Flows from Financing Activities
Payments from certificate holders and other additions	6,238,282	4,724,758	4,250,052
Certificate maturities and cash surrenders	(4,744,517)	(4,262,138)	(3,154,833)
Capital contribution from parent	32,500	5,000	33,000
Dividend to parent	—	(15,000)	—
Net cash provided by (used in) financing activities	1,526,265	452,620	1,128,219

Net increase (decrease) in cash and cash equivalents	336,808	(65,718)	(3,368)
Cash and cash equivalents at beginning of period	68,471	134,189	137,557
Cash and cash equivalents at end of period	$405,279	$68,471	$134,189

Supplemental disclosures including non-cash transactions:
Cash paid (received) for income taxes	$21,001	$21,995	$12,009
Cash paid for interest	84,003	47,850	35,338
See Notes to Consolidated Financial Statements.

Ameriprise Certificate Company

Notes to Consolidated Financial Statements
1.  Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Nature of Business
Ameriprise Certificate Company (“ACC”) is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial” or the “Parent”). ACC is registered as an investment company under the Investment Company Act of 1940 (the “1940 Act”) and is in the business of issuing face-amount investment certificates. Face-amount certificates issued by ACC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by ACC, at its discretion. The certificates issued by ACC are not insured by any government agency or other entity. ACC’s certificates are distributed and sold solely by Ameriprise Financial Services, Inc. (“AFSI”), an affiliate of ACC. AFSI is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.
As of December 31, 2018, ACC offered five different certificate products to the public. ACC is impacted by significant changes in interest rates as interest crediting rates on certificate products generally reset at shorter intervals than the change in the yield on ACC’s investment portfolio. The specified maturities of most of ACC’s certificate products range from ten to twenty years. Within that maturity period, most certificates have interest crediting rate terms ranging from three to 48 months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at term’s end. In addition, two types of certificate products (only one currently sold) have interest tied, in whole or in part, to a broad-based stock market index. In general, ACC’s certificate products are available as qualified investments for Individual Retirement Accounts, 401(k) plans and other qualified retirement plans.
ACC evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. No subsequent events or transactions were identified.
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
Interest Income
Interest income is accrued as earned using the effective interest method, which makes an adjustment of the yield for security premiums and discounts on all performing fixed maturity securities classified as Available-for-Sale so that the related security or loan recognizes a constant rate of return on the outstanding balance throughout its term. When actual prepayments differ significantly from originally anticipated prepayments, the retrospective effective yield is recalculated to reflect actual payments to date and updated future payment assumptions and a catch-up adjustment is recorded in the current period. In addition, the new effective yield, which reflects anticipated future payments, is used prospectively. Realized gains and losses on securities, other than trading securities and equity method investments, are recognized using the specific identification method on a trade date basis.
Cash and Cash Equivalents
ACC has defined cash equivalents as highly liquid investments with original or remaining maturities at the time of purchase of 90 days or less.
Available-for-Sale Securities
Available-for-Sale securities are carried at fair value with unrealized gains (losses) recorded in accumulated other comprehensive income (loss), net of income taxes. Gains and losses are recognized on a trade date basis in the Consolidated Statements of Operations upon disposition of the securities.
When the fair value of an investment is less than its amortized cost, ACC assesses whether or not (i) it has the intent to sell the security (made a decision to sell) or (ii) it is more likely than not that ACC will be required to sell the security before its anticipated recovery. If either of these conditions exist, an other-than-temporary impairment is considered to have occurred and ACC recognizes an other-than-temporary impairment for the difference between the investment’s amortized cost and its fair value through earnings. For securities that do not meet the above criteria, and ACC does not expect to recover a security’s amortized cost, the security is also considered other-than-temporarily impaired. For these securities, ACC separates the total impairment into the credit loss component and the amount of the loss related to other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss), net of income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, the difference between the amortized cost and the cash flows expected to be collected is accreted as interest income, if through subsequent evaluation there is a sustained increase in the cash flow expected. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in other comprehensive income (loss).

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
Equity Securities
As of January 1, 2018, common stocks were reclassified from Available-for-Sale securities to Equity securities due to the adoption of a new accounting standard on the recognition and measurement of financial instruments. Subsequent to the adoption, equity securities are recorded at fair value with changes in fair value reflected in net realized gain (loss) on investments. Prior to the adoption, changes in fair value were reflected in accumulated other comprehensive income (loss).
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
Commercial mortgage loans are evaluated for impairment when the loan is considered for nonaccrual status, restructured or foreclosure proceedings are initiated on the property. If it is determined that the fair value is less than the current loan balance, it is written down to fair value less estimated selling costs. Foreclosed property is recorded as real estate owned.
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
ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of December 31, 2018.
Changes in tax rates and tax law are accounted for in the period of enactment. Deferred tax assets and liabilities are adjusted for the effect of a change in tax laws or rates and the effect is included in income from continuing operations. See Note 12 for further discussion on the enactment of the Tax Cuts and Jobs Act (“Tax Act”) and the impact to ACC’s provision for income taxes for the year ended December 31, 2017.
Recent Accounting Pronouncements
Adoption of New Accounting Standards
Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the Financial Accounting Standards Board (“FASB”) updated the accounting standards on the recognition and measurement of financial instruments. The update requires entities to carry marketable equity securities, excluding investments in securities that qualify for the equity method of accounting, at fair value with changes in fair value reflected in net income each reporting period. The update affects other aspects of accounting for equity instruments, as well as the accounting for financial liabilities utilizing the fair value option. The update eliminates the requirement to disclose the methods and assumptions used to estimate the fair value of financial assets or liabilities held at cost on the balance sheet and requires entities to use the exit price notion when measuring the fair value of these financial instruments. The standard was effective for interim and annual periods beginning after December 15, 2017. ACC adopted the standard on January 1, 2018 using a modified retrospective approach. The adoption of the standard did not have a material impact on ACC’s consolidated results of operations or financial condition.
Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB updated the accounting standards related to disclosures for fair value measurements. The update eliminates the following disclosures: 1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, 2) the policy of timing of transfers between levels of the fair value hierarchy, and 3) the valuation processes for Level 3 fair value measurements. The new disclosures include changes in unrealized gains and losses for the period included in other comprehensive income (“OCI”) for recurring Level 3 fair value measurements of instruments held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs and how the weighted average was calculated. The new disclosures are required on a prospective basis; all other provisions should be applied retrospectively. The update is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for the entire standard or only the provisions to eliminate or modify disclosure requirements. ACC early adopted the provisions of the standard to eliminate or modify disclosure requirements in the fourth quarter of 2018. The update does not have an impact on ACC’s consolidated results of operations or financial condition.
Future Adoption of New Accounting Standards
Income Statement – Reporting Comprehensive Income – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB updated the accounting standards related to the presentation of tax effects stranded in accumulated other comprehensive income (“AOCI”). The update allows a reclassification from AOCI to retained earnings for tax effects stranded in AOCI resulting from the Tax Act. The update is optional and entities may elect not to reclassify the stranded tax effects. The update is effective for fiscal years beginning after December 15, 2018. Entities may elect to record the impacts either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. Early adoption is permitted in any period. ACC adopted the standard on January 1, 2019 and elected not to reclassify the stranded tax effects in AOCI. The stranded effects are released from AOCI when an entire portfolio of the type of item related to the stranded effect is liquidated, sold or extinguished (i.e., portfolio approach). As such, the update did not have an impact on ACC’s consolidated results of operations and financial condition.
Derivatives and Hedging – Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB updated the accounting standards to amend the hedge accounting recognition and presentation requirements. The objectives of the update are to better align the financial reporting of hedging relationships to the economic results of an entity’s risk management activities and simplify the application of the hedge accounting guidance. The update also adds new disclosures and amends existing disclosure requirements. The standard is effective for interim and annual periods beginning after

December 15, 2018, and should be applied on a modified retrospective basis. ACC adopted the standard on January 1, 2019. The adoption did not have a material impact on ACC’s consolidated results of operations and financial condition.
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
2.  Deposit of Assets and Maintenance of Qualified Assets
Under the provisions of its certificates and the 1940 Act, ACC was required to have cash and “qualified assets” (as defined in Section 28(b) of the 1940 Act, as modified by an exemptive order of the SEC) in the amount of $7.9 billion and $6.4 billion as of December 31, 2018 and 2017, respectively. ACC reported Qualified Assets of $8.4 billion and $6.9 billion as of December 31, 2018 and 2017, respectively. Qualified Assets excluded net unrealized pretax losses on Available-for-Sale securities of $47.0 million and $9.6 million as of December 31, 2018 and 2017, respectively. Additionally, Qualified Assets excluded payables to brokers, dealers and clearing organizations of $98.9 million and $56.8 million as of December 31, 2018 and 2017, respectively.
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
Pursuant to provisions of the certificates, the 1940 Act, the Depository and Custodial Agreement and requirements of various states, Qualified Assets of ACC were deposited as follows:

	December 31, 2018
	Deposits	Required Deposits	Excess
	(in thousands)
Deposits to meet certificate liability requirements:
Pennsylvania and New Jersey (at market value)	$244	$130	$114
Texas and Illinois (at par value)	190	150	40
Custodian	8,303,600	7,893,325	410,275
Total	$8,304,034	$7,893,605	$410,429

	December 31, 2017
	Deposits	Required Deposits	Excess
	(in thousands)
Deposits to meet certificate liability requirements:
Pennsylvania and New Jersey (at market value)	$254	$130	$124
Texas and Illinois (at par value)	221	150	71
Custodian	6,758,608	6,403,603	355,005
Total	$6,759,083	$6,403,883	$355,200
The assets on deposit with the Custodian (or its subcustodian) as of December 31, 2018 and 2017 consisted of securities and other loans having a deposit value of $7.9 billion and $6.7 billion, respectively, mortgage loans on real estate of $112.4 million and $107.6 million, respectively, and other investments of $360.6 million and $51.3 million, respectively. There were $98.9 million and $56.8 million of payables to brokers, dealers and clearing organizations related to these assets on deposit as of December 31, 2018 and 2017, respectively.
Ameriprise Trust Company (“ATC”) is the Custodian for ACC. ATC has appointed JPMorgan Chase Bank, N.A. as its subcustodian. See Note 7 for information on related party transactions.

3.  Investments
Available-for-Sale securities distributed by type were as follows:

Description of Securities	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$3,073,657	$7,639	$(27,593)	$3,053,703	$—
Corporate debt securities	1,027,462	488	(9,133)	1,018,817	3
Commercial mortgage backed securities	1,211,468	276	(13,764)	1,197,980	—
Asset backed securities	667,332	2,867	(7,468)	662,731	—
State and municipal obligations	62,032	60	(502)	61,590	—
U.S. government and agency obligations	1,739,757	250	(78)	1,739,929	—
Total	$7,781,708	$11,580	$(58,538)	$7,734,750	$3

Description of Securities	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$3,259,976	$9,020	$(12,669)	$3,256,327	$—
Corporate debt securities	1,184,360	763	(4,833)	1,180,290	3
Commercial mortgage backed securities	798,047	1,292	(3,876)	795,463	—
Asset backed securities	758,477	3,452	(2,426)	759,503	—
State and municipal obligations	58,380	166	(489)	58,057	—
U.S. government and agency obligations	497,098	43	(20)	497,121	—
Common stocks	1,002	168	(170)	1,000	—
Total	$6,557,340	$14,904	$(24,483)	$6,547,761	$3
(1) Represents the amount of other-than-temporary impairment (“OTTI”) losses in AOCI. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.
As of December 31, 2018 and 2017, investment securities with a fair value of $42 thousand and $31 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.
As of December 31, 2018 and 2017, fixed maturity securities comprised approximately 92% and 96%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. As of December 31, 2018 and 2017, approximately $36.1 million and $61.5 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC, using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	December 31, 2018			December 31, 2017
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$6,247,699	$6,209,709	80%	$4,526,696	$4,519,506	69%
AA	221,126	220,466	3	367,747	368,377	5
A	497,428	493,964	6	595,445	593,421	9
BBB	782,284	777,928	10	1,029,953	1,029,082	16
Below investment grade	33,171	32,683	1	36,497	36,375	1
Total fixed maturities	$7,781,708	$7,734,750	100%	$6,556,338	$6,546,761	100%
As of December 31, 2018 and 2017, approximately 34% and 37%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	December 31, 2018
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	97	$1,125,780	$(8,273)	113	$1,012,582	$(19,320)	210	$2,138,362	$(27,593)
Corporate debt securities	35	376,774	(3,027)	43	492,955	(6,106)	78	869,729	(9,133)
Commercial mortgage backed securities	39	892,856	(5,245)	24	240,762	(8,519)	63	1,133,618	(13,764)
Asset backed securities	23	296,298	(3,815)	23	272,466	(3,653)	46	568,764	(7,468)
State and municipal obligations	7	28,640	(103)	9	18,482	(399)	16	47,122	(502)
U.S. government and agency obligations	10	721,934	(78)	—	—	—	10	721,934	(78)
Total	211	$3,442,282	$(20,541)	212	$2,037,247	$(37,997)	423	$5,479,529	$(58,538)

Description of Securities	December 31, 2017
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	67	$1,078,412	$(5,833)	89	$664,954	$(6,836)	156	$1,743,366	$(12,669)
Corporate debt securities	55	715,852	(2,161)	23	257,891	(2,672)	78	973,743	(4,833)
Commercial mortgage backed securities	12	183,428	(1,721)	18	119,790	(2,155)	30	303,218	(3,876)
Asset backed securities	23	297,823	(1,466)	18	110,842	(960)	41	408,665	(2,426)
State and municipal obligations	8	17,906	(430)	4	5,891	(59)	12	23,797	(489)
U.S. government and agency obligations	1	49,900	(20)	—	—	—	1	49,900	(20)
Common stocks	1	56	(4)	3	661	(166)	4	717	(170)
Total	167	$2,343,377	$(11,635)	155	$1,160,029	$(12,848)	322	$3,503,406	$(24,483)
As part of ACC’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is primarily attributable to a rise in interest rates as well as wider credit spreads.
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in OCI:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Beginning balance	$—	$46,522	$51,966
Reductions for securities sold during the period (realized)	—	(46,715)	(5,550)
Credit losses for which an other-than-temporary impairment was previously recognized	—	193	106
Ending balance	$—	$—	$46,522
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

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in AOCI:

	Net Unrealized Investment Gains (Losses)	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance at January 1, 2016	$(29,858)	$11,050	$(18,808)
Net unrealized securities gains (losses) arising during the period(1)	22,670	(8,372)	14,298
Reclassification of (gains) losses included in net income	(1,007)	352	(655)
Balance at December 31, 2016	(8,195)	3,030	(5,165)	(2)
Net unrealized securities gains (losses) arising during the period(1)	10,637	(3,285)	7,352
Reclassification of (gains) losses included in net income	(12,021)	4,207	(7,814)
Balance at December 31, 2017	(9,579)	3,952	(5,627)	(2)
Cumulative effect of change in accounting policies	3	(1)	2
Net unrealized securities gains (losses) arising during the period(1)	(37,534)	9,208	(28,326)
Reclassification of (gains) losses included in net income	152	(32)	120
Balance at December 31, 2018	$(46,958)	$13,127	$(33,831)	(2)
(1) Net unrealized securities gains (losses) arising during the period include other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Includes $2 thousand, $2 thousand and $1.9 million of noncredit related impairments on securities and net unrealized securities gains (losses) on previously impaired securities as of December 31, 2018, 2017 and 2016, respectively.
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Gross realized gains	$909	$14,553	$2,270
Gross realized losses	(1,061)	(2,339)	(1,157)
Other-than-temporary impairments	—	(193)	(106)
Total	$(152)	$12,021	$1,007
Other-than-temporary impairments for the years ended December 31, 2017 and 2016 are related to credit losses on non-agency residential mortgage backed securities.
Available-for-Sale securities by contractual maturity as of December 31, 2018 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$2,216,616	$2,213,019
Due after one year through five years	612,425	607,073
Due after five years through 10 years	210	244
Due after 10 years	—	—
	2,829,251	2,820,336
Residential mortgage backed securities	3,073,657	3,053,703
Commercial mortgage backed securities	1,211,468	1,197,980
Asset backed securities	667,332	662,731
Total	$7,781,708	$7,734,750
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
Allowance for Loan Losses
The following table presents a rollforward of the allowance for loan losses for commercial mortgage loans and syndicated loans for the years ended and the ending balance of the allowance for loan losses by impairment method:

	December 31,
	2018	2017	2016
	(in thousands)
Beginning balance	$3,283	$3,283	$3,964
Charge-offs	(163)	—	(1,681)
Provisions	—	—	1,000
Ending balance	$3,120	$3,283	$3,283

Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	3,120	3,283	3,283
The recorded investment in commercial mortgage loans and syndicated loans by impairment method was as follows:

	December 31,
	2018	2017
	(in thousands)
Individually evaluated for impairment	$3,783	$—
Collectively evaluated for impairment	259,515	210,470
Total	$263,298	$210,470
As of December 31, 2018 and 2017, ACC’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $3.8 million and nil, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to ACC’s total loan balance.
Purchases and sales of loans were as follows:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Purchases
Syndicated loans	$83,763	$44,141	$19,025
Sales
Syndicated loans	$7,054	$4,476	$—
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were nil as of both December 31, 2018 and 2017. All loans were considered to be performing.
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were nil as of both December 31, 2018 and 2017. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, ACC reviews the concentrations of credit risk by region and property type.

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31,		December 31,
	2018	2017	2018	2017
	(in thousands)
East North Central	$5,642	$6,029	5%	5%
East South Central	6,253	4,891	5	4
Middle Atlantic	14,443	11,887	13	11
Mountain	9,794	10,452	9	10
New England	7,392	7,586	6	7
Pacific	37,147	32,386	32	29
South Atlantic	21,479	23,694	19	22
West North Central	6,132	6,706	5	6
West South Central	6,493	6,354	6	6
	114,775	109,985	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$112,434	$107,644
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31,		December 31,
	2018	2017	2018	2017
	(in thousands)
Apartments	$26,795	$23,840	23%	21%
Industrial	27,162	25,025	24	23
Mixed use	7,646	4,580	7	4
Office	16,087	11,872	14	11
Retail	34,814	34,934	30	32
Hotel	607	777	1	1
Other	1,664	8,957	1	8
	114,775	109,985	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$112,434	$107,644
Syndicated Loans
The recorded investment in syndicated loans as of December 31, 2018 and 2017 was $148.5 million and $100.5 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication.
Troubled Debt Restructurings
There were no loans restructured by ACC during the years ended December 31, 2018 and 2017. During the year ended December 31, 2016, ACC restructured five syndicated loans with a recorded investment of $2.3 million and received three loans and common stock in exchange with a recorded investment of $913 thousand. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

5.  Certificate Reserves
Reserves maintained on outstanding certificates have been computed in accordance with the provisions of the certificates and Section 28 of the 1940 Act. The average rates of accumulation on certificate reserves were as follows:

	December 31, 2018
	Reserve Balance	Average Gross Accumulation Rates(3)	Average Additional Credit Rates(4)
	(in thousands, except percentages)
Installment certificates:
Reserves to mature:
Without guaranteed rates(1)	$8,814	1.39%	1.39%
Additional credits and accrued interest:
Without guaranteed rates(1)	—	N/A	N/A
Fully paid certificates:
Reserves to mature:
With guaranteed rates	6,296	3.17%	0.01%
Without guaranteed rates(1)	7,412,609	1.62%	1.62%
Equity indexed(2)	458,501	N/A	N/A
Additional credits and accrued interest:
With guaranteed rates	57	2.96%	—
Without guaranteed rates(1)	5,453	N/A	N/A
Due to unlocated certificate holders	234	N/A	N/A
Total	$7,891,964

	December 31, 2017
	Reserve Balance	Average Gross Accumulation Rates(3)	Average Additional Credit Rates(4)
	(in thousands, except percentages)
Installment certificates:
Reserves to mature:
Without guaranteed rates(1)	$11,818	0.73%	0.73%
Additional credits and accrued interest:
Without guaranteed rates(1)	1	N/A	N/A
Fully paid certificates:
Reserves to mature:
With guaranteed rates	7,281	3.17%	0.01%
Without guaranteed rates(1)	5,874,228	0.87%	0.87%
Equity indexed(2)	498,139	N/A	N/A
Additional credits and accrued interest:
With guaranteed rates	93	3.00%	—
Without guaranteed rates(1)	8,499	N/A	N/A
Due to unlocated certificate holders	265	N/A	N/A
Total	$6,400,324
N/A Not Applicable.
(1) There is no minimum rate of accrual on these reserves. Interest is declared periodically, quarterly, or annually in accordance with the terms of the separate series of certificates.
(2) Ameriprise Stock Market Certificate and Ameriprise Market Strategy Certificate enable the certificate owner to participate in any relative rise in a major stock market index up to a cap without risking loss of principal. The certificates have market participation terms of 52, 104 or 156 weeks and may continue for up to 15 years. The reserve balances on these certificates as of December 31, 2018 and 2017 were $482.0 million and $529.6 million, respectively.
(3) The average gross accumulation rate is the additional credit rate plus the guaranteed minimum rate, if applicable, based on the weighted-average reserves as of December 31, 2018 and 2017.
(4) The average additional credit rate is the declared interest rate in excess of the guaranteed minimum rate, if applicable, based on the weighted-average reserves as of December 31, 2018 and 2017.

On certain series of single payment certificates, additional interest is pre-declared for periods greater than one year. The retained earnings appropriated for the pre-declared additional interest as of December 31, 2018 and 2017 was $910 thousand and $23 thousand, respectively, which reflects the difference between certificate reserves on these series, calculated on a statutory basis, and the reserves maintained per books.
The carrying amounts of net certificate reserves consisted of the following:

	December 31,
	2018	2017
	(in thousands)
Reserves with terms of one year or less	$7,517,277	$6,108,834
Other	374,687	291,490
Total certificate reserves	7,891,964	6,400,324
Unapplied certificate transactions	4,697	2,819
Certificate loans and accrued interest	(247)	(442)
Total	$7,896,414	$6,402,701
6.  Regulation and Dividend Restrictions
ACC is required to maintain cash and “qualified assets” meeting the standards of Section 28(b) of the 1940 Act, as modified by an exemptive order of the SEC. The amortized cost of such investments must be at least equal to ACC’s net liabilities on all outstanding face-amount certificates plus $250,000. ACC’s qualified assets consist of cash equivalents, syndicated loans, commercial mortgage loans, U.S. government and government agency securities, municipal bonds, corporate bonds, equity securities, equity index options and other securities meeting specified standards. So long as ACC wishes to rely on the SEC order, as a condition to the order, ACC has agreed to maintain an amount of unappropriated retained earnings and capital equal to at least 5% of certificate reserves (less outstanding certificate loans). To the extent that payment of a dividend would decrease the capital ratio below the required 5%, payment of a dividend would be restricted. In determining compliance with this condition, qualified assets are valued in accordance with the provisions of Minnesota Statutes where such provisions are applicable.
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
Ameriprise Financial and ACC entered into a Capital Support Agreement on March 2, 2009, pursuant to which Ameriprise Financial agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements. Effective April 30, 2014, this agreement was amended to revise the maximum commitment to $50.0 million. For the year ended December 31, 2018, Ameriprise Financial has not infused any additional capital into ACC under this agreement.
7.  Related Party Transactions
Distribution Services
Distribution fees payable to AFSI on sales of ACC’s certificates are based upon terms of agreements giving AFSI the right to distribute the certificates covered under the agreements. The agreements provide for payment of fees over a period of time.
The following is a general description of the basis for determining distribution fees for ACC’s products:

•
Ameriprise Cash Reserve Certificates have contractual distribution fee rates of 0.03% of the initial payment on the issue date of the certificate and 0.03% of the certificate’s reserve at the beginning of the second and subsequent quarters from issue date.

•
Ameriprise Flexible Savings Certificates have contractual distribution fee rates of 0.08% of the initial investment amount on the first day of the certificate’s term and 0.08% of the certificate’s reserve at the beginning of the second and subsequent quarters from issue date or at the end of the renewal grace period when the renewal corresponds with the quarterly reserve payment for all terms except seven and thirteen months. For seven month terms, Ameriprise Flexible Savings Certificates have contractual distribution fee rates of 0.08% of the initial investment amount on the first day of the certificate’s term, 0.08% of the certificate’s reserve at the beginning of the second quarter from issue date and 0.027% of the certificate’s reserve at the beginning of the last month of the certificate term. For thirteen month terms, Ameriprise Flexible Savings Certificates have contractual distribution fee rates of 0.032% of the initial investment amount on the first day of the certificate’s term, 0.032% of the certificate’s reserve at the beginning of the second, third and fourth quarters from issue date and 0.011% of the certificate’s reserve at the beginning of the last month of the certificate term.

•
Ameriprise Stock Market Certificates have contractual distribution fee rates of 0.50%, 1.00% and 1.50% for the 52, 104 and 156 week terms, respectively, of each payment made prior to the beginning of the first certificate’s participation term and of the certificate’s reserve at the beginning of each subsequent participation term.

•	Ameriprise Market Strategy Certificates have contractual distribution fee rates of 0.50% of the certificate’s reserve at the beginning of each participation term.

•	Ameriprise Installment Certificates have contractual distribution fee rates of 0.50% of all payments received on or after issue of the certificate until the certificate’s maturity date.

•
Ameriprise Step-Up Rate Certificates have contractual distribution fee rates of 0.075% of the initial investment amount on the first day of the certificate’s term and 0.075% of the certificate’s reserve at the beginning of the second and subsequent quarters from issue date or at the end of the renewal grace period when the renewal corresponds with the quarterly reserve payment.

Investment Advisory and Services
CMIA provides investment advice, operational support and other administrative services to ACC. The agreement provides for a graduated scale of fees equal on an annual basis to 0.35% on the first $250 million of net invested assets of ACC (as defined in the agreement), 0.30% on the next $250 million, 0.25% on the next $500 million and 0.20% on the amount in excess of $1 billion. The fee is payable monthly in an amount equal to one-twelfth of each of the percentages set forth above.
The fee paid to CMIA for managing and servicing syndicated loans, which are excluded from the computation of net invested assets above, is equal to 0.35%. The fee is payable monthly and is equal to one-twelfth of 0.35%, computed each month on the basis of the loans amortized cost less the allowance for loan losses and payable for loans purchased as of the close of business on the last full business day of the preceding month.
Transfer Agent Fees
The basis of computing transfer agent fees paid or payable to Columbia Management Investment Services Corp. (“CMIS”) is under a Transfer Agent Agreement to maintain certificate owner accounts and records. Effective January 1, 2017, ACC pays CMIS a monthly fee of one-twelfth of $30.00 per certificate account for this service in addition to certain out-of-pocket expenses. Prior to January 1, 2017, the monthly fee was one-twelfth of $26.00 per certificate account.
Depository Fees
ATC has an agreement with a subcustodian to provide depository services for ACC’s assets. The depository fees paid to ATC are asset-based with additional charges for transactional custody fees charged by the subcustodian.
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
Valuation Hierarchy
ACC categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by ACC’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$360,580	$—	$360,580
Available-for-Sale securities:
Residential mortgage backed securities	—	2,991,115	62,588	3,053,703
Corporate debt securities	—	976,975	41,842	1,018,817
Commercial mortgage backed securities	—	1,178,193	19,787	1,197,980
Asset backed securities	—	662,731	—	662,731
State and municipal obligations	—	61,590	—	61,590
U.S. government and agency obligations	1,739,929	—	—	1,739,929
Total Available-for-Sale securities	1,739,929	5,870,604	124,217	7,734,750
Equity securities	—	466	—	466
Equity derivative contracts	6	13,173	—	13,179
Total assets at fair value	$1,739,935	$6,244,823	$124,217	$8,108,975

Liabilities
Stock market certificate embedded derivatives	$—	$6,145	$—	$6,145
Equity derivative contracts	—	8,209	—	8,209
Total liabilities at fair value	$—	$14,354	$—	$14,354

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$51,296	$—	$51,296
Available-for-Sale securities:
Residential mortgage backed securities	—	3,187,617	68,710	3,256,327
Corporate debt securities	—	1,112,949	67,341	1,180,290
Commercial mortgage backed securities	—	795,463	—	795,463
Asset backed securities	—	759,503	—	759,503
State and municipal obligations	—	58,057	—	58,057
U.S. government and agency obligations	497,121	—	—	497,121
Common stocks	545	427	28	1,000
Total Available-for-Sale securities	497,666	5,914,016	136,079	6,547,761
Equity derivative contracts	—	54,346	—	54,346
Total assets at fair value	$497,666	$6,019,658	$136,079	$6,653,403

Liabilities
Stock market certificate embedded derivatives	$—	$9,734	$—	$9,734
Equity derivative contracts	3	46,753	—	46,756
Total liabilities at fair value	$3	$56,487	$—	$56,490

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	Available-for-Sale Securities						Equity Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in thousands)
Balance, January 1, 2018	$68,710	$67,341	$—	$—	$136,051		$28
Total gains (losses) included in:
Net income	18	(229)	1	—	(210)	(1)	—
Other comprehensive income (loss)	(389)	(270)	(1)	—	(660)		—
Purchases	59,999	—	59,787	12,333	132,119		—
Settlements	(23,352)	(25,000)	—	—	(48,352)		—
Transfers out of Level 3	(42,398)	—	(40,000)	(12,333)	(94,731)		(28)
Balance, December 31, 2018	$62,588	$41,842	$19,787	$—	$124,217		$—
Changes in unrealized gains (losses) relating to assets held at December 31, 2018	$104	$(61)	$1	$—	$44	(1)	$—

	Available-for-Sale Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in thousands)
Balance, January 1, 2017	$153,183	$154,156	$—	$30,788	$717	$338,844
Total gains (losses) included in:
Net income	100	(451)	—	6	123	(222)	(2)
Other comprehensive income (loss)	168	(545)	—	61	188	(128)
Purchases	65,138	13,481	30,000	374	—	108,993
Sales	—	—	—	—	(249)	(249)
Settlements	(36,642)	(99,300)	—	(13,625)	—	(149,567)
Transfers into Level 3	20,182	—	—	16,232	3,568	39,982
Transfers out of Level 3	(133,419)	—	(30,000)	(33,836)	(4,319)	(201,574)
Balance, December 31, 2017	$68,710	$67,341	$—	$—	$28	$136,079
Changes in unrealized gains (losses) relating to assets held at December 31, 2017	$—	$(383)	$—	$—	$—	$(383)	(1)

	Available-for-Sale Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Asset Backed Securities	Common Stocks	Total
	(in thousands)
Balance, January 1, 2016	$196,334	$190,304	$29,515	$229	$416,382
Total gains (losses) included in:
Net income	559	(1,723)	101	—	(1,063)	(3)
Other comprehensive income (loss)	916	1,575	(239)	65	2,317
Purchases	74,845	6,000	48,372	—	129,217
Settlements	(57,486)	(42,000)	—	—	(99,486)
Transfers into Level 3	—	—	—	668	668
Transfers out of Level 3	(61,985)	—	(46,961)	(245)	(109,191)
Balance, December 31, 2016	$153,183	$154,156	$30,788	$717	$338,844
Changes in unrealized gains (losses) relating to assets held at December 31, 2016	$560	$(395)	$—	$—	$165	(1)
(1) Included in investment income in the Consolidated Statements of Operations.
(2) Represents a $0.1 million gain included in net realized gain (loss) on investments and a $0.3 million loss included in investment income in the Consolidated Statements of Operations.
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets:

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$41,839	Discounted cash flow	Yield/spread to U.S. Treasuries	1.2% - 1.6%	1.3%

	December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$67,338	Discounted cash flow	Yield/spread to U.S. Treasuries	0.8% - 1.1%	0.9%
Level 3 measurements not included in the table above are obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to ACC.
Uncertainty of Fair Value Measurements
Significant increases (decreases) in the yield/spread to U.S. Treasuries used in the fair value measurement of Level 3 corporate debt securities in isolation would have resulted in a significantly lower (higher) fair value measurement.
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
Available-for-Sale and Equity Securities
When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from third-party pricing services, non-binding broker quotes, or other model-based valuation techniques. Level 1 securities include U.S. Treasuries and equity securities. Level 2 securities include residential mortgage backed securities, corporate bonds, commercial mortgage backed securities, asset backed securities, state and municipal obligations and equity securities. The fair value of these Level 2 securities is based on a market approach with prices obtained from third-party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes. Level 3 securities include certain non-agency residential mortgage backed securities, corporate bonds, commercial mortgage backed securities, asset backed securities and equity securities. The fair value of these Level 3 securities is typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to ACC. ACC’s privately placed corporate bonds are typically based on a single non-binding broker quote.
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
Derivatives
The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of December 31, 2018 and 2017. See Note 9 and Note 10 for further information on the credit risk of derivative instruments and related collateral.
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

	December 31, 2018
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$147,744	$—	$130,007	$11,444	$141,451
Commercial mortgage loans	112,434	—	—	111,768	111,768
Certificate loans	243	—	243	—	243
Financial Liabilities
Certificate reserves	$7,885,819	$—	$—	$7,844,724	$7,844,724

	December 31, 2017
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$99,543	$—	$95,769	$4,242	$100,011
Commercial mortgage loans	107,644	—	—	107,670	107,670
Certificate loans	433	—	433	—	433
Financial Liabilities
Certificate reserves	$6,390,590	$—	$—	$6,374,247	$6,374,247
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	December 31, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$13,173	$—	$13,173	$(8,209)	$(4,553)	$411
Exchange-traded	6	—	6	—	—	6
Total	$13,179	$—	$13,179	$(8,209)	$(4,553)	$417

	December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$54,346	$—	$54,346	$(46,753)	$(6,883)	$710
Total	$54,346	$—	$54,346	$(46,753)	$(6,883)	$710
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	December 31, 2018
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$8,209	$—	$8,209	$(8,209)	$—	$—
Total	$8,209	$—	$8,209	$(8,209)	$—	$—

	December 31, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$46,753	$—	$46,753	$(46,753)	$—	$—
Exchange-traded	3	—	3	—	—	3
Total	$46,756	$—	$46,756	$(46,753)	$—	$3
(1) Represents the amount of liabilities that could be offset by assets with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
In the tables above, the amount of assets or liabilities presented in the Consolidated Balance Sheets are offset first by financial instruments that have the right of offset under master netting or similar arrangements, then any remaining amount is reduced by the amount of cash and securities collateral. The actual amounts of collateral may be greater than amounts presented in the tables.
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
ACC uses derivatives as economic hedges of equity risk related to Stock Market Certificates (“SMC”). ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	December 31, 2018			December 31, 2017
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Equity contracts(1)	$828,182	$13,179	$8,209	$871,895	$54,346	$46,756
Embedded derivatives
Stock market certificates(2)	N/A	—	6,145	N/A	—	9,734
Total derivatives	$828,182	$13,179	$14,354	$871,895	$54,346	$56,490
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

The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Years Ended December 31,
		2018	2017	2016
		(in thousands)
Equity contracts
Stock market certificates	Net provision for certificate reserves	$(3,645)	$4,166	$2,000
Stock market certificates embedded derivatives	Net provision for certificate reserves	4,027	(4,174)	(2,199)
Total		$382	$(8)	$(199)
Ameriprise SMC offers a return based upon the relative change in a major stock market index between the beginning and end of the certificate’s term. The SMC product contains an embedded derivative. The equity based return of the certificate must be separated from the host contract and accounted for as a derivative instrument. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by ACC related to the SMC product will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates, ACC purchases and writes call options on the S&P 500® Index. ACC views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels. ACC also purchases futures on the S&P 500® Index to economically hedge its obligations. The futures are marked-to-market daily and exchange traded, exposing ACC to minimal counterparty risk.
Ameriprise Step-Up Rate Certificates (“SRC”) offer the ability to step up to a higher crediting rate based upon the then-current rate for a new SRC with the same term. ACC does not currently hedge the interest rate risk related to the SRC product. The SRC product contains an embedded derivative, which was not material as of both December 31, 2018 and 2017.
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
11.  Shareholder’s Equity
The following table provides information related to amounts reclassified from AOCI for the years ended December 31:

Accumulated Other Comprehensive Income (Loss) Reclassification	Location of (Gain) Loss Recognized in Income	2018	2017
		(in thousands)
Unrealized net (gains) losses on Available-for-Sale securities	Net realized gain (loss) on investments	$152	$(12,021)
Tax expense (benefit)	Income tax expense (benefit)	(32)	4,207
Net of tax		$120	$(7,814)
ACC received cash contributions of $32.5 million and $5.0 million from Ameriprise Financial during the years ended December 31, 2018 and 2017, respectively. ACC received these contributions to maintain compliance with capital requirements due to growth of the business, and these contributions were outside of the Capital Support Agreement between Ameriprise Financial and ACC. See Note 6 for additional information on the Capital Support Agreement.
ACC paid dividends of nil and $15.0 million to Ameriprise Financial during the years ended December 31, 2018 and 2017, respectively.

12.  Income Taxes
The components of income tax provision were as follows:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Current income tax:
Federal	$12,995	$25,319	$6,952
State and local	1,745	3,047	1,192
Total current income tax	14,740	28,366	8,144
Deferred income tax:
Federal	913	2,016	8,558
State and local	111	(192)	783
Total deferred income tax	1,024	1,824	9,341
Total income tax provision	$15,764	$30,190	$17,485
On December 22, 2017 the Tax Act was signed into law. The provision for income taxes for the year ended December 31, 2017 included an expense of $3.4 million due to the enactment of the Tax Act. The $3.4 million expense included: 1) a $3.0 million expense for the remeasurement of deferred tax assets and liabilities to the Tax Act’s statutory rate of 21%; and 2) a $371 thousand expense for the remeasurement of tax contingencies, specifically state tax contingencies and interest accrued for tax contingencies. In 2018, ACC finalized its accounting related to the Tax Act and determined no adjustments were necessary.
The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rates of 21% for 2018 and 35% for 2017 and 2016 were as follows:

	Years Ended December 31,
	2018	2017	2016
Tax at U.S. statutory rate	21.0%	35.0%	35.0%
Changes in taxes resulting from:
State income tax, net	2.4	2.5	2.8
Uncertain tax positions	1.8	—	—
Impact of Tax Act	—	4.6	—
Other	0.6	(1.4)	0.4
Income tax provision	25.8%	40.7%	38.2%
In December of 2017, the Tax Act reduced federal income tax rates from 35% to 21% for tax years after 2017. The decrease in the effective tax rate for the year ended December 31, 2018 compared to 2017 was primarily due to the reduced income tax rate. The increase in the effective tax rate for the year ended December 31, 2017 compared to 2016 was primarily due to a $3.4 million expense in 2017 due to provisions of the Tax Act, including remeasurement of deferred tax assets and remeasurement of tax contingencies.
ACC cash settles with Ameriprise Financial the change in its deferred federal income taxes on a quarterly basis. ACC’s deferred federal income taxes are presented net in Taxes receivable from parent or Taxes payable to parent on ACC’s Consolidated Balance Sheets. ACC had net deferred federal income taxes payable to Ameriprise Financial of $1.9 million and net deferred federal income taxes receivable from Ameriprise Financial of $3.9 million as of December 31, 2018 and 2017, respectively. During the years ended December 31, 2018 and 2017, Ameriprise Financial paid ACC $12.4 million and ACC paid Ameriprise Financial $8.9 million, respectively, for the settlement of deferred federal income taxes.

ACC’s deferred state income taxes, as well as deferred state and federal income taxes for ACC’s subsidiary, Investors Syndicate Development Corp., are presented net in Deferred taxes, net on ACC’s Consolidated Balance Sheets. Deferred income tax assets and liabilities are measured at the statutory rate of 21% as of both December 31, 2018 and 2017. The significant components of deferred tax assets and liabilities included in Deferred taxes, net were as follows:

	December 31,
	2018	2017
	(in thousands)
Deferred income tax assets:
Investment unrealized losses, net	$2,020	$342
Certificate reserves	304	437
Other	58	—
Total deferred income tax assets	2,382	779
Deferred income tax liabilities:
Investments, including bond discounts and premiums	80	35
Other	—	8
Total deferred income tax liabilities	80	43
Net deferred income tax assets	$2,302	$736
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2018	2017	2016
	(in thousands)
Balance at January 1	$2,531	$2,486	$1,935
Additions based on tax positions related to the current year	1,112	1,217	782
Additions for tax positions of prior years	127	14	423
Reductions for tax positions of prior years	—	(532)	(654)
Settlements	—	(654)	—
Balance at December 31	$3,770	$2,531	$2,486
If recognized, approximately $3.0 million, $2.0 million and $1.6 million, net of federal tax benefits, of the unrecognized tax benefits as of December 31, 2018, 2017 and 2016, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. ACC estimates that the total amount of gross unrecognized tax benefits may decrease by $94 thousand in the next 12 months primarily due to state exams.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized an increase of $132 thousand and decreases of $158 thousand and $1.4 million for interest and penalties for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, ACC had a payable of $224 thousand and $92 thousand, respectively, related to accrued interest and penalties.
ACC files income tax returns as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial in the U.S. federal jurisdiction and various states jurisdictions. In the first quarter of 2018, Ameriprise Financial received cash settlements for final resolution of the 2008 through 2010 Internal Revenue Service (“IRS”) audits. In the third quarter of 2018, Ameriprise Financial reached an agreement with IRS appeals to resolve the 2012 and 2013 audits. Accordingly, Ameriprise Financial’s IRS audits are effectively settled through 2013. The IRS is currently auditing Ameriprise Financial’s U.S. income tax returns for 2014 and 2015. Ameriprise Financial’s or its subsidiaries’, including ACC’s, state income tax returns are currently under examination by various jurisdictions for years ranging from 2009 through 2017.
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

Ameriprise Certificate Company
Part II. Consolidated Financial Schedules
Schedule I — Investments in Securities of Unaffiliated Issuers
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CASH EQUIVALENTS
COMMERCIAL PAPER
AMERICAN ELECTRIC POWER COMPANY INC	1/28/2019	—%	$21,500	$21,453	$21,453
BANK OF NEW YORK MELLON	1/2/2019	—	36,200	36,198	36,198
CONSOLIDATED EDISON INC	1/10/2019	—	25,000	24,982	24,982
CONSOLIDATED EDISON INC	1/8/2019	—	25,000	24,985	24,985
DOWDUPONT INC	1/18/2019	—	16,500	16,477	16,477
EASTMAN CHEMICAL COMPANY	1/3/2019	—	20,500	20,497	20,497
EATON CORPORATION PLC	1/9/2019	—	33,000	32,978	32,978
J M SMUCKER CO	1/2/2019	—	39,000	38,997	38,997
LOCKHEED MARTIN CORPORATION	1/9/2019	—	25,000	24,984	24,984
MCKESSON CORP	1/17/2019	—	25,000	24,966	24,966
MONDELEZ INTERNATIONAL INC	1/2/2019	—	10,000	9,999	9,999
PPL CORPORATION	1/3/2019	—	31,000	30,995	30,995
TRANSCANADA CORPORATION	1/3/2019	—	10,000	9,998	9,998
WALGREENS BOOTS ALLIANCE INC	1/9/2019	—	25,000	24,985	24,985
XCEL ENERGY INC	1/2/2019	—	8,100	8,099	8,099
XCEL ENERGY INC	1/16/2019	—	10,000	9,987	9,987
TOTAL COMMERCIAL PAPER				360,580	360,580
TOTAL CASH EQUIVALENTS				360,580	360,580

FIXED MATURITIES
U.S. GOVERNMENT AND AGENCY OBLIGATIONS
UNITED STATES TREASURY BILL	1/3/2019	—	50,000	49,994	50,000
UNITED STATES TREASURY BILL	1/31/2019	—	75,000	74,865	74,864
UNITED STATES TREASURY BILL	2/28/2019	—	75,000	74,734	74,720
UNITED STATES TREASURY BILL	3/28/2019	—	75,000	74,583	74,588
UNITED STATES TREASURY BILL	4/25/2019	—	50,000	49,616	49,628
UNITED STATES TREASURY BILL	5/23/2019	—	50,000	49,516	49,529
UNITED STATES TREASURY BILL	6/20/2019	—	75,000	74,120	74,148
UNITED STATES TREASURY BILL	1/10/2019	—	75,000	74,961	74,963
UNITED STATES TREASURY BILL	1/17/2019	—	75,000	74,929	74,929
UNITED STATES TREASURY BILL	1/24/2019	—	75,000	74,898	74,896
UNITED STATES TREASURY BILL	2/7/2019	—	75,000	74,832	74,824
UNITED STATES TREASURY BILL	2/14/2019	—	75,000	74,799	74,788
UNITED STATES TREASURY BILL	2/21/2019	—	75,000	74,768	74,755
UNITED STATES TREASURY BILL	3/7/2019	—	75,000	74,698	74,687
UNITED STATES TREASURY BILL	3/14/2019	—	75,000	74,660	74,653
UNITED STATES TREASURY BILL	3/21/2019	—	75,000	74,624	74,625
UNITED STATES TREASURY BILL	4/4/2019	—	50,000	49,699	49,693
UNITED STATES TREASURY BILL	4/11/2019	—	50,000	49,670	49,675
UNITED STATES TREASURY BILL	4/18/2019	—	50,000	49,644	49,652
UNITED STATES TREASURY BILL	5/2/2019	—	50,000	49,591	49,602

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

UNITED STATES TREASURY BILL	5/9/2019	—	50,000	49,564	49,577
UNITED STATES TREASURY BILL	5/16/2019	—	50,000	49,536	49,552
UNITED STATES TREASURY BILL	5/30/2019	—	50,000	49,487	49,506
UNITED STATES TREASURY BILL	6/6/2019	—	50,000	49,462	49,482
UNITED STATES TREASURY BILL	6/13/2019	—	75,000	74,156	74,183
UNITED STATES TREASURY BILL	6/27/2019	—	75,000	74,083	74,113
UNITED STATES TREASURY BILL	7/5/2019	—	75,000	74,059	74,053
UNITED STATES TREASURY BOND	11/15/2028	5.250	200	209	244
TOTAL U. S. GOVERNMENT AND AGENCY OBLIGATIONS				1,739,757	1,739,929

STATE AND MUNICIPAL OBLIGATIONS
CARSON CALIFORNIA REDEVELOPMENT AGENCY	2/1/2019	3.307	1,550	1,550	1,550
CARSON CALIFORNIA REDEVELOPMENT AGENCY	2/1/2020	3.757	3,205	3,205	3,221
FLORIDA ST MID-BAY BRIDGE AUTHORITY	10/1/2021	3.784	2,800	2,800	2,801
KENTUCKY ST PPTY & BLDGS COMMN	5/1/2020	2.263	1,285	1,285	1,274
KENTUCKY ST PPTY & BLDGS COMMN	5/1/2021	2.564	1,100	1,100	1,087
L'ANSE CREUSE MICHIGAN PUBLIC SCHOOLS	5/1/2020	2.159	5,000	5,000	4,958
LOS ANGELES CALIF MUN IMPT CORPORATION	11/1/2019	2.846	3,000	3,000	2,998
LOS ANGELES COUNTY CALIFORNIA REDEV AUTHORITY	8/1/2019	2.644	2,425	2,425	2,424
MICHIGAN STATE HOUSING DEVELOPMENT	10/1/2019	1.822	1,460	1,460	1,447
MICHIGAN STATE HOUSING DEVELOPMENT	4/1/2020	1.946	1,080	1,080	1,066
NEW HOPE CULTURAL EDU FACS FIN CORPORATION	7/1/2019	3.780	2,155	2,155	2,081
NEW HOPE CULTURAL EDU FACS FIN CORPORATION	7/1/2020	4.125	2,810	2,810	2,604
OYSTER BAY NY	2/1/2019	3.550	1,800	1,800	1,800
PORT OF SEATTLE	5/1/2019	1.894	2,000	2,000	1,995
PORT OF SEATTLE	5/1/2020	2.007	5,000	5,000	4,949
STATE OF CONNECTICUT	9/15/2019	3.625	5,500	5,532	5,515
STATE OF CONNECTICUT	9/15/2020	3.750	4,250	4,292	4,285
STATE OF CONNECTICUT	9/15/2021	4.000	3,000	3,052	3,078
STATE OF CONNECTICUT	9/15/2022	3.471	2,000	2,000	2,017
SUCCESSOR AGENCY TO THE PALM DESERT REDEVELOPMENT AGENCY	10/1/2019	2.000	3,835	3,826	3,810
SUCCESSOR AGENCY TO THE PALM DESERT REDEVELOPMENT AGENCY	10/1/2019	2.000	4,680	4,669	4,650
SUCCESSOR AGENCY TO THE PALM DESERT REDEVELOPMENT AGENCY	10/1/2020	2.250	2,000	1,991	1,980
TOTAL STATE AND MUNICIPAL OBLIGATIONS				62,032	61,590

RESIDENTIAL MORTGAGE BACKED SECURITIES
AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES
FANNIE MAE 06-36 GF	5/25/2036	2.806	4,784	4,803	4,786
FANNIE MAE 07-46 FB	5/25/2037	2.876	2,048	2,052	2,050
FANNIE MAE 09-107 FL	2/25/2038	3.156	2,192	2,201	2,208
FANNIE MAE 13-2 KF	1/25/2037	2.686	8,222	8,206	8,141
FANNIE MAE AF-2015-22C	4/25/2045	2.699	17,602	17,540	17,465
FANNIE MAE AF-2015-42	6/25/2055	2.679	17,487	17,393	17,454
FANNIE MAE AF-2015-91	12/25/2045	2.719	17,988	17,907	17,862

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE FA-2015-4	2/25/2045	2.699	7,422	7,430	7,395
FANNIE MAE FW-2015-84	11/25/2045	2.699	16,644	16,621	16,604
FANNIE MAE 07-6	2/25/2037	2.956	6,998	7,010	7,029
FANNIE MAE 09-101	12/25/2039	3.346	12,220	12,401	12,472
FANNIE MAE 12-133	4/25/2042	2.756	10,577	10,545	10,525
FANNIE MAE 16-2	2/25/2056	2.829	5,940	5,932	5,944
FANNIE MAE 303970	9/1/2024	6.000	192	190	206
FANNIE MAE 545492	2/1/2022	5.500	63	63	67
FANNIE MAE 725558	6/1/2034	4.199	151	149	156
FANNIE MAE 725694	7/1/2034	3.933	172	169	176
FANNIE MAE 725719	7/1/2033	3.964	401	400	410
FANNIE MAE 735034	10/1/2034	4.346	4,122	4,337	4,284
FANNIE MAE 735702	7/1/2035	4.331	2,932	3,015	3,069
FANNIE MAE 794787	10/1/2034	4.257	102	104	105
FANNIE MAE 799733	11/1/2034	4.454	199	202	209
FANNIE MAE 801337	9/1/2034	4.089	1,734	1,826	1,793
FANNIE MAE 801917	10/1/2034	4.695	274	275	289
FANNIE MAE 804561	9/1/2034	4.370	533	534	559
FANNIE MAE 807219	1/1/2035	3.911	1,182	1,192	1,242
FANNIE MAE 809532	2/1/2035	3.718	365	367	380
FANNIE MAE 834552	8/1/2035	4.705	315	317	331
FANNIE MAE 889485	6/1/2036	4.390	2,815	2,860	2,944
FANNIE MAE 922674	4/1/2036	4.316	1,460	1,494	1,538
FANNIE MAE 968438	1/1/2038	3.405	2,133	2,241	2,225
FANNIE MAE 995123	8/1/2037	4.526	1,055	1,091	1,113
FANNIE MAE 995548	9/1/2035	4.263	1,472	1,504	1,537
FANNIE MAE 995604	11/1/2035	4.465	4,691	4,941	4,899
FANNIE MAE 995614	8/1/2037	3.473	1,275	1,341	1,292
FANNIE MAE AB1980	12/1/2020	3.000	1,088	1,095	1,086
FANNIE MAE AB5230	5/1/2027	2.500	8,206	8,340	8,096
FANNIE MAE AD0901	4/1/2040	3.683	5,358	5,693	5,598
FANNIE MAE AE0559	12/1/2034	4.083	3,335	3,504	3,473
FANNIE MAE AE0566	8/1/2035	4.331	2,678	2,815	2,808
FANNIE MAE AF-2016-11	3/25/2046	2.849	9,902	9,884	9,923
FANNIE MAE AF-2016-87	11/25/2046	2.749	13,195	13,188	13,170
FANNIE MAE AF-2016-88	12/25/2046	2.789	11,016	11,016	11,033
FANNIE MAE AF-2018-87	12/25/2048	2.649	38,325	38,146	37,643
FANNIE MAE AF-204620	11/15/2042	2.789	11,119	11,096	11,110
FANNIE MAE AL1037	1/1/2037	4.047	2,726	2,900	2,877
FANNIE MAE AL2269	10/1/2040	4.307	3,536	3,759	3,698
FANNIE MAE AL3935	9/1/2037	4.360	7,290	7,701	7,629
FANNIE MAE AL3961	2/1/2039	3.735	5,368	5,662	5,604
FANNIE MAE AL4100	9/1/2036	4.208	7,258	7,647	7,588
FANNIE MAE AL4110	3/1/2037	4.275	5,511	5,791	5,747

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE AL4114	2/1/2039	4.207	6,972	7,393	7,331
FANNIE MAE AN4923	3/1/2027	2.349	25,000	25,014	24,966
FANNIE MAE AO8746	8/1/2027	2.500	14,688	15,077	14,491
FANNIE MAE ARM 105989	8/1/2020	3.180	1	1	1
FANNIE MAE ARM 190726	3/1/2033	4.825	86	87	86
FANNIE MAE ARM 249907	2/1/2024	4.250	100	101	103
FANNIE MAE ARM 303259	3/1/2025	4.334	24	24	25
FANNIE MAE ARM 545786	6/1/2032	4.165	189	190	190
FANNIE MAE ARM 620293	1/1/2032	3.650	150	149	156
FANNIE MAE ARM 651629	8/1/2032	4.435	192	192	199
FANNIE MAE ARM 654158	10/1/2032	3.915	239	240	252
FANNIE MAE ARM 655646	8/1/2032	4.371	142	142	145
FANNIE MAE ARM 655798	8/1/2032	4.365	246	245	257
FANNIE MAE ARM 661349	9/1/2032	4.520	88	88	92
FANNIE MAE ARM 661744	10/1/2032	4.370	204	205	213
FANNIE MAE ARM 664521	10/1/2032	4.329	158	159	160
FANNIE MAE ARM 664750	10/1/2032	4.488	74	74	78
FANNIE MAE ARM 670731	11/1/2032	4.040	395	396	410
FANNIE MAE ARM 670779	11/1/2032	4.005	291	293	301
FANNIE MAE ARM 670890	12/1/2032	3.915	229	230	234
FANNIE MAE ARM 670912	12/1/2032	3.915	115	115	116
FANNIE MAE ARM 670947	12/1/2032	3.915	178	178	185
FANNIE MAE ARM 694852	4/1/2033	3.815	205	208	213
FANNIE MAE ARM 722779	9/1/2033	3.913	340	340	349
FANNIE MAE ARM 733525	8/1/2033	4.261	349	336	361
FANNIE MAE ARM 739194	9/1/2033	4.432	449	450	467
FANNIE MAE ARM 743256	10/1/2033	4.463	165	163	171
FANNIE MAE ARM 743856	11/1/2033	4.550	209	209	219
FANNIE MAE ARM 758873	12/1/2033	4.302	169	167	175
FANNIE MAE ARM 88879	11/1/2019	2.875	7	7	7
FANNIE MAE ARM 89125	8/1/2019	3.875	1	1	1
FANNIE MAE AS4507	2/1/2030	3.000	8,153	8,438	8,159
FANNIE MAE AS4878	4/1/2030	3.000	10,986	11,368	10,993
FANNIE MAE BE5622	1/1/2032	2.500	31,904	32,161	31,170
FANNIE MAE BK0933	7/1/2033	3.500	22,925	23,195	23,206
FANNIE MAE CA1265	2/1/2033	3.000	30,340	30,181	30,279
FANNIE MAE CA2283	8/1/2033	3.500	23,888	23,854	24,183
FANNIE MAE DF-2015-38	6/25/2055	2.659	28,372	28,188	28,328
FANNIE MAE DF-2017-16	3/25/2047	2.349	7,532	7,563	7,556
FANNIE MAE FA-2013-1	2/25/2043	2.856	12,842	12,886	12,852
FANNIE MAE FA-2015-55	8/25/2055	2.649	11,986	11,940	11,889
FANNIE MAE FA-204624	12/15/2038	2.799	31,641	31,571	31,639
FANNIE MAE FC-2017-51	7/25/2047	2.856	40,490	40,615	40,347
FANNIE MAE FC-2018-73	10/25/2048	2.806	60,664	60,475	60,459

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE FK-2010-123	11/25/2040	2.956	11,628	11,736	11,726
FANNIE MAE FL-2017-4	2/25/2047	2.799	14,372	14,372	14,390
FANNIE MAE FT-2016-84	11/25/2046	3.006	20,725	20,921	20,860
FANNIE MAE GF-204639	3/15/2036	2.799	31,790	31,712	31,793
FANNIE MAE HYBRID ARM 566074	5/1/2031	4.193	276	275	287
FANNIE MAE HYBRID ARM 584507	6/1/2031	4.221	119	119	125
FANNIE MAE KF-2015-27	5/25/2045	2.806	14,781	14,738	14,820
FANNIE MAE MA0099	6/1/2019	4.000	79	79	81
FANNIE MAE MA0598	12/1/2020	3.500	964	975	975
FANNIE MAE MA1144	8/1/2027	2.500	7,286	7,489	7,181
FANNIE MAE MA3391	6/1/2033	3.000	24,247	24,014	24,199
FANNIE MAE WF-2016-68	10/25/2046	2.799	8,649	8,659	8,681
FANNIE MAE_15-50	7/25/2045	2.699	28,692	28,661	28,614
FANNIE MAE_15-93	8/25/2045	2.856	15,100	15,058	15,006
FANNIE MAE_16-11	3/25/2046	2.899	12,591	12,605	12,651
FREDDIE MAC 4159 FD	1/15/2043	2.805	8,365	8,391	8,341
FREDDIE MAC 4363 2014 FA	9/15/2041	2.626	4,967	4,963	4,915
FREDDIE MAC FB-204495	11/15/2038	2.699	14,923	14,856	14,883
FREDDIE MAC LF-204475	4/15/2040	2.659	3,937	3,935	3,921
FREDDIE MAC WF-204491	8/15/2039	2.669	7,472	7,467	7,445
FREDDIE MAC 1H2520	6/1/2035	4.232	4,040	4,278	4,265
FREDDIE MAC 1N1474	5/1/2037	4.531	629	653	659
FREDDIE MAC 1Q1515	11/1/2038	4.101	15,806	16,697	16,556
FREDDIE MAC 1Q1540	6/1/2040	3.909	6,425	6,863	6,715
FREDDIE MAC 1Q1548	8/1/2038	3.981	7,293	7,675	7,630
FREDDIE MAC 1Q1572	5/1/2038	3.867	11,667	12,317	12,188
FREDDIE MAC 4595	10/15/2037	2.899	10,796	10,796	10,815
FREDDIE MAC 781884	8/1/2034	4.500	625	632	658
FREDDIE MAC 848416	2/1/2041	3.758	7,994	8,347	8,360
FREDDIE MAC 848530	9/1/2039	4.227	3,696	3,904	3,875
FREDDIE MAC 848922	4/1/2037	4.149	3,511	3,742	3,677
FREDDIE MAC 849281	8/1/2037	4.424	5,713	6,087	6,013
FREDDIE MAC AF-204559	3/15/2042	2.849	12,016	11,973	12,024
FREDDIE MAC AF-204615	10/15/2038	2.699	6,427	6,406	6,417
FREDDIE MAC AF-204774	7/15/2042	2.349	12,205	12,195	12,185
FREDDIE MAC ARM 350190	5/1/2022	4.250	16	16	16
FREDDIE MAC ARM 405243	7/1/2019	4.010	3	3	3
FREDDIE MAC ARM 405437	10/1/2019	4.525	8	8	8
FREDDIE MAC ARM 780514	5/1/2033	4.138	231	236	243
FREDDIE MAC ARM 780845	9/1/2033	4.528	152	148	160
FREDDIE MAC ARM 780903	9/1/2033	4.558	207	205	218
FREDDIE MAC ARM 785363	2/1/2025	3.989	25	25	26
FREDDIE MAC ARM 788941	12/1/2031	4.750	16	16	16
FREDDIE MAC ARM 840072	6/1/2019	3.875	1	1	1

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FREDDIE MAC ARM 845154	7/1/2022	4.376	21	21	21
FREDDIE MAC ARM 845654	2/1/2024	4.597	61	61	62
FREDDIE MAC ARM 845730	11/1/2023	4.301	94	95	95
FREDDIE MAC ARM 845733	4/1/2024	4.098	66	67	68
FREDDIE MAC ARM 846702	10/1/2029	3.987	10	10	10
FREDDIE MAC C90581	8/1/2022	5.500	85	85	90
FREDDIE MAC C90582	9/1/2022	5.500	47	46	49
FREDDIE MAC F2-20350	9/15/2040	2.699	38,348	38,320	38,491
FREDDIE MAC F4-20328	2/15/2038	2.606	7,274	7,283	7,253
FREDDIE MAC FA-204547	9/15/2040	2.799	10,719	10,704	10,732
FREDDIE MAC FA-204822	5/15/2035	2.705	72,850	72,833	72,444
FREDDIE MAC FD-203928	9/15/2041	2.875	31,023	31,252	31,221
FREDDIE MAC FD-204301	7/15/2037	2.855	11,141	11,212	11,205
FREDDIE MAC FL-204523	8/15/2038	2.699	12,586	12,513	12,540
FREDDIE MAC G16485	5/1/2033	3.000	23,345	23,181	23,267
FREDDIE MAC G30227	5/1/2023	5.500	268	272	283
FREDDIE MAC GF-204367	3/15/2037	2.699	21,473	21,439	21,382
FREDDIE MAC J32518	8/1/2030	3.000	14,642	15,127	14,614
FREDDIE MAC KF-204560	7/15/2040	2.899	16,231	16,208	16,155
FREDDIE MAC T-76 2A	10/25/2037	4.732	7,302	7,441	7,639
FREDDIE MAC WF-204681	8/15/2033	2.699	36,814	36,819	36,784
FREDDIE MAC WF-204697	6/15/2038	2.699	26,711	26,726	26,679
FREDDIE MAC_4248	5/15/2041	2.905	13,078	13,100	13,005
FREDDIE MAC_4448	5/15/2040	2.669	11,269	11,210	11,175
GINNIE MAE MF-2016-108	8/20/2046	2.649	2,308	2,298	2,303
GINNIE MAE AF-2014-129	10/20/2041	2.649	7,163	7,154	7,178
GINNIE MAE AF-2014-94	11/20/2041	2.799	5,123	5,134	5,069
GINNIE MAE AF-2015-18	2/20/2040	2.679	12,118	12,135	12,115
GINNIE MAE FA-2016-115	8/20/2046	2.870	39,261	39,479	39,427
GINNIE MAE FB-2013-151	2/20/2040	2.820	23,420	23,528	23,510
GINNIE MAE FC-2009-8	2/16/2039	3.355	13,538	13,887	13,858
GINNIE MAE FC-2018-67	5/20/2048	2.770	18,646	18,664	18,658
GINNIE MAE FD-2018-66	5/20/2048	2.720	10,141	10,138	10,130
GINNIE MAE II 082431	12/20/2039	3.125	4,887	5,081	5,081
GINNIE MAE II 082464	1/20/2040	3.375	2,103	2,256	2,193
GINNIE MAE II 082497	3/20/2040	3.375	3,253	3,453	3,365
GINNIE MAE II 082573	7/20/2040	3.750	4,228	4,378	4,395
GINNIE MAE II 082581	7/20/2040	3.750	6,008	6,436	6,247
GINNIE MAE II 082602	8/20/2040	3.750	11,194	12,006	11,638
GINNIE MAE II 082710	1/20/2041	3.375	4,169	4,335	4,328
GINNIE MAE II 082794	4/20/2041	3.625	6,111	6,517	6,310
GINNIE MAE II ARM 8157	3/20/2023	3.375	37	38	38
GINNIE MAE II ARM 8638	6/20/2025	3.625	57	57	58

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

GINNIE MAE LF-2015-82	4/20/2041	2.649	7,875	7,881	7,865
TOTAL AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				1,556,927	1,551,508

NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES
ADJUSTABLE RATE MORTGAGE TRUST 04-2 6A1	2/25/2035	4.482	379	381	379
AMERICAN HOME MORTGAGE INVESTMENT TRUST 5A-2004-4	2/25/2045	4.885	398	397	396
ANGEL OAK MORTGAGE TRUST A1-2017-1	1/25/2047	2.810	2,110	2,107	2,097
ANGEL OAK MORTGAGE TRUST A1-2017-2	7/25/2047	2.478	19,810	19,796	19,510
ANGEL OAK MORTGAGE TRUST A1-2018-2	7/27/2048	3.674	10,802	10,801	10,768
ANGEL OAK MORTGAGE TRUST A1-2018-3	9/25/2048	3.649	23,373	23,371	23,454
APS RESECURITIZATION TRUST 1A-2016-3	11/27/2066	4.756	17,060	16,978	18,304
APS RESECURITIZATION TRUST 2A-2015-1	8/28/2054	2.457	3,456	3,412	3,340
APS RESECURITIZATION TRUST 2A-2016-3	11/27/2046	4.756	12,718	12,648	13,736
BANK OF AMERICA FUNDING CORPORATION 7A1-2015-R4	11/27/2045	4.099	7,254	7,226	7,361
BANK OF AMERICA FUNDING CORPORATION A1-2016-R1	3/25/2040	2.500	20,089	19,994	19,554
BANK OF AMERICA MORTGAGE SECURITY 2004-E 2A6	6/25/2034	4.392	1,990	1,980	1,977
BAYVIEW OPPORTUNITY MASTER FUND A1-2017-RT1	3/28/2057	3.000	12,498	12,564	12,228
BAYVIEW OPPORTUNITY MASTER FUND A-2016-SPL1	4/28/2055	4.000	23,889	24,386	23,919
BAYVIEW OPPORTUNITY MASTER FUND A-2016-SPL2	6/28/2053	4.000	24,512	24,998	24,673
BAYVIEW OPPORTUNITY MASTER FUND A-2017-RT5	5/28/2069	3.500	29,467	30,017	29,395
BAYVIEW OPPORTUNITY MASTER FUND A-2017-RT6	10/28/2057	3.500	27,458	27,939	27,393
BAYVIEW OPPORTUNITY MASTER FUND A-2017-SPL1	10/28/2064	4.000	21,434	21,992	21,630
BAYVIEW OPPORTUNITY MASTER FUND A-2017-SPL2	6/28/2054	4.000	23,363	23,961	23,576
BAYVIEW OPPORTUNITY MASTER FUND A-2017-SPL3	11/28/2053	4.000	17,898	18,389	18,057
BAYVIEW OPPORTUNITY MASTER FUND A-2017-SPL4	1/28/2055	3.500	20,955	21,356	20,902
BAYVIEW OPPORTUNITY MASTER FUND A-2017-SPL5	6/28/2057	3.500	23,625	24,176	23,566
BCAP LLC TRUST 11-RR10 3A5	6/26/2035	4.501	1,686	1,682	1,692
BCAP LLC TRUST 13-RR8 1A1	5/26/2036	4.002	728	727	723
BCAP LLC TRUST 13-RR9 1A1	1/26/2036	4.354	1,779	1,778	1,783
BCAP LLC TRUST 3A1-2014-RR2	9/26/2046	0.375	3,853	3,811	3,885
BCAP LLC TRUST 4A1-2013-RR7	12/27/2034	4.511	4,390	4,414	4,448
CENTEX HOME EQUITY 2003-A AF4	12/25/2031	4.250	985	978	982
CHASE MORTGAGE FINANCE 07-A1 1A5	2/25/2037	4.369	3,519	3,488	3,541
CITIGROUP MORTGAGE LOAN TRUST 10-7 2A1	2/25/2035	4.157	235	235	235
CITIGROUP MORTGAGE LOAN TRUST 13 1A1	3/25/2035	4.284	1,169	1,167	1,168
CITIGROUP MORTGAGE LOAN TRUST 13-7 2A1	8/25/2036	3.850	1,616	1,615	1,611
CITIGROUP MORTGAGE LOAN TRUST 13-9 2A1	9/25/2034	4.280	1,899	1,897	1,886
CITIGROUP MORTGAGE LOAN TRUST 1A1-2014-11	10/25/2035	3.998	5,021	5,065	4,999
CITIGROUP MORTGAGE LOAN TRUST 1A1-2015-11	3/25/2035	4.144	11,401	11,448	11,662
CITIGROUP MORTGAGE LOAN TRUST 1A1-2015-9	2/20/2036	4.085	3,118	3,120	3,073
CITIGROUP MORTGAGE LOAN TRUST 2A1-2014-2	4/25/2036	3.250	1,801	1,799	1,765
CITIGROUP MORTGAGE LOAN TRUST 2A1-2014-5	2/20/2036	3.989	1,775	1,775	1,776
CITIGROUP MORTGAGE LOAN TRUST 2A1-2015-9	2/25/2036	4.236	6,268	6,282	6,217
CITIGROUP MORTGAGE LOAN TRUST 3A1-2013-11	9/25/2034	4.236	972	978	977

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CITIGROUP MORTGAGE LOAN TRUST 3A1-2014-6	11/25/2035	3.649	1,872	1,863	1,875
CITIGROUP MORTGAGE LOAN TRUST 3A1-2015-5	8/25/2034	4.156	4,943	4,988	4,972
CITIGROUP MORTGAGE LOAN TRUST 4A1-2015-5	4/20/2035	4.123	10,996	11,044	10,958
CITIGROUP MORTGAGE LOAN TRUST 5A1-2015-5	1/25/2036	2.565	4,188	4,115	3,968
CITIGROUP MORTGAGE LOAN TRUST A1-2015-PS1	9/25/2042	3.750	9,838	9,954	9,904
CITIGROUP MORTGAGE LOAN TRUST A4-2015-A	6/25/2058	4.250	802	824	815
COLT FUNDING LLC A1 2017-1	5/27/2047	2.614	13,554	13,542	13,210
COLT FUNDING LLC A1-2016-2	9/25/2046	2.750	2,025	2,028	2,016
COLT FUNDING LLC A1-2016-3	12/26/2046	2.800	9,066	9,060	8,992
COLT FUNDING LLC A1-2018-4	12/28/2048	4.006	19,561	19,559	19,673
COLT FUNDING LLC A1A-2017-2	10/25/2047	2.415	11,740	11,733	11,563
COMMERCIAL TRUST CORPORATION A-2017-7	4/25/2057	3.000	14,934	15,031	14,817
COUNTRYWIDE HOME LOANS 03-46 4A1	1/19/2034	4.275	2,841	2,910	2,824
COUNTYWIDE ALTERNATIVE LOAN 04-33 2A1	12/25/2034	4.281	114	114	114
CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES 04-AR3	4/25/2034	4.117	2,066	2,093	2,097
CREDIT SUISSE MORTGAGE CAPITAL 09-2R 1A13	9/26/2034	4.607	11,739	11,708	11,766
CREDIT SUISSE MORTGAGE CAPITAL 10-17R 1A1	6/26/2036	4.281	902	902	902
CREDIT SUISSE MORTGAGE CAPITAL 3A1-2015-7R	10/27/2036	2.646	11,205	10,900	10,890
CREDIT SUISSE MORTGAGE CAPITAL A6-2015-1R	12/27/2035	4.743	4,670	4,701	4,733
CREDIT SUISSE MORTGAGE CAPTIAL 13-11R 1A1	6/27/2034	2.750	3,879	3,876	3,860
CREDIT SUISSE MORTGAGE CAPTIAL 15A1-2014-11	1/27/2036	4.151	6,406	6,416	6,436
CREDIT SUISSE MORTGAGE CAPTIAL 1A1-2015-6R	7/27/2035	4.065	7,836	7,895	7,974
CREDIT SUISSE MORTGAGE CAPTIAL 5A1-2014-5R	7/27/2037	2.500	2,243	2,243	2,194
CREDIT SUISSE MORTGAGE CAPTIAL A1-2017-FHA1	4/25/2047	3.250	17,314	17,497	16,897
CREDIT SUISSE MORTGAGE TRUST 13-2R 6A1	9/27/2036	4.075	860	861	862
CREDIT SUISSE MORTGAGE TRUST 2A12-2010-2R	10/26/2036	4.391	8,109	8,141	8,133
CREDIT SUISSE MORTGAGE TRUST 2A14-2009-11	9/26/2036	3.715	176	176	176
CREDIT SUISSE MORTGAGE TRUST 6A12-2010-2R	7/26/2037	3.898	668	669	667
CREDIT SUISSE MORTGAGE TRUST A1-2017-RPL1	7/25/2057	2.750	18,816	18,797	18,431
CREDIT SUISSE MORTGAGE TRUST A1-2017-RPL3	8/1/2057	4.000	30,604	31,635	31,003
DEEPHAVEN RESIDENTIAL MORTGAGE A1-2017-1A	12/26/2046	2.725	10,248	10,239	10,068
DEEPHAVEN RESIDENTIAL MORTGAGE A1-2017-2A	6/25/2047	2.453	16,732	16,720	16,457
DEEPHAVEN RESIDENTIAL MORTGAGE A1-2017-3A	10/25/2047	2.577	7,652	7,645	7,555
DEEPHAVEN RESIDENTIAL MORTGAGE A1-2018-4A	10/25/2058	4.080	40,000	39,996	40,248
ELLINGTON FINANCIAL MORTGAGE A1-2017-1	10/25/2047	2.687	8,272	8,266	8,203
FIRST HORIZON ALTERNATIVE MORTGAGE 04-AA4 A1	10/25/2034	4.219	503	508	497
GMAC MORTGAGE CORPORATION LOAN 2004-AR2 3A	8/19/2034	4.694	443	444	429
GMAC MORTGAGE CORPORATION LOAN 2004-AR2 5A1	8/19/2034	4.696	394	394	391
GOLDMAN SACHS MORTGAGE SECURITIES CORPORATION 05-AR1 2A1	1/25/2035	4.673	1,530	1,536	1,486
GOLDMAN SACHS MORTGAGE SECURITIES CORPORATION 2A-2014-4R	8/26/2035	4.548	3,887	3,917	3,906
GOLDMAN SACHS MORTGAGE SECURITIES CORPORATION A1A-2018-RPL	10/25/2057	3.750	14,850	14,644	14,599
HARBORVIEW MORTGAGE LOAN TRUST 04-10 4A	1/19/2035	4.290	339	340	322
HARBORVIEW MORTGAGE LOAN TRUST 04-7 3A1	11/19/2034	4.076	555	551	546
HARBORVIEW MORTGAGE LOAN TRUST 2004-1 4A	4/19/2034	4.402	271	272	273

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

HARBORVIEW MORTGAGE LOAN TRUST 2004-4 3A	6/19/2034	3.424	64	63	61
HARBORVIEW MORTGAGE LOAN TRUST 2004-6 5A	8/19/2034	4.653	141	140	139
HOMEWARD OPPORTUNITIES A1-2018-2	11/25/2058	3.985	40,000	39,998	39,999
HOMEWARD OPPORTUNITIES FUND I A1-2018-1	6/25/2048	3.766	17,661	17,658	17,711
JEFFERIES & CO A1-2015-R1	12/26/2036	2.455	4,791	4,649	4,678
MERRILL LYNCH MORTGAGE INVESTORS 03-A5 2A6A	8/25/2033	4.428	774	772	798
MERRILL LYNCH MORTGAGE INVESTORS 04-1 2A2	12/25/2034	4.151	298	299	292
MERRILL LYNCH MORTGAGE INVESTORS 05-A1 2A	12/25/2034	4.553	514	515	526
MERRILL LYNCH MORTGAGE INVESTORS 05-A2 A2	2/25/2035	3.677	1,032	1,033	1,041
METLIFE SECURITIZATION TRUST A-2017-1A	4/25/2055	3.000	18,140	18,310	17,853
METLIFE SECURITIZATION TRUST A-2018-1A	3/25/2057	3.750	16,013	16,041	16,158
MFA TRUST A1-2017-RPL1	2/25/2057	2.588	23,047	23,035	22,574
MILL CITY MORTGAGE LOAN TRUST A1-2015-2	9/25/2057	3.000	8	8	8
MILL CITY MORTGAGE LOAN TRUST A1-2016-1	4/25/2057	2.500	12,633	12,675	12,340
MILL CITY MORTGAGE LOAN TRUST A1-2017-1	11/25/2058	2.750	24,958	24,879	24,482
MILL CITY MORTGAGE LOAN TRUST A1-2017-2	7/25/2059	2.750	26,109	26,282	25,592
MILL CITY MORTGAGE LOAN TRUST A1-2017-3	1/25/2061	2.750	26,693	26,801	26,135
MILL CITY MORTGAGE LOAN TRUST A2-2015-1	6/25/2056	3.000	5,754	5,749	5,731
MORGAN STANLEY MORTGAGE LOAN 04-10AR A1	11/25/2034	4.624	269	272	270
MORGAN STANLEY MORTGAGE LOAN PT2A	11/25/2034	4.333	529	538	525
MORGAN STANLEY REREMIC TRUST 13-R1 5A	11/26/2036	3.667	1,078	1,078	1,081
MORGAN STANLEY REREMIC TRUST 13-R3 1A	2/26/2036	4.317	2,155	2,152	2,149
MORGAN STANLEY REREMIC TRUST 13-R3 4A	12/26/2036	3.676	1,472	1,472	1,464
MORGAN STANLEY REREMIC TRUST 13-R3 5A	11/26/2036	3.667	857	854	851
MORGAN STANLEY REREMIC TRUST 13-R8 1A	9/26/2036	4.976	5,542	5,561	5,551
MORGAN STANLEY REREMIC TRUST 2014-R6 A	9/26/2035	4.406	8,093	8,140	8,265
MORGAN STANLEY REREMIC TRUST 2A-2014-R4	8/26/2034	4.175	8,562	8,623	8,591
MORGAN STANLEY REREMIC TRUST 2A-2015-R1	11/20/2036	3.879	1,715	1,713	1,691
MORGAN STANLEY REREMIC TRUST 2A-2015-R7	6/26/2035	4.151	4,778	4,790	4,940
MORGAN STANLEY REREMIC TRUST 3A-2013-R8	9/26/2036	4.363	323	322	322
MORGAN STANLEY REREMIC TRUST 3A-2014-R4	8/26/2034	4.090	7,398	7,452	7,385
MORGAN STANLEY REREMIC TRUST 4A-2013-R8	9/26/2036	4.471	403	403	402
MORGAN STANLEY REREMIC TRUST 4A-2015-R4	8/26/2047	4.035	4,290	4,288	4,248
MORGAN STANLEY REREMIC TRUST 5A-2013-R9	6/26/2046	2.670	7,486	7,356	7,252
MORGAN STANLEY REREMIC TRUST 6A-2013-R8	9/26/2036	4.054	464	463	462
MORGAN STANLEY REREMIC TRUST 8A-2015-R3	4/26/2047	4.136	1,891	1,894	1,885
MORGAN STANLEY REREMIC TRUST A-2014-R7	1/26/2051	3.000	11,846	11,680	11,593
NATIONSTAR MORTGAGE LOAN TRUST A-2013-A	12/25/2052	3.750	1,791	1,825	1,792
NEW RESIDENTIAL MORTGAGE LOAN TRSUT A1-2017-6A	8/27/2057	4.000	16,819	17,316	16,982
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2016-1A	3/25/2056	3.750	12,197	12,499	12,235
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2016-2	9/25/2056	3.750	22,131	22,858	22,199
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2016-2A	11/26/2035	3.750	8,390	8,592	8,397
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2016-4A	11/25/2056	3.750	22,208	22,782	22,277
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2017-1A	2/25/2057	4.000	19,222	19,695	19,342

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2017-3A	4/25/2057	4.000	24,826	25,688	24,976
NEW RESIDENTIAL MORTGAGE LOAN TRUST A3-2014-3	11/25/2054	3.750	3,723	3,802	3,707
NEW RESIDENTIAL MORTGAGE LOAN TRUST A3-2017-2A	3/25/2057	4.000	22,770	23,552	22,980
NOMURA RESECURITIZATION TRUST 1A1-2015-6R	4/26/2037	2.573	4,731	4,606	4,622
NOMURA RESECURITIZATION TRUST 3A1-2014-7R	1/26/2036	4.354	3,092	3,113	3,117
NOMURA RESECURITIZATION TRUST 4A1-2015-4R	3/26/2037	3.786	6,125	6,129	6,114
NOMURA RESECURITIZATION TRUST 5A1-2014-6R	4/26/2037	3.797	1,054	1,058	1,050
ONSLOW BAY FINANCIAL 2A1A-2018-EX	4/25/2048	3.356	16,856	16,856	16,856
RBSSP RESECURITIZATION TRUST 12-6 8A1	4/26/2035	3.006	1,908	1,877	1,895
RBSSP RESECURITIZATION TRUST 19A1-2009-12	12/25/2035	4.081	5,827	5,818	5,838
RBSSP RESECURITIZATION TRUST 2A1-2009-6	1/26/2036	4.052	1,794	1,798	1,806
RCO MORTGAGE LLC A1-2018-VFS1	12/26/2053	4.270	39,929	39,927	40,133
RESIDENTIAL ASSET SECURITIES 03-K10 AI6	12/25/2033	4.540	92	92	94
RESIDENTIAL FUNDING MORTGAGE SECTION I 06-RP1	10/25/2045	2.815	1,158	1,157	1,159
STAR A1-2018-IMC1	3/25/2048	3.793	30,559	30,554	30,747
STARWOOD MORTGAGE RESIDENTIAL A1-2018-IMC2	10/25/2048	4.121	39,190	39,188	38,958
STRUCTURED ASSET INVESTMENT LOAN TRUST M1-2003-BC5	6/25/2033	3.440	3,967	3,856	3,964
STRUCTURED ASSET SECURITIES CORPORATION 03-24A 5A	7/25/2033	4.493	329	333	327
TOWD POINT MORTGAGE TRUST 1A12-2015-2	11/25/2060	2.750	2,380	2,369	2,342
TOWD POINT MORTGAGE TRUST A1-2015-4	4/25/2055	3.500	774	785	769
TOWD POINT MORTGAGE TRUST A1-2015-5	5/25/2055	3.500	7,044	7,122	7,004
TOWD POINT MORTGAGE TRUST A1-2015-6	4/25/2055	3.500	10,048	10,119	10,019
TOWD POINT MORTGAGE TRUST A1-2016-1	2/25/2055	3.500	11,208	11,314	11,142
TOWD POINT MORTGAGE TRUST A1-2016-2	8/25/2055	3.000	12,577	12,633	12,371
TOWD POINT MORTGAGE TRUST A1-2016-3	4/25/2056	2.250	20,038	20,009	19,578
TOWD POINT MORTGAGE TRUST A1-2017-3	7/25/2057	2.750	17,715	17,791	17,349
TOWD POINT MORTGAGE TRUST A1-2017-4	6/25/2057	2.750	19,718	19,818	19,253
TOWD POINT MORTGAGE TRUST A1A-2015-3	3/25/2054	3.500	6,361	6,416	6,328
TOWD POINT MORTGAGE TRUST A1B-2015-3	3/25/2054	3.000	3,181	3,190	3,147
TOWD POINT MORTGAGE TRUST A4B-2015-3	3/25/2054	3.500	3,449	3,504	3,402
VERUS SECURITIZATION TRUST A1-2017-1A	1/25/2047	2.853	11,308	11,299	11,206
VERUS SECURITIZATION TRUST A1-2017-2A	7/25/2047	2.485	21,875	21,862	21,548
WASHINGTON MUTUAL 03-AR6 A1	6/25/2033	4.222	797	795	803
WASHINGTON MUTUAL 04-AR10 A1A	7/25/2044	3.255	584	586	580
WASHINGTON MUTUAL 05-AR3 A2	3/25/2035	3.672	1,348	1,353	1,314
WASHINGTON MUTUAL 05-AR4 A5	4/25/2035	3.735	3,392	3,380	3,301
WELLS FARGO MORTGAGE BACKED SECURITY 03-M A1	12/25/2033	4.903	718	737	734
WELLS FARGO MORTGAGE BACKED SECURITY 04-DD 2A6	1/25/2035	4.717	812	810	836
WELLS FARGO MORTGAGE BACKED SECURITY 04-I 1A1	7/25/2034	4.766	1,388	1,389	1,417
WELLS FARGO MORTGAGE BACKED SECURITY 04-K 2A6	7/25/2034	4.487	1,100	1,136	1,129
WELLS FARGO MORTGAGE BACKED SECURITY 04-Q 1A2	9/25/2034	4.720	1,932	1,959	1,968
WELLS FARGO MORTGAGE BACKED SECURITY 04-W A8	11/25/2034	4.848	2,959	2,960	2,960
WELLS FARGO MORTGAGE BACKED SECURITY 05-AR12 2A5	6/25/2035	4.503	1,328	1,271	1,362
WELLS FARGO MORTGAGE BACKED SECURITY 05-AR2 2A2	3/25/2035	4.090	301	302	307

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO MORTGAGE BACKED SECURITY 05-AR2 3A1	3/25/2035	3.994	622	618	633
WELLS FARGO MORTGAGE BACKED SECURITY 2004-0 A1	8/25/2034	4.681	175	174	180
WELLS FARGO MORTGAGE BACKED SECURITY 2907 AG	1/25/2035	4.869	346	346	353
WELLS FARGO MORTGAGE BACKED SECURITY 2A2-2005-AR1	6/25/2035	4.513	5,759	5,879	5,908
TOTAL NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				1,516,730	1,502,195
TOTAL RESIDENTIAL MORTGAGE BACKED SECURITIES				3,073,657	3,053,703

ASSET BACKED SECURITIES
APIDOS CLO APID_15-20A	7/16/2031	3.536	20,000	20,000	19,628
AVIS BUDGET RENTAL CAR FUNDING A-2015-2A	12/20/2021	2.630	35,669	35,764	35,261
AVIS BUDGET RENTAL CAR FUNDING A-2016-1A	6/20/2022	2.990	36,874	37,274	36,649
AVIS BUDGET RENTAL CAR FUNDING A-2016-2A	11/20/2022	2.720	38,000	37,818	37,310
AVIS BUDGET RENTAL CAR FUNDING A-2017-1A	9/20/2023	3.070	8,020	8,055	7,953
BALLYROCK A1-2018-1A	4/20/2031	3.469	40,000	40,000	38,972
BRAZOS HIGHER EDUCATION AUTHORITY A2-2010-1	2/25/2035	3.877	20,000	19,804	20,423
CARLYLE GLOBAL MARKET STRATEGIES A1R-2013-1A	8/14/2030	3.838	20,000	20,000	19,784
CARLYLE GLOBAL MARKET STRATEGIES A1RR-2013-4A	1/15/2031	3.436	20,000	20,000	19,549
CARLYLE GLOBAL MARKET STRATEGIES CLASS-20-143	10/15/2030	3.536	12,315	12,332	12,106
CENTRE POINT FUNDING LLC 12-2 A	8/20/2021	2.610	456	456	450
CHESAPEAKE FUNDING II LLC A1-2016-1A	3/15/2028	2.110	1,699	1,699	1,695
CLI FUNDING LLC A-2014-1A	6/18/2029	3.290	7,950	7,958	7,815
COLLEGE LOAN CORPORATION TRUST 02-2 A24	3/1/2042	3.818	10,000	8,762	9,835
DRYDEN SENIOR LOAN FUND A1-2017-47A	4/15/2028	3.676	21,700	21,768	21,509
DRYDEN SENIOR LOAN FUND A1-2018-55A	4/15/2031	3.456	12,000	12,000	11,740
DRYDEN SENIOR LOAN FUND A4A-2008-1	10/15/2028	3.866	20,000	20,027	20,000
EDUCATIONAL SERVICES OF AMERICA A-2012-2	4/25/2039	3.236	4,299	4,297	4,270
EDUCATIONAL SERVICES OF AMERICA A-2014-1	2/25/2039	3.206	13,671	13,496	13,717
EDUCATIONAL SERVICES OF AMERICA A-2014-3	2/25/2036	3.106	920	904	920
FIRST INVESTORS AUTO OWNER TRUST A2-2016-1A	4/15/2021	2.260	2,571	2,571	2,568
HENDERSON RECEIVABLES LLC 10-3A A	12/15/2048	3.820	947	948	959
HERTZ VEHICLE FINANCING LLC A-2015-1A	3/25/2021	2.730	35,000	34,962	34,704
HERTZ VEHICLE FINANCING LLC A-2015-3A	9/25/2021	2.670	20,000	19,932	19,708
HERTZ VEHICLE FINANCING LLC A-2016-1A	3/25/2020	2.320	17,105	17,105	17,066
HERTZ VEHICLE FINANCING LLC A-2016-2A	3/25/2022	2.950	33,900	33,850	33,479
HERTZ VEHICLE FINANCING LLC A-2016-4A	7/25/2022	2.650	8,168	8,079	7,997
HILTON GRAND VACATIONS TRUST 13-A A	1/25/2026	2.280	2,804	2,801	2,791
KENTUCKY HIGHER EDUCATION STUDENT LOAN A1-2013-2	9/1/2028	2.899	6,074	5,959	6,112
MISSISSIPPI HIGHER EDUCATION ASSISTANCE CORP. A1-2014-1	10/25/2035	2.995	5,714	5,602	5,720
MVW OWNER TRUST 16-1A	12/20/2033	2.250	9,479	9,427	9,271
NAVITAS EQUIPMENT RECEIVABLES A2-2016-1	6/15/2021	2.200	1,271	1,271	1,269
NORTHSTAR EDUCATION FINANCE A3-2002-1	4/1/2042	5.844	5,000	4,711	4,829
OCTAGON INVESTMENT PARTNERS OCT30_17-1A	3/17/2030	3.789	6,900	6,900	6,845
OZLM A1-2017-21A	1/20/2031	3.619	16,000	16,023	15,762
PENNSYLVANIA HIGHER EDUCATION ASSISTANCE AGENCY WL 13-1A	11/25/2036	2.815	2,984	2,929	2,967

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

RACE POINT CLO LTD AR-2013-8A	2/20/2030	3.671	14,000	14,000	13,935
SALLIE MAE 11-2 A1	11/25/2027	3.106	825	824	828
SALLIE MAE 12-3 A	12/27/2038	2.965	7,239	7,280	7,230
SALLIE MAE A6-2006-2	1/25/2041	2.660	19,417	18,429	18,839
SBA TOWER TRUST A-2015-1	10/8/2020	3.156	8,108	8,156	8,053
SBA TOWER TRUST C-2013-2	4/11/2023	3.722	2,815	2,791	2,817
SBA TOWER TRUST C-2016-1A	7/9/2021	2.877	8,055	8,081	7,907
SBA TOWER TRUST C-2017-1	4/11/2022	3.168	22,000	22,000	21,740
SIERRA RECEIVABLES FUNDING COMPANY A-2016-1A	3/21/2033	3.080	4,413	4,412	4,401
SIERRA RECEIVABLES FUNDING COMPANY A-2016-2A	7/20/2033	2.330	256	252	251
SIERRA RECEIVABLES FUNDING COMPANY A-2016-3A	10/20/2033	2.430	5,039	5,038	4,983
SMALL BUSINESS ADMINISTRATION 2002-20J	10/1/2022	4.750	180	181	183
SMB PRIVATE EDUCATION LOAN TRUST A2A-2017-B	10/15/2035	2.820	11,000	10,999	10,736
SPS SERVICER ADVANCE RECEIVABLE AT2-2016-T2	11/15/2049	2.750	26,205	26,201	26,156
STUDENT LOAN TRUST A4A-2008-1	12/15/2032	4.388	4,708	4,767	4,821
TAL ADVANTAGE LLC 13-1 A	2/22/2038	2.830	1,573	1,575	1,548
TRIP RAIL MASTER FUNDING LLC A1-2017-1A	8/15/2047	2.709	9,010	9,010	8,934
VOI MORTGAGE LLC A-2016-A	7/20/2033	2.540	7,402	7,399	7,281
WELLS FARGO MORTGAGE BACKED SECURITY A-2013-A	3/15/2029	3.100	456	453	455
TOTAL ASSET BACKED SECURITIES				667,332	662,731

COMMERCIAL MORTGAGE BACKED SECURITIES
AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES
FANNIE MAE 06-M2 A2A	10/25/2032	5.271	4,932	5,175	5,348
FANNIE MAE DEF_31381HZL	1/1/2019	6.075	3	3	3
FREDDIE MAC A-20KBF2	10/25/2025	2.946	53,500	53,500	53,271
FREDDIE MAC A-20KF50	7/25/2028	2.906	10,000	10,011	9,934
FREDDIE MAC A-20KF52	9/25/2028	2.926	21,000	21,000	20,966
FREDDIE MAC A-20KF53	10/25/2025	2.896	29,999	29,999	29,767
FREDDIE MAC A-20KF54	11/25/2028	2.986	65,000	65,003	64,622
FREDDIE MAC A-20KF55	11/25/2025	3.016	65,000	65,125	64,841
FREDDIE MAC AFL-20KSL1	11/25/2023	2.976	22,000	22,000	21,990
FREDDIE MAC AFL-20W5FL	5/25/2025	2.726	26,186	26,186	25,984
FREDDIE MAC AFLW-20KL3W	8/25/2025	2.956	15,000	15,041	15,028
GINNIE MAE 11-165 A	10/16/2037	2.194	5,621	5,638	5,563
GINNIE MAE 13-141 A	6/16/2040	2.023	10,859	10,857	10,604
GINNIE MAE 13-146 AH	8/16/2040	2.000	4,284	4,286	4,164
GINNIE MAE 13-159 A	8/16/2038	1.794	664	664	662
GINNIE MAE 17-127	4/16/2052	2.500	19,533	19,416	18,561
GINNIE MAE 17-135	5/16/2049	2.200	29,636	29,406	28,280
GINNIE MAE 17-146	8/16/2047	2.200	24,339	24,189	23,060
GINNIE MAE 7-140	2/16/2059	2.500	24,454	24,313	23,574
GINNIE MAE A-2013-57	6/16/2037	1.350	2,534	2,517	2,432
GINNIE MAE A-2014-61	1/16/2044	2.205	5,221	5,225	5,134

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

GINNIE MAE AB-2013-194	5/16/2038	2.250	7,310	7,325	7,150
GINNIE MAE AB-2014-143	3/16/2040	2.500	1,496	1,513	1,478
GINNIE MAE AB-2014-75	6/16/2047	2.000	3,823	3,828	3,765
GINNIE MAE AC-2013-13	4/16/2046	1.700	3,351	3,239	3,082
GINNIE MAE AC-2014-112	12/16/2040	1.900	2,663	2,679	2,591
GINNIE MAE AC-2014-143	3/16/2040	2.000	2,993	3,005	2,927
GINNIE MAE AC-2014-48	10/16/2041	1.900	7,215	7,257	7,010
GINNIE MAE AC-2014-70	4/16/2042	1.900	8,011	8,050	7,838
GINNIE MAE AC-2015-98	4/16/2041	2.150	11,589	11,698	11,248
GINNIE MAE AD-2014-9	9/16/2041	2.500	4,287	4,350	4,223
GINNIE MAE AD-2016-1829	11/16/2043	2.250	17,265	17,345	16,682
GINNIE MAE AG-2016-39	1/16/2043	2.300	12,045	12,090	11,679
GINNIE MAE AG-2017-171	10/16/2048	2.250	24,484	24,215	23,249
GINNIE MAE AN-2014-17	6/16/2048	2.365	4,183	4,239	4,230
TOTAL AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES				550,387	540,940

NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES
280 PARK AVENUE MORTGAGE TRUST 2017-A	9/15/2034	3.267	40,000	40,000	39,937
ASHFORD HOSPITALITY TRUST_A-2018-KEYS	5/15/2035	3.455	40,000	40,000	39,886
BHMS MORTGAGE TRUST BHMS_18-ATLS	7/15/2035	3.705	40,000	40,000	39,534
BRAEMAR HOTELS & RESORTS TRUST A-2018-PRME	6/15/2035	3.275	15,000	15,000	14,795
BX TRUST A-2017-APPL	7/15/2034	3.335	13,421	13,421	13,278
BX TRUST A-2017-SLCT	7/15/2034	3.375	18,025	18,025	17,877
BX TRUST A-2018-GW	5/15/2035	3.255	12,000	11,747	11,741
CLNS TRUST A-2017-IKPR	6/11/2032	3.200	30,000	30,000	29,791
COLONY STARWOOD HOMES A-2016-2A	12/17/2033	3.705	24,856	24,856	24,891
COSMOPOLITAN HOTEL TRUST A-2017-CSMO	11/15/2036	3.385	25,090	25,033	24,707
DBGS MORTGAGE TRUST A-2018-5BP	6/15/2033	3.100	40,000	39,808	39,166
DBGS MORTGAGE TRUST A-2018-BIOD	5/15/2035	3.258	23,203	23,183	23,007
DBUBS MORTGAGE TRUST 11-LC2 A1	7/10/2044	3.527	1,143	1,144	1,145
DBWF MORTGAGE TRUST A-2018-GLKS	11/19/2035	3.500	20,000	19,788	19,787
GOLDMAN SACHS MORTGAGE SECURITIES CORPORATION 10-C2 A1	12/10/2043	3.849	574	575	576
GPT_18-GPP	6/15/2035	3.468	30,982	30,922	30,818
HOME PARTNERS OF AMERICA TRUST	10/17/2033	3.605	12,419	12,366	12,420
HOME PARTNERS OF AMERICA TRUST A-2017-1	7/17/2034	3.272	19,601	19,573	19,501
HOME PARTNERS OF AMERICA TRUST A-2018-1	7/17/2037	3.355	28,736	28,736	28,477
INVITATION HOMES TRUST A-2017-SFR2	12/17/2036	3.305	14,177	14,127	14,023
INVITATION HOMES TRUST A-2018-SFR2	6/17/2037	3.355	14,373	14,305	14,167
INVITATION HOMES TRUST A-2018-SFR3	7/17/2037	3.455	39,849	39,849	39,668
INVITATION HOMES TRUST A-2018-SFR4	1/17/2038	3.555	33,612	33,667	33,632
JP MORGAN CHASE COMMERCIAL MORTGAGE 09-IWST A2	12/5/2027	5.633	1,250	1,289	1,276
MONARCH BEACH RESORT TRUST MBR_18-MBR	7/15/2035	3.375	31,900	31,900	31,758
MORGAN STANLEY CAPITAL I TRUST MSC_18-BOP	8/15/2033	3.305	20,000	20,000	19,920
PFP 2017-3	1/14/2035	3.505	363	363	363

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

PROGRESS RESIDENTIAL TRUST A-2017-SFR1	8/17/2034	2.768	18,830	18,823	18,394
STARWOOD WAYPOINT HOMES TRUST-2017-1	1/17/2035	3.257	29,567	29,567	29,520
UBS-CITIGROUP COMMERCIAL MORTGAGE TRUST 11-C1 AAB	1/10/2045	3.187	5,189	5,201	5,187
VSD LLC 2017-PLT1	12/25/2043	3.600	5,585	5,585	5,580
WELLS FARGO COMMERCIAL MORTGAGE TRUST WFCM_17-SMP	12/15/2034	3.205	12,500	12,228	12,218
TOTAL NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES				661,081	657,040
TOTAL COMMERCIAL MORTGAGE BACKED SECURITIES				1,211,468	1,197,980

CORPORATE DEBT SECURITIES
BANKING
WASHINGTON MUTUAL BANK/HENDERSON	6/15/2011	—	1,500	—	3	c,d
TOTAL BANKING				—	3

BASIC INDUSTRY
E I DU PONT DE NEMOURS AND CO	5/1/2020	2.200	31,964	32,005	31,740
LYONDELLBASELL INDUSTRIES NV	4/15/2019	5.000	16,473	16,588	16,484
TOTAL BASIC INDUSTRY				48,593	48,224

CAPITAL GOODS
BAE SYSTEMS PLC	12/15/2020	2.850	21,099	21,031	20,814
BUNZL PLC	1/15/2020	2.930	1,300	1,306	1,284
GENERAL DYNAMICS CORPORATION	5/11/2020	2.875	20,000	19,963	20,014
GENERAL DYNAMICS CORPORATION	5/11/2021	3.000	14,905	14,823	14,920
HONEYWELL INTERNATIONAL INC	10/30/2019	1.400	18,980	18,976	18,767
NORTHROP GRUMMAN CORP	3/15/2021	3.500	5,000	5,105	5,030
NORTHROP GRUMMAN CORP	10/15/2022	2.550	14,207	13,788	13,759
SIEMENS AG	3/16/2020	2.200	28,000	27,852	27,694
UNITED TECHNOLOGIES CORPORATION	4/15/2020	4.500	5,228	5,394	5,306
TOTAL CAPITAL GOODS				128,238	127,588

COMMUNICATIONS
A&E TELEVISION NETWORKS LLC	8/22/2019	3.110	5,000	5,011	4,974
AMERICA MOVIL SAB DE CV	3/30/2020	5.000	30,685	31,343	31,219
AMERICAN TOWER CORPORATION	6/1/2020	2.800	1,061	1,053	1,053
AMERICAN TOWER CORPORATION	2/15/2021	3.300	24,365	24,299	24,241
DISCOVERY INC	11/15/2019	2.750	36,347	36,398	36,044
DISCOVERY INC	6/15/2020	2.800	3,300	3,318	3,276
SKY PLC	11/26/2022	3.125	5,000	4,991	4,915
SKY PLC	9/16/2019	2.625	11,805	11,823	11,717
TOTAL COMMUNICATIONS				118,236	117,439

CONSUMER CYCLICAL
AUTOLIV INC	4/23/2019	2.840	5,000	5,000	4,986
COMPASS GROUP PLC	9/18/2020	3.090	7,000	7,069	6,927
FORD MOTOR COMPANY	11/2/2020	2.343	10,000	9,744	9,620

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

MCDONALDS CORPORATION	5/29/2019	1.875	2,142	2,141	2,133
TOTAL CONSUMER CYCLICAL				23,954	23,666

CONSUMER NON CYCLICAL
ABBVIE INC	5/14/2020	2.500	25,000	24,802	24,735
ALLERGAN PLC	3/12/2020	3.000	1,465	1,476	1,459
ANHEUSER BUSCH INBEV NV	7/15/2022	2.500	10,000	9,713	9,545
BACARDI LTD	1/15/2021	4.500	2,783	2,905	2,818
BECTON DICKINSON AND COMPANY	12/15/2019	2.675	24,067	24,130	23,834
BECTON DICKINSON AND COMPANY	6/5/2020	2.404	10,720	10,720	10,572
CARDINAL HEALTH INC	12/15/2020	4.625	9,490	9,699	9,720
CARDINAL HEALTH INC	6/14/2019	1.948	16,335	16,335	16,232
CVS HEALTH CORPORATION	8/12/2019	2.250	5,595	5,604	5,565
CVS HEALTH CORPORATION	6/1/2021	2.125	12,075	11,939	11,663
ESSILOR INTERNATIONAL SA	1/5/2022	2.050	6,000	6,000	5,719
EXPRESS SCRIPTS HOLDING COMPANY	11/15/2021	4.750	10,000	10,261	10,289
EXPRESS SCRIPTS HOLDING COMPANY	6/15/2019	2.250	10,000	10,012	9,956
GENERAL MILLS INC	10/21/2019	2.200	5,000	4,968	4,960
GILEAD SCIENCES INC	9/1/2020	2.550	25,000	24,794	24,794
JM SMUCKER	3/15/2020	2.500	9,231	9,239	9,137
KELLOGG COMPANY	11/15/2019	4.150	15,100	15,342	15,226
KELLOGG COMPANY	12/15/2020	4.000	15,000	15,641	15,146
KROGER CO	8/1/2022	2.800	5,845	5,692	5,666
MOLSON COORS BREWING	7/15/2019	1.450	26,761	26,757	26,471
MOLSON COORS BREWING	7/15/2021	2.100	10,000	9,848	9,634
MONDELEZ INTERNATIONAL HOLDING	10/28/2019	1.625	38,625	38,555	38,090
PFIZER INC	12/15/2019	1.700	14,425	14,422	14,274
SHIRE ACQUISITIONS INVESTMENTS	9/23/2019	1.900	10,000	9,968	9,861
SODEXO	3/4/2019	2.710	10,000	10,000	9,981
SYSCO CORPORATION	7/15/2021	2.500	2,000	2,006	1,953
SYSCO CORPORATION	4/1/2019	1.900	37,240	37,251	37,130
TEVA PHARMACEUTICAL FINANCE NE	7/19/2019	1.700	7,554	7,554	7,432
TYSON 2009 FAMILY TRUST	8/15/2019	2.650	38,879	38,927	38,678
TOTAL CONSUMER NON CYCLICAL				414,560	410,540

ELECTRIC
AMERICAN ELECTRIC POWER COMPANY INC	10/1/2022	2.400	2,000	1,926	1,928
AMERICAN ELECTRIC POWER COMPANY INC	4/30/2019	2.610	8,000	8,000	7,969
AMERICAN ELECTRIC POWER COMPANY INC	11/13/2020	2.150	6,035	5,929	5,909
AMERICAN ELECTRIC POWER COMPANY INC	12/1/2021	3.650	10,316	10,315	10,403
DUKE ENERGY CORP	8/15/2022	3.050	3,053	2,979	2,993
DUKE ENERGY CORP	12/15/2019	2.100	10,235	10,235	10,178
EMERA INCORPORATED	6/15/2019	2.150	8,424	8,424	8,370
EMERA INCORPORATED	6/15/2021	2.700	20,495	19,981	19,967

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

EVERSOURCE ENERGY	3/15/2022	2.750	1,050	1,051	1,027
PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	11/15/2019	1.600	862	854	849
TEXAS ENERGY FUTURE HOLDINGS LP	6/1/2019	2.150	25,030	25,045	24,902
THE SOUTHERN COMPANY	7/1/2021	2.350	33,334	33,205	32,343
WEC ENERGY GROUP INC	11/1/2020	4.170	1,610	1,656	1,633
WEC ENERGY GROUP INC	6/15/2021	3.375	3,500	3,474	3,491
WEC ENERGY GROUP INC	6/15/2020	2.450	16,050	15,950	15,850
XCEL ENERGY INC	8/15/2020	2.200	14,835	14,824	14,631
XCEL ENERGY INC	3/15/2021	2.400	4,000	3,893	3,933
TOTAL ELECTRIC				167,741	166,376

ENERGY
CENOVUS ENERGY INC	10/15/2019	5.700	3,292	3,311	3,339
ENTERPRISE PRODUCTS PARTNERS LP	10/15/2019	2.550	24,460	24,531	24,298
WILLIAMS COMPANIES INC	11/15/2020	4.125	10,000	10,111	10,075
TOTAL ENERGY				37,953	37,712

FINANCE COMPANIES
GENERAL ELECTRIC CO	11/15/2020	2.342	15,000	14,733	14,470
TOTAL FINANCE COMPANIES				14,733	14,470

INSURANCE
UNITEDHEALTH GROUP INC	11/15/2021	3.375	20,000	20,126	20,145
UNITEDHEALTH GROUP INC	3/15/2022	2.875	2,000	1,963	1,984
TOTAL INSURANCE				22,089	22,129

NATURAL GAS
SEMPRA ENERGY	3/15/2020	2.400	8,565	8,558	8,462
TOTAL NATURAL GAS				8,558	8,462

TECHNOLOGY
BROADCOM LTD	1/15/2020	2.375	20,000	20,044	19,759
CISCO SYSTEMS INC	9/20/2019	1.400	12,495	12,492	12,362
TOTAL TECHNOLOGY				32,536	32,121

TRANSPORTATION
CSX CORP	10/30/2020	3.700	10,000	10,271	10,087
TOTAL TRANSPORTATION				10,271	10,087
TOTAL CORPORATE DEBT SECURITIES				1,027,462	1,018,817
TOTAL FIXED MATURITIES				7,781,708	7,734,750

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

EQUITY SECURITIES
CONGLOMERATES/DIVERSIFIED MFG
DAYCO LLC	10	115	350	d
TOTAL CONGLOMERATES/DIVERSIFIED MFG		115	350

METALS/MINING
ALERIS CORPORATION	5	184	116	d
TOTAL METALS/MINING		184	116
TOTAL EQUITY SECURITIES		299	466

SYNDICATED LOANS
BASIC INDUSTRY
ALPHA 3 BV	1/31/2024	5.386	171	170	170
AXALTA COATING SYSTEMS LTD	6/1/2024	4.136	632	632	632
CHEMOURS COMPANY	4/3/2025	4.100	1,905	1,905	1,905
INEOS LTD	3/29/2024	4.345	993	993	993
KINOVE LUXEMBOURG HOLDINGS	7/25/2024	4.386	823	824	824
KRATON CORP	3/8/2025	4.845	534	533	533
MESSER INDUSTRIE GMBH	10/15/2025	4.834	750	748	748
MINERALS TECHNOLOGIES INC.	2/13/2024	4.795	125	125	125
PLATFORM SPECIALTY PRODUCTS CORP	6/7/2023	5.345	682	679	679
PLATFORM SPECIALTY PRODUCTS CORP	6/7/2020	4.845	255	256	256
RAVAGO HOLDINGS AMERICA INC	7/13/2023	5.100	513	509	509
SIGMA GROUP HOLDINGS SARL	9/7/2021	5.487	87	87	87
SIGMA GROUP HOLDINGS SARL	9/7/2021	5.487	527	526	526
TRINSEO SA	9/6/2024	4.849	1,341	1,341	1,341
UNIVAR INC	7/1/2024	4.595	750	747	747
TOTAL BASIC INDUSTRY				10,075	10,075

BROKERAGE
ALIXPARTNERS LLP	4/4/2024	5.095	990	996	996
GREENHILL & CO INC	10/12/2022	6.437	144	144	144
TOTAL BROKERAGE				1,140	1,140

CAPITAL GOODS
ADVANCED DISPOSAL SERVICES INC	11/10/2023	4.618	936	935	935
AI GLOBAL INVESTMENTS & CY SCA	9/13/2023	5.955	222	221	221
AI GLOBAL INVESTMENTS & CY SCA	9/13/2023	5.955	167	166	166
ALBEA SA	4/22/2024	5.884	721	720	720
ALTRA INDUSTRIAL MOTION CORP	10/1/2025	4.345	1,250	1,247	1,247
ANCHOR GLASS CONTAINER CORP	12/7/2023	5.188	989	989	989
APERGY CORP	5/9/2025	4.875	1,618	1,623	1,623
BERRY GLOBAL INC	2/7/2020	4.137	418	418	418
CROSBY US ACQUISITION CORPORATION	11/23/2020	5.504	957	956	956
CROWN HOLDINGS INC	4/3/2025	4.479	771	771	771

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

DOOSAN INFRACORE CO LTD	5/18/2024	4.382	290	289	289
DOUGLAS DYNAMICS INC	12/31/2021	5.350	155	154	154
ENERGY CAPITAL PARTNERS II LLC	5/12/2025	6.136	648	645	645
EWT HOLDINGS III CORP	12/20/2024	5.345	860	859	859
FLEX ACQUISITION COMPANY INC	12/29/2023	5.349	123	123	123
GARDNER DENVER HOLDINGS INC	7/31/2024	5.095	359	359	359
GATES GLOBAL LLC	4/1/2024	5.095	695	682	682
GENERAC HOLDINGS INC	5/31/2023	4.099	1,500	1,502	1,502
LONE STAR FUND IX (US) LP	10/25/2023	5.345	221	221	221
MULTI-COLOR CORP	10/31/2024	4.345	1,000	1,000	1,000
PACKAGING HOLDINGS LTD	2/5/2023	5.095	878	878	878
PISCES MIDCO INC	4/12/2025	6.175	200	199	199
PLASTIPAK HOLDINGS INC.	10/14/2024	4.850	990	992	992
PRINTPACK HOLDINGS INC	7/26/2023	5.375	132	132	132
QUIKRETE HOLDINGS INC	11/15/2023	5.095	625	623	623
SCR-SIBELCO NV	6/2/2025	6.136	299	299	299
TRANSDIGM INC	6/9/2023	4.845	856	854	854
UNITED RENTALS INC	10/31/2025	4.095	750	750	750
WCA WASTE SYSTEMS INC	8/11/2023	4.845	417	416	416
WESCO AIRCRAFT HARDWARE CORPORATION	2/28/2021	4.850	1,516	1,507	1,507
WILSONART LLC	12/19/2023	5.640	295	294	294
TOTAL CAPITAL GOODS				20,824	20,824

COMMUNICATIONS
ALTICE USA INC	7/1/2025	4.675	1,000	968	968
CENTURYLINK INC	1/31/2025	5.095	1,072	1,063	1,063
CHARTER COMMUNICATIONS INC	4/1/2025	4.350	1,442	1,444	1,444
COGECO COMMUNICATIONS (USA) II LP	1/6/2025	4.720	1,395	1,393	1,393
ENTRAVISION COMMUNICATIONS CORPORATION	11/30/2024	5.095	421	419	419
GOVERNMENT OF CANADA	11/17/2023	4.890	995	992	992
GRAY TELEVISION INC	2/7/2024	4.599	278	278	278
HUBBARD RADIO LLC	3/28/2025	5.350	289	287	287
ION MEDIA NETWORKS INC	12/18/2020	5.100	303	302	302
LEVEL 3 COMMUNICATIONS INC	2/22/2024	4.754	500	499	499
LIBERTY GLOBAL PLC	1/16/2026	4.955	1,000	1,002	1,002
LIONS GATE ENTERTAINMENT CORP	3/24/2025	4.595	274	274	274
LIONS GATE ENTERTAINMENT CORP	3/22/2023	4.095	1,150	1,150	1,150
MEDIACOM COMMUNICATIONS CORPORATION	2/15/2024	4.120	973	969	969
MISSION BROADCASTING INC	1/17/2024	4.756	103	103	103
NEXSTAR MEDIA GROUP INC	1/17/2024	4.756	597	597	597
NEXT LUXEMBOURG SCSP	7/17/2025	4.705	976	971	971
NIELSEN HOLDINGS PLC	10/2/2023	4.387	1,050	1,049	1,049
NUMERICABLE GROUP	7/15/2025	5.052	985	983	983
SBA COMMUNICATIONS CORP	4/11/2025	4.350	1,268	1,261	1,261

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

SINCLAIR BROADCAST GROUP INC	1/3/2024	4.455	960	952	952
SOFTBANK GROUP CORP	2/2/2024	4.875	1,315	1,313	1,313
SOUTHWIRE CO	5/19/2025	4.455	1,272	1,269	1,269
SWITCH LTD	6/27/2024	4.595	198	197	197
TELAPEX INC	5/24/2024	4.595	889	887	887
TRIBUNE MEDIA COMPANY	12/27/2020	5.345	77	77	77
TRIBUNE MEDIA COMPANY	1/27/2024	5.345	959	957	957
UNIVISION COMMUNICATIONS INC	3/15/2024	4.595	963	958	958
URBAN ONE INC	4/18/2023	6.350	510	506	506
WINDSTREAM HOLDINGS INC	2/8/2024	5.640	960	955	955
ZAYO GROUP HOLDINGS INC	1/19/2024	4.595	179	178	178
TOTAL COMMUNICATIONS				24,253	24,253

CONSUMER CYCLICAL
ACADEMY LTD	7/1/2022	6.349	981	978	978
AFFINITY GAMING LLC	7/1/2023	5.595	306	304	304
ALLISON TRANSMISSION INC	8/23/2019	4.260	543	542	542
ARISTOCRAT LEISURE LTD	10/19/2024	4.219	1,623	1,621	1,621
CAESARS ENTERTAINMENT CORP	12/23/2024	5.095	347	346	346
CCM MERGER	8/6/2021	4.595	235	235	235
CINEWORLD FINANCE US INC	2/28/2025	4.845	423	422	422
CITYCENTER HOLDINGS LLC	4/18/2024	4.595	1,592	1,592	1,592
DALIAN HEXING INVESTMENT CO LTD	12/15/2022	4.705	968	967	967
DTZ INVESTMENT HOLDINGS LP	8/21/2025	5.595	425	423	423
ELDORADO RESORTS INC	4/17/2024	4.500	660	660	660
FOUR SEASONS HOLDINGS INC	11/30/2023	4.345	1,492	1,488	1,488
HARBOR FREIGHT TOOLS USA INC	8/18/2023	4.845	999	1,001	1,001
HILTON WORLDWIDE FINANCE LLC	10/25/2023	4.256	749	747	747
HUDSONS BAY CO	9/30/2022	5.595	45	45	45
LAS VEGAS SANDS CORP	3/27/2025	4.095	1,471	1,465	1,465
METRO-GOLDWYN-MAYER INC	7/7/2025	4.850	650	647	647
MICHAELS COMPANIES INC	1/28/2023	4.885	966	965	965
MOHEGAN TRIBAL GAMING AUTHORITY	10/13/2023	6.345	646	641	641
NATIONAL AMUSEMENTS INC	5/8/2025	4.850	350	350	350
NEIMAN MARCUS GROUP INC	10/25/2020	5.630	967	962	962
PENN NATIONAL GAMING INC	10/15/2025	4.705	525	523	523
PVH CORPORATION	5/19/2021	3.955	834	832	832
RESTAURANT BRANDS INTERNATIONAL INC	2/16/2024	4.595	968	967	967
RYMAN HOSPITALITY PROPERTIES	5/11/2024	4.440	222	222	222
SCIENTIFIC GAMES CORP	8/14/2024	5.216	918	914	914
SEMINOLE TRIBE OF FLORIDA INC	7/8/2024	4.095	198	197	197
SERVICEMASTER GLOBAL HOLDINGS INC	11/8/2023	4.845	253	253	253
SERVICEMASTER GLOBAL HOLDINGS INC	8/18/2025	4.875	1,000	998	998
THL PC TOPCO LP	8/19/2022	4.850	120	120	120

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

TRANSUNION	4/9/2023	4.345	222	222	222
TRANSUNION	6/30/2025	4.345	998	995	995
WILLIAM MORRIS ENDEAVOR ENTERTAINMENT LLC	5/16/2025	5.280	924	920	920
WYNDHAM WORLDWIDE CORP	4/27/2025	4.095	1,000	999	999
WYNN RESORTS LTD	10/30/2024	4.600	750	748	748
YONKERS RACING CORP	5/31/2024	5.600	427	426	426
YUM! BRANDS INC.	4/2/2025	4.220	1,367	1,369	1,369
TOTAL CONSUMER CYCLICAL				27,106	27,106

CONSUMER NON CYCLICAL
ALBERTSONS INVESTOR HOLDINGS LLC	6/22/2023	5.691	300	300	300
ALBERTSONS INVESTOR HOLDINGS LLC	11/17/2025	5.445	670	670	670
ARAMARK	3/28/2024	4.095	842	842	842
BAUSCH HEALTH COMPANIES INC	6/1/2025	5.379	580	577	577
CATALENT INC	5/20/2024	4.595	359	357	357
CHANGE HEALTHCARE HOLDINGS LLC	3/1/2024	5.095	965	963	963
DAVITA INC	6/24/2021	5.095	1,000	1,001	1,001
ENDO INTERNATIONAL PLC	4/29/2024	6.625	272	270	270
GRIFOLS INC	1/31/2025	4.618	468	467	467
HCA HEALTHCARE INC	3/14/2025	4.345	423	423	423
JAGUAR HOLDING COMPANY	8/18/2022	4.845	968	965	965
JBS FOODS INTERNATIONAL DAC	10/30/2022	5.239	517	517	517
MALLINCKRODT PLC	8/21/2023	5.136	844	843	843
MALLINCKRODT PLC	2/24/2025	5.618	398	397	397
QUORUM HEALTH CORPORATION	4/29/2022	9.095	140	138	138
RESIDEO TECHNOLOGIES INC	10/24/2025	4.490	750	748	748
RPI INTERNATIONAL PARTNERS LP	3/16/2023	4.386	961	960	960
STERIGENICS-NORDION HOLDINGS LLC	5/15/2022	4.345	594	593	593
TENNESSEE PARENT INC	2/6/2024	5.095	936	934	934
US FOODS HOLDING CORPORATION	6/27/2023	4.345	1,444	1,441	1,441
TOTAL CONSUMER NON CYCLICAL				13,406	13,406

ELECTRIC
AES CORP VA	5/31/2022	4.456	1,217	1,215	1,215
ASTORIA PROJECT PARTNERS	12/24/2021	6.350	213	212	212
CPV SHORE HOLDINGS LLC	12/26/2025	6.486	750	743	743
EASTERN POWER LLC	10/2/2023	6.095	1,575	1,578	1,578
EDGEWATER GENERATION LLC	12/7/2025	6.205	1,000	998	998
EFS COGEN HOLDINGS I LLC	6/28/2023	5.640	971	972	972
HELIX GEN FUNDING LLC	6/3/2024	6.095	970	968	968
INVENERGY CLEAN POWER LLC	8/28/2025	5.845	1,000	997	997
LMBE-MC HOLDCO II LLC	11/26/2025	6.340	750	746	746
NRG ENERGY INC	6/30/2023	4.136	978	973	973
VISTRA ENERGY CORP	12/31/2025	4.426	1,347	1,345	1,345

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

VOLT PARENT LP	1/15/2025	4.845	1,990	1,992	1,992
WG PARTNERS	11/15/2023	5.886	343	340	340
TOTAL ELECTRIC				13,079	13,079

ENERGY
CORPORATE CAPITAL TRUST INC	9/27/2024	6.600	725	722	722
ENERGY TRANSFER EQUITY LP	2/2/2024	4.345	1,000	996	996
EQUITRANS MIDSTREAM CORP	12/31/2023	7.236	750	728	728
TOTAL ENERGY				2,446	2,446

FINANCE COMPANY
PARK AEROSPACE US LLC	1/15/2025	4.470	1,501	1,497	1,497
SOFTBANK GROUP CORP	12/27/2022	4.885	1,315	1,316	1,316
TOTAL FINANCE COMPANY				2,813	2,813

INSURANCE
ASURION LLC	11/29/2024	5.345	424	422	422
LONESTAR INTERMEDIATE SUPER HOLDINGS LLC	11/3/2023	5.345	305	303	303
LONESTAR INTERMEDIATE SUPER HOLDINGS LLC	8/4/2022	5.345	274	274	274
ONEX CORPORATION	5/16/2024	5.386	297	296	296
TOTAL INSURANCE				1,295	1,295

OTHER FINANCIAL INSTITUTIONS
VICI PROPERTIES INC	12/20/2024	4.504	1,810	1,814	1,814
TOTAL OTHER FINANCIAL INSTITUTIONS				1,814	1,814

OTHER INDUSTRY
FILTRATION GROUP CORP	3/31/2025	5.345	299	298	298
HAMILTON HOLDCO LLC	7/2/2025	4.400	998	997	997
LIGHTSTONE HOLDCO LLC	1/30/2024	6.095	1,037	1,030	1,030
LIGHTSTONE HOLDCO LLC	1/30/2024	6.095	56	55	55
TOTAL OTHER INDUSTRY				2,380	2,380

OTHER UTILITY
LS POWER DEVELOPMENT LLC	11/9/2020	6.386	855	853	853
TOTAL OTHER UTILITY				853	853

REITS
EXTENDED STAY AMERICA INC	8/30/2023	4.345	140	140	140
TOTAL REITS				140	140

TECHNOLOGY
AERIAL TOPCO LP	8/8/2024	5.845	198	195	195
ARRIS INTERNATIONAL PLC	4/26/2024	4.595	985	983	983

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CDW CORP	8/17/2023	4.100	1,492	1,492	1,492
CELESTICA INC.	6/27/2025	4.631	1,097	1,092	1,092
DELL TECHNOLOGIES INC	9/7/2021	4.100	366	359	359
DELL TECHNOLOGIES INC	9/7/2023	4.350	1,515	1,514	1,514
GO DADDY INC	2/15/2024	4.595	1,282	1,280	1,280
HEWLETT PACKARD ENTERPRISE CO	6/21/2024	4.845	769	767	767
INFOR SOFTWARE PARENT LLC	2/1/2022	5.136	415	415	415
LEIDOS HOLDINGS INC	8/22/2025	4.125	427	427	427
MACDONALD DETTWILER AND ASSOCIATES LTD	10/4/2024	5.148	990	986	986
MICRO FOCUS INTERNATIONAL PLC	6/21/2024	4.845	99	99	99
MICROCHIP TECHNOLOGY INCORPORATED	6/30/2025	4.350	678	678	678
NEW MOUNTAIN PARTNERS III LP	10/12/2023	4.479	123	122	122
NEW OMAHA HOLDINGS LP	7/8/2022	4.504	1,379	1,379	1,379
ON SEMICONDUCTOR CORPORATION	3/31/2023	4.095	1,413	1,418	1,418
PERSPECTA INC	5/31/2025	4.595	274	274	274
PLANTRONICS INC	7/2/2025	4.845	1,224	1,212	1,212
SABRE HOLDINGS CORPORATION	2/22/2024	4.345	807	806	806
SCIENCE APPLICATIONS INTERNATIONAL CORP	10/31/2025	4.095	1,250	1,244	1,244
SHUTTERFLY INC	8/17/2024	5.100	175	174	174
THE CARLYLE GROUP LP	4/16/2025	4.595	850	848	848
THE CARLYLE GROUP LP	4/16/2025	4.595	324	323	323
TTM TECHNOLOGIES INC	9/25/2024	4.345	374	372	372
VERINT SYSTEMS INC	6/28/2024	4.349	394	394	394
WESTERN DIGITAL CORPORATION	4/29/2023	4.056	1,187	1,183	1,183
WORLDPAY INC	10/14/2023	4.057	740	741	741
XPERI CORP	12/1/2023	4.845	956	916	916
ZEBRA TECHNOLOGIES CORPORATION	10/27/2021	4.095	549	548	548
TOTAL TECHNOLOGY				22,241	22,241

TRANSPORTATION
AMERICAN AIRLINES GROUP INC	12/14/2023	4.455	990	987	987
AMERICAN AIRLINES GROUP INC	6/27/2025	4.256	970	968	968
SEMGROUP CORP	6/26/2025	5.100	1,122	1,118	1,118
UNITED CONTINENTAL HOLDINGS INC	4/1/2024	4.095	1,586	1,585	1,585
TOTAL TRANSPORTATION				4,658	4,658
TOTAL SYNDICATED LOANS BEFORE ALLOWANCE FOR LOAN LOSSES				148,523	148,523
ALLOWANCE FOR LOAN LOSSES				(779)	(779)
TOTAL SYNDICATED LOANS - NET				147,744	147,744

DERIVATIVES
PURCHASED OPTIONS
BNP PARIBAS SA	5/7/2019	—	45	45
BNP PARIBAS SA	6/18/2019	—	90	90
BNP PARIBAS SA	6/25/2019	—	50	50

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP PARIBAS SA	7/2/2019	—	45	45
BNP PARIBAS SA	7/23/2019	—	39	39
BNP PARIBAS SA	7/30/2019	—	40	40
BNP PARIBAS SA	8/20/2019	—	38	38
BNP PARIBAS SA	9/10/2019	—	44	44
BNP PARIBAS SA	10/1/2019	—	85	85
BNP PARIBAS SA	10/22/2019	—	43	43
BNP PARIBAS SA	11/5/2019	—	44	44
BNP PARIBAS SA	11/19/2019	—	39	39
BNP PARIBAS SA	12/10/2019	—	34	34
BNP PARIBAS SA	12/24/2019	—	35	35
BNP PARIBAS SA	12/31/2019	—	36	36
BNP PARIBAS SA	1/15/2019	—	24	24
BNP PARIBAS SA	1/14/2020	—	35	35
BNP PARIBAS SA	1/22/2019	—	24	24
BNP PARIBAS SA	1/21/2020	—	69	69
BNP PARIBAS SA	2/12/2019	—	40	40
BNP PARIBAS SA	2/11/2020	—	62	62
BNP PARIBAS SA	3/19/2019	—	21	21
BNP PARIBAS SA	3/17/2020	—	63	63
BNP PARIBAS SA	3/26/2019	—	41	41
BNP PARIBAS SA	3/24/2020	—	61	61
BNP PARIBAS SA	4/2/2019	—	21	21
BNP PARIBAS SA	3/31/2020	—	31	31
BNP PARIBAS SA	5/21/2019	—	20	20
BNP PARIBAS SA	5/19/2020	—	87	87
BNP PARIBAS SA	5/28/2019	—	19	19
BNP PARIBAS SA	5/26/2020	—	28	28
BNP PARIBAS SA	6/4/2019	—	18	18
BNP PARIBAS SA	6/2/2020	—	28	28
BNP PARIBAS SA	6/18/2019	—	36	36
BNP PARIBAS SA	6/16/2020	—	27	27
BNP PARIBAS SA	7/2/2019	—	19	19
BNP PARIBAS SA	6/30/2020	—	28	28
BNP PARIBAS SA	7/7/2020	—	28	28
BNP PARIBAS SA	7/16/2019	—	18	18
BNP PARIBAS SA	7/14/2020	—	26	26
BNP PARIBAS SA	8/6/2019	—	18	18
BNP PARIBAS SA	8/4/2020	—	52	52
BNP PARIBAS SA	9/17/2019	—	17	17
BNP PARIBAS SA	9/15/2020	—	25	25
BNP PARIBAS SA	10/1/2019	—	16	16
BNP PARIBAS SA	9/29/2020	—	24	24
BNP PARIBAS SA	10/22/2019	—	15	15

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP PARIBAS SA	10/20/2020	—	22	22
BNP PARIBAS SA	10/29/2019	—	15	15
BNP PARIBAS SA	10/27/2020	—	22	22
BNP PARIBAS SA	11/17/2020	—	43	43
BNP PARIBAS SA	11/19/2019	—	28	28
BNP PARIBAS SA	11/24/2020	—	20	20
BNP PARIBAS SA	12/3/2019	—	13	13
BNP PARIBAS SA	12/1/2020	—	20	20
BNP PARIBAS SA	12/17/2019	—	11	11
BNP PARIBAS SA	12/15/2020	—	18	18
BNP PARIBAS SA	1/22/2019	2	—	—
BNP PARIBAS SA	1/21/2020	—	6	6
BNP PARIBAS SA	1/19/2021	1	63	63
BNP PARIBAS SA	2/5/2019	2	19	19
BNP PARIBAS SA	2/4/2020	—	11	11
BNP PARIBAS SA	2/2/2021	—	18	18
BNP PARIBAS SA	2/19/2019	2	26	26
BNP PARIBAS SA	2/18/2020	—	11	11
BNP PARIBAS SA	2/16/2021	—	35	35
BNP PARIBAS SA	2/26/2019	2	21	21
BNP PARIBAS SA	2/25/2020	—	10	10
BNP PARIBAS SA	2/23/2021	—	17	17
BNP PARIBAS SA	3/5/2019	3	39	39
BNP PARIBAS SA	3/3/2020	—	21	21
BNP PARIBAS SA	3/2/2021	—	17	17
BNP PARIBAS SA	4/2/2019	3	159	159
BNP PARIBAS SA	3/31/2020	—	16	16
BNP PARIBAS SA	3/30/2021	—	23	23
BNP PARIBAS SA	4/16/2019	2	75	75
BNP PARIBAS SA	4/14/2020	—	12	12
BNP PARIBAS SA	4/13/2021	—	19	19
BNP PARIBAS SA	4/30/2019	2	130	130
BNP PARIBAS SA	4/28/2020	—	15	15
BNP PARIBAS SA	4/27/2021	—	21	21
BNP PARIBAS SA	8/6/2019	2	60	60
BNP PARIBAS SA	8/4/2020	—	19	19
BNP PARIBAS SA	8/3/2021	—	15	15
BNP PARIBAS SA	8/13/2019	2	75	75
BNP PARIBAS SA	8/11/2020	—	10	10
BNP PARIBAS SA	8/10/2021	—	62	62
BNP PARIBAS SA	10/1/2019	2	47	47
BNP PARIBAS SA	9/29/2020	—	8	8
BNP PARIBAS SA	9/28/2021	—	13	13
BNP PARIBAS SA	10/29/2019	2	216	216

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP PARIBAS SA	10/27/2020	—	17	17
BNP PARIBAS SA	10/26/2021	—	45	45
BNP PARIBAS SA	11/5/2019	2	146	146
BNP PARIBAS SA	11/3/2020	—	14	14
BNP PARIBAS SA	11/2/2021	—	40	40
BNP PARIBAS SA	8/20/2019	2	62	62
BNP PARIBAS SA	8/18/2020	—	9	9
BNP PARIBAS SA	8/17/2021	—	15	15
WELLS FARGO BANK NA	12/17/2019	2	412	412
WELLS FARGO BANK NA	12/14/2021	—	89	89
WELLS FARGO BANK NA	1/15/2019	—	188	188
WELLS FARGO BANK NA	1/29/2019	—	182	182
WELLS FARGO BANK NA	3/26/2019	—	232	232
WELLS FARGO BANK NA	4/9/2019	—	46	46
WELLS FARGO BANK NA	4/16/2019	—	85	85
WELLS FARGO BANK NA	4/23/2019	—	44	44
WELLS FARGO BANK NA	4/30/2019	—	93	93
WELLS FARGO BANK NA	5/14/2019	—	48	48
WELLS FARGO BANK NA	5/21/2019	—	46	46
WELLS FARGO BANK NA	6/4/2019	—	86	86
WELLS FARGO BANK NA	6/11/2019	—	93	93
WELLS FARGO BANK NA	7/9/2019	—	40	40
WELLS FARGO BANK NA	8/6/2019	—	77	77
WELLS FARGO BANK NA	9/3/2019	—	39	39
WELLS FARGO BANK NA	10/8/2019	—	43	43
WELLS FARGO BANK NA	10/15/2019	—	43	43
WELLS FARGO BANK NA	10/29/2019	—	46	46
WELLS FARGO BANK NA	11/12/2019	—	41	41
WELLS FARGO BANK NA	12/3/2019	—	39	39
WELLS FARGO BANK NA	12/17/2019	—	35	35
WELLS FARGO BANK NA	1/8/2019	—	24	24
WELLS FARGO BANK NA	1/7/2020	—	35	35
WELLS FARGO BANK NA	1/29/2019	—	24	24
WELLS FARGO BANK NA	1/28/2020	—	70	70
WELLS FARGO BANK NA	2/5/2019	—	23	23
WELLS FARGO BANK NA	2/4/2020	—	34	34
WELLS FARGO BANK NA	2/19/2019	—	18	18
WELLS FARGO BANK NA	2/18/2020	—	29	29
WELLS FARGO BANK NA	2/26/2019	—	19	19
WELLS FARGO BANK NA	2/25/2020	—	89	89
WELLS FARGO BANK NA	3/5/2019	—	19	19
WELLS FARGO BANK NA	3/3/2020	—	29	29
WELLS FARGO BANK NA	3/10/2020	—	30	30
WELLS FARGO BANK NA	3/12/2019	—	38	38

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	4/9/2019	—	21	21
WELLS FARGO BANK NA	4/7/2020	—	62	62
WELLS FARGO BANK NA	4/14/2020	—	32	32
WELLS FARGO BANK NA	4/23/2019	—	20	20
WELLS FARGO BANK NA	4/21/2020	—	29	29
WELLS FARGO BANK NA	4/30/2019	—	20	20
WELLS FARGO BANK NA	4/28/2020	—	29	29
WELLS FARGO BANK NA	5/7/2019	—	20	20
WELLS FARGO BANK NA	5/5/2020	—	58	58
WELLS FARGO BANK NA	5/12/2020	—	29	29
WELLS FARGO BANK NA	6/11/2019	—	18	18
WELLS FARGO BANK NA	6/9/2020	—	27	27
WELLS FARGO BANK NA	6/25/2019	—	20	20
WELLS FARGO BANK NA	6/23/2020	—	28	28
WELLS FARGO BANK NA	7/23/2019	—	17	17
WELLS FARGO BANK NA	7/21/2020	—	26	26
WELLS FARGO BANK NA	7/30/2019	—	35	35
WELLS FARGO BANK NA	7/28/2020	—	26	26
WELLS FARGO BANK NA	8/13/2019	—	19	19
WELLS FARGO BANK NA	8/11/2020	—	27	27
WELLS FARGO BANK NA	8/20/2019	—	19	19
WELLS FARGO BANK NA	8/18/2020	—	55	55
WELLS FARGO BANK NA	8/27/2019	—	20	20
WELLS FARGO BANK NA	8/25/2020	—	28	28
WELLS FARGO BANK NA	9/3/2019	—	20	20
WELLS FARGO BANK NA	9/10/2019	—	35	35
WELLS FARGO BANK NA	9/8/2020	—	25	25
WELLS FARGO BANK NA	9/24/2019	—	18	18
WELLS FARGO BANK NA	9/22/2020	—	26	26
WELLS FARGO BANK NA	10/8/2019	—	15	15
WELLS FARGO BANK NA	10/6/2020	—	23	23
WELLS FARGO BANK NA	10/15/2019	—	15	15
WELLS FARGO BANK NA	10/13/2020	—	23	23
WELLS FARGO BANK NA	11/5/2019	—	14	14
WELLS FARGO BANK NA	11/12/2019	—	59	59
WELLS FARGO BANK NA	11/10/2020	—	44	44
WELLS FARGO BANK NA	12/10/2019	—	11	11
WELLS FARGO BANK NA	12/8/2020	—	19	19
WELLS FARGO BANK NA	12/24/2019	—	11	11
WELLS FARGO BANK NA	1/2/2019	2	—	—
WELLS FARGO BANK NA	12/31/2019	—	10	10
WELLS FARGO BANK NA	12/29/2020	—	18	18
WELLS FARGO BANK NA	1/8/2019	2	—	—
WELLS FARGO BANK NA	1/7/2020	—	9	9

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	1/5/2021	—	16	16
WELLS FARGO BANK NA	1/15/2019	2	—	—
WELLS FARGO BANK NA	1/14/2020	—	8	8
WELLS FARGO BANK NA	1/12/2021	—	15	15
WELLS FARGO BANK NA	1/29/2019	2	—	—
WELLS FARGO BANK NA	1/28/2020	—	14	14
WELLS FARGO BANK NA	1/26/2021	—	13	13
WELLS FARGO BANK NA	2/12/2019	2	38	38
WELLS FARGO BANK NA	2/11/2020	—	13	13
WELLS FARGO BANK NA	2/9/2021	—	20	20
WELLS FARGO BANK NA	3/12/2019	2	24	24
WELLS FARGO BANK NA	3/10/2020	—	19	19
WELLS FARGO BANK NA	3/9/2021	—	32	32
WELLS FARGO BANK NA	3/19/2019	3	53	53
WELLS FARGO BANK NA	3/17/2020	—	11	11
WELLS FARGO BANK NA	3/16/2021	—	18	18
WELLS FARGO BANK NA	3/26/2019	3	145	145
WELLS FARGO BANK NA	3/24/2020	—	16	16
WELLS FARGO BANK NA	4/9/2019	3	116	116
WELLS FARGO BANK NA	4/7/2020	—	43	43
WELLS FARGO BANK NA	4/6/2021	—	21	21
WELLS FARGO BANK NA	4/23/2019	3	152	152
WELLS FARGO BANK NA	4/21/2020	—	16	16
WELLS FARGO BANK NA	4/20/2021	—	22	22
WELLS FARGO BANK NA	5/7/2019	3	133	133
WELLS FARGO BANK NA	5/5/2020	—	14	14
WELLS FARGO BANK NA	5/4/2021	—	21	21
WELLS FARGO BANK NA	5/14/2019	2	103	103
WELLS FARGO BANK NA	5/12/2020	—	26	26
WELLS FARGO BANK NA	5/11/2021	—	19	19
WELLS FARGO BANK NA	5/21/2019	2	93	93
WELLS FARGO BANK NA	5/19/2020	—	12	12
WELLS FARGO BANK NA	5/28/2019	2	121	121
WELLS FARGO BANK NA	5/26/2020	—	28	28
WELLS FARGO BANK NA	5/25/2021	—	20	20
WELLS FARGO BANK NA	6/4/2019	2	91	91
WELLS FARGO BANK NA	6/1/2021	—	18	18
WELLS FARGO BANK NA	6/11/2019	3	83	83
WELLS FARGO BANK NA	6/9/2020	—	21	21
WELLS FARGO BANK NA	6/8/2021	—	17	17
WELLS FARGO BANK NA	6/18/2019	2	88	88
WELLS FARGO BANK NA	6/16/2020	—	11	11
WELLS FARGO BANK NA	6/15/2021	—	17	17
WELLS FARGO BANK NA	6/25/2019	3	134	134

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	6/23/2020	—	13	13
WELLS FARGO BANK NA	6/22/2021	—	19	19
WELLS FARGO BANK NA	7/2/2019	2	142	142
WELLS FARGO BANK NA	6/30/2020	—	14	14
WELLS FARGO BANK NA	6/29/2021	—	40	40
WELLS FARGO BANK NA	7/9/2019	2	86	86
WELLS FARGO BANK NA	7/7/2020	—	11	11
WELLS FARGO BANK NA	7/6/2021	—	17	17
WELLS FARGO BANK NA	7/16/2019	2	81	81
WELLS FARGO BANK NA	7/14/2020	—	10	10
WELLS FARGO BANK NA	7/13/2021	—	32	32
WELLS FARGO BANK NA	7/23/2019	2	79	79
WELLS FARGO BANK NA	7/21/2020	—	20	20
WELLS FARGO BANK NA	7/20/2021	—	16	16
WELLS FARGO BANK NA	7/30/2019	3	92	92
WELLS FARGO BANK NA	7/28/2020	—	10	10
WELLS FARGO BANK NA	7/27/2021	—	16	16
WELLS FARGO BANK NA	8/27/2019	2	48	48
WELLS FARGO BANK NA	8/24/2021	—	14	14
WELLS FARGO BANK NA	9/3/2019	2	58	58
WELLS FARGO BANK NA	9/1/2020	—	9	9
WELLS FARGO BANK NA	8/31/2021	—	14	14
WELLS FARGO BANK NA	9/10/2019	2	64	64
WELLS FARGO BANK NA	9/8/2020	—	9	9
WELLS FARGO BANK NA	9/7/2021	—	43	43
WELLS FARGO BANK NA	9/17/2019	2	50	50
WELLS FARGO BANK NA	9/15/2020	—	17	17
WELLS FARGO BANK NA	9/14/2021	—	41	41
WELLS FARGO BANK NA	9/24/2019	2	45	45
WELLS FARGO BANK NA	9/22/2020	—	8	8
WELLS FARGO BANK NA	9/21/2021	—	27	27
WELLS FARGO BANK NA	10/8/2019	2	76	76
WELLS FARGO BANK NA	10/6/2020	—	10	10
WELLS FARGO BANK NA	10/5/2021	—	30	30
WELLS FARGO BANK NA	10/15/2019	3	129	129
WELLS FARGO BANK NA	10/13/2020	—	24	24
WELLS FARGO BANK NA	10/12/2021	—	35	35
WELLS FARGO BANK NA	10/22/2019	2	157	157
WELLS FARGO BANK NA	10/20/2020	—	29	29
WELLS FARGO BANK NA	10/19/2021	—	40	40
WELLS FARGO BANK NA	11/12/2019	2	199	199
WELLS FARGO BANK NA	11/10/2020	—	16	16
WELLS FARGO BANK NA	11/9/2021	—	43	43
WELLS FARGO BANK NA	11/19/2019	2	272	272

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	11/17/2020	—	39	39
WELLS FARGO BANK NA	11/16/2021	—	50	50
WELLS FARGO BANK NA	11/26/2019	2	196	196
WELLS FARGO BANK NA	11/23/2021	—	23	23
WELLS FARGO BANK NA	12/3/2019	2	196	196
WELLS FARGO BANK NA	12/1/2020	—	17	17
WELLS FARGO BANK NA	11/30/2021	—	22	22
WELLS FARGO BANK NA	12/10/2019	3	315	315
WELLS FARGO BANK NA	12/8/2020	—	20	20
WELLS FARGO BANK NA	12/7/2021	—	51	51
WELLS FARGO BANK NA	12/15/2020	—	49	49
WELLS FARGO BANK NA	12/24/2019	2	641	641
WELLS FARGO BANK NA	12/22/2020	—	71	71
WELLS FARGO BANK NA	12/21/2021	—	158	158
TOTAL PURCHASED OPTIONS			13,173	13,173

WRITTEN OPTIONS
BNP PARIBAS SA	5/7/2019	—	(30)	(30)
BNP PARIBAS SA	6/18/2019	—	(67)	(67)
BNP PARIBAS SA	6/25/2019	—	(39)	(39)
BNP PARIBAS SA	7/2/2019	—	(34)	(34)
BNP PARIBAS SA	7/23/2019	—	(28)	(28)
BNP PARIBAS SA	7/30/2019	—	(29)	(29)
BNP PARIBAS SA	8/20/2019	—	(28)	(28)
BNP PARIBAS SA	9/10/2019	—	(33)	(33)
BNP PARIBAS SA	10/1/2019	—	(63)	(63)
BNP PARIBAS SA	10/22/2019	—	(33)	(33)
BNP PARIBAS SA	11/5/2019	—	(33)	(33)
BNP PARIBAS SA	11/19/2019	—	(29)	(29)
BNP PARIBAS SA	12/10/2019	—	(24)	(24)
BNP PARIBAS SA	12/24/2019	—	(25)	(25)
BNP PARIBAS SA	12/31/2019	—	(26)	(26)
BNP PARIBAS SA	1/15/2019	—	(18)	(18)
BNP PARIBAS SA	1/14/2020	—	(25)	(25)
BNP PARIBAS SA	1/21/2020	—	(45)	(45)
BNP PARIBAS SA	1/22/2019	—	(16)	(16)
BNP PARIBAS SA	2/12/2019	—	(25)	(25)
BNP PARIBAS SA	2/11/2020	—	(39)	(39)
BNP PARIBAS SA	3/19/2019	—	(14)	(14)
BNP PARIBAS SA	3/17/2020	—	(40)	(40)
BNP PARIBAS SA	3/26/2019	—	(27)	(27)
BNP PARIBAS SA	3/24/2020	—	(38)	(38)
BNP PARIBAS SA	4/2/2019	—	(14)	(14)
BNP PARIBAS SA	3/31/2020	—	(19)	(19)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP PARIBAS SA	5/19/2020	—	(55)	(55)
BNP PARIBAS SA	5/21/2019	—	(14)	(14)
BNP PARIBAS SA	5/28/2019	—	(13)	(13)
BNP PARIBAS SA	5/26/2020	—	(18)	(18)
BNP PARIBAS SA	6/4/2019	—	(12)	(12)
BNP PARIBAS SA	6/2/2020	—	(17)	(17)
BNP PARIBAS SA	6/18/2019	—	(25)	(25)
BNP PARIBAS SA	6/16/2020	—	(17)	(17)
BNP PARIBAS SA	7/2/2019	—	(13)	(13)
BNP PARIBAS SA	6/30/2020	—	(17)	(17)
BNP PARIBAS SA	7/7/2020	—	(18)	(18)
BNP PARIBAS SA	7/16/2019	—	(12)	(12)
BNP PARIBAS SA	7/14/2020	—	(16)	(16)
BNP PARIBAS SA	8/6/2019	—	(12)	(12)
BNP PARIBAS SA	8/4/2020	—	(32)	(32)
BNP PARIBAS SA	9/17/2019	—	(12)	(12)
BNP PARIBAS SA	9/15/2020	—	(15)	(15)
BNP PARIBAS SA	10/1/2019	—	(11)	(11)
BNP PARIBAS SA	9/29/2020	—	(14)	(14)
BNP PARIBAS SA	10/22/2019	—	(10)	(10)
BNP PARIBAS SA	10/20/2020	—	(13)	(13)
BNP PARIBAS SA	10/29/2019	—	(10)	(10)
BNP PARIBAS SA	10/27/2020	—	(13)	(13)
BNP PARIBAS SA	11/17/2020	—	(25)	(25)
BNP PARIBAS SA	11/19/2019	—	(19)	(19)
BNP PARIBAS SA	11/24/2020	—	(12)	(12)
BNP PARIBAS SA	12/3/2019	—	(8)	(8)
BNP PARIBAS SA	12/1/2020	—	(12)	(12)
BNP PARIBAS SA	12/17/2019	—	(7)	(7)
BNP PARIBAS SA	12/15/2020	—	(10)	(10)
BNP PARIBAS SA	1/22/2019	(2)	—	—
BNP PARIBAS SA	1/21/2020	—	(4)	(4)
BNP PARIBAS SA	1/19/2021	(1)	(30)	(30)
BNP PARIBAS SA	2/5/2019	(2)	(8)	(8)
BNP PARIBAS SA	2/5/2019	—	—	—
BNP PARIBAS SA	2/4/2020	—	(7)	(7)
BNP PARIBAS SA	2/2/2021	—	(10)	(10)
BNP PARIBAS SA	2/19/2019	(2)	(12)	(12)
BNP PARIBAS SA	2/19/2019	—	—	—
BNP PARIBAS SA	2/18/2020	—	(7)	(7)
BNP PARIBAS SA	2/16/2021	—	(19)	(19)
BNP PARIBAS SA	2/26/2019	(2)	(10)	(10)
BNP PARIBAS SA	2/25/2020	—	(6)	(6)
BNP PARIBAS SA	2/23/2021	—	(9)	(9)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP PARIBAS SA	3/5/2019	(3)	(18)	(18)
BNP PARIBAS SA	3/5/2019	—	—	—
BNP PARIBAS SA	3/3/2020	—	(13)	(13)
BNP PARIBAS SA	3/2/2021	—	(8)	(8)
BNP PARIBAS SA	4/2/2019	(3)	(105)	(105)
BNP PARIBAS SA	4/2/2019	—	(1)	(1)
BNP PARIBAS SA	3/31/2020	—	(10)	(10)
BNP PARIBAS SA	3/30/2021	—	(12)	(12)
BNP PARIBAS SA	4/16/2019	(2)	(45)	(45)
BNP PARIBAS SA	4/16/2019	—	—	—
BNP PARIBAS SA	4/14/2020	—	(8)	(8)
BNP PARIBAS SA	4/13/2021	—	(10)	(10)
BNP PARIBAS SA	4/30/2019	(2)	(73)	(73)
BNP PARIBAS SA	4/30/2019	—	(1)	(1)
BNP PARIBAS SA	4/28/2020	—	(8)	(8)
BNP PARIBAS SA	4/27/2021	—	(10)	(10)
BNP PARIBAS SA	8/6/2019	(2)	(30)	(30)
BNP PARIBAS SA	8/4/2020	—	(9)	(9)
BNP PARIBAS SA	8/3/2021	—	(5)	(5)
BNP PARIBAS SA	8/13/2019	(2)	(37)	(37)
BNP PARIBAS SA	8/13/2019	—	—	—
BNP PARIBAS SA	8/11/2020	—	(5)	(5)
BNP PARIBAS SA	8/10/2021	—	(23)	(23)
BNP PARIBAS SA	8/20/2019	—	—	—
BNP PARIBAS SA	10/1/2019	(2)	(24)	(24)
BNP PARIBAS SA	9/29/2020	—	(4)	(4)
BNP PARIBAS SA	9/28/2021	—	(5)	(5)
BNP PARIBAS SA	10/29/2019	(2)	(145)	(145)
BNP PARIBAS SA	10/29/2019	—	(3)	(3)
BNP PARIBAS SA	10/27/2020	—	(10)	(10)
BNP PARIBAS SA	10/26/2021	—	(21)	(21)
BNP PARIBAS SA	11/5/2019	(2)	(91)	(91)
BNP PARIBAS SA	11/5/2019	—	(1)	(1)
BNP PARIBAS SA	11/2/2021	—	(17)	(17)
BNP PARIBAS SA	11/3/2020	—	(8)	(8)
BNP PARIBAS SA	8/20/2019	(2)	(30)	(30)
BNP PARIBAS SA	8/18/2020	—	(5)	(5)
BNP PARIBAS SA	8/17/2021	—	(5)	(5)
WELLS FARGO BANK NA	12/17/2019	(2)	(296)	(296)
WELLS FARGO BANK NA	12/17/2019	—	(6)	(6)
WELLS FARGO BANK NA	12/15/2020	—	(30)	(30)
WELLS FARGO BANK NA	12/14/2021	—	(43)	(43)
WELLS FARGO BANK NA	1/15/2019	—	(140)	(140)
WELLS FARGO BANK NA	1/29/2019	—	(134)	(134)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	3/26/2019	—	(154)	(154)
WELLS FARGO BANK NA	4/9/2019	—	(31)	(31)
WELLS FARGO BANK NA	4/16/2019	—	(55)	(55)
WELLS FARGO BANK NA	4/23/2019	—	(29)	(29)
WELLS FARGO BANK NA	4/30/2019	—	(63)	(63)
WELLS FARGO BANK NA	5/14/2019	—	(33)	(33)
WELLS FARGO BANK NA	5/21/2019	—	(31)	(31)
WELLS FARGO BANK NA	6/4/2019	—	(56)	(56)
WELLS FARGO BANK NA	6/11/2019	—	(63)	(63)
WELLS FARGO BANK NA	7/9/2019	—	(29)	(29)
WELLS FARGO BANK NA	8/6/2019	—	(56)	(56)
WELLS FARGO BANK NA	9/3/2019	—	(28)	(28)
WELLS FARGO BANK NA	10/8/2019	—	(33)	(33)
WELLS FARGO BANK NA	10/15/2019	—	(33)	(33)
WELLS FARGO BANK NA	10/29/2019	—	(35)	(35)
WELLS FARGO BANK NA	11/12/2019	—	(30)	(30)
WELLS FARGO BANK NA	12/3/2019	—	(28)	(28)
WELLS FARGO BANK NA	12/17/2019	—	(25)	(25)
WELLS FARGO BANK NA	1/8/2019	—	(17)	(17)
WELLS FARGO BANK NA	1/7/2020	—	(25)	(25)
WELLS FARGO BANK NA	1/29/2019	—	(16)	(16)
WELLS FARGO BANK NA	1/28/2020	—	(45)	(45)
WELLS FARGO BANK NA	2/4/2020	—	(22)	(22)
WELLS FARGO BANK NA	2/5/2019	—	(16)	(16)
WELLS FARGO BANK NA	2/19/2019	—	(11)	(11)
WELLS FARGO BANK NA	2/18/2020	—	(18)	(18)
WELLS FARGO BANK NA	2/26/2019	—	(12)	(12)
WELLS FARGO BANK NA	2/25/2020	—	(55)	(55)
WELLS FARGO BANK NA	3/5/2019	—	(12)	(12)
WELLS FARGO BANK NA	3/3/2020	—	(18)	(18)
WELLS FARGO BANK NA	3/10/2020	—	(18)	(18)
WELLS FARGO BANK NA	3/12/2019	—	(25)	(25)
WELLS FARGO BANK NA	4/9/2019	—	(15)	(15)
WELLS FARGO BANK NA	4/7/2020	—	(39)	(39)
WELLS FARGO BANK NA	4/14/2020	—	(21)	(21)
WELLS FARGO BANK NA	4/23/2019	—	(13)	(13)
WELLS FARGO BANK NA	4/21/2020	—	(18)	(18)
WELLS FARGO BANK NA	4/30/2019	—	(13)	(13)
WELLS FARGO BANK NA	4/28/2020	—	(18)	(18)
WELLS FARGO BANK NA	5/7/2019	—	(13)	(13)
WELLS FARGO BANK NA	5/5/2020	—	(36)	(36)
WELLS FARGO BANK NA	5/12/2020	—	(18)	(18)
WELLS FARGO BANK NA	6/11/2019	—	(12)	(12)
WELLS FARGO BANK NA	6/9/2020	—	(16)	(16)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	6/25/2019	—	(14)	(14)
WELLS FARGO BANK NA	6/23/2020	—	(18)	(18)
WELLS FARGO BANK NA	7/23/2019	—	(12)	(12)
WELLS FARGO BANK NA	7/21/2020	—	(15)	(15)
WELLS FARGO BANK NA	7/30/2019	—	(24)	(24)
WELLS FARGO BANK NA	7/28/2020	—	(16)	(16)
WELLS FARGO BANK NA	8/13/2019	—	(13)	(13)
WELLS FARGO BANK NA	8/11/2020	—	(16)	(16)
WELLS FARGO BANK NA	8/20/2019	—	(14)	(14)
WELLS FARGO BANK NA	8/18/2020	—	(34)	(34)
WELLS FARGO BANK NA	8/27/2019	—	(14)	(14)
WELLS FARGO BANK NA	8/25/2020	—	(18)	(18)
WELLS FARGO BANK NA	9/3/2019	—	(14)	(14)
WELLS FARGO BANK NA	9/10/2019	—	(24)	(24)
WELLS FARGO BANK NA	9/8/2020	—	(16)	(16)
WELLS FARGO BANK NA	9/24/2019	—	(12)	(12)
WELLS FARGO BANK NA	9/22/2020	—	(16)	(16)
WELLS FARGO BANK NA	10/8/2019	—	(10)	(10)
WELLS FARGO BANK NA	10/6/2020	—	(14)	(14)
WELLS FARGO BANK NA	10/15/2019	—	(10)	(10)
WELLS FARGO BANK NA	10/13/2020	—	(13)	(13)
WELLS FARGO BANK NA	11/5/2019	—	(9)	(9)
WELLS FARGO BANK NA	11/12/2019	—	(40)	(40)
WELLS FARGO BANK NA	11/10/2020	—	(26)	(26)
WELLS FARGO BANK NA	12/10/2019	—	(7)	(7)
WELLS FARGO BANK NA	12/8/2020	—	(11)	(11)
WELLS FARGO BANK NA	12/24/2019	—	(7)	(7)
WELLS FARGO BANK NA	1/2/2019	(2)	—	—
WELLS FARGO BANK NA	12/31/2019	—	(7)	(7)
WELLS FARGO BANK NA	12/29/2020	—	(10)	(10)
WELLS FARGO BANK NA	1/8/2019	(2)	—	—
WELLS FARGO BANK NA	1/8/2019	—	—	—
WELLS FARGO BANK NA	1/7/2020	—	(5)	(5)
WELLS FARGO BANK NA	1/5/2021	—	(8)	(8)
WELLS FARGO BANK NA	1/15/2019	(2)	—	—
WELLS FARGO BANK NA	1/15/2019	—	—	—
WELLS FARGO BANK NA	1/14/2020	—	(5)	(5)
WELLS FARGO BANK NA	1/12/2021	—	(7)	(7)
WELLS FARGO BANK NA	1/29/2019	(2)	—	—
WELLS FARGO BANK NA	1/29/2019	—	—	—
WELLS FARGO BANK NA	1/28/2020	—	(8)	(8)
WELLS FARGO BANK NA	1/26/2021	—	(7)	(7)
WELLS FARGO BANK NA	2/12/2019	(2)	(19)	(19)
WELLS FARGO BANK NA	2/12/2019	—	—	—

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	2/11/2020	—	(8)	(8)
WELLS FARGO BANK NA	2/9/2021	—	(11)	(11)
WELLS FARGO BANK NA	3/12/2019	(2)	(11)	(11)
WELLS FARGO BANK NA	3/12/2019	—	—	—
WELLS FARGO BANK NA	3/10/2020	—	(11)	(11)
WELLS FARGO BANK NA	3/9/2021	—	(15)	(15)
WELLS FARGO BANK NA	3/19/2019	(2)	(28)	(28)
WELLS FARGO BANK NA	3/19/2019	—	—	—
WELLS FARGO BANK NA	3/17/2020	—	(7)	(7)
WELLS FARGO BANK NA	3/16/2021	—	(9)	(9)
WELLS FARGO BANK NA	3/26/2019	(3)	(94)	(94)
WELLS FARGO BANK NA	3/26/2019	—	(1)	(1)
WELLS FARGO BANK NA	3/24/2020	—	(10)	(10)
WELLS FARGO BANK NA	4/9/2019	(2)	(73)	(73)
WELLS FARGO BANK NA	4/9/2019	—	(1)	(1)
WELLS FARGO BANK NA	4/7/2020	—	(27)	(27)
WELLS FARGO BANK NA	4/6/2021	—	(11)	(11)
WELLS FARGO BANK NA	4/23/2019	(2)	(101)	(101)
WELLS FARGO BANK NA	4/23/2019	—	(1)	(1)
WELLS FARGO BANK NA	4/21/2020	—	(10)	(10)
WELLS FARGO BANK NA	4/20/2021	—	(12)	(12)
WELLS FARGO BANK NA	5/7/2019	(2)	(75)	(75)
WELLS FARGO BANK NA	5/7/2019	—	—	—
WELLS FARGO BANK NA	5/5/2020	—	(8)	(8)
WELLS FARGO BANK NA	5/4/2021	—	(10)	(10)
WELLS FARGO BANK NA	5/14/2019	(2)	(54)	(54)
WELLS FARGO BANK NA	5/14/2019	—	—	—
WELLS FARGO BANK NA	5/12/2020	—	(14)	(14)
WELLS FARGO BANK NA	5/11/2021	—	(9)	(9)
WELLS FARGO BANK NA	5/21/2019	(2)	(50)	(50)
WELLS FARGO BANK NA	5/21/2019	—	—	—
WELLS FARGO BANK NA	5/19/2020	—	(7)	(7)
WELLS FARGO BANK NA	5/28/2019	(2)	(71)	(71)
WELLS FARGO BANK NA	5/28/2019	—	(1)	(1)
WELLS FARGO BANK NA	5/26/2020	—	(16)	(16)
WELLS FARGO BANK NA	5/25/2021	—	(9)	(9)
WELLS FARGO BANK NA	6/4/2019	(2)	(49)	(49)
WELLS FARGO BANK NA	6/4/2019	—	—	—
WELLS FARGO BANK NA	6/1/2021	—	(8)	(8)
WELLS FARGO BANK NA	6/11/2019	(3)	(40)	(40)
WELLS FARGO BANK NA	6/11/2019	—	—	—
WELLS FARGO BANK NA	6/9/2020	—	(10)	(10)
WELLS FARGO BANK NA	6/8/2021	—	(6)	(6)
WELLS FARGO BANK NA	6/18/2019	(2)	(45)	(45)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	6/18/2019	—	—	—
WELLS FARGO BANK NA	6/16/2020	—	(6)	(6)
WELLS FARGO BANK NA	6/15/2021	—	(7)	(7)
WELLS FARGO BANK NA	6/25/2019	(2)	(75)	(75)
WELLS FARGO BANK NA	6/25/2019	—	(1)	(1)
WELLS FARGO BANK NA	6/23/2020	—	(7)	(7)
WELLS FARGO BANK NA	6/22/2021	—	(8)	(8)
WELLS FARGO BANK NA	7/2/2019	(2)	(82)	(82)
WELLS FARGO BANK NA	7/2/2019	—	(1)	(1)
WELLS FARGO BANK NA	6/30/2020	—	(7)	(7)
WELLS FARGO BANK NA	6/29/2021	—	(16)	(16)
WELLS FARGO BANK NA	7/9/2019	(2)	(44)	(44)
WELLS FARGO BANK NA	7/9/2019	—	—	—
WELLS FARGO BANK NA	7/7/2020	—	(5)	(5)
WELLS FARGO BANK NA	7/6/2021	—	(6)	(6)
WELLS FARGO BANK NA	7/16/2019	(2)	(40)	(40)
WELLS FARGO BANK NA	7/16/2019	—	—	—
WELLS FARGO BANK NA	7/14/2020	—	(5)	(5)
WELLS FARGO BANK NA	7/13/2021	—	(12)	(12)
WELLS FARGO BANK NA	7/23/2019	(2)	(39)	(39)
WELLS FARGO BANK NA	7/23/2019	—	—	—
WELLS FARGO BANK NA	7/21/2020	—	(10)	(10)
WELLS FARGO BANK NA	7/20/2021	—	(6)	(6)
WELLS FARGO BANK NA	7/30/2019	(2)	(47)	(47)
WELLS FARGO BANK NA	7/30/2019	—	—	—
WELLS FARGO BANK NA	7/28/2020	—	(5)	(5)
WELLS FARGO BANK NA	7/27/2021	—	(6)	(6)
WELLS FARGO BANK NA	8/27/2019	(2)	(22)	(22)
WELLS FARGO BANK NA	8/27/2019	—	—	—
WELLS FARGO BANK NA	8/24/2021	—	(5)	(5)
WELLS FARGO BANK NA	9/3/2019	(2)	(27)	(27)
WELLS FARGO BANK NA	9/3/2019	—	—	—
WELLS FARGO BANK NA	9/1/2020	—	(4)	(4)
WELLS FARGO BANK NA	8/31/2021	—	(5)	(5)
WELLS FARGO BANK NA	9/10/2019	(2)	(31)	(31)
WELLS FARGO BANK NA	9/10/2019	—	—	—
WELLS FARGO BANK NA	9/8/2020	—	(4)	(4)
WELLS FARGO BANK NA	9/7/2021	—	(16)	(16)
WELLS FARGO BANK NA	9/17/2019	(2)	(24)	(24)
WELLS FARGO BANK NA	9/17/2019	—	—	—
WELLS FARGO BANK NA	9/15/2020	—	(8)	(8)
WELLS FARGO BANK NA	9/14/2021	—	(15)	(15)
WELLS FARGO BANK NA	9/24/2019	(2)	(22)	(22)
WELLS FARGO BANK NA	9/24/2019	—	—	—

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	9/22/2020	—	(4)	(4)
WELLS FARGO BANK NA	9/21/2021	—	(10)	(10)
WELLS FARGO BANK NA	10/8/2019	(2)	(39)	(39)
WELLS FARGO BANK NA	10/8/2019	—	—	—
WELLS FARGO BANK NA	10/6/2020	—	(5)	(5)
WELLS FARGO BANK NA	10/5/2021	—	(11)	(11)
WELLS FARGO BANK NA	10/15/2019	(2)	(75)	(75)
WELLS FARGO BANK NA	10/15/2019	—	(1)	(1)
WELLS FARGO BANK NA	10/13/2020	—	(13)	(13)
WELLS FARGO BANK NA	10/12/2021	—	(14)	(14)
WELLS FARGO BANK NA	10/22/2019	(2)	(99)	(99)
WELLS FARGO BANK NA	10/22/2019	—	(2)	(2)
WELLS FARGO BANK NA	10/20/2020	—	(16)	(16)
WELLS FARGO BANK NA	10/19/2021	—	(17)	(17)
WELLS FARGO BANK NA	11/12/2019	(2)	(130)	(130)
WELLS FARGO BANK NA	11/12/2019	—	(2)	(2)
WELLS FARGO BANK NA	11/10/2020	—	(9)	(9)
WELLS FARGO BANK NA	11/9/2021	—	(19)	(19)
WELLS FARGO BANK NA	11/19/2019	(2)	(191)	(191)
WELLS FARGO BANK NA	11/19/2019	—	(4)	(4)
WELLS FARGO BANK NA	11/17/2020	—	(24)	(24)
WELLS FARGO BANK NA	11/16/2021	—	(24)	(24)
WELLS FARGO BANK NA	11/26/2019	(2)	(141)	(141)
WELLS FARGO BANK NA	11/23/2021	—	(11)	(11)
WELLS FARGO BANK NA	12/3/2019	(2)	(124)	(124)
WELLS FARGO BANK NA	12/3/2019	—	(2)	(2)
WELLS FARGO BANK NA	12/1/2020	—	(9)	(9)
WELLS FARGO BANK NA	11/30/2021	—	(9)	(9)
WELLS FARGO BANK NA	12/10/2019	(2)	(213)	(213)
WELLS FARGO BANK NA	12/10/2019	—	(3)	(3)
WELLS FARGO BANK NA	12/8/2020	—	(11)	(11)
WELLS FARGO BANK NA	12/7/2021	—	(22)	(22)
WELLS FARGO BANK NA	12/24/2019	(2)	(524)	(524)
WELLS FARGO BANK NA	12/22/2020	—	(49)	(49)
WELLS FARGO BANK NA	12/21/2021	—	(67)	(67)
WELLS FARGO BANK NA	12/21/2021	—	(13)	(13)
TOTAL WRITTEN OPTIONS			(8,209)	(8,209)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FUTURES
S&P 500 MINI FUTURES	3/1/2019	—	6	6
TOTAL FUTURES			6	6
TOTAL DERIVATIVES - NET			4,970	4,970
TOTAL INVESTMENTS IN CASH EQUIVALENTS, FIXED MATURITIES, EQUITY SECURITIES, SYNDICATED LOANS AND DERIVATIVES			$8,295,301	$8,248,510

NOTES
a) Cash equivalents are carried at amortized cost which approximates fair value. Fixed maturities and equity securities are carried at fair value. In the absence of quoted market prices, fair values are obtained from third-party pricing services, non-binding broker quotes or other model-based valuation techniques. Syndicated loans are carried at amortized cost, less allowance for loan losses. Derivatives are carried at fair value. Options are traded in over-the-counter markets using pricing models with market observable inputs. Futures are exchange-traded and valued using quoted prices in active markets. See notes to the financial statements regarding valuations.
b) For Federal income tax purposes, the cost of investments is $8.3 billion.
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

NOTES
a) Cash equivalents are carried at amortized cost which approximates fair value. Fixed maturities and common stocks are carried at fair value. In the absence of quoted market prices, fair values are obtained from third-party pricing services, non-binding broker quotes or other model-based valuation techniques. Syndicated loans are carried at amortized cost, less allowance for loan losses. Derivatives are carried at fair value. Options are traded in over-the-counter markets using pricing models with market observable inputs. Futures are exchange-traded and valued using quoted prices in active markets. See notes to the financial statements regarding valuations.
b) For Federal income tax purposes, the cost of investments is $6.7 billion.
c) Securities written down due to other-than-temporary impairment related to credit losses.
d) Non-Income producing securities.

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages
December 31, 2018
(in thousands)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages						Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held at end of period (e)
Loan No.	Description (a)	Property Location		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

Other - liens on:
Apartment and business:
Under $500:
	121087353	Beaverton	OR	1	$—	$302	$302	$—	$—	$1	4.450%
	121087359	Apex	NC	1	—	448	448	—	—	1	3.520
Over $500:
	121047210	West Haven	CT	1	—	4,470	4,470	—	—	13	3.600
	121047262	Fargo	ND	1	—	5,102	5,102	—	—	23	5.440
	121047343	Durham	NC	1	—	1,334	1,334	—	—	5	4.500
	121047364	Kansas City	KS	1	—	1,030	1,030	—	—	3	3.420
	121047366	Murray	UT	1	—	616	616	—	—	—	3.310
	121047377	Cookville	TN	1	—	1,380	1,380	—	—	4	3.500
	121047383	Las Vegas	NV	1	—	2,712	2,712	—	—	8	3.340
	121047385	Cicero	IL	1	—	3,199	3,199	—	—	10	3.850
	121047387	Washington Terrace	UT	1	—	2,258	2,258	—	—	7	3.730
	121047388	Riverside	CA	1	—	1,828	1,828	—	—	5	3.270
	121047389	Palmdale	CA	1	—	2,468	2,468	—	—	7	3.270
	121047392	Philadelphia	PA	1	—	3,466	3,466	—	—	12	4.310
	121047393	Moore	SC	1	—	1,907	1,907	—	—	7	4.130
	121087245	Southport	CT	1	—	2,923	2,923	—	—	10	4.010
	121087290	Doraville	GA	1	—	809	809	—	—	4	5.770
	121087313	Orchard Park	NY	1	—	2,680	2,680	—	—	9	4.050
	121087327	Marietta	GA	1	—	2,341	2,341	—	—	7	3.820
	121087344	Norcross	GA	1	—	1,539	1,539	—	—	4	3.380
	121087345	Henderson	NV	1	—	4,208	4,208	—	—	16	4.500
	121087347	Lawrenceville	GA	1	—	502	502	—	—	2	4.650
	121087349	Carlsbad	CA	1	—	1,716	1,716	—	—	4	3.130
	121087351	Gardena	CA	1	—	623	623	—	—	2	4.450
	121087355	Oregon City	OR	1	—	594	594	—	—	2	3.460
	121087358	Philadelphia	PA	1	—	3,886	3,886	—	—	11	3.450
	121087360	Sun City Center	FL	1	—	4,023	4,023	—	—	11	3.300
	121087361	Oswego	OR	1	—	4,920	4,920	—	—	17	4.260
	121087362	Atlanta	GA	1	—	2,379	2,379	—	—	8	3.810
	121087365	Fairfax	VA	1	—	2,017	2,017	—	—	8	4.450
	121087369	Ackworth	GA	1	—	1,366	1,366	—	—	4	3.550
	121087370	La Jolla	CA	1	—	607	607	—	—	2	3.260
	121087371	Bulverde	TX	1	—	884	884	—	—	2	3.000
	121087372	Brea	CA	1	—	2,955	2,955	—	—	7	2.940
	121087373	Dekalb	GA	1	—	993	993	—	—	3	3.220
	121087374	Fort Payne	AL	1	—	1,372	1,372	—	—	4	3.210
	121087375	Florence	KY	1	—	1,501	1,501	—	—	4	3.040

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages (continued)
December 31, 2018
(in thousands)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages						Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held at end of period (e)
Loan No.	Description (a)	Property Location		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

	121087376	Sterling Heights	MI	1	—	2,443	2,443	—	—	7	3.620
	121087378	Pittsburgh	PA	1	—	2,566	2,566	—	—	8	3.690
	121087379	Euless	TX	1	—	1,468	1,468	—	—	5	3.700
	121087380	Virginia Beach	VA	1	—	1,821	1,821	—	—	5	3.400
	121087381	San Diego	CA	1	—	4,180	4,180	—	—	11	3.130
	121087382	San Diego	CA	1	—	4,195	4,195	—	—	11	3.090
	121087384	Culver City	CA	1	—	2,918	2,918	—	—	9	3.840
	121087386	Bellingham	WA	1	—	5,199	5,199	—	—	16	3.570
	121087390	Freehold Township	NJ	1	—	1,844	1,844	—	—	5	3.450
	121087394	Richmond	TX	1	—	4,141	4,141	—	—	14	4.000
	121087395	San Francisco	CA	1	—	4,642	4,642	—	—	16	4.180
	121087397	Nashville	TN	1	—	2,000	2,000	—	—	—	4.350
	Total Other			49	—	114,775	114,775	—	—	354	3.794
Unallocated Reserve for Losses						2,341
Total First Mortgage Loans on Real Estate				49	$—	$112,434	$114,775	$—	$—	$354	3.794%

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages (continued)
December 31, 2018
(in thousands)

Part 3 - Location of mortgaged properties				Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed
State in which mortgaged property is located		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

Alabama	AL	1	$—	$1,372	$1,372	$—	$—
California	CA	10	—	26,132	26,132	—	—
Connecticut	CT	2	—	7,393	7,393	—	—
Florida	FL	1	—	4,023	4,023	—	—
Georgia	GA	7	—	9,929	9,929	—	—
Illinois	IL	1	—	3,199	3,199	—	—
Kansas	KS	1	—	1,030	1,030	—	—
Kentucky	KY	1	—	1,501	1,501	—	—
Michigan	MI	1	—	2,443	2,443	—	—
North Carolina	NC	2	—	1,782	1,782	—	—
North Dakota	ND	1	—	5,102	5,102	—	—
New Jersey	NJ	1	—	1,844	1,844	—	—
Nevada	NV	2	—	6,920	6,920	—	—
New York	NY	1	—	2,680	2,680	—	—
Oregon	OR	3	—	5,816	5,816	—	—
Pennsylvania	PA	3	—	9,919	9,919	—	—
South Carolina	SC	1	—	1,907	1,907	—	—
Tennessee	TN	2	—	3,380	3,380	—	—
Texas	TX	3	—	6,493	6,493	—	—
Utah	UT	2	—	2,874	2,874	—	—
Virginia	VA	2	—	3,837	3,837	—	—
Washington	WA	1	—	5,199	5,199	—	—
Total		49	—	114,775	114,775	—	—
Unallocated Reserve for Losses				2,341
Total		49	$—	$112,434	$114,775	$—	$—
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
(e) Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense. In lieu thereof, the average gross interest rates (exclusive of amortization of discounts and premiums) on mortgage loans held as of December 31, 2018 are shown by type and class of loan.

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
(e) Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense. In lieu thereof, the average gross interest rates (exclusive of amortization of discounts and premiums) on mortgage loans held as of December 31, 2017 are shown by type and class of loan.

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages
Year Ended December 31, 2018, 2017 and 2016
(in thousands)

The average gross interest rates on mortgage loans held as of December 31, 2018, 2017 and 2016 are summarized as follows:

	2018	2017	2016
Combined average	3.794%	3.683%	3.763%

(f)  Following is a reconciliation of the carrying amount of mortgage loans for the years ended December 31, 2018, 2017 and 2016.

	2018	2017	2016

Balance at beginning of period	$107,644	$85,150	$97,910
Additions during period:
Purchases and fundings	19,321	30,086	14,164
Deductions during period:
Collections of principal	(14,531)	(7,592)	(26,924)
Net additions (deductions)	4,790	22,494	(12,760)
Balance at end of period	$112,434	$107,644	$85,150

(g) The aggregate cost of mortgage loans for federal income tax purposes as of December 31, 2018 was $114,775.

(h) As of December 31, 2018, an unallocated reserve for loss on first mortgage loans of $2,341 is recorded.

Ameriprise Certificate Company
Schedule V — Qualified Assets on Deposit
December 31, 2018 and 2017
(in thousands)

Name of Depositary	December 31, 2018
	Investment Securities		Mortgage Loans (c)	Other (d)	Total
	Bonds and Notes (a)	Equity Securities (b)

Deposits with states or their depositories to meet requirements of statutes and agreements:
Illinois - Secretary of State of Illinois	$50	$—	$—	$—	$50
New Jersey - Commissioner of Banking and Insurance of New Jersey	52	—	—	—	52
Pennsylvania - Treasurer of the State of Pennsylvania	158	—	—	—	158
Texas - Treasurer of the State of Texas	142	—	—	—	142
Total State Deposits to meet requirements of statutes and agreements	402	—	—	—	402
Total Central Depository - Ameriprise Trust Company	8,141,886	466	112,434	48,814	8,303,600
Total Deposits	$8,142,288	$466	$112,434	$48,814	$8,304,002
NOTES:
(a)  Represents amortized cost of bonds, notes and cash equivalents.
(b)  Represents fair value of equity securities.
(c)  Represents unpaid principal balance of mortgage loans less unamortized discounts and reserve for losses.
(d)  Represents cost of syndicated loans and payables to brokers, dealers and clearing organizations.

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
(d)  Represents cost of syndicated loans and payables to brokers, dealers and clearing organizations.

Ameriprise Certificate Company
Schedule VI — Certificate Reserves
Year Ended December 31, 2018
(in thousands)

Part 1 - Summary of Changes

Description		December 31, 2018
Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
	No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Installment certificates:
Reserves to mature:
Inst I95	1,060	$—	$10,325	$(4)	$2,590	$89	$(1,657)	$(3,889)	$—	822	$—	$7,454
Inst-E	6	—	222	—	57	2	—	(92)	—	5	—	189
RP-Q-Installment	1	6	4	—	—	—	—	—	—	1	6	4
RP-Q-Flexible Payment	1	12	11	—	—	—	—	—	—	1	12	11
RP-Q-Ins	2	12	2	—	—	—	—	(2)	—	—	—	—
Inst-R	188	31,076	1,025	—	277	9	(118)	(287)	—	178	34,031	906
Inst-R-E	1	2,052	229	—	53	3	—	(35)	—	1	2,052	250
Total	1,259	33,158	11,818	(4)	2,977	103	(1,775)	(4,305)	—	1,008	36,101	8,814
Additional credits and accrued interest thereon:
Inst I95	—	—	—	89	—	—	—	—	(89)	—	—	—
Inst-E	—	—	—	2	—	—	—	—	(2)	—	—	—
Inst-R	—	—	—	9	—	—	—	—	(9)	—	—	—
Inst-R-E	—	—	—	3	—	—	—	—	(3)	—	—	—
Total	—	—	—	103	—	—	—	—	(103)	—	—	—
Res for accrued 3rd year 213 - Installment Prod only	—	—	1	(1)	—	—	—	—	—	—	—	—
Total	—	—	1	(1)	—	—	—	—	—	—	—	—
Total Installment Certificates	1,259	33,158	11,819	98	2,977	103	(1,775)	(4,305)	(103)	1,008	36,101	8,814
Single Pay - Non Qualified Certificates
Single - Payment certificates:
IC-Flexible Savings (Variable Term) - 165	80,112	2,388,722	2,449,179	—	2,173,985	43,796	(1,103)	(1,186,801)	—	107,778	3,398,323	3,479,056
IC - Stepup - 190	423	14,410	14,607	—	2,196	211	—	(3,342)	—	404	13,367	13,672
IC-Flexible Savings Emp (VT) - 166	5	57	83	—	—	1	(81)	—	—	1	1	3
Cash Reserve Variables PMT - 3mo. - 662	63,084	1,824,588	1,830,131	—	2,361,111	9,434	(1,723)	(2,345,173)	—	68,512	1,846,437	1,853,780
IC-Stock Market - 180	11,686	84,900	95,074	—	225	1,341	(6,138)	(23,642)	—	8,308	59,787	66,860
IC-MSC - 181	8,620	161,024	180,351	—	3,927	2,266	(2,591)	(39,841)	—	7,191	128,093	144,112
IC-Stock1 - 210	5,807	57,770	58,371	—	30,896	812	—	(17,974)	—	7,570	71,118	72,105
IC-Stock2 - 220	1,114	19,767	19,842	—	8,151	316	—	(5,364)	—	1,293	22,731	22,945
IC-Stock3 - 230	1,377	25,828	25,829	—	12,258	470	—	(4,144)	—	1,947	34,196	34,413
Total	172,228	4,577,066	4,673,467	—	4,592,749	58,647	(11,636)	(3,626,281)	—	203,004	5,574,053	5,686,946

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2018
(in thousands)

Part 1 - Summary of Changes

Description			December 31, 2018
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Additional credits and accrued interest thereon:
IC-Flexible Savings		—	—	1,135	46,319	—	—	—	(1,006)	(43,803)	—	—	2,645
IC-Preferred Investors		—	—	1	—	—	—	—	—	—	—	—	1
IC-Stepup -190		—	—	6	216	—	—	—	(3)	(211)	—	—	8
IC-FS-EMP		—	—	—	1	—	—	—	—	(1)	—	—	—
Cash Reserve Variable Payment-3mo.		—	—	296	11,763	—	—	—	(1,958)	(9,430)	—	—	671
IC-Stk Mkt, 2004/16/31-4000/16		—	—	16	30	—	—	(1)	(1)	(24)	—	—	20
IC-Stock1 - 210		—	—	7	25	—	—	—	(1)	(13)	—	—	18
IC-Stock2 - 220		—	—	7	13	—	—	—	—	(7)	—	—	13
IC-Stock3 - 230		—	—	20	19	—	—	—	—	(12)	—	—	27
IC-MSC		—	—	13	63	—	—	—	—	(53)	—	—	23
Total		—	—	1,501	58,449	—	—	(1)	(2,969)	(53,554)	—	—	3,426
Accrued for additional credits to be allowed at next anniversaries:
SP 75		—	—	(1)	—	—	—	—	—	—	—	—	(1)
IC-Stock		—	—	1,366	4	—	—	—	(10)	(1,318)	—	—	42
IC-Stock1 - 210		—	—	821	26	—	—	—	(9)	(799)	—	—	39
IC-Stock2 - 220		—	—	702	(161)	—	—	—	(1)	(308)	—	—	232
IC-Stock3 - 230		—	—	1,829	(360)	—	—	—	(3)	(458)	—	—	1,008
IC-Market Strategy Certificate - Part Int 2019/2102/4061		—	—	2,313	20	—	—	—	(65)	(2,214)	—	—	54
Total		—	—	7,030	(471)	—	—	—	(88)	(5,097)	—	—	1,374
Total Single Pay - Non Qualified Certificates		172,228	4,577,066	4,681,998	57,978	4,592,749	58,647	(11,637)	(3,629,338)	(58,651)	203,004	5,574,053	5,691,746
R-Series Single Pay - Qualified Certificates
R-77 - 910	3.5	3	12	22	—	—	1	—	—	—	3	12	23
R78 - 911	3.5	6	41	62	—	—	2	—	(20)	—	6	29	44
R-79 - 912	3.5	5	40	60	—	—	2	—	(1)	—	5	39	61
R-80 - 913	3.5	4	26	34	—	—	1	—	(1)	—	4	25	34
R-81 - 914	3.5	2	24	32	—	—	1	—	—	—	2	24	33
R-82A - 915	3.5	10	42	45	—	—	2	—	(1)	—	10	42	46
RP-Q - 916		38	48	144	—	—	1	—	(21)	—	33	41	124
R-II - 920	3.5	9	72	63	—	—	2	—	(8)	—	8	63	57
RP-Flexible Savings - 971		33,277	877,273	898,631	—	820,270	16,838	(212)	(310,526)	—	46,284	1,395,497	1,425,001
Cash Reserve RP-3 mo. - 972		22,404	642,849	644,576	—	706,467	2,921	(56)	(748,816)	—	25,482	602,887	605,092
RP-Flexible Savings Emp - 973		12	143	195	—	15	3	—	(4)	—	11	156	209
RP-Stock Market - 960		3,598	36,393	39,640	—	41	566	(855)	(9,708)	—	2,605	27,255	29,684
RP-Stepup - 940		343	10,751	10,886	—	2,582	178	—	(1,964)	—	351	11,447	11,682
RP-Stock1 - 941		2,259	27,458	27,726	—	14,787	381	—	(8,712)	—	3,033	33,745	34,182
RP-Stock2 - 942		668	11,246	11,269	—	5,113	204	—	(2,688)	—	772	13,765	13,898

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2018
(in thousands)

Part 1 - Summary of Changes

Description			December 31, 2018
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

RP-Stock3 - 943		947	16,811	16,811	—	7,274	263	—	(2,271)	—	1,218	21,964	22,077
Market Strategy Cert - 961		1,927	44,776	48,152	—	1,600	616	(166)	(9,262)	—	1,600	38,068	40,940
D-1 990-993		4	735	870	—	403	19	—	(17)	—	4	1,121	1,275
Total		65,516	1,668,740	1,699,218	—	1,558,552	22,001	(1,289)	(1,094,020)	—	81,431	2,146,180	2,184,462
Additional Interest on R-Series Single Payment Reserves:
R-77	3.5	—	—	2	1	—	—	—	—	(1)	—	—	2
R-78	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
R-79	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
R-80	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-81	3.5	—	—	1	1	—	—	—	—	(1)	—	—	1
R-82A	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
RP-Q		—	—	—	1	—	—	—	—	(1)	—	—	—
R-II	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
RP-Flexible Savings		—	—	406	17,673	—	—	—	(168)	(16,838)	—	—	1,073
RP-Stepup - 940		—	—	4	181	—	—	—	—	(178)	—	—	7
Cash Reserve RP-3 mo.		—	—	104	3,745	—	—	—	(720)	(2,921)	—	—	208
RP-Flexible Savings Emp		—	—	—	3	—	—	—	—	(3)	—	—	—
RP-Stock Market		—	—	8	12	—	—	—	(1)	(9)	—	—	10
RP-Stock1		—	—	4	17	—	—	—	(1)	(8)	—	—	12
RP-Stock2		—	—	4	9	—	—	—	—	(3)	—	—	10
RP-Stock3		—	—	6	7	—	—	—	—	(1)	—	—	12
Market Strategy Cert		—	—	11	31	—	—	—	—	(24)	—	—	18
D-1 - 400		7	7	—	21	—	—	—	(2)	(19)	7	7	—
Total		7	7	558	21,711	—	—	—	(892)	(20,016)	7	7	1,361
Accrued for additional credits to be allowed at next anniversaries:
RP-Stock Market		—	—	560	1	—	—	—	(1)	(557)	—	—	3
RP-Stock1 - 941		—	—	380	34	—	—	—	(3)	(373)	—	—	38
RP-Stock2 - 942		—	—	393	(72)	—	—	—	(1)	(201)	—	—	119
RP-Stock3 - 943		—	—	1,214	(200)	—	—	—	(1)	(262)	—	—	751
Market Strategy Cert		—	—	610	5	—	—	—	(8)	(592)	—	—	15
Total		—	—	3,157	(232)	—	—	—	(14)	(1,985)	—	—	926
Total R-Series Single Pay - Qualified Certificates		65,523	1,668,747	1,702,933	21,479	1,558,552	22,001	(1,289)	(1,094,926)	(22,001)	81,438	2,146,187	2,186,749
Fully Paid Up Certificates
Paid-up certificates:
I-76 - 640	3.5	—	—	—	—	—	—	—	—	—	—	—	—
Total		—	—	—	—	—	—	—	—	—	—	—	—
Additional credits and accrued interest thereon:
I-76	3.5	—	—	1	—	—	—	—	—	—	—	—	1
Total		—	—	1	—	—	—	—	—	—	—	—	1
Total Fully Paid-up Certificates		—	—	1	—	—	—	—	—	—	—	—	1

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2018
(in thousands)
Part 1 - Summary of Changes

Description			December 31, 2018
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Optional Settlement Certificates
Other series and conversions from Single Payment Certificates	2.5-3 - 3-3.5	—	—	6,934	200	—	2	(833)	(322)	—	—	—	5,981
Series R-II & RP-2-84 - 88 -Prod 921	3.5	—	—	27	1	—	—	(1)	(12)	—	—	—	15
Series R-Installent (Prod 980, 981, 982)		—	—	2	—	—	—	—	—	—	—	—	2
Add’l credits and accrued int. thereon	2.5-3	—	—	96	2	—	1	(33)	(4)	(2)	—	—	60
Accrued for additional credits to be allowed at next anniversaries		—	—	—	1	—	—	—	—	(1)	—	—	—
Total Optional Settlement		—	—	7,059	204	—	3	(867)	(338)	(3)	—	—	6,058
Due to unlocated cert holders		—	—	265	—	—	195	—	(3)	(223)	—	—	234
Total Certificate Reserves(1)		239,010	$6,278,971	$6,404,075	$79,759	$6,154,278	$80,949	$(15,568)	$(4,728,910)	$(80,981)	285,450	$7,756,341	$7,893,602
(1) Total certificate reserves does not include Stock Market Certificates embedded derivatives of $6.2 million and $9.7 million or its intrinsic interest of $(7.8) million and $(13.5) million as of December 31, 2018 and 2017, respectively. These amounts are included in Total certificate reserves on the Consolidated Balance Sheets.

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2018
(in thousands)

Part 2 - Descriptions of Additions to Reserves Charged to Other Accounts and Deductions from Reserves Credited to Other Accounts	Year Ended December 31, 2018

Additional credits on installment certificates and accrued interest thereon:
Other additions represent:
Transfers from maturities to extended maturities, additional credits/interest and advance payments	$103

Other deductions represent:
Transfers to reserves on a quarterly basis for Reserve Plus Flexible-Payment, IC-Q-Installment and R-Flexible-Payment	$103

Optional settlement certificates:
Other additions represent:
Transfers from installment certificate reserves (less surrender charges), optional settlement privileges	$2
Transfers from accruals for additional credits to be allowed at next anniversaries	1
$3
Other deductions represent:
Transfers to reserves for additional credits and accrued interest thereon	$1
Transfers to optional settlement reserves	2
$3

Single-Payment certificates:
Other additions represent:
Flexible Savings	$43,796
Single Payment NQ Products	1
Stepup	211
Flexible Savings-Emp	1
Cash Reserve-3mo	9,434
Stock Market	1,341
IC-Stock1	812
IC-Stock2	316
IC-Stock3	470
Market Strategy	2,266
RP-Q	1
Cash Reserve-RP-3mo	2,921
Flexible Savings-RP	16,838
Stepup-RP	178
Flexible Savings-RP-Emp	3
Stock Market-RP	566
RP-Stock1	381
RP-Stock2	204
RP-Stock3	263
Market Strategy-RP	615
Transfers from accruals at anniversaries maintained in a separate reserve account	30
$80,648

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2018
(in thousands)

Part 2 - Descriptions of Additions to Reserves Charged to Other Accounts and Deductions from Reserves Credited to Other Accounts	Year Ended December 31, 2018

Other deductions represent:
Transfers to optional settlement reserves:
Single-Payment	$5,774
Transfers to reserves for additional credits and accrued interest thereon	(30)
Single Payment NQ Products	(1)
Flexible Savings	43,810
Stepup	211
Flexible Savings-Emp	1
Cash Reserve-3mo	9,432
Stock Market	24
Stock1	13
Stock2	7
Stock3	12
Market Strategy Cert	54
RP-Q	1
Cash Reserve-RP-3mo	2,921
Flexible Savings-RP	16,838
Stepup-RP	178
Flexible Savings-RP-Emp	3
Stock Market-RP	566
RP-Stock1	381
RP-Stock2	204
RP-Stock3	263
Transfers to Federal tax withholding	(10)
$80,652

Due to unlocated certificate holders:
Other additions represent:
Amounts equivalent to payments due certificates holders who could not be located	$195
Other deductions represent:
Payments to certificate holders credited to cash	$223

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2018
(in thousands)

Part 3 - Information Regarding Installment Certificates

MO’s Paid	Number of Accounts w/Certificate Holders		Amount of Maturity Value		Amount of Reserves		Deduction from Reserves Cash Surrenders Prior to Maturity Surrender	Other Deductions
	2017	2018	2017	2018	2017	2018	2018	2018

1-12	109	141	$1,383	$22,621	$593	$466	$5	$—
13-24	111	83	679	1,070	479	469	5	—
25-36	85	93	2,154	322	720	453	26	—
37-48	77	79	3,040	2,141	483	615	171	—
49-60	77	68	3,159	3,015	432	456	45	—
61-72	100	67	4,878	2,377	775	465	40	—
73-84	115	82	1,457	1,938	675	690	156	—
85-96	113	92	16,366	993	769	612	119	—
97-108	283	95	12	1,606	4,803	613	41	—
109-120	184	206	—	—	2,070	3,959	673	—
121-132	—	—	—	—	—	—	447	—
133-144	1	—	—	—	1	—	—	—
145-156	—	—	—	—	—	—	—	—
157-168	—	—	—	—	—	—	—	—
169-180	—	—	—	—	—	—	—	—
181-192	—	—	—	—	—	—	—	—
193-204	—	—	—	—	—	—	—	—
205-216	—	—	—	—	—	—	—	—
217-228	—	—	—	—	—	—	—	—
229-240	—	—	—	—	—	—	—	—
241-252	—	—	—	—	—	—	—	—
253-264	—	—	—	—	—	—	—	—
265-276	—	—	—	—	—	—	—	—
277-288	—	—	—	—	—	—	—	—
289-300	—	—	—	—	—	—	—	—
301-312	—	—	—	—	—	—	—	—
313-324	—	—	—	—	—	—	—	—
325-336	2	—	12	—	2	—	—	—
337-348	—	—	—	—	—	—	2	—
349-360	—	—	—	—	—	—	—	—
361-372	—	—	—	—	—	—	—	—
373-384	1	—	12	—	11	—	—	—
385-396	—	1	—	12	—	11	—	—
397-408	—	—	—	—	—	—	—	—
409-420	1	—	6	—	5	—	—	—
421-432	—	1	—	6	—	5	—	—
TOTAL - ALL SERIES	1,259	1,008	$33,158	$36,101	$11,818	$8,814	$1,730	$—

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

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2017
(in thousands)

Part 1 - Summary of Changes

Description			December 31, 2017
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Additional credits and accrued interest thereon:
IC-Flexible Savings		—	—	721	22,724	—	—	—	(548)	(21,762)	—	—	1,135
IC-Preferred Investors		—	—	1	—	—	—	—	—	—	—	—	1
IC-Stepup -190		—	—	5	157	—	—	—	(3)	(153)	—	—	6
IC-FS-EMP		—	—	—	1	—	—	—	—	(1)	—	—	—
Cash Reserve Variable Payment-3mo.		—	—	227	7,078	—	—	—	(1,085)	(5,924)	—	—	296
IC-Stk Mkt, 2004/16/31-4000/16		—	—	19	25	—	—	—	—	(28)	—	—	16
IC-Stock1 - 210		—	—	4	12	—	—	—	—	(9)	—	—	7
IC-Stock2 - 220		—	—	3	6	—	—	—	—	(2)	—	—	7
IC-Stock3 - 230		—	—	9	11	—	—	—	—	—	—	—	20
IC-MSC		—	—	13	36	—	—	—	—	(36)	—	—	13
Total		—	—	1,002	30,050	—	—	—	(1,636)	(27,915)	—	—	1,501
Accrued for additional credits to be allowed at next anniversaries:
SP 75		—	—	(1)	—	—	—	—	—	—	—	—	(1)
IC-Stock		—	—	1,938	1,398	—	—	—	(18)	(1,952)	—	—	1,366
IC-Stock1 - 210		—	—	751	857	—	—	—	(3)	(784)	—	—	821
IC-Stock2 - 220		—	—	434	424	—	—	—	—	(156)	—	—	702
IC-Stock3 - 230		—	—	945	884	—	—	—	—	—	—	—	1,829
IC-Market Strategy Certificate - Part Int 2019/2102/4061		—	—	2,816	2,439	—	—	—	(87)	(2,855)	—	—	2,313
Total		—	—	6,883	6,002	—	—	—	(108)	(5,747)	—	—	7,030
Total Single Pay - Non Qualified Certificates		156,082	4,191,463	4,296,759	36,052	3,567,623	33,659	(7,357)	(3,211,076)	(33,662)	172,228	4,577,066	4,681,998
R-Series Single Pay - Qualified Certificates
R-77 - 910	3.5	3	12	21	—	—	1	—	—	—	3	12	22
R78 - 911	3.5	6	41	60	—	—	2	—	—	—	6	41	62
R-79 - 912	3.5	5	40	58	—	—	2	—	—	—	5	40	60
R-80 - 913	3.5	4	26	33	—	—	1	—	—	—	4	26	34
R-81 - 914	3.5	2	24	31	—	—	1	—	—	—	2	24	32
R-82A - 915	3.5	12	49	51	—	—	2	—	(8)	—	10	42	45
RP-Q - 916		39	55	163	—	—	1	—	(20)	—	38	48	144
R-II - 920	3.5	10	76	64	—	—	2	—	(3)	—	9	72	63
RP-Flexible Savings - 971		30,597	794,306	814,836	—	376,139	8,253	(222)	(300,375)	—	33,277	877,273	898,631
Cash Reserve RP-3 mo. - 972		19,090	647,314	648,752	—	699,618	2,036	(1)	(705,829)	—	22,404	642,849	644,576
RP-Flexible Savings Emp - 973		15	173	228	—	—	2	(17)	(18)	—	12	143	195
RP-Stock Market - 960		4,453	46,361	49,936	—	96	811	(372)	(10,831)	—	3,598	36,393	39,640
RP-Stepup - 940		215	6,295	6,354	—	5,339	96	—	(903)	—	343	10,751	10,886
RP-Stock1 - 941		1,626	22,787	22,843	—	11,923	366	—	(7,406)	—	2,259	27,458	27,726
RP-Stock2 - 942		443	8,022	8,022	—	5,007	82	—	(1,842)	—	668	11,246	11,269

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

Ameriprise Certificate Company
Schedule VI — Certificate Reserves
Year Ended December 31, 2016
(in thousands)

Part 1 - Summary of Changes

Description			December 31, 2016
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves

Installment certificates:
Reserves to mature:
IC-I-EMP		1	$6	$13	$—	$—	$—	$(13)	$—	$—	—	$—	$—
Inst I95		1,529	—	13,515	—	3,747	66	(1,118)	(4,306)	—	1,290	—	11,904
Inst-E		10	—	137	—	39	1	—	(35)	—	11	—	142
RP-Q-Installment		1	6	4	—	—	—	—	—	—	1	6	4
RP-Q-Flexible Payment		1	12	11	—	—	—	—	—	—	1	12	11
RP-Q-Ins		2	12	2	—	—	—	—	—	—	2	12	2
Inst-R		232	41,317	1,395	—	215	7	(43)	(342)	—	203	35,358	1,232
Inst-R-E		2	2,058	122	—	53	1	—	(2)	—	1	2,052	174
Total		1,778	43,411	15,199	—	4,054	75	(1,174)	(4,685)	—	1,509	37,440	13,469
Additional credits and accrued interest thereon:
Inst I95		—	—	—	66	—	—	—	—	(66)	—	—	—
Inst-E		—	—	—	1	—	—	—	—	(1)	—	—	—
Inst-R		—	—	—	7	—	—	—	—	(7)	—	—	—
Inst-R-E		—	—	—	1	—	—	—	—	(1)	—	—	—
Total		—	—	—	75	—	—	—	—	(75)	—	—	—
Res for accrued 3rd year 2113 - Install-ment Prod only.		—	—	5	—	(2)	—	—	—	—	—	—	3
Total		—	—	5	—	(2)	—	—	—	—	—	—	3
Total Installment Certificates		1,778	43,411	15,204	75	4,052	75	(1,174)	(4,685)	(75)	1,509	37,440	13,472
Single Pay - Non Qualified Certificates
Single-Payment certificates:
IC-2-84 0 115, 116, 117, 118, 119	3.5	1	2	2	—	—	—	—	(2)	—	—	—	—
IC-2-85 -120,121, 122, 123, 124, 125, 126, 127, 128, 129, 130	3.5	1	14	14	—	—	—	—	(14)	—	—	—	—
IC-Flexible Savings (Variable Term) - 165		64,224	1,551,554	1,607,607	—	1,088,398	17,077	(2,809)	(660,445)	—	71,492	1,991,401	2,049,828
IC-Stepup - 190		145	4,412	4,423	—	6,576	87	—	(44)	—	315	10,947	11,042
IC-Flexible Savings Emp (VT) - 166		24	348	404	—	—	2	(52)	(258)	—	8	66	96
Cash Reserve Variable PMT-3mo. - 662		45,755	1,600,119	1,605,541	—	1,914,124	4,877	(1,650)	(1,699,178)	—	54,990	1,817,728	1,823,714
IC-Stock Market - 180		17,348	142,750	157,395	—	612	931	(2,773)	(33,363)	—	14,130	110,851	122,802
IC-MSC - 181		10,741	203,532	226,367	—	6,871	1,391	—	(32,318)	—	9,601	181,526	202,311
IC-Stock1 - 210		1,366	19,660	19,660	—	38,080	210	—	(8,145)	—	4,006	49,670	49,805
IC-Stock2 - 220		263	4,715	4,715	—	8,869	—	—	(307)	—	721	13,276	13,277
IC-Stock3 - 230		285	6,943	6,943	—	9,324	—	—	(268)	—	819	15,998	15,999
Total		140,153	3,534,049	3,633,071	—	3,072,854	24,575	(7,284)	(2,434,342)	—	156,082	4,191,463	4,288,874
Additional credits and accrued interest thereon:
IC-2-84		—	—	1	—	—	—	—	(1)	—	—	—	—
IC-Flexible Savings		—	—	571	17,748	—	—	—	(514)	(17,084)	—	—	721
IC-Preferred Investors		—	—	1	—	—	—	—	—	—	—	—	1

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

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2016
(in thousands)

Part 1 - Summary of Changes

Description	December 31, 2016
	Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves

Additional Interest on R-Series Single Payment Reserves:
R-77	3.5	—	—	2	1	—	—	—	—	(1)	—	—	2
R-78	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
R-79	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
R-80	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-81	3.5	—	—	1	1	—	—	—	—	(1)	—	—	1
R-82A	3.5	—	—	2	2	—	—	—	—	(2)	—	—	2
RP-Q		—	—	—	1	—	—	—	—	(1)	—	—	—
R-II		—	—	2	2	—	—	—	—	(2)	—	—	2
RP-Flexible Savings	3.5	—	—	211	7,209	—	—	—	(92)	(7,041)	—	—	287
RP-Stepup - 940		—	—	1	56	—	—	—	—	(55)	—	—	2
Cash Reserve RP-3 mo.		—	—	53	1,781	—	—	—	(266)	(1,488)	—	—	80
RP-Flexible Savings Emp		—	—	—	3	—	—	—	—	(3)	—	—	—
RP-Stock Market		—	—	8	11	—	—	—	—	(11)	—	—	8
RP-Stock1		—	—	—	3	—	—	—	—	(1)	—	—	2
RP-Stock2		—	—	—	1	—	—	—	—	—	—	—	1
RP-Stock3		—	—	—	2	—	—	—	—	—	—	—	2
Market Strategy Cert		—	—	9	18	—	—	—	—	(17)	—	—	10
D-1 - 400		8	7	—	6	—	—	—	(1)	(5)	8	7	—
Total		8	7	293	9,102	—	—	—	(359)	(8,633)	8	7	403
Accrued for additional credits to be allowed at next anniversaries
RP-Stock Market		—	—	181	971	—	—	—	—	(377)	—	—	775
RP-Stock1 - 941		—	—	31	415	—	—	—	(1)	(100)	—	—	345
RP-Stock2 - 942		—	—	37	220	—	—	—	—	—	—	—	257
RP-Stock3 - 943		—	—	71	580	—	—	—	—	—	—	—	651
Market Strategy Cert		—	—	165	971	—	—	—	(8)	(380)	—	—	748
Total		—	—	485	3,157	—	—	—	(9)	(857)	—	—	2,776
Total R-Series Single Pay - Qualified Certificates		48,616	1,144,449	1,174,604	12,259	1,137,804	9,489	(731)	(703,608)	(9,490)	59,234	1,587,479	1,620,327
Fully Paid Up Certificates
Paid-up certificates:
I-76 - 640	3.5	—	—	2	—	—	—	—	(1)	—	—	—	1
Total		—	—	2	—	—	—	—	(1)	—	—	—	1
Additional credits and accrued interest thereon:
I-76	3.5	4	2	1	—	—	—	—	—	—	2	1	1
Total		4	2	1	—	—	—	—	—	—	2	1	1
Total Fully Paid-up Certificates		4	2	3	—	—	—	—	(1)	—	2	1	2

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

Ameriprise Certificate Company
Schedule VII — Valuation and Qualifying Accounts
Years Ended December 31, 2018, 2017 and 2016
(in thousands)

Reserves deducted from assets to which they apply	Year Ended December 31, 2018
	Balance at beginning of period	Change in reserves/ writedowns from 2017 to 2018	Balance at end of period
Allowance for losses:
Conventional first mortgage loans and other loans	$3,283	$(163)	$3,120

Reserves deducted from assets to which they apply	Year Ended December 31, 2017
	Balance at beginning of period	Change in reserves/ writedowns from 2016 to 2017	Balance at end of period
Allowance for losses:
Conventional first mortgage loans and other loans	$3,283	$—	$3,283

Reserves deducted from assets to which they apply	Year Ended December 31, 2016
	Balance at beginning of period	Change in reserves/ writedowns from 2015 to 2016	Balance at end of period
Allowance for losses:
Conventional first mortgage loans and other loans	$3,964	$(681)	$3,283