Form 10-Q
period 2019-03-31
AMERIPRISE CERTIFICATE CO
filed 2019-05-01
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
Former name, former address and former fiscal year, if changed since last report:  Not Applicable
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Smaller reporting company ☐
Non-Accelerated Filer ☒	Emerging growth company ☐
Accelerated Filer ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2019
Common Shares (par value $10 per share)	150,000 shares
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY

FORM 10-Q

AMERIPRISE CERTIFICATE COMPANY

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Investment income	$61,710	$40,637
Investment expenses	12,207	9,891
Net investment income before provision for certificate reserves and income taxes	49,503	30,746
Net provision for certificate reserves	34,058	14,962
Net investment income before income taxes	15,445	15,784
Income tax expense	3,808	3,833
Net investment income, after-tax	11,637	11,951

Net realized gain (loss) on investments before income taxes	(79)	821
Income tax expense (benefit)	(17)	172
Net realized gain (loss) on investments, after-tax	(62)	649
Net income	$11,575	$12,600

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$—
Portion of loss recognized in other comprehensive income (loss) (before taxes)	—	—
Net impairment losses recognized in net realized gain (loss) on investments	$—	$—
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net income	$11,575	$12,600
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period	22,471	(20,684)
Reclassification of net (gains) losses on securities included in net income	26	(537)
Total other comprehensive income (loss), net of tax	22,497	(21,221)
Total comprehensive income (loss)	$34,072	$(8,621)
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2019	December 31, 2018
	(in thousands, except share data)
Assets
Qualified Assets
Cash and cash equivalents	$401,253	$405,279
Investments in unaffiliated issuers	8,202,178	7,995,637
Receivables	31,496	26,082
Derivative assets	34,096	13,179
Total qualified assets	8,669,023	8,440,177
Deferred taxes, net	1,239	2,302
Taxes receivable from parent	—	1,731
Total assets	$8,670,262	$8,444,210

Liabilities and Shareholder’s Equity
Liabilities
Certificate reserves	$8,139,414	$7,891,964
Taxes payable to parent	9,950	1,944
Derivative liabilities	22,965	8,209
Payables to brokers, dealers and clearing organizations	2,241	98,930
Due to related party and other liabilities	48,365	34,301
Total liabilities	8,222,935	8,035,348

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	289,517	285,017
Total retained earnings	167,644	156,176
Accumulated other comprehensive income (loss), net of tax	(11,334)	(33,831)
Total shareholder’s equity	447,327	408,862
Total liabilities and shareholder’s equity	$8,670,262	$8,444,210
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
				Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Unappropriated
	(in thousands, except share data)
Balance at January 1, 2018	150,000	$1,500	$252,517	$23	$15	$110,908	$(5,627)	$359,336
Cumulative effect of change in accounting policy	—	—	—	—	—	(2)	2	—
Comprehensive income (loss):
Net income	—	—	—	—	—	12,600	—	12,600
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(21,221)	(21,221)
Total comprehensive income (loss)								(8,621)
Transfer to appropriated from unappropriated	—	—	—	457	—	(457)	—	—
Balance at March 31, 2018	150,000	$1,500	$252,517	$480	$15	$123,049	$(26,846)	$350,715

Balance at January 1, 2019	150,000	$1,500	$285,017	$910	$15	$155,251	$(33,831)	$408,862
Cumulative effect of change in accounting policy	—	—	—	—	—	(107)	—	(107)
Comprehensive income (loss):
Net income	—	—	—	—	—	11,575	—	11,575
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	22,497	22,497
Total comprehensive income (loss)								34,072
Transfer to unappropriated from appropriated	—	—	—	(110)	—	110	—	—
Receipt of capital from parent	—	—	4,500	—	—	—	—	4,500
Balance at March 31, 2019	150,000	$1,500	$289,517	$800	$15	$166,829	$(11,334)	$447,327
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash Flows from Operating Activities
Net income	$11,575	$12,600
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, accretion of discounts, net	(8,495)	456
Deferred income tax expense (benefit)	(292)	68
Net realized (gain) loss on Available-for-Sale securities	33	(680)
Other net realized (gain) loss	46	(141)
Changes in operating assets and liabilities:
Dividends and interest receivable	8,909	(769)
Certificate reserves, net	6,948	(467)
Deferred taxes, net	(5,981)	5,642
Taxes payable to/receivable from parent, net	9,765	(3,846)
Derivatives, net of collateral	119	676
Other liabilities	7,683	1,469
Other receivables	(1)	(98)
Payables to brokers, dealers and clearing organizations	(21,451)	—
Other, net	(988)	38
Net cash provided by (used in) operating activities	7,870	14,948

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	9,689	344,898
Maturities, redemptions and calls	1,263,616	448,549
Purchases	(1,526,302)	(878,419)
Syndicated loans and commercial mortgage loans:
Sales, maturities and repayments	11,908	6,654
Purchases and fundings	(15,804)	(7,614)
Certificate loans, net	(5)	78
Net cash provided by (used in) investing activities	(256,898)	(85,854)

Cash Flows from Financing Activities
Payments from certificate holders and other additions	1,617,949	1,335,545
Certificate maturities and cash surrenders	(1,377,447)	(1,192,097)
Capital contribution from parent	4,500	—
Net cash provided by (used in) financing activities	245,002	143,448

Net increase (decrease) in cash and cash equivalents	(4,026)	72,542
Cash and cash equivalents at beginning of period	405,279	68,471
Cash and cash equivalents at end of period	$401,253	$141,013

Supplemental disclosures including non-cash transactions:
Cash paid (received) for income taxes	$180	$2,231
Cash paid for interest	32,744	15,238
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.  Basis of Presentation
Ameriprise Certificate Company (“ACC”) is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial” or the “Parent”). ACC is registered as an investment company under the Investment Company Act of 1940. The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). ACC uses the consolidation method of accounting for its wholly owned subsidiary, Investors Syndicate Development Corp. The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods have been made. All adjustments made were of a normal recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Annual Report on Form 10-K of ACC for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2019 (“2018 10-K”).
ACC evaluated events or transactions that occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. No subsequent events or transactions were identified.
2.  Recent Accounting Pronouncements
Adoption of New Accounting Standards
Income Statement – Reporting Comprehensive Income – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the Financial Accounting Standards Board (“FASB”) updated the accounting standards related to the presentation of tax effects stranded in accumulated other comprehensive income (“AOCI”). The update allows a reclassification from AOCI to retained earnings for tax effects stranded in AOCI resulting from the legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The election of the update was optional. The update was effective for fiscal years beginning after December 15, 2018. Entities could record the impacts either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. ACC adopted the standard on January 1, 2019 and elected not to reclassify the stranded tax effects in AOCI.
Derivatives and Hedging – Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB updated the accounting standards to amend the hedge accounting recognition and presentation requirements. The objectives of the update are to better align the financial reporting of hedging relationships to the economic results of an entity’s risk management activities and simplify the application of the hedge accounting guidance. The update also adds new disclosures and amends existing disclosure requirements. The standard was effective for interim and annual periods beginning after December 15, 2018, and was required to be applied on a modified retrospective basis. ACC adopted the standard on January 1, 2019. The adoption did not have a material impact on ACC’s consolidated results of operations and financial condition.
Receivables – Nonrefundable Fees and Other Costs – Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB updated the accounting standards to shorten the amortization period for certain purchased callable debt securities held at a premium. Under previous guidance, premiums were generally amortized over the contractual life of the security. The amendments require the premium to be amortized to the earliest call date. The update applies to securities with explicit, non-contingent call features that are callable at fixed prices and on preset dates. The standard was effective for interim and annual periods beginning after December 15, 2018, and was required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. ACC adopted the standard on January 1, 2019. The adoption did not have a material impact on ACC’s consolidated results of operations or financial condition.
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
3.  Investments
Investments in unaffiliated issuers were as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Available-for-Sale securities:
Fixed maturities, at fair value (amortized cost: 2019, $7,956,627; 2018, $7,781,708)	$7,939,508	$7,734,750
Commercial mortgage loans and syndicated loans, at cost (less allowance for loan losses: 2019, $3,022; 2018, $3,120; fair value: 2019, $260,887; 2018, $253,219)	261,951	260,178
Equity securities, at fair value (cost: 2019, $299; 2018, $299)	471	466
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	248	243
Total	$8,202,178	$7,995,637
Available-for-Sale securities distributed by type were as follows:

Description of Securities	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$3,206,077	$11,168	$(19,845)	$3,197,400	$—
Corporate debt securities	1,002,759	3,038	(3,285)	1,002,512	3
Commercial mortgage backed securities	1,326,039	1,081	(9,288)	1,317,832	—
Asset backed securities	654,570	3,038	(3,372)	654,236	—
State and municipal obligations	58,668	144	(309)	58,503	—
U.S. government and agency obligations	1,708,514	511	—	1,709,025	—
Total	$7,956,627	$18,980	$(36,099)	$7,939,508	$3

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Description of Securities	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$3,073,657	$7,639	$(27,593)	$3,053,703	$—
Corporate debt securities	1,027,462	488	(9,133)	1,018,817	3
Commercial mortgage backed securities	1,211,468	276	(13,764)	1,197,980	—
Asset backed securities	667,332	2,867	(7,468)	662,731	—
State and municipal obligations	62,032	60	(502)	61,590	—
U.S. government and agency obligations	1,739,757	250	(78)	1,739,929	—
Total	$7,781,708	$11,580	$(58,538)	$7,734,750	$3
(1) Represents the amount of other-than-temporary impairment (“OTTI”) losses in AOCI. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.
As of both March 31, 2019 and December 31, 2018, investment securities with a fair value of $42 thousand were pledged to meet contractual obligations under derivative contracts.
As of both March 31, 2019 and December 31, 2018, fixed maturity securities comprised approximately 92% of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. As of March 31, 2019 and December 31, 2018, approximately $26.2 million and $36.1 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC, using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	March 31, 2019			December 31, 2018
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$6,506,558	$6,487,577	82%	$6,247,699	$6,209,709	80%
AA	210,384	210,778	3	221,126	220,466	3
A	456,533	455,518	6	497,428	493,964	6
BBB	753,197	755,874	9	782,284	777,928	10
Below investment grade	29,955	29,761	—	33,171	32,683	1
Total fixed maturities	$7,956,627	$7,939,508	100%	$7,781,708	$7,734,750	100%
As of both March 31, 2019 and December 31, 2018, approximately 34% of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	March 31, 2019
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	60	$836,101	$(4,161)	136	$1,234,330	$(15,684)	196	$2,070,431	$(19,845)
Corporate debt securities	3	47,338	(138)	47	571	(3,147)	50	47,909	(3,285)
Commercial mortgage backed securities	31	881,737	(2,995)	25	243,057	(6,293)	56	1,124,794	(9,288)
Asset backed securities	15	250,580	(1,698)	24	302,852	(1,674)	39	553,432	(3,372)
State and municipal obligations	—	—	—	12	32,075	(309)	12	32,075	(309)
Total	109	$2,015,756	$(8,992)	244	$1,812,885	$(27,107)	353	$3,828,641	$(36,099)

Description of Securities	December 31, 2018
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	97	$1,125,780	$(8,273)	113	$1,012,582	$(19,320)	210	$2,138,362	$(27,593)
Corporate debt securities	35	376,774	(3,027)	43	492,955	(6,106)	78	869,729	(9,133)
Commercial mortgage backed securities	39	892,856	(5,245)	24	240,762	(8,519)	63	1,133,618	(13,764)
Asset backed securities	23	296,298	(3,815)	23	272,466	(3,653)	46	568,764	(7,468)
State and municipal obligations	7	28,640	(103)	9	18,482	(399)	16	47,122	(502)
U.S. government and agency obligations	10	721,934	(78)	—	—	—	10	721,934	(78)
Total	211	$3,442,282	$(20,541)	212	$2,037,247	$(37,997)	423	$5,479,529	$(58,538)
As part of ACC’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is primarily attributable to lower interest rates as well as tighter credit spreads.
There were no amounts recognized in the Consolidated Statements of Operations for OTTI related to credit losses on Available-for-Sale securities for which a portion of the securities’ total OTTI was recognized in OCI during both the three months ended March 31, 2019 and 2018.
The change in net unrealized securities gains (losses) in other comprehensive income (loss) includes two components, net of tax: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period and (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities and due to the reclassification of noncredit OTTI losses to credit losses.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in AOCI:

	Net Unrealized Gains (Losses) on Securities	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Gains (Losses) on Securities
	(in thousands)
Balance at January 1, 2018	$(9,579)	$3,952	$(5,627)
Cumulative effect of change in accounting policy	3	(1)	2
Net unrealized gains (losses) on securities arising during the period (1)	(27,178)	6,494	(20,684)
Reclassification of net (gains) losses on securities included in net income	(680)	143	(537)
Balance at March 31, 2018	$(37,434)	$10,588	$(26,846)	(2)

Balance at January 1, 2019	$(46,958)	$13,127	$(33,831)
Net unrealized gains (losses) on securities arising during the period (1)	29,806	(7,335)	22,471
Reclassification of net (gains) losses on securities included in net income	33	(7)	26
Balance at March 31, 2019	$(17,119)	$5,785	$(11,334)	(2)
(1) Net unrealized gains (losses) on securities arising during the period include OTTI losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Includes $2 thousand of noncredit related impairments on securities and net unrealized gains (losses) on previously impaired securities as of both March 31, 2019 and 2018.
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Gross realized gains	$—	$900
Gross realized losses	(33)	(220)
Total	$(33)	$680
Available-for-Sale securities by contractual maturity as of March 31, 2019 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$2,255,624	$2,254,610
Due after one year through five years	514,108	515,182
Due after five years through 10 years	209	248
Due after 10 years	—	—
	2,769,941	2,770,040
Residential mortgage backed securities	3,206,077	3,197,400
Commercial mortgage backed securities	1,326,039	1,317,832
Asset backed securities	654,570	654,236
Total	$7,956,627	$7,939,508
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
Allowance for Loan Losses
The following table presents a rollforward of the allowance for loan losses for commercial mortgage loans and syndicated loans for the three months ended and the ending balance of the allowance for loan losses by impairment method:

	March 31,
	2019	2018
	(in thousands)
Beginning balance	$3,120	$3,283
Charge-offs	(98)	—
Ending balance	$3,022	$3,283

Individually evaluated for impairment	$—	$—
Collectively evaluated for impairment	3,022	3,283
The recorded investment in commercial mortgage loans and syndicated loans by impairment method was as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Individually evaluated for impairment	$2,813	$3,783
Collectively evaluated for impairment	262,160	259,515
Total	$264,973	$263,298
As of March 31, 2019 and December 31, 2018, ACC’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $2.8 million and $3.8 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to ACC’s total loan balance.
During the three months ended March 31, 2019 and 2018, ACC purchased $8.4 million and $8.2 million, respectively, of syndicated loans. During the three months ended March 31, 2019 and 2018, ACC sold $3.9 million and $367 thousand, respectively, of syndicated loans.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were nil as of both March 31, 2019 and December 31, 2018. All loans were considered to be performing.
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were nil as of both March 31, 2019 and December 31, 2018. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, ACC reviews the concentrations of credit risk by region and property type.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(in thousands)
East North Central	$6,794	$5,642	6%	5%
East South Central	4,740	6,253	4	5
Middle Atlantic	14,288	14,443	12	13
Mountain	9,637	9,794	8	9
New England	7,343	7,392	6	6
Pacific	41,465	37,147	35	32
South Atlantic	21,115	21,479	18	19
West North Central	5,983	6,132	5	5
West South Central	6,348	6,493	6	6
	117,713	114,775	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$115,372	$112,434
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(in thousands)
Apartments	$26,402	$26,795	22%	23%
Industrial	26,643	27,162	23	24
Mixed use	12,523	7,646	11	7
Office	17,201	16,087	15	14
Retail	32,869	34,814	28	30
Hotel	564	607	—	1
Other	1,511	1,664	1	1
	117,713	114,775	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$115,372	$112,434
Syndicated Loans
The recorded investment in syndicated loans as of March 31, 2019 and December 31, 2018 was $147.3 million and $148.5 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication.
Troubled Debt Restructurings
There were no loans restructured by ACC during both the three months ended March 31, 2019 and 2018. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.
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
Valuation Hierarchy
ACC categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by ACC’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$382,971	$—	$382,971
Available-for-Sale securities:
Residential mortgage backed securities	—	3,178,009	19,391	3,197,400
Corporate debt securities	—	970,457	32,055	1,002,512
Commercial mortgage backed securities	—	1,317,832	—	1,317,832
Asset backed securities	—	654,236	—	654,236
State and municipal obligations	—	58,503	—	58,503
U.S. government and agency obligations	1,709,025	—	—	1,709,025
Total Available-for-Sale securities	1,709,025	6,179,037	51,446	7,939,508
Equity securities	—	471	—	471
Equity derivative contracts	5	34,091	—	34,096
Total assets at fair value	$1,709,030	$6,596,570	$51,446	$8,357,046

Liabilities
Stock market certificate embedded derivatives	$—	$12,968	$—	$12,968
Equity derivative contracts	—	22,965	—	22,965
Total liabilities at fair value	$—	$35,933	$—	$35,933

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$360,580	$—	$360,580
Available-for-Sale securities:
Residential mortgage backed securities	—	2,991,115	62,588	3,053,703
Corporate debt securities	—	976,975	41,842	1,018,817
Commercial mortgage backed securities	—	1,178,193	19,787	1,197,980
Asset backed securities	—	662,731	—	662,731
State and municipal obligations	—	61,590	—	61,590
U.S. government and agency obligations	1,739,929	—	—	1,739,929
Total Available-for-Sale securities	1,739,929	5,870,604	124,217	7,734,750
Equity securities	—	466	—	466
Equity derivative contracts	6	13,173	—	13,179
Total assets at fair value	$1,739,935	$6,244,823	$124,217	$8,108,975

Liabilities
Stock market certificate embedded derivatives	$—	$6,145	$—	$6,145
Equity derivative contracts	—	8,209	—	8,209
Total liabilities at fair value	$—	$14,354	$—	$14,354

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Total
	(in thousands)
Balance, January 1, 2019	$62,588	$41,842	$19,787	$124,217
Total gains (losses) included in:
Net income	22	(15)	—	7	(1)
Other comprehensive income (loss)	7	228	—	235
Settlements	(3,227)	(10,000)	—	(13,227)
Transfers out of Level 3	(39,999)	—	(19,787)	(59,786)
Balance, March 31, 2019	$19,391	$32,055	$—	$51,446
Changes in unrealized gains (losses) relating to assets held at March 31, 2019	$22	$(15)	$—	$7	(1)

	Available-for-Sale Securities				Equity Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Total
	(in thousands)
Balance, January 1, 2018	$68,710	$67,341	$136,051		$28
Total gains (losses) included in:
Net income	(5)	(100)	(105)	(1)	—
Other comprehensive income (loss)	(561)	(216)	(777)		—
Settlements	(6,092)	—	(6,092)		—
Transfers out of Level 3	—	—	—		(28)
Balance, March 31, 2018	$62,052	$67,025	$129,077		$—
Changes in unrealized gains (losses) relating to assets held at March 31, 2018	$(5)	$(100)	$(105)	(1)	$—
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets:

	March 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$32,052	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0% - 1.3%	1.1%

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$41,839	Discounted cash flow	Yield/spread to U.S. Treasuries	1.2% - 1.6%	1.3%
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
Level 1 securities include U.S. Treasuries.
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
Level 3 securities include certain non-agency residential mortgage backed securities, corporate bonds, commercial mortgage backed securities and equity securities. The fair value of these Level 3 securities is typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to ACC. ACC’s privately placed corporate bonds are typically based on a single non-binding broker quote.
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
Derivatives
The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both March 31, 2019 and December 31, 2018. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value. All other financial instruments that are reported at fair value have been included above in the tables with balances of assets and liabilities measured at fair value on a recurring basis.

	March 31, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$146,579	$—	$133,724	$10,706	$144,430
Commercial mortgage loans	115,372	—	—	116,457	116,457
Certificate loans	248	—	248	—	248
Financial Liabilities
Certificate reserves	$8,126,446	$—	$—	$8,099,262	$8,099,262

	December 31, 2018
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$147,744	$—	$130,007	$11,444	$141,451
Commercial mortgage loans	112,434	—	—	111,768	111,768
Certificate loans	243	—	243	—	243
Financial Liabilities
Certificate reserves	$7,885,819	$—	$—	$7,844,724	$7,844,724
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	March 31, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$34,091	$—	$34,091	$(22,965)	$(10,833)	$293
Exchange-traded	5	—	5	—	—	5
Total	$34,096	$—	$34,096	$(22,965)	$(10,833)	$298

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$13,173	$—	$13,173	$(8,209)	$(4,553)	$411
Exchange-traded	6	—	6	—	—	6
Total	$13,179	$—	$13,179	$(8,209)	$(4,553)	$417
 (1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	March 31, 2019
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$22,965	$—	$22,965	$(22,965)	$—	$—
Total	$22,965	$—	$22,965	$(22,965)	$—	$—

	December 31, 2018
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$8,209	$—	$8,209	$(8,209)	$—	$—
Total	$8,209	$—	$8,209	$(8,209)	$—	$—
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

ACC uses derivatives as economic hedges of equity risk related to Stock Market Certificates (“SMC”). ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	March 31, 2019			December 31, 2018
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Equity contracts(1)	$817,359	$34,096	$22,965	$828,182	$13,179	$8,209
Embedded derivatives
Stock market certificates(2)	N/A	—	12,968	N/A	—	6,145
Total derivatives	$817,359	$34,096	$35,933	$828,182	$13,179	$14,354
N/A Not applicable

(1)	The gross fair value of equity contracts is included in Derivative assets and Derivative liabilities on the Consolidated Balance Sheets.

(2)	The gross fair value of SMC embedded derivatives is included in Certificate reserves on the Consolidated Balance Sheets.
See Note 5 for additional information regarding ACC’s fair value measurement of derivative instruments.
The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended March 31,
		2019	2018
		(in thousands)
Equity contracts
Stock market certificates	Net provision for certificate reserves	$5,447	$(420)
Stock market certificates embedded derivatives	Net provision for certificate reserves	(5,542)	645
Total		$(95)	$225
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
Ameriprise Step-Up Rate Certificates (“SRC”) offer the ability to step up to a higher crediting rate based upon the then-current rate for a new SRC with the same term. ACC does not currently hedge the interest rate risk related to the SRC product. The SRC product contains an embedded derivative, which was not material as of both March 31, 2019 and December 31, 2018.
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
9.  Shareholder’s Equity
The following table provides information related to amounts reclassified from AOCI:

Accumulated Other Comprehensive Income (Loss) Reclassification	Location of (Gain) Loss Recognized in Income	Three Months Ended March 31,
		2019	2018
		(in thousands)
Unrealized net (gains) losses on Available-for-Sale securities	Net realized gain (loss) on investments	$33	$(680)
Tax expense (benefit)	Income tax expense (benefit)	(7)	143
Net of tax		$26	$(537)
ACC received cash contributions of $4.5 million and nil from Ameriprise Financial during the three months ended March 31, 2019 and 2018, respectively. ACC received these contributions to maintain compliance with capital requirements due to growth of the business, and these contributions were outside of the Capital Support Agreement between Ameriprise Financial and ACC. See additional discussion on the Capital Support Agreement in ACC’s 2018 10-K.
ACC did not pay any dividends to Ameriprise Financial during the three months ended March 31, 2019 and 2018.
10.  Income Taxes
ACC’s effective tax rate was 24.7% and 24.1% for the three months ended March 31, 2019 and 2018, respectively. The effective tax rate for the three months ended March 31, 2019 is higher than the statutory rate primarily as a result of state income taxes, net of federal benefit.
ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of both March 31, 2019 and December 31, 2018.
As of March 31, 2019 and December 31, 2018, ACC had $4.0 million and $3.8 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $3.1 million and $3.0 million, net of federal tax benefits, of the unrecognized tax benefits as of March 31, 2019 and December 31, 2018, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. ACC estimates that the total amount of gross unrecognized tax benefits may decrease by $77 thousand in the next 12 months primarily due to state exams.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized net increases of $42 thousand and $20 thousand in interest and penalties for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, ACC had a payable of $266 thousand and $224 thousand, respectively, related to accrued interest and penalties.
ACC files income tax returns as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial in the U.S. federal jurisdiction and various states jurisdictions. In the first quarter of 2019, Ameriprise Financial reached an agreement with the Internal Revenue Service (“IRS”) to finalize the 2014 and 2015 IRS audits. Accordingly, Ameriprise Financial’s IRS audits are effectively settled through 2015. The IRS is currently auditing Ameriprise Financial’s U.S. income tax returns for 2016 and 2017. Ameriprise Financial’s or its subsidiaries’, including ACC’s, state income tax returns are currently under examination by various jurisdictions for years ranging from 2009 through 2017.

AMERIPRISE CERTIFICATE COMPANY

ITEM 2.  MANAGEMENT’S NARRATIVE ANALYSIS
The following information should be read in conjunction with Ameriprise Certificate Company’s (“ACC’s”) Consolidated Financial Statements and Notes presented in Part I, Item 1. This discussion may contain forward-looking statements that reflect ACC’s plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed under “Forward-Looking Statements.” ACC believes it is useful to read its management’s narrative analysis in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2019 (“2018 10-K”), as well as its current reports on Form 8-K and other publicly available information.
ACC is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial”). ACC is registered as an investment company under the Investment Company Act of 1940 and is in the business of issuing face-amount investment certificates. Face-amount investment certificates issued by ACC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by ACC, at its discretion. The certificates issued by ACC are not insured by any government agency. ACC’s certificates are sold primarily by Ameriprise Financial Services, Inc. (“AFSI”), an affiliate of ACC. AFSI is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico. ACC’s investment portfolio is managed by Columbia Management Investment Advisers, LLC (“CMIA”), a wholly owned subsidiary of Ameriprise Financial.
In 2018, Ameriprise Financial made the strategic decision to seek to expand the banking products and services it can provide directly to its clients, and commenced the ongoing process to convert Ameriprise National Trust Bank into a federal savings bank with the capabilities to offer FDIC insured deposits and a range of lending products. While there are a number of operational and customary regulatory processes to complete, Ameriprise Financial now has regulatory approval and expects to launch and roll out its first suite of products in the second quarter of 2019. Ameriprise Financial expects the conversion into a federal savings bank to occur in May, at which time ACC (as a subsidiary of Ameriprise Financial) will (absent exclusion or exemption) be required to comply with investment limitations on its portfolio and other limitations under applicable banking laws, including what is commonly referred to as the Volcker Rule.
Management’s narrative analysis of the results of operations is presented in lieu of management’s discussion and analysis of financial condition and results of operations, pursuant to General Instructions H(2)(a) of Form 10-Q.
Significant Accounting Policies
ACC’s significant accounting policies are discussed in detail in “Management’s Narrative Analysis — Recent Accounting Pronouncements and Significant Accounting Policies” in ACC’s 2018 10-K.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements and their expected impact on ACC’s future results of operations or financial condition, see Note 2 to the Consolidated Financial Statements.
Results of Operations for the Three Months Ended March 31, 2019 and 2018
ACC’s net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income trends occur largely due to changes in returns on ACC’s investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles (“GAAP”).
Net income decreased $1.0 million, or 8%, to $11.6 million for the three months ended March 31, 2019 compared to $12.6 million for the prior year period primarily due to higher net provision for certificate reserves and investment expenses and net realized losses on investments in the current year period compared to net realized gains on investments in the prior year period, partially offset by higher investment income.
Investment income increased $21.1 million, or 52%, to $61.7 million for the three months ended March 31, 2019 compared to $40.6 million for the prior year period reflecting higher average investment balances from certificate net inflows and an increase in the average invested asset yield.
Investment expenses increased $2.3 million, or 23%, to $12.2 million for the three months ended March 31, 2019 compared to $9.9 million for the prior year period primarily due to volume-driven increases in distribution, investment advisory and transfer agent fees.
Net provision for certificate reserves increased $19.1 million to $34.1 million for the three months ended March 31, 2019 compared to $15.0 million for the prior year period primarily due to higher average client crediting rates as well as higher average certificate balances from certificate net inflows.

AMERIPRISE CERTIFICATE COMPANY

Net realized loss on investments before income taxes was $0.1 million for the three months ended March 31, 2019 compared to net realized gain on investments before income taxes of $0.8 million for the prior year period. Net realized gain on investments for the three months ended March 31, 2018 included net realized gains from sales, tenders and calls of Available-for-Sale securities of $0.7 million.
ACC’s effective tax rate was 24.7% for the three months ended March 31, 2019 compared to 24.1% for the prior year period.
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
ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2019.
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
ITEM 1A.  RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of ACC’s 2018 10-K.
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

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date:	May 1, 2019	By	/s/ Abu M. Arif
Abu M. Arif Chief Executive Officer

Date:	May 1, 2019	By	/s/ Jason S. Bartylla
Jason S. Bartylla Chief Financial Officer