Form 10-Q
period 2019-09-30
AMERIPRISE CERTIFICATE CO
filed 2019-11-12
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	811-00002

AMERIPRISE CERTIFICATE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	41-6009975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

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

Large Accelerated Filer	☐	Non-accelerated Filer	☒	Accelerated Filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at November 12, 2019
Common Stock (par value $10 per share)	150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY

FORM 10-Q

AMERIPRISE CERTIFICATE COMPANY

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Investment income	$58,613	$49,215	$182,603	$132,596
Investment expenses	11,952	11,080	36,420	31,425
Net investment income before provision for certificate reserves and income taxes	46,661	38,135	146,183	101,171
Net provision for certificate reserves	32,649	23,247	100,425	56,602
Net investment income before income taxes	14,012	14,888	45,758	44,569
Income tax expense	3,472	3,937	11,475	11,499
Net investment income, after-tax	10,540	10,951	34,283	33,070

Net realized gain (loss) on investments before income taxes	(81)	(104)	(44)	496
Income tax expense (benefit)	(17)	(22)	(9)	104
Net realized gain (loss) on investments, after-tax	(64)	(82)	(35)	392
Net income	$10,476	$10,869	$34,248	$33,462

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$—	$—	$—
Portion of loss recognized in other comprehensive income (loss) (before taxes)	—	—	—	—
Net impairment losses recognized in net realized gain (loss) on investments	$—	$—	$—	$—
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$10,476	$10,869	$34,248	$33,462
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period	2,043	(4,872)	54,234	(28,283)
Reclassification of net (gains) losses on securities included in net income	(34)	73	(104)	(231)
Total other comprehensive income (loss), net of tax	2,009	(4,799)	54,130	(28,514)
Total comprehensive income (loss)	$12,485	$6,070	$88,378	$4,948
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2019	December 31, 2018
	(in thousands, except share data)
Assets
Qualified Assets
Cash and cash equivalents	$529,821	$405,279
Investments in unaffiliated issuers	7,775,040	7,995,637
Receivables	28,325	26,082
Derivative assets	41,729	13,179
Total qualified assets	8,374,915	8,440,177
Deferred taxes, net	—	2,302
Taxes receivable from parent	1,603	1,731
Total assets	$8,376,518	$8,444,210

Liabilities and Shareholder’s Equity
Liabilities
Certificate reserves	$7,743,866	$7,891,964
Deferred taxes, net	2,195	—
Taxes payable to parent	349	1,944
Derivative liabilities	29,586	8,209
Payables to brokers, dealers and clearing organizations	78,408	98,930
Due to related party and other liabilities	55,481	34,301
Total liabilities	7,909,885	8,035,348

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	331,700	285,017
Total retained earnings	113,134	156,176
Accumulated other comprehensive income (loss), net of tax	20,299	(33,831)
Total shareholder’s equity	466,633	408,862
Total liabilities and shareholder’s equity	$8,376,518	$8,444,210
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
				Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Unappropriated
	(in thousands, except share data)
Balance at July 1, 2018	150,000	$1,500	$255,517	$651	$15	$132,871	$(29,340)	$361,214
Comprehensive income (loss):
Net income	—	—	—	—	—	10,869	—	10,869
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(4,799)	(4,799)
Total comprehensive income (loss)								6,070
Transfer to appropriated from unappropriated	—	—	—	14	—	(14)	—	—
Receipt of capital from parent	—	—	12,000	—	—	—	—	12,000
Balance at September 30, 2018	150,000	$1,500	$267,517	$665	$15	$143,726	$(34,139)	$379,284

Balance at July 1, 2019	150,000	$1,500	$289,517	$620	$15	$179,206	$18,290	$489,148
Correction of the misclassification (1)	—	—	42,183	—	—	(42,183)	—	—
Comprehensive income (loss):
Net income	—	—	—	—	—	10,476	—	10,476
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	2,009	2,009
Total comprehensive income (loss)								12,485
Transfer to unappropriated from appropriated	—	—	—	(158)	—	158	—	—
Dividend to parent	—	—	—	—	—	(35,000)	—	(35,000)
Balance at September 30, 2019	150,000	$1,500	$331,700	$462	$15	$112,657	$20,299	$466,633
(1) See Note 1 for more information.
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED) (continued)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
				Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Unappropriated
	(in thousands, except share data)
Balance at January 1, 2018	150,000	$1,500	$252,517	$23	$15	$110,908	$(5,627)	$359,336
Cumulative effect of adoption of equity securities guidance	—	—	—	—	—	(2)	2	—
Comprehensive income (loss):
Net income	—	—	—	—	—	33,462	—	33,462
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(28,514)	(28,514)
Total comprehensive income (loss)								4,948
Transfer to appropriated from unappropriated	—	—	—	642	—	(642)	—	—
Receipt of capital from parent	—	—	15,000	—	—	—	—	15,000
Balance at September 30, 2018	150,000	$1,500	$267,517	$665	$15	$143,726	$(34,139)	$379,284

Balance at January 1, 2019	150,000	$1,500	$285,017	$910	$15	$155,251	$(33,831)	$408,862
Correction of the misclassification (1)	—	—	42,183	—	—	(29,482)	—	12,701
Cumulative effect of adoption of premium amortization on purchased callable debt securities guidance	—	—	—	—	—	(107)	—	(107)
Comprehensive income (loss):
Net income	—	—	—	—	—	34,248	—	34,248
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	54,130	54,130
Total comprehensive income (loss)								88,378
Transfer to unappropriated from appropriated	—	—	—	(448)	—	448	—	—
Dividend to parent	—	—	—	—	—	(47,701)	—	(47,701)
Receipt of capital from parent	—	—	4,500	—	—	—	—	4,500
Balance at September 30, 2019	150,000	$1,500	$331,700	$462	$15	$112,657	$20,299	$466,633
(1) See Note 1 for more information.
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash Flows from Operating Activities
Net income	$34,248	$33,462
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, accretion of discounts, net	(26,552)	(6,634)
Deferred income tax expense (benefit)	(2,062)	(189)
Net realized (gain) loss on Available-for-Sale securities	(132)	(292)
Other net realized (gain) loss	176	(204)
Changes in operating assets and liabilities:
Dividends and interest receivable	33,574	(2,326)
Certificate reserves, net	7,691	3,353
Deferred taxes, net	—	7,580
Taxes payable to/receivable from parent, net	477	448
Derivatives, net of collateral	227	926
Other liabilities	13,697	(7,450)
Other receivables	(164)	(85)
Payables to brokers, dealers and clearing organizations	(21,451)	—
Other, net	76	(242)
Net cash provided by (used in) operating activities	39,805	28,347

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	9,689	360,976
Maturities, redemptions and calls	3,979,829	2,805,371
Purchases	(3,697,338)	(3,827,319)
Syndicated loans and commercial mortgage loans:
Sales, maturities and repayments	40,313	38,630
Purchases and fundings	(48,798)	(80,533)
Equity securities:
Sales	—	35
Certificate loans, net	32	188
Net cash provided by (used in) investing activities	283,727	(702,652)

Cash Flows from Financing Activities
Payments from certificate holders and other additions	4,028,659	4,440,456
Certificate maturities and cash surrenders	(4,184,448)	(3,496,755)
Capital contribution from parent	4,500	15,000
Dividend to parent	(47,701)	—
Net cash provided by (used in) financing activities	(198,990)	958,701

Net increase (decrease) in cash and cash equivalents	124,542	284,396
Cash and cash equivalents at beginning of period	405,279	68,471
Cash and cash equivalents at end of period	$529,821	$352,867

Supplemental disclosures including non-cash transactions:
Cash paid (received) for income taxes	$12,630	$13,236
Cash paid for interest	101,691	56,399
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.  Basis of Presentation
Ameriprise Certificate Company (“ACC”) is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial” or the “Parent”). ACC is registered as an investment company under the Investment Company Act of 1940. The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). ACC uses the consolidation method of accounting for its wholly owned subsidiary, Investors Syndicate Development Corp. The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods have been made. Except for the out-of-period correction and the correction of the misclassification described below, all adjustments made were of a normal recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Annual Report on Form 10-K of ACC for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2019 (“2018 10-K”).
In the second quarter of 2019, ACC recorded a $1.2 million decrease to net provision for certificate reserves for an out-of-period correction related to Stock Market Certificate (“SMC”) embedded derivatives. The impact to prior period financial statements was not material.
Prior to June 2019, ACC had an agreement with Ameriprise Financial to settle with cash the change in its deferred federal income taxes on a quarterly basis. In the third quarter of 2019, it was determined that the cash settlements should have been reflected as a capital contribution for cash receipts from Ameriprise Financial and a dividend for cash payments to Ameriprise Financial. The deferred federal income taxes should have remained on ACC’s Consolidated Balance Sheet as the related assets, primarily investments, and liabilities remained on ACC’s Consolidated Balance Sheet. ACC’s Consolidated Balance Sheet as of September 30, 2019 has been adjusted to reflect the cumulative amount of cash receipts from and cash payments to Ameriprise Financial for the settlement of deferred federal income taxes as contributions and dividends, respectively. The correction of the misclassification resulted in a $42.2 million increase to additional paid-in capital and a $42.2 million decrease to retained earnings as of September 30, 2019. ACC’s payment of $12.7 million during the second quarter of 2019 to Ameriprise Financial has been reflected as a dividend and is included in the $42.2 million decrease to retained earnings. The impact to prior period financial statements was not material.
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
Future Adoption of New Accounting Standards
Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB updated the accounting standards related to accounting for credit losses on certain types of financial instruments. The update replaces the current incurred loss model for estimating credit losses with a new model that requires an entity to estimate the credit losses expected over the life of the asset. Generally, the initial estimate of the expected credit losses and subsequent changes in the estimate will be reported in current period earnings and recorded through an allowance for credit losses on the balance sheet. The current credit loss model for Available-for-Sale debt securities does not change; however, the credit loss calculation and subsequent recoveries are required to be recorded through an allowance. The standard is effective for interim and annual periods beginning after December 15, 2019. Early adoption will be permitted for interim and annual periods beginning after December 15, 2018. A modified retrospective cumulative adjustment to retained earnings should be recorded as of the first reporting period in which the guidance is effective for loans, receivables, and other financial instruments subject to the new expected credit loss model. Prospective adoption is required for establishing an allowance related to Available-for-Sale debt securities, certain beneficial interests, and financial assets purchased with a more-than-insignificant amount of credit deterioration since origination. The update is not expected to have a material impact on ACC’s consolidated results of operations or financial condition upon adoption.
3.  Investments
Investments in unaffiliated issuers were as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Available-for-Sale securities:
Fixed maturities, at fair value (amortized cost: 2019, $7,481,662; 2018, $7,781,708)	$7,506,184	$7,734,750
Commercial mortgage loans and syndicated loans, at cost (less allowance for loan losses: 2019, $3,022; 2018, $3,120; fair value: 2019, $271,071; 2018, $253,219)	268,266	260,178
Equity securities, at fair value (cost: 2019, $299; 2018, $299)	379	466
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	211	243
Total	$7,775,040	$7,995,637

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Available-for-Sale securities distributed by type were as follows:

Description of Securities	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$2,994,879	$22,050	$(6,238)	$3,010,691	$—
Corporate debt securities	643,965	5,789	(307)	649,447	3
Commercial mortgage backed securities	1,460,803	1,822	(2,466)	1,460,159	—
Asset backed securities	644,044	4,119	(1,282)	646,881	—
State and municipal obligations	46,562	244	(79)	46,727	—
U.S. government and agency obligations	1,691,409	870	—	1,692,279	—
Total	$7,481,662	$34,894	$(10,372)	$7,506,184	$3

Description of Securities	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$3,073,657	$7,639	$(27,593)	$3,053,703	$—
Corporate debt securities	1,027,462	488	(9,133)	1,018,817	3
Commercial mortgage backed securities	1,211,468	276	(13,764)	1,197,980	—
Asset backed securities	667,332	2,867	(7,468)	662,731	—
State and municipal obligations	62,032	60	(502)	61,590	—
U.S. government and agency obligations	1,739,757	250	(78)	1,739,929	—
Total	$7,781,708	$11,580	$(58,538)	$7,734,750	$3
(1) Represents the amount of other-than-temporary impairment (“OTTI”) losses in AOCI. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.
As of September 30, 2019 and December 31, 2018, investment securities with a fair value of $140 thousand and $42 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.
As of September 30, 2019 and December 31, 2018, fixed maturity securities comprised approximately 90% and 92%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. As of September 30, 2019 and December 31, 2018, approximately $8.3 million and $36.1 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC, using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	September 30, 2019			December 31, 2018
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$6,495,902	$6,509,308	87%	$6,247,699	$6,209,709	80%
AA	149,808	151,466	2	221,126	220,466	3
A	343,192	346,943	5	497,428	493,964	6
BBB	475,440	481,139	6	782,284	777,928	10
Below investment grade	17,320	17,328	—	33,171	32,683	1
Total fixed maturities	$7,481,662	$7,506,184	100%	$7,781,708	$7,734,750	100%

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

As of September 30, 2019 and December 31, 2018, approximately 33% and 34%, respectively, of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	September 30, 2019
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	49	$639,065	$(1,702)	85	$770,774	$(4,536)	134	$1,409,839	$(6,238)
Corporate debt securities	1	10,132	(1)	17	152,422	(306)	18	162,554	(307)
Commercial mortgage backed securities	30	788,846	(1,409)	21	180,011	(1,057)	51	968,857	(2,466)
Asset backed securities	8	84,643	(29)	13	164,333	(1,253)	21	248,976	(1,282)
State and municipal obligations	—	—	—	1	2,731	(79)	1	2,731	(79)
Total	88	$1,522,686	$(3,141)	137	$1,270,271	$(7,231)	225	$2,792,957	$(10,372)

Description of Securities	December 31, 2018
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	97	$1,125,780	$(8,273)	113	$1,012,582	$(19,320)	210	$2,138,362	$(27,593)
Corporate debt securities	35	376,774	(3,027)	43	492,955	(6,106)	78	869,729	(9,133)
Commercial mortgage backed securities	39	892,856	(5,245)	24	240,762	(8,519)	63	1,133,618	(13,764)
Asset backed securities	23	296,298	(3,815)	23	272,466	(3,653)	46	568,764	(7,468)
State and municipal obligations	7	28,640	(103)	9	18,482	(399)	16	47,122	(502)
U.S. government and agency obligations	10	721,934	(78)	—	—	—	10	721,934	(78)
Total	211	$3,442,282	$(20,541)	212	$2,037,247	$(37,997)	423	$5,479,529	$(58,538)
As part of ACC’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is attributable to lower interest rates as well as tighter credit spreads.
There were no amounts recognized in the Consolidated Statements of Operations for OTTI related to credit losses on Available-for-Sale securities for which a portion of the securities’ total OTTI was recognized in OCI during both the three months and nine months ended September 30, 2019 and 2018.
The change in net unrealized gains (losses) on securities in OCI includes two components, net of tax: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period and (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities and due to the reclassification of noncredit OTTI losses to credit losses.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a rollforward of the net unrealized gains (losses) on Available-for-Sale securities included in AOCI:

	Net Unrealized Gains (Losses) on Securities	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Gains (Losses) on Securities
	(in thousands)
Balance at January 1, 2018	$(9,579)	$3,952	$(5,627)
Cumulative effect of adoption of equity securities guidance	3	(1)	2
Net unrealized gains (losses) on securities arising during the period (1)	(37,202)	8,919	(28,283)
Reclassification of net (gains) losses on securities included in net income	(292)	61	(231)
Balance at September 30, 2018	$(47,070)	$12,931	$(34,139)	(2)

Balance at January 1, 2019	$(46,958)	$13,127	$(33,831)
Net unrealized gains (losses) on securities arising during the period (1)	71,612	(17,378)	54,234
Reclassification of net (gains) losses on securities included in net income	(132)	28	(104)
Balance at September 30, 2019	$24,522	$(4,223)	$20,299	(2)
(1) Net unrealized gains (losses) on securities arising during the period include OTTI losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Includes $2 thousand of noncredit related impairments on securities and net unrealized gains (losses) on previously impaired securities as of both September 30, 2019 and 2018.
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Gross realized gains	$44	$—	$203	$910
Gross realized losses	—	(93)	(71)	(618)
Total	$44	$(93)	$132	$292
Available-for-Sale securities by contractual maturity as of September 30, 2019 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$2,046,951	$2,048,406
Due after one year through five years	334,776	339,786
Due after five years through 10 years	209	261
Due after 10 years	—	—
	2,381,936	2,388,453
Residential mortgage backed securities	2,994,879	3,010,691
Commercial mortgage backed securities	1,460,803	1,460,159
Asset backed securities	644,044	646,881
Total	$7,481,662	$7,506,184
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
Allowance for Loan Losses
The following table presents a rollforward of the allowance for loan losses for commercial mortgage loans and syndicated loans for the nine months ended and the ending balance of the allowance for loan losses by impairment method:

	September 30,
	2019	2018
	(in thousands)
Beginning balance	$3,120	$3,283
Charge-offs	(98)	(163)
Ending balance	$3,022	$3,120

Individually evaluated for impairment	$—	$—
Collectively evaluated for impairment	3,022	3,120
The recorded investment in commercial mortgage loans and syndicated loans by impairment method was as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Individually evaluated for impairment	$1,818	$3,783
Collectively evaluated for impairment	269,470	259,515
Total	$271,288	$263,298
As of September 30, 2019 and December 31, 2018, ACC’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $1.8 million and $3.8 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to ACC’s total loan balance.
During the three months and nine months ended September 30, 2019, ACC purchased $13.5 million and $32.6 million, respectively, of syndicated loans. During the three months and nine months ended September 30, 2018, ACC purchased $14.1 million and $71.5 million, respectively, of syndicated loans. During the three months and nine months ended September 30, 2019, ACC sold $2.5 million and $8.5 million, respectively, of syndicated loans. During the three months and nine months ended September 30, 2018, ACC sold $0.2 million and $6.6 million, respectively, of syndicated loans.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $1.8 million and nil as of September 30, 2019 and December 31, 2018, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were nil as of both September 30, 2019 and December 31, 2018. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, ACC reviews the concentrations of credit risk by region and property type.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(in thousands)
East North Central	$6,551	$5,642	5%	5%
East South Central	4,425	6,253	3	5
Middle Atlantic	15,690	14,443	13	13
Mountain	13,750	9,794	11	9
New England	7,243	7,392	6	6
Pacific	40,056	37,147	33	32
South Atlantic	20,947	21,479	17	19
West North Central	5,680	6,132	5	5
West South Central	8,449	6,493	7	6
	122,791	114,775	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$120,450	$112,434
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(in thousands)
Apartments	$30,687	$26,795	25%	23%
Industrial	25,528	27,162	21	24
Mixed use	12,246	7,646	10	7
Office	16,883	16,087	14	14
Retail	35,771	34,814	29	30
Hotel	476	607	—	1
Other	1,200	1,664	1	1
	122,791	114,775	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$120,450	$112,434
Syndicated Loans
The recorded investment in syndicated loans as of both September 30, 2019 and December 31, 2018 was $148.5 million. ACC’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication.
Troubled Debt Restructurings
There were no loans restructured by ACC during both the three months and nine months ended September 30, 2019 and 2018. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.
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
Valuation Hierarchy
ACC categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by ACC’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$502,798	$—	$502,798
Available-for-Sale securities:
Residential mortgage backed securities	—	2,982,634	28,057	3,010,691
Corporate debt securities	—	635,212	14,235	649,447
Commercial mortgage backed securities	—	1,460,159	—	1,460,159
Asset backed securities	—	642,081	4,800	646,881
State and municipal obligations	—	46,727	—	46,727
U.S. government and agency obligations	1,692,279	—	—	1,692,279
Total Available-for-Sale securities	1,692,279	5,766,813	47,092	7,506,184
Equity securities	—	—	379	379
Equity derivative contracts	12	41,717	—	41,729
Total assets at fair value	$1,692,291	$6,311,328	$47,471	$8,051,090

Liabilities
Stock market certificate embedded derivatives	$—	$13,120	$—	$13,120
Equity derivative contracts	—	29,586	—	29,586
Total liabilities at fair value	$—	$42,706	$—	$42,706

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$360,580	$—	$360,580
Available-for-Sale securities:
Residential mortgage backed securities	—	2,991,115	62,588	3,053,703
Corporate debt securities	—	976,975	41,842	1,018,817
Commercial mortgage backed securities	—	1,178,193	19,787	1,197,980
Asset backed securities	—	662,731	—	662,731
State and municipal obligations	—	61,590	—	61,590
U.S. government and agency obligations	1,739,929	—	—	1,739,929
Total Available-for-Sale securities	1,739,929	5,870,604	124,217	7,734,750
Equity securities	—	466	—	466
Equity derivative contracts	6	13,173	—	13,179
Total assets at fair value	$1,739,935	$6,244,823	$124,217	$8,108,975

Liabilities
Stock market certificate embedded derivatives	$—	$6,145	$—	$6,145
Equity derivative contracts	—	8,209	—	8,209
Total liabilities at fair value	$—	$14,354	$—	$14,354

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	Available-for-Sale Securities					Equity Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance, July 1, 2019	$87,445	$19,207	$—	$106,652		$121
Total gains (losses) included in:
Net income	(1)	(14)	4	(11)	(1)	(89)	(2)
Other comprehensive income (loss)	97	42	(32)	107		—
Settlements	(2,039)	(5,000)	—	(7,039)		—
Transfers into Level 3	—	—	4,828	4,828		347
Transfers out of Level 3	(57,445)	—	—	(57,445)		—
Balance, September 30, 2019	$28,057	$14,235	$4,800	$47,092		$379
Changes in unrealized gains (losses) relating to assets held at September 30, 2019	$(2)	$(11)	$4	$(9)	(1)	$(89)	(2)

	Available-for-Sale Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in thousands)
Balance, July 1, 2018	$51,065	$41,760	$40,000	$12,333	$145,158
Total gains (losses) included in:
Net income	22	(15)	—	—	7	(1)
Other comprehensive income (loss)	42	43	—	—	85
Purchases	20,000	—	—	—	20,000
Settlements	(4,015)	—	—	—	(4,015)
Transfers out of Level 3	(22,664)	—	(40,000)	(12,333)	(74,997)
Balance, September 30, 2018	$44,450	$41,788	$—	$—	$86,238
Changes in unrealized gains (losses) relating to assets held at September 30, 2018	$22	$(15)	$—	$—	$7	(1)

	Available-for-Sale Securities						Equity Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in thousands)
Balance, January 1, 2019	$62,588	$41,842	$19,787	$—	$124,217		$—
Total gains (losses) included in:
Net income	21	(45)	—	4	(20)	(1)	(86)	(2)
Other comprehensive income (loss)	116	438	—	(32)	522		—
Purchases	72,883	—	—	—	72,883		—
Settlements	(6,881)	(28,000)	—	—	(34,881)		—
Transfers into Level 3	—	—	—	4,828	4,828		465
Transfers out of Level 3	(100,670)	—	(19,787)	—	(120,457)		—
Balance, September 30, 2019	$28,057	$14,235	$—	$4,800	$47,092		$379
Changes in unrealized gains (losses) relating to assets held at September 30, 2019	$(2)	$(34)	$—	$4	$(32)	(1)	$(86)	(2)

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities						Equity Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in thousands)
Balance, January 1, 2018	$68,710	$67,341	$—	$—	$136,051		$28
Total gains (losses) included in:
Net income	(3)	(214)	—	—	(217)	(1)	—
Other comprehensive income (loss)	(444)	(339)	—	—	(783)		—
Purchases	20,000	—	40,000	12,333	72,333		—
Settlements	(18,879)	(25,000)	—	—	(43,879)		—
Transfers out of Level 3	(24,934)	—	(40,000)	(12,333)	(77,267)		(28)
Balance, September 30, 2018	$44,450	$41,788	$—	$—	$86,238		$—
Changes in unrealized gains (losses) relating to assets held at September 30, 2018	$55	$(46)	$—	$—	$9	(1)	$—
(1) Included in investment income in the Consolidated Statements of Operations.
(2) Included in net realized gain (loss) on investments before income taxes in the Consolidated Statements of Operations.

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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets:

	September 30, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$14,232	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1% - 1.2%	1.1%

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$41,839	Discounted cash flow	Yield/spread to U.S. Treasuries	1.2% - 1.6%	1.3%
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
Derivatives
The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both September 30, 2019 and December 31, 2018. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
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
Fair Value on a Nonrecurring Basis
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

	September 30, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$147,816	$—	$139,164	$7,722	$146,886
Commercial mortgage loans	120,450	—	—	124,185	124,185
Certificate loans	211	—	211	—	211
Financial Liabilities
Certificate reserves	$7,730,746	$—	$—	$7,716,054	$7,716,054

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2018
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$147,744	$—	$130,007	$11,444	$141,451
Commercial mortgage loans	112,434	—	—	111,768	111,768
Certificate loans	243	—	243	—	243
Financial Liabilities
Certificate reserves	$7,885,819	$—	$—	$7,844,724	$7,844,724
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	September 30, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$41,717	$—	$41,717	$(29,586)	$(11,953)	$178
Exchange-traded	12	—	12	—	—	12
Total	$41,729	$—	$41,729	$(29,586)	$(11,953)	$190

	December 31, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$13,173	$—	$13,173	$(8,209)	$(4,553)	$411
Exchange-traded	6	—	6	—	—	6
Total	$13,179	$—	$13,179	$(8,209)	$(4,553)	$417
 (1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	September 30, 2019
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$29,586	$—	$29,586	$(29,586)	$—	$—
Total	$29,586	$—	$29,586	$(29,586)	$—	$—

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2018
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$8,209	$—	$8,209	$(8,209)	$—	$—
Total	$8,209	$—	$8,209	$(8,209)	$—	$—
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
ACC uses derivatives as economic hedges of equity risk related to SMC. ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	September 30, 2019			December 31, 2018
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Equity contracts(1)	$786,268	$41,729	$29,586	$828,182	$13,179	$8,209
Embedded derivatives
Stock market certificates(2)	N/A	—	13,120	N/A	—	6,145
Total derivatives	$786,268	$41,729	$42,706	$828,182	$13,179	$14,354
N/A Not applicable

(1)	The gross fair value of equity contracts is included in Derivative assets and Derivative liabilities on the Consolidated Balance Sheets.

(2)	The gross fair value of SMC embedded derivatives is included in Certificate reserves on the Consolidated Balance Sheets.
See Note 5 for additional information regarding ACC’s fair value measurement of derivative instruments.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019		2018
		(in thousands)
Equity contracts
Stock market certificates	Net provision for certificate reserves	$828	$1,898	$8,269		$2,412
Stock market certificates embedded derivatives	Net provision for certificate reserves	(779)	(1,904)	(6,618)	(1)	(2,357)
Total		$49	$(6)	$1,651		$55
(1) This amount includes the impact of an out-of-period correction recorded in the second quarter of 2019. See Note 1 for more information.
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
Ameriprise Step-Up Rate Certificates (“SRC”) offer the ability to step up to a higher crediting rate based upon the then-current rate for a new SRC with the same term. ACC does not currently hedge the interest rate risk related to the SRC product. The SRC product contains an embedded derivative, which was not material as of both September 30, 2019 and December 31, 2018.
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
9.  Shareholder’s Equity
The following table provides information related to amounts reclassified from AOCI:

Accumulated Other Comprehensive Income (Loss) Reclassification	Location of (Gain) Loss Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
		(in thousands)
Unrealized net (gains) losses on Available-for-Sale securities	Net realized gain (loss) on investments	$(44)	$93	$(132)	$(292)
Tax expense (benefit)	Income tax expense (benefit)	10	(20)	28	61
Net of tax		$(34)	$73	$(104)	$(231)

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

During the three months and nine months ended September 30, 2019, ACC received cash contributions from Ameriprise Financial of nil and $4.5 million, respectively. During the three months and nine months ended September 30, 2018, ACC received cash contributions from Ameriprise Financial of $12.0 million and $15.0 million, respectively. ACC received these contributions to maintain compliance with capital requirements due to growth of the business, and these contributions were outside of the Capital Support Agreement between Ameriprise Financial and ACC. See additional discussion on the Capital Support Agreement in ACC’s 2018 10-K.
During the three months and nine months ended September 30, 2019, ACC paid dividends to Ameriprise Financial of $35.0 million and $47.7 million, respectively. The dividends for the nine months ended September 30, 2019 include ACC’s payment of $12.7 million to Ameriprise Financial in the second quarter of 2019 for the settlement of deferred federal income taxes. See Note 1 for more information. ACC did not pay any dividends to Ameriprise Financial during the three months and nine months ended September 30, 2018.
10.  Income Taxes
ACC’s effective tax rate was 24.8% and 26.5% for the three months ended September 30, 2019 and 2018, respectively. ACC’s effective tax rate was 25.1% and 25.7% for the nine months ended September 30, 2019 and 2018, respectively. The effective tax rate for the three months ended September 30, 2019 is higher than the statutory rate primarily as a result of uncertain tax positions and state income taxes, net of federal benefit. The effective tax rate for the nine months ended September 30, 2019 is higher than the statutory rate primarily as a result of state income taxes, net of federal benefit. The effective tax rates for the three months and nine months ended September 30, 2018 are higher than the statutory rate primarily as a result of state income taxes, net of federal benefit. The decrease in the effective tax rate for the three months ended September 30, 2019 compared to the prior year period is primarily due to a reduction in uncertain tax positions.
ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of both September 30, 2019 and December 31, 2018.
In June 2019, ACC terminated its agreement with Ameriprise Financial to settle with cash the change in its deferred federal income taxes on a quarterly basis. The final settlement was paid during the second quarter of 2019 and effectively repaid all previous deferred federal income tax settlements that ACC had received. During the six months ended June 30, 2019, ACC paid Ameriprise Financial $12.7 million for the settlement of deferred federal income taxes. See Note 1 for more information.
As of September 30, 2019 and December 31, 2018, ACC had $4.4 million and $3.8 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $3.5 million and $3.0 million, net of federal tax benefits, of the unrecognized tax benefits as of September 30, 2019 and December 31, 2018, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. ACC estimates that the total amount of gross unrecognized tax benefits may decrease by $233 thousand in the next 12 months primarily due to state exams.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized a net increase of $55 thousand and $153 thousand in interest and penalties for the three months and nine months ended September 30, 2019, respectively. ACC recognized a net increase of $33 thousand and $85 thousand in interest and penalties for the three months and nine months ended September 30, 2018, respectively. As of September 30, 2019 and December 31, 2018, ACC had a payable of $377 thousand and $224 thousand, respectively, related to accrued interest and penalties.
ACC files income tax returns as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial in the U.S. federal jurisdiction and various states jurisdictions. In the third quarter of 2019, the federal statutes of limitation closed for the 2014 and 2015 tax years. Ameriprise Financial’s tax returns for 2014 and 2015 are effectively settled except for one issue which Ameriprise Financial had filed amended returns in the second quarter of 2019. The IRS is currently auditing Ameriprise Financial’s U.S. income tax returns for 2016 and 2017. Ameriprise Financial’s or its subsidiaries’, including ACC’s, state income tax returns are currently under examination by various jurisdictions for years ranging from 2009 through 2017.

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
Results of Operations for the Nine Months Ended September 30, 2019 and 2018
ACC’s net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income trends occur largely due to changes in returns on ACC’s investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles (“GAAP”).
Net income increased $0.7 million, or 2%, to $34.2 million for the nine months ended September 30, 2019 compared to $33.5 million for the prior year period primarily due to higher investment income, partially offset by higher net provision for certificate reserves and investment expenses.
Investment income increased $50.0 million, or 38%, to $182.6 million for the nine months ended September 30, 2019 compared to $132.6 million for the prior year period reflecting an increase in the average invested asset yield and higher average investment balances.
Investment expenses increased $5.0 million, or 16%, to $36.4 million for the nine months ended September 30, 2019 compared to $31.4 million for the prior year period primarily due to volume-driven increases in distribution, investment advisory and transfer agent fees.
Net provision for certificate reserves increased $43.8 million, or 77%, to $100.4 million for the nine months ended September 30, 2019 compared to $56.6 million for the prior year period primarily due to higher average client crediting rates as well as higher average certificate balances.
ACC’s effective tax rate was 25.1% for the nine months ended September 30, 2019 compared to 25.7% for the prior year period.

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
ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2019.
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

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date:	November 12, 2019	By:	/s/ Abu M. Arif
Abu M. Arif Chief Executive Officer

Date:	November 12, 2019	By:	/s/ Jason S. Bartylla
Jason S. Bartylla Chief Financial Officer