Form 10-K
period 2019-12-31
AMERIPRISE CERTIFICATE CO
filed 2020-02-26
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 30 OF THE INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	811-00002

AMERIPRISE CERTIFICATE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	41-6009975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☐	No	☒

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Class	Outstanding at February 26, 2020
Common Stock (par value $10 per share)	150,000 shares
All outstanding shares of the registrant are directly owned by Ameriprise Financial, Inc.
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY
FORM 10-K

Ameriprise Certificate Company

PART I
Item 1. Business
Overview
Ameriprise Certificate Company (“ACC”) was incorporated on October 28, 1977 under the laws of Delaware. Ameriprise Financial, Inc. (“Ameriprise Financial”), a Delaware corporation, owns 100% of the outstanding voting securities of ACC. Ameriprise Financial and its predecessor companies have a 125 year of history of providing solutions to help clients confidently achieve their financial objectives.
ACC is registered as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”) and is in the business of issuing face-amount investment certificates. Face-amount certificates issued by ACC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by ACC, at its discretion. ACC’s certificates are distributed and sold solely by Ameriprise Financial Services, LLC (“AFS”) (previously known as Ameriprise Financial Services, Inc. until January 2020), an affiliate of ACC. AFS is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.
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

•	Twenty year maturity.

3.	Ameriprise Installment Certificate

•	Installment payment certificate that declares interest rates in advance for a three-month period.

•	Currently sold without a sales charge.

•	Currently premature surrenders incur surrender charges.

•	Available as qualified investments for IRAs, 401(k) plans, and other qualified retirement plans.

•	Current policy is to re-evaluate the certificate product interest crediting rates weekly to respond to marketplace changes.

•	As of the date of this report, ACC has set a fixed rate of 1.00% for new sales.

•	Intended to help clients save systematically and may compete with passbook savings and NOW accounts.

•	Ten year maturity.

4.	Ameriprise Stock Market Certificate

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
Distribution and Marketing Channels
ACC’s certificates are offered solely by AFS and sold pursuant to a distribution agreement which is subject to annual review and approval by ACC’s Board of Directors, including a majority of the directors who are not “interested persons” of AFS or ACC as that term is defined in the 1940 Act. The distribution agreement provides for the payment of distribution fees to AFS for services provided. The distribution agreement with AFS can be terminated by either party on sixty days’ written notice.

Asset Management
ACC has retained Columbia Management Investment Advisers, LLC (“CMIA”), a wholly owned subsidiary of Ameriprise Financial, to manage ACC’s investment portfolio under an investment management agreement, which is subject to annual review and approval by ACC’s Board of Directors, including a majority of the directors who are not “interested persons” of AFS, CMIA or ACC. This investment management agreement with CMIA can be terminated by either party on sixty days’ written notice.
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
ACC has also entered into a written understanding with the Minnesota Department of Commerce that ACC will maintain capital equal to at least 5% of the assets of ACC (less outstanding certificate loans). To the extent that payment of a dividend would decrease this ratio below the required 5%, payment of a dividend would be restricted. When computing its capital for these purposes, ACC values its assets on the basis of statutory accounting for insurance companies rather than U.S. generally accepted accounting principles (“GAAP”). ACC is subject to examination and supervision by the Minnesota Department of Commerce (Banking Division) and the SEC.
Following conversion of ACC’s affiliate Ameriprise National Trust Bank into a federal savings bank (“Ameriprise Bank”) in May 2019, Ameriprise Financial continues to be subject to ongoing supervision by the Board of Governors for the Federal Reserve System (“FRB”). FRB regulation and supervisory oversight of Ameriprise Financial includes examinations, regular financial reporting, and prudential standards, such as capital, liquidity risk management, and parameters for business conduct and internal governance. In order to maintain Ameriprise Financial’s permission under applicable bank holding company laws and regulations to engage in business activities other than banking or activities closely related to banking, each of Ameriprise Financial and Ameriprise Bank needs to remain “well-capitalized” and “well-managed” under applicable regulations, and Ameriprise Bank must receive at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act. Failure to meet one or more of these requirements would mean, depending on the requirements not met and any agreement then reached with the FRB, that until cured Ameriprise Financial (and therefore ACC) could not undertake new activities, continue certain activities, or make certain acquisitions. As a subsidiary of Ameriprise Financial, ACC is (absent exclusion or exemption) required to comply with investment limitations on its portfolio and other limitations under applicable banking laws, including what is commonly referred to as the Volcker Rule. Compliance with bank holding company laws and regulation could impact the structure and availability of certain of our products and our costs in providing those products. Costs of compliance may be driven by how these laws and regulations and the scale of Ameriprise Bank evolves over the course of time.
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
Accordingly, while certain elements of these reforms could be further changed under the Trump administration (such as through the May 2018 legislation that loosened aspects of the Dodd-Frank Act), the Dodd-Frank Act has impacted and is expected to further impact the manner in which ACC markets its products and services, manages itself and its operations and interacts with regulators, all of which could materially impact ACC’s results of operations, financial condition and liquidity. Moreover, to the extent the Dodd-Frank Act or other new regulation of the financial services industry impacts the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom ACC transacts business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with ACC.
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
ACC operates in a regulated industry. As a registered investment company, ACC must observe certain governance, disclosure, record-keeping, marketing, privacy, data protection and other operating requirements. Various regulatory and governmental bodies have the authority to review ACC’s products and business practices and to bring regulatory or other legal actions against ACC if, in their view, ACC’s practices are improper. Any enforcement actions, investigations or other proceedings brought against ACC or its directors or employees of its affiliates by its regulators may result in fines, injunctions or other disciplinary actions that could harm ACC’s reputation or impact ACC’s results of operations. In addition, any changes to the laws and regulations applicable to ACC’s business such as possible changes brought about by any Department of Labor applicable regulation as well as state and other fiduciary rules, the SEC best interest standards, or similar standards such as the Certified Financial Planner Board standards pertaining to the fiduciary status of investment advice providers to retirement investors (primarily account holders in 401(k) plans and IRAs and other types of ERISA clients) and related issues. Each of these has a potential impact regarding how ERISA investment advice fiduciaries and others can provide products manufactured by affiliates to, or engage in certain principal transactions with, retirement investors, including incremental requirements, costs and risks that may be imposed on ACC as a result of such changes, may affect the operations and financial condition of ACC. In addition, following conversion of Ameriprise Bank into a federal savings bank in May 2019, Ameriprise Financial continued to be subject to ongoing supervision by the FRB. As a subsidiary of Ameriprise Financial, ACC is (absent exclusion or exemption) required to comply with certain limits on its activity, including investment limitations on its portfolio and other limitations under applicable banking laws, including what is commonly referred to as the Volcker Rule. Failure to meet one or more of certain requirements and regulations would mean, depending on the requirements not met and any agreement then reached with the FRB, that until cured Ameriprise Financial (and therefore ACC) could not undertake new activities, continue certain activities, or make certain acquisitions.
Changes in and the adoption of accounting standards or inaccurate estimates or assumptions in applying accounting policies could have a material impact on ACC’s financial statements; changes in the regulation of independent registered public accounting firms are present with increasing frequency in connection with broader market reforms.
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
Issuers of the fixed maturity securities owned by ACC may default on principal and interest payments. As of December 31, 2019, 2% of ACC’s invested assets had ratings below investment grade. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment grade ratings, which could default on their debt obligations.
The elimination of London Inter-Bank Offered Rate (“LIBOR”) may adversely affect the interest rates on and value of certain derivatives and floating rate securities ACC holds, the activities ACC conducts, and any other assets or liabilities whose value is tied to LIBOR.
The U.K. Financial Conduct Authority (“FCA”), which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR rates after 2021. It is likely that banks will not continue to provide submissions for the calculation of LIBOR after 2021 and possibly prior to then. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the next two years. Actions by regulators have resulted in the establishment of alternative reference rates to LIBOR in most major currencies. The U.S. Federal Reserve, based on the recommendations of the New York Federal Reserve’s Alternative Reference Rate Committee (constituted of major derivative market participants and their regulators), has begun publishing a Secured Overnight Funding Rate (“SOFR”) which is intended to replace U.S. dollar LIBOR, and SOFR-based investment products have been issued in the U.S. Proposals for alternative reference rates for other currencies have also been announced or have already begun publication. Markets are slowly developing in response to these new rates and questions around liquidity in these rates and how to appropriately adjust these rates to eliminate any economic value transfer at the time of transition remain a significant concern for ACC and others in the marketplace. Although the full impact of transition remains unclear, this change may have an adverse impact on the value of, return on and trading markets for a broad array of financial products, including any LIBOR-based securities, loans and derivatives that are included in ACC’s financial assets and liabilities. If LIBOR is discontinued after 2021 as expected, there will be uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments. There will be work required to transition to the new benchmark rates and implement necessary changes to ACC’s systems, processes and models. This may impact ACC’s existing transaction data, products, systems, operations, and valuation and financial risk management processes. In addition, LIBOR may perform differently during the phase-out period than in the past which could result in lower interest payments and a reduction in the value of certain assets. Accordingly, it is difficult to predict the full impact of the transition away from LIBOR on various derivatives, floating rate securities and other securities ACC holds, the activities ACC conducts in its business, and any other assets or liabilities (as well as contractual rights and obligations) whose value is tied to LIBOR. The value or profitability of these products and instruments, and ACC’s costs of operations, may be adversely affected until new reference rates and fallbacks for both legacy and new products, instruments and contracts are commercially accepted.

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
ACC invests a portion of its assets in privately placed fixed income securities and mortgage loans, which are relatively illiquid. ACC’s investment manager periodically reviews ACC’s private placement investments using adopted standards to categorize such investments as liquid or illiquid. As of December 31, 2019, mortgage loans and private placement fixed income securities that have been categorized as illiquid represented approximately 2% of the carrying value of ACC’s investment portfolio. If ACC requires significant amounts of cash on short notice in excess of its normal cash requirements, ACC may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than it would otherwise have been able to realize, or both, which could have an adverse effect on ACC’s financial condition and results of operations.
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
ACC is dependent on the financial advisors of AFS for all of the sales of its certificate products. A significant number of such financial advisors operate as independent contractors under a franchise agreement with AFS. The market for these financial advisors is extremely competitive, and there can be no assurance that AFS will be successful in its efforts to maintain its current network of financial advisors or to recruit and retain new advisors to its network. If AFS is unable to attract and retain quality financial advisors, fewer advisors would be available to sell ACC’s certificate products and ACC’s financial condition and results of operations could be materially adversely affected.

Damage to the reputation of ACC or its affiliates could adversely affect the business of ACC.
The ability of ACC to market and sell its products is highly dependent upon external perceptions of ACC’s and its affiliates’ level of service, business practices and financial condition. Damage to the reputation of ACC or its affiliates could cause significant harm to the business and prospects of ACC. Reputational damage may arise from numerous sources including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, any perceived or actual weaknesses in ACC’s financial strength or liquidity, technological, cybersecurity, or other security breaches (including attempted or inadvertent breaches) resulting in improper disclosure of client or employee personal information, unethical or improper behavior and the misconduct or error of employees of its affiliates, AFS’s advisors and counterparties. Negative perceptions or publicity regarding these matters could damage ACC’s or its affiliates’ reputation among existing and potential customers, investors, employees of ACC’s affiliates and affiliated advisors. Adverse developments with respect to the financial industry may also, by association, negatively impact ACC’s reputation or result in greater regulatory or legislative scrutiny or litigation against ACC.
ACC’s reputation is also dependent on its continued identification of and mitigation against conflicts of interest, including those relating to the activities of its affiliated entities. For example, conflicts may arise between ACC’s position as a manufacturer of certificate products and the position of an ACC affiliate, AFS, as the distributor of these products. ACC and its affiliated entities have procedures and controls in place that are designed to address conflicts of interest. However, identifying and appropriately dealing with conflicts of interest is complex and ACC’s reputation could be damaged if it fails, or appears to fail, to deal appropriately with conflicts of interest. In addition, the SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. It is possible that potential or perceived conflicts could give rise to litigation or enforcement actions. Also, it is possible that the regulatory scrutiny of, and litigation in connection with, conflicts of interest will make ACC’s clients less willing to enter into transactions in which such a conflict may occur, which would adversely affect ACC’s business.
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
Changes in corporate tax laws and regulations and changes in the interpretation of such laws and regulations, as well as adverse determinations regarding the application of such laws and regulations, could adversely affect ACC’s earnings.
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
Many of the products that ACC or Ameriprise Financial and its affiliates issue or on which these businesses are based receive favorable treatment under current U.S. federal income or estate tax law. Changes in U.S. federal income or estate tax law could reduce or eliminate the tax advantages of certain of Ameriprise Financial’s products and thus make such products or ACC’s products less attractive to clients or cause a change in client demand and activity.
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
ACC cannot predict the impact that changing climate conditions may have on the frequency and severity of natural disasters or on overall economic stability and sustainability. As such, ACC cannot be sure that its actions to identify and mitigate the risks associated with such disasters and catastrophes will be effective.
ACC’s operational systems and networks have been and will continue to be, subject to evolving cybersecurity or other technological risks, which could result in the disclosure of confidential client information, loss of ACC’s proprietary information, damage to ACC’s reputation, additional costs to ACC, regulatory penalties and other adverse impacts.
The business of ACC and its affiliates is reliant upon internal and third-party technology systems and networks to process, transmit and store information, including sensitive client and proprietary information, and to conduct business activities and transactions with clients, AFS’s advisors, vendors and other third parties. Maintaining the security and integrity of this information and these systems and networks, and appropriately responding to any cybersecurity and privacy incidents (including attempts), is critical to the success of ACC’s business operations, including its reputation, the retention of clients, and to the protection of ACC’s proprietary information and ACC’s clients’ personal information. To date, neither ACC nor its affiliates have experienced any material breaches of nor interference with these centrally controlled systems and networks, however, ACC and its affiliates routinely face and address such threats. For example, the cybersecurity and technological threats experienced by ACC and its affiliates have included phishing and spear phishing scams, social engineering attacks, account takeovers, introductions of malware, attempts at electronic break-ins and the submission of fraudulent payment requests. The number of attempted phishing attacks increased substantially in 2019, and ACC does not expect a reduction in the future. Any successful breaches or interference (as well as attempted breaches or interferences) by third parties or by employees of our affiliates (as well as AFS’s independent franchisee advisors) that may occur in the future could have a material adverse impact on ACC’s business, reputation, financial condition or results of operations.
ACC and its affiliates have implemented and maintain security measures designed to protect against breaches of corporate security and other interference with corporate systems and networks resulting from attacks by third parties, including hackers, and from employee error or malfeasance. ACC’s affiliates have implemented policies that require AFS’s independent franchisee advisors who locally control their own technology operations to do the same. ACC and its affiliates also contractually require third-party vendors, who in the provision of services to ACC and its affiliates are provided with access to systems and information pertaining to ACC’s business or its clients, to meet certain physical and information security standards. ACC’s affiliates recommend through policies that AFS’s independent franchisee advisors do the same with their facilities, systems and third-party vendors. The ever-increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity threats. As these threats, and government and regulatory oversight of associated risks, continue to evolve, ACC may be required to expend additional resources to enhance or expand upon the security and response measures ACC and its affiliates (as well as certain parties we do not control) currently maintain.
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
ACC has devoted significant resources to develop risk management policies and procedures and will continue to do so. Nonetheless, ACC’s policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating ACC’s risk exposure in all market environments or against all types of risk. Many of ACC’s methods of managing risk and the associated exposures are based upon observed historical market behavior or statistics based on historical models. During periods of market volatility or due to unforeseen events, the historically derived correlations upon which these methods are based may not be valid. As a result, these methods may not accurately predict future exposures, which could be significantly greater than what ACC’s models indicate. Further, some controls are manual and are subject to inherent limitations. This could cause ACC to incur investment losses or cause ACC’s hedging and other risk management strategies to be ineffective. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to ACC, which may not always be accurate, complete, up-to-date or properly evaluated.
Moreover, ACC is subject to the risks of errors and misconduct by employees of our affiliates and AFS’s financial advisors, such as fraud, non-compliance with policies, recommending transactions that are not suitable, and improperly using or disclosing confidential information. These risks are difficult to detect in advance and deter, and could harm ACC’s business, results of operations or financial condition. ACC is further subject to the risk of nonperformance or inadequate performance of contractual obligations by third-party vendors of products and services that are used in ACC’s businesses. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective in mitigating ACC’s risk exposure in all market environments or against all types of risk. Insurance and other traditional risk-shifting tools may be held by or available to ACC in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency.
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
Frequency and amount of capital transactions with Ameriprise Financial during the past two years were (in millions):

	Dividends to Ameriprise Financial	Receipt of Capital from Ameriprise Financial
For the year ended December 31, 2019
January 31, 2019	$—	$3.5
February 28, 2019	—	1.0
April 15, 2019 (1)	6.2	—
June 17, 2019 (1)	6.5	—
September 9, 2019	35.0	—
December 24, 2019	26.0	—
Total	$73.7	$4.5

For the year ended December 31, 2018
June 29, 2018	$—	$3.0
July 31, 2018	—	5.0
August 31, 2018	—	5.0
September 27, 2018	—	2.0
October 30, 2018	—	5.0
November 19, 2018	—	5.0
December 21, 2018	—	7.5
Total	$—	$32.5
(1) See Note 1 to ACC’s Consolidated Financial Statements for more information.
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
Net income decreased $1.3 million, or 3%, to $43.9 million for the year ended December 31, 2019 compared to $45.2 million for the prior year primarily due to increases in net provision for certificate reserves and investment expenses, partially offset by higher investment income and lower income tax expense.
Investment income increased $46.2 million, or 24%, to $234.9 million for the year ended December 31, 2019 compared to $188.7 million for the prior year reflecting an increase in the average invested asset yield and higher average investment balances.
Investment expenses increased $4.6 million, or 11%, to $47.9 million for the year ended December 31, 2019 compared to $43.3 million for the prior year primarily due to volume-driven increases in investment advisory, distribution and transfer agent fees.
Net provision for certificate reserves increased $44.4 million, or 52%, to $129.0 million for the year ended December 31, 2019 compared to $84.6 million for the prior year primarily due to higher average client crediting rates as well as higher average certificate balances.
The effective tax rate was 24.0% for the year ended December 31, 2019 compared to 25.8% for the year ended December 31, 2018. The lower effective tax rate for the year ended December 31, 2019 compared to the prior year was primarily due to a decrease in current year additions to uncertain tax positions.
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
The following tables present ACC’s estimate of the pretax impact of these hypothetical market movements as of December 31, 2019:

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in thousands)
Certificates	$13,413	N/A	$13,413
N/A Not Applicable.

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in thousands)
Certificates	$3,294	$(3,076)	$218
The above results compare to an estimated positive impact to pretax income of $16.9 million related to a 100 basis point increase in interest rates and an estimated negative impact of $12 thousand related to a 10% equity price decline as of December 31, 2018. The change in the impact from a 100 basis point increase in interest rates compared to the prior year was primarily driven by an overall decline in the size of the balance sheet.
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
ACC has interest rate risk from its Flexible Savings and other fixed rate certificates. These products are investment certificates generally ranging in amounts from $1,000 to $2 million with interest crediting rate terms ranging from three to 48 months. ACC guarantees an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed income securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although ACC monitors its investment strategy and makes modifications based on changing liabilities and the expected interest rate environment. ACC also has interest rate risk from its Step-Up Rate Certificates, which was not material as of December 31, 2019. ACC had $7.1 billion in reserves included in certificate reserves on the Consolidated Balance Sheet as of December 31, 2019 to cover the liabilities associated with these products.
ACC has equity price risk from its Stock Market Certificates. Stock Market Certificates are purchased for amounts generally from $1,000 to $2 million for terms of 52 weeks, 104 weeks or 156 weeks which can be extended to a maximum of 15 years depending on the term. For each term the certificate holder can choose to participate 100% in any percentage increase in the S&P 500® Index up to a maximum return or choose partial participation in any increase in the S&P 500® Index plus a fixed rate of interest guaranteed in advance. If partial participation is selected, the total of equity-linked return and guaranteed rate of interest cannot exceed the maximum return. ACC had $462.9 million in reserves included in certificate reserves on the Consolidated Balance Sheet as of December 31, 2019 to cover the liabilities associated with these products.
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
ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2019.

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
Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services
The Board of Directors of ACC, at the recommendation of its Audit Committee, has appointed PricewaterhouseCoopers LLP (“PwC”) as independent registered public accountants to audit the Consolidated Financial Statements of ACC for the years ended December 31, 2019, 2018 and 2017.
Audit Fees
The aggregate fees billed or to be billed by PwC for each of the last two years for professional services rendered for the audit of ACC’s annual Consolidated Financial Statements and services that were provided in connection with statutory and regulatory filings were $125,000 and $149,000 for 2019 and 2018, respectively.
Audit-Related Fees, Tax Fees, All Other Fees
ACC was not billed by PwC for any fees for audit-related services, tax fees or any other fees for 2019 or 2018.
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
In both 2019 and 2018, 100% of the services provided by PwC for ACC were pre-approved by the Audit Committee of Ameriprise Financial.

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
10(a)
Amended and Restated Investment Advisory and Services Agreement, dated December 1, 2018, between Registrant and Columbia Management Investment Advisers, LLC filed electronically on or about February 27, 2019 as Exhibit 10(a) to Registrant’s Form 10-K is incorporated by reference.

10(b)
Distribution Agreement, dated December 31, 2006, between Registrant and Ameriprise Financial Services, LLC (formerly Ameriprise Financial Services, Inc.) filed electronically on or about February 26, 2007 as Exhibit 1 to Post-Effective Amendment No. 35 to Registration Statement No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference.

10(c)
Amendment to the Distribution Agreement, dated January 25, 2018, between Registrant and Ameriprise Financial Services, LLC (formerly Ameriprise Financial Services, Inc.) filed electronically on or about February 23, 2018 as Exhibit 10(c) to Registrant’s Form 10-K is incorporated by reference.

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

10(n)*	Agreement between Ameriprise Bank, FSB and Ameriprise Certificate Company (certain Ameriprise Rewards Fulfillment Services), dated December 1, 2019.
10(o)*	Agreement between Ameriprise Financial, Inc. and Ameriprise Certificate Company (certain legacy Ameriprise Rewards Fulfillment Services), dated December 1, 2019.
14(a)
Code of Ethics under Rule 17j-1 for Ameriprise Certificate Company effective May 21, 2014 filed electronically on or about February 27, 2019 as Exhibit 14(a) to Registrant’s Form 10-K is incorporated by reference.

14(b)*	Code of Ethics adopted under Rule 17j-1 for Registrant’s investment adviser, dated December 2019.
14(c)*	Code of Ethics under Rule 17j-1 for Registrant’s underwriter, as revised October 1, 2019.
24*	Directors’ Power of Attorney, dated September 4, 2019.
31.1*	Certification of Abu M. Arif pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Jason S. Bartylla pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of Abu M. Arif and Jason S. Bartylla pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed electronically herewithin.
Item 16. Form 10-K Summary
None

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE CERTIFICATE COMPANY
Registrant

Date:	February 26, 2020	By	/s/ Abu M. Arif
Abu M. Arif Director, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date:	February 26, 2020	By	/s/ Abu M. Arif
Abu M. Arif Director, President and Chief Executive Officer (Principal Executive Officer)

Date:	February 26, 2020	By	/s/ Jason S. Bartylla
Jason S. Bartylla Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 26, 2020	By	/s/ Jeffrey J. Scherman
Jeffrey J. Scherman Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Date:	February 26, 2020	By	/s/ Jean B. Keffeler*
Jean B. Keffeler Director

Date:	February 26, 2020	By	/s/ Karen M. Bohn*
Karen M. Bohn Director

Date:	February 26, 2020	By	/s/ Lorna P. Gleason*
Lorna P. Gleason Director

Date:	February 26, 2020	By	/s/ Robert McReavy*
Robert McReavy Director

*By	/s/ Abu M. Arif
Abu M. Arif**
**Executed by Abu M. Arif pursuant to a Power of Attorney, dated September 4, 2019, filed electronically herewith as Exhibit 24 to Registrant’s Form 10-K.

Ameriprise Certificate Company

Index to Consolidated Financial Statements and Schedules
Consolidated Financial Statements:
All other Schedules required by Article 6 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Ameriprise Certificate Company
Opinion on the Financial Statements
We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), and the financial statement schedules listed in the index appearing under Item 15(a)(2), of Ameriprise Certificate Company and its subsidiary (the “Company”) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2019 by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 26, 2020

We have served as the Company’s auditor since 2010.

Ameriprise Certificate Company

Consolidated Statements of Operations

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Investment Income:
Interest income:
Available-for-Sale securities	$212,395	$171,558	$134,340
Commercial mortgage loans and syndicated loans	11,804	9,725	7,465
Cash and cash equivalents	10,593	6,872	2,701
Certificate loans	12	16	27
Dividends	1	31	229
Other	97	538	358
Total investment income	234,902	188,740	145,120
Investment Expenses:
Ameriprise Financial and affiliated company fees:
Distribution	20,381	19,128	15,734
Investment advisory and services	17,933	15,683	14,222
Transfer agent	8,996	7,831	6,958
Depository	100	89	83
Other	440	555	518
Total investment expenses	47,850	43,286	37,515
Net investment income before provision for certificate reserves and income taxes	187,052	145,454	107,605
Provision for Certificate Reserves:
According to the terms of the certificates:
Provision for certificate reserves	574	437	380
Interest on additional credits	1	2	4
Additional credits/interest authorized by ACC	129,356	85,085	45,953
Total provision for certificate reserves before reserve recoveries	129,931	85,524	46,337
Reserve recoveries from terminations prior to maturity	(924)	(932)	(880)
Net provision for certificate reserves	129,007	84,592	45,457
Net investment income before income taxes	58,045	60,862	62,148
Income tax expense	13,908	15,736	25,973
Net investment income, after-tax	44,137	45,126	36,175
Net realized gain (loss) on investments:
Securities of unaffiliated issuers before income taxes	(279)	134	12,048
Income tax expense (benefit)	(59)	28	4,217
Net realized gain (loss) on investments, after-tax	(220)	106	7,831
Net income	$43,917	$45,232	$44,006

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$—	$—
Portion of loss recognized in other comprehensive income (loss) (before taxes)	—	—	(193)
Net impairment losses recognized in net realized gain (loss) on investments	$—	$—	$(193)
See Notes to Consolidated Financial Statements.

Ameriprise Certificate Company

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Net income	$43,917	$45,232	$44,006
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period	46,247	(28,326)	7,352
Reclassification of net (gains) losses on securities included in net income	(153)	120	(7,814)
Total other comprehensive income (loss), net of tax	46,094	(28,206)	(462)
Total comprehensive income (loss)	$90,011	$17,026	$43,544
See Notes to Consolidated Financial Statements.

Ameriprise Certificate Company

Consolidated Balance Sheets

	December 31,
	2019	2018
	(in thousands, except share data)
ASSETS
Qualified Assets
Investments in unaffiliated issuers:
Cash and cash equivalents	$384,194	$405,279
Available-for-Sale securities:
Fixed maturities, at fair value (amortized cost: 2019, $7,362,814; 2018, $7,781,708)	7,376,772	7,734,750
Commercial mortgage loans and syndicated loans, at cost (less allowance for loan losses: 2019, $3,022; 2018, $3,120; fair value: 2019, $272,454; 2018, $253,219)	269,859	260,178
Equity securities, at fair value (cost: 2019, $299; 2018, $299)	188	466
Certificate loans – secured by certificate reserves, at cost, which approximates fair value	216	243
Total investments	8,031,229	8,400,916
Receivables:
Dividends and interest	14,141	18,319
Receivables from brokers, dealers and clearing organizations	9,655	7,554
Other receivables	218	182
Total receivables	24,014	26,055
Derivative assets	56,044	13,179
Total qualified assets	8,111,287	8,440,150
Other Assets:
Deferred taxes, net	988	2,302
Taxes receivable from parent	602	1,731
Due from related party	30	27
Total other assets	1,620	4,060
Total assets	$8,112,907	$8,444,210
See Notes to Consolidated Financial Statements.

Ameriprise Certificate Company

Consolidated Balance Sheets (continued)
	December 31,
	2019	2018
	(in thousands, except share data)
LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities
Certificate reserves
Installment certificates:
Reserves to mature	$5,371	$8,814
Fully paid certificates:
Reserves to mature	7,503,188	7,877,406
Additional credits and accrued interest	13,325	5,510
Due to unlocated certificate holders	439	234
Total certificate reserves	7,522,323	7,891,964
Accounts payable and accrued liabilities:
Due to related party	3,564	3,627
Taxes payable to parent	135	1,944
Payables to brokers, dealers and clearing organizations	52,575	98,930
Total accounts payable and accrued liabilities	56,274	104,501
Derivative liabilities	43,598	8,209
Other liabilities	48,446	30,674
Total liabilities	7,670,641	8,035,348

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	331,700	285,017
Retained earnings:
Appropriated for pre-declared additional credits and interest	321	910
Appropriated for additional interest on advance payments	15	15
Unappropriated	96,467	155,251
Accumulated other comprehensive income (loss), net of tax	12,263	(33,831)
Total shareholder’s equity	442,266	408,862
Total liabilities and shareholder’s equity	$8,112,907	$8,444,210
See Notes to Consolidated Financial Statements.

Ameriprise Certificate Company

Consolidated Statements of Shareholder’s Equity

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
				Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Unappropriated
	(in thousands, except share data)
Balance at January 1, 2017	150,000	$1,500	$247,517	$—	$15	$81,925	$(5,165)	$325,792
Comprehensive income (loss):
Net income	—	—	—	—	—	44,006	—	44,006
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(462)	(462)
Total comprehensive income (loss)								43,544
Transfer to appropriated from unappropriated	—	—	—	23	—	(23)	—	—
Dividend to parent	—	—	—	—	—	(15,000)	—	(15,000)
Receipt of capital from parent	—	—	5,000	—	—	—	—	5,000
Balance at December 31, 2017	150,000	1,500	252,517	23	15	110,908	(5,627)	359,336
Cumulative effect of adoption of equity securities guidance	—	—	—	—	—	(2)	2	—
Comprehensive income (loss):
Net income	—	—	—	—	—	45,232	—	45,232
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(28,206)	(28,206)
Total comprehensive income (loss)								17,026
Transfer to appropriated from unappropriated	—	—	—	887	—	(887)	—	—
Receipt of capital from parent	—	—	32,500	—	—	—	—	32,500
Balance at December 31, 2018	150,000	1,500	285,017	910	15	155,251	(33,831)	408,862
Correction of the misclassification (1)	—	—	42,183	—	—	(29,482)	—	12,701
Cumulative effect of adoption of premium amortization on purchased callable debt securities guidance	—	—	—	—	—	(107)	—	(107)
Comprehensive income (loss):
Net income	—	—	—	—	—	43,917	—	43,917
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	46,094	46,094
Total comprehensive income (loss)								90,011
Transfer to unappropriated from appropriated	—	—	—	(589)	—	589	—	—
Dividend to parent	—	—	—	—	—	(73,701)	—	(73,701)
Receipt of capital from parent	—	—	4,500	—	—	—	—	4,500
Balance at December 31, 2019	150,000	$1,500	$331,700	$321	$15	$96,467	$12,263	$442,266
(1) See Note 1 for more information.
See Notes to Consolidated Financial Statements.

Ameriprise Certificate Company

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Cash Flows from Operating Activities
Net income	$43,917	$45,232	$44,006
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, accretion of discounts, net	(32,856)	(13,686)	20,853
Deferred income tax expense (benefit)	(2,716)	111	(192)
Net realized (gain) loss on Available-for-Sale securities	(194)	152	(12,214)
Other net realized (gain) loss	473	(286)	(27)
Other-than-temporary impairments and provision for loan loss	—	—	193
Changes in operating assets and liabilities:
Dividends and interest receivable	45,114	(1,242)	1,286
Certificate reserves, net	8,744	(2,125)	2,653
Deferred taxes, net	—	7,499	871
Taxes payable to/receivable from parent, net	1,264	(1,315)	(1,977)
Derivatives, net of collateral	434	290	(1,080)
Other liabilities	9,862	(7,323)	8,601
Other receivables	(36)	(182)	371
Payables to brokers, dealers and clearing organizations	(21,451)	21,451	—
Other, net	(132)	890	374
Net cash provided by (used in) operating activities	52,423	49,466	63,718

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	9,689	367,956	184,043
Maturities, redemptions and calls	5,305,739	3,790,466	2,163,138
Purchases	(4,929,747)	(5,341,602)	(2,902,425)
Commercial mortgage loans and syndicated loans:
Sales, maturities and repayments	52,826	50,281	41,106
Purchases and fundings	(64,456)	(106,828)	(68,034)
Equity securities:
Sales	—	614	—
Certificate loans, net	27	190	116
Net cash provided by (used in) investing activities	374,078	(1,238,923)	(582,056)

Cash Flows from Financing Activities
Payments from certificate holders and other additions	5,110,412	6,238,282	4,724,758
Certificate maturities and cash surrenders	(5,488,797)	(4,744,517)	(4,262,138)
Capital contribution from parent	4,500	32,500	5,000
Dividend to parent	(73,701)	—	(15,000)
Net cash provided by (used in) financing activities	(447,586)	1,526,265	452,620

Net increase (decrease) in cash and cash equivalents	(21,085)	336,808	(65,718)
Cash and cash equivalents at beginning of period	405,279	68,471	134,189
Cash and cash equivalents at end of period	$384,194	$405,279	$68,471

Supplemental disclosures including non-cash transactions:
Cash paid (received) for income taxes	$15,133	$21,001	$21,995
Cash paid for interest	131,930	84,003	47,850
See Notes to Consolidated Financial Statements.

Ameriprise Certificate Company

Notes to Consolidated Financial Statements
1. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Nature of Business
Ameriprise Certificate Company (“ACC”) is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial” or the “Parent”). ACC is registered as an investment company under the Investment Company Act of 1940 (the “1940 Act”) and is in the business of issuing face-amount investment certificates. Face-amount certificates issued by ACC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by ACC, at its discretion. The certificates issued by ACC are not insured by any government agency or other entity. ACC’s certificates are distributed and sold solely by Ameriprise Financial Services, LLC (“AFS”) (previously known as Ameriprise Financial Services, Inc. until January 2020), an affiliate of ACC. AFS is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.
As of December 31, 2019, ACC offered five different certificate products to the public. ACC is impacted by significant changes in interest rates as interest crediting rates on certificate products generally reset at shorter intervals than the change in the yield on ACC’s investment portfolio. The specified maturities of most of ACC’s certificate products range from ten to twenty years. Within that maturity period, most certificates have interest crediting rate terms ranging from three to 48 months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at term’s end. In addition, two types of certificate products (only one currently sold) have interest tied, in whole or in part, to a broad-based stock market index. In general, ACC’s certificate products are available as qualified investments for Individual Retirement Accounts, 401(k) plans and other qualified retirement plans.
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
Certain reclassifications of prior period amounts have been made to conform to the current presentation. Interest income from commercial paper classified as cash equivalents was reclassified from other investment income to interest income: cash and cash equivalents on the Consolidated Statements of Operations.
In 2019, ACC recorded a $723 thousand decrease to net provision for certificate reserves for an out-of-period correction related to Stock Market Certificate (“SMC”) embedded derivatives. The impact to prior period financial statements was not material.
Prior to June 2019, ACC had an agreement with Ameriprise Financial to settle with cash the change in its deferred federal income taxes on a quarterly basis. In the third quarter of 2019, it was determined that the cash settlements should have been reflected as a capital contribution for cash receipts from Ameriprise Financial and a dividend for cash payments to Ameriprise Financial. The deferred federal income taxes should have remained on ACC’s Consolidated Balance Sheet as the related assets, primarily investments, and liabilities remained on ACC’s Consolidated Balance Sheet. ACC’s Consolidated Balance Sheet as of December 31, 2019 has been adjusted to reflect the cumulative amount of cash receipts from and cash payments to Ameriprise Financial for the settlement of deferred federal income taxes as contributions and dividends, respectively. The correction of the misclassification resulted in a $42.2 million increase to additional paid-in capital and a $42.2 million decrease to retained earnings as of December 31, 2019. ACC’s payment of $12.7 million to Ameriprise Financial during the second quarter of 2019 has been reflected as a dividend and is included in the $42.2 million decrease to retained earnings. The impact to prior period financial statements was not material.
Amounts Based on Estimates and Assumptions
Accounting estimates are an integral part of the Consolidated Financial Statements. In part, they are based upon assumptions concerning future events. Among the more significant are those that relate to investment securities valuation and recognition of other-than-temporary impairments and income taxes and the recognition of deferred tax assets and liabilities. These accounting estimates reflect the best judgment of management and actual results could differ.
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
When the fair value of an investment is less than its amortized cost, ACC assesses whether or not: (i) it has the intent to sell the security (made a decision to sell) or (ii) it is more likely than not that ACC will be required to sell the security before its anticipated recovery. If either of these conditions exist, an other-than-temporary impairment is considered to have occurred and ACC recognizes an other-than-temporary impairment for the difference between the investment’s amortized cost and its fair value through earnings. For securities that do not meet the above criteria and ACC does not expect to recover a security’s amortized cost, the security is also considered other-than-temporarily impaired. For these securities, ACC separates the total impairment into the credit loss component and the amount of the loss related to other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss), net of income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, the difference between the amortized cost and the cash flows expected to be collected is accreted as interest income if through subsequent evaluation there is a sustained increase in the cash flow expected. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in other comprehensive income (loss).
ACC provides a supplemental disclosure on the face of its Consolidated Statements of Operations that presents: (i) total other-than-temporary impairment losses recognized during the period and (ii) the portion of other-than-temporary impairment losses recognized in other comprehensive income (loss). The sum of these amounts represents the credit-related portion of other-than-temporary impairments that were recognized in earnings during the period. The portion of other-than-temporary losses recognized in other comprehensive income (loss) includes: (i) the portion of other-than-temporary impairment losses related to factors other than credit recognized during the period and (ii) reclassifications of other-than-temporary impairment losses previously determined to be related to factors other than credit that are determined to be credit-related in the current period. The amount presented on the Consolidated Statements of Operations as the portion of other-than-temporary losses recognized in other comprehensive income (loss) excludes subsequent increases and decreases in the fair value of these securities.
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
Nonaccrual Loans
Generally, loans are evaluated for or placed on nonaccrual status when either the collection of interest or principal has become 90 days past due or is otherwise considered doubtful of collection. When a loan is placed on nonaccrual status, unpaid accrued interest is reversed. Interest payments received on loans on nonaccrual status are generally applied to principal unless the remaining principal balance has been determined to be fully collectible.
Commercial mortgage loans are evaluated for impairment when the loan is considered for nonaccrual status, restructured or foreclosure proceedings are initiated on the property. If it is determined that the fair value is less than the current loan balance, it is written down to fair value less estimated selling costs. Foreclosed property is recorded as real estate owned.
Allowance for Loan Losses
Management determines the adequacy of the allowance for loan losses based on the overall loan portfolio composition, recent and historical loss experience, and other pertinent factors, including, when applicable, internal risk ratings, loan-to-value ratios, debt service coverage and occupancy rates, along with current economic and market conditions. This evaluation is inherently subjective as it requires estimates, which may be susceptible to significant change.
ACC determines the amount of the allowance based on management’s assessment of relative risk characteristics of the loan portfolio. The allowance is recorded for homogeneous loan categories on a pool basis, based on an analysis of product mix and risk characteristics of the portfolio, including geographic concentration, bankruptcy experiences, and historical losses, adjusted for current trends and market conditions.
While ACC attributes portions of the allowance to specific loan pools as part of the allowance estimation process, the entire allowance is available to absorb losses inherent in the total loan portfolio. The allowance is increased through provisions charged to net realized gain (loss) on investments and reduced/increased by net charge-offs/recoveries.
Impaired Loans
ACC considers a loan to be impaired when, based on current information and events, it is probable ACC will not be able to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans may also include loans that have been modified in troubled debt restructurings as a concession to borrowers experiencing financial difficulties. Management evaluates for impairment all restructured loans and loans with higher impairment risk factors. Factors used by ACC to determine whether all amounts due on commercial mortgage loans will be collected, include but are not limited to, the financial condition of the borrower, performance of the underlying properties, collateral and/or guarantees on the loan, and the borrower’s estimated future ability to pay based on property type and geographic location. The impairment recognized is measured as the excess of the loan’s recorded investment over: (i) the present value of its expected principal and interest payments discounted at the loan’s effective interest rate; (ii) the fair value of collateral; or (iii) the loan’s observable market price.
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
ACC’s provision for income taxes represents the net amount of income taxes that ACC expects to pay or to receive from various taxing jurisdictions in connection with its operations. ACC provides for income taxes based on amounts that ACC believes it will ultimately owe taking into account the recognition and measurement for uncertain tax positions. Inherent in the provision for income taxes are estimates and judgments regarding the tax treatment of certain items.
In connection with the provision for income taxes, ACC’s Consolidated Financial Statements reflect certain amounts related to deferred tax assets and liabilities, which result from temporary differences between the assets and liabilities measured for financial statement purposes versus the assets and liabilities measured for tax return purposes.
ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Based on analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of December 31, 2019.
Changes in tax rates and tax law are accounted for in the period of enactment. Deferred tax assets and liabilities are adjusted for the effect of a change in tax laws or rates and the effect is included in income. See Note 12 for further discussion on the enactment of the Tax Cuts and Jobs Act (“Tax Act”) and the impact to ACC’s provision for income taxes for the year ended December 31, 2017.
Recent Accounting Pronouncements
Adoption of New Accounting Standards
Income Statement – Reporting Comprehensive Income – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the Financial Accounting Standards Board (“FASB”) updated the accounting standards related to the presentation of tax effects stranded in accumulated other comprehensive income (“AOCI”). The update allows a reclassification from AOCI to retained earnings for tax effects stranded in AOCI resulting from the legislation commonly referred to as the Tax Act. The election of the update was optional. The update was effective for fiscal years beginning after December 15, 2018. Entities could record the impacts either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. ACC adopted the standard on January 1, 2019 and elected not to reclassify the stranded tax effects in AOCI.
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
Future Adoption of New Accounting Standards
Income Taxes – Simplifying the Accounting for Income Taxes
In December 2019, the FASB updated the accounting standards to simplify the accounting for income taxes. The update eliminates certain exceptions to accounting principles related to intraperiod tax allocation (prospective basis), deferred tax liabilities related to outside basis differences (modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption) and year-to-date losses in interim periods (prospective basis). The update also amends existing guidance related to situations when an entity receives a step-up in the tax basis of goodwill (prospective basis), allocation of income tax expense when members of a consolidated tax filing group issue separate financial statements (retrospective basis for all periods presented), interim recognition of enactment of tax laws or rate changes (prospective basis) and franchise taxes and other taxes partially based on income (retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption). The standard is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The method of adoption is noted parenthetically after each amendment above. ACC is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.
Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB updated the accounting standards related to accounting for credit losses on certain types of financial instruments. The update replaces the current incurred loss model for estimating credit losses with a new model that requires an entity to estimate the credit losses expected over the life of the asset. Generally, the initial estimate of the expected credit losses and subsequent changes in the estimate will be reported in current period earnings and recorded through an allowance for credit losses on the balance sheet. The current credit loss model for Available-for-Sale debt securities does not change; however, the credit loss calculation and subsequent recoveries are required to be recorded through an allowance. The standard is effective for interim and annual periods beginning after December 15, 2019. A modified retrospective cumulative adjustment to retained earnings should be recorded as of the first reporting period in which the guidance is effective for loans, receivables, and other financial instruments subject to the new expected credit loss model. Prospective adoption is required for establishing an allowance related to Available-for-Sale debt securities, certain beneficial interests, and financial assets purchased with a more-than-insignificant amount of credit deterioration since origination. ACC adopted the standard on January 1, 2020. The adoption of this update did not have a material impact on ACC’s consolidated results of operations or financial condition.

2. Deposit of Assets and Maintenance of Qualified Assets
Under the provisions of its certificates and the 1940 Act, ACC was required to have cash and “qualified assets” (as defined in Section 28(b) of the 1940 Act, as modified by an exemptive order of the SEC) in the amount of $7.5 billion and $7.9 billion as of December 31, 2019 and 2018, respectively. ACC reported Qualified Assets of $8.0 billion and $8.4 billion as of December 31, 2019 and 2018, respectively. Qualified Assets excluded net unrealized pretax gains on Available-for-Sale securities of $14.0 million and net unrealized pretax losses on Available-for-Sale securities $47.0 million as of December 31, 2019 and 2018, respectively. Additionally, Qualified Assets excluded payables to brokers, dealers and clearing organizations of $52.6 million and $98.9 million as of December 31, 2019 and 2018, respectively.
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
Pursuant to provisions of the certificates, the 1940 Act, the Depository and Custodial Agreement and requirements of various states, Qualified Assets of ACC were deposited as follows:

	December 31, 2019
	Deposits	Required Deposits	Excess
	(in thousands)
Deposits to meet certificate liability requirements:
Pennsylvania and New Jersey (at market value)	$255	$130	$125
Texas and Illinois (at par value)	160	150	10
Custodian	7,998,357	7,529,648	468,709
Total	$7,998,772	$7,529,928	$468,844

	December 31, 2018
	Deposits	Required Deposits	Excess
	(in thousands)
Deposits to meet certificate liability requirements:
Pennsylvania and New Jersey (at market value)	$244	$130	$114
Texas and Illinois (at par value)	190	150	40
Custodian	8,303,600	7,893,325	410,275
Total	$8,304,034	$7,893,605	$410,429
The assets on deposit with the Custodian (or its subcustodian) as of December 31, 2019 and 2018 consisted of securities and other loans having a deposit value of $7.5 billion and $7.9 billion, respectively, mortgage loans on real estate of $123.0 million and $112.4 million, respectively, and other investments of $365.9 million and $360.6 million, respectively. There were $51.8 million and $98.9 million of payables to brokers, dealers and clearing organizations related to these assets on deposit as of December 31, 2019 and 2018, respectively.
Ameriprise Trust Company (“ATC”) is the Custodian for ACC. ATC has appointed JPMorgan Chase Bank, N.A. as its subcustodian. See Note 7 for information on related party transactions.

3. Investments
Available-for-Sale securities distributed by type were as follows:

Description of Securities	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$3,052,502	$16,238	$(9,022)	$3,059,718	$—
Corporate debt securities	519,365	5,580	(108)	524,837	3
Commercial mortgage backed securities	1,452,823	1,017	(2,949)	1,450,891	—
Asset backed securities	627,380	3,485	(1,162)	629,703	—
State and municipal obligations	32,622	223	(105)	32,740	—
U.S. government and agency obligations	1,678,122	762	(1)	1,678,883	—
Total	$7,362,814	$27,305	$(13,347)	$7,376,772	$3

Description of Securities	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$3,073,657	$7,639	$(27,593)	$3,053,703	$—
Corporate debt securities	1,027,462	488	(9,133)	1,018,817	3
Commercial mortgage backed securities	1,211,468	276	(13,764)	1,197,980	—
Asset backed securities	667,332	2,867	(7,468)	662,731	—
State and municipal obligations	62,032	60	(502)	61,590	—
U.S. government and agency obligations	1,739,757	250	(78)	1,739,929	—
Total	$7,781,708	$11,580	$(58,538)	$7,734,750	$3
(1) Represents the amount of other-than-temporary impairment (“OTTI”) losses in AOCI. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.
As of December 31, 2019 and 2018, investment securities with a fair value of $133 thousand and $42 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.
As of both December 31, 2019 and 2018, fixed maturity securities comprised approximately 92% of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. As of December 31, 2019 and 2018, approximately $8.3 million and $36.1 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC, using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	December 31, 2019			December 31, 2018
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$6,551,393	$6,554,916	89%	$6,247,699	$6,209,709	80%
AA	127,621	128,753	2	221,126	220,466	3
A	289,553	293,204	4	497,428	493,964	6
BBB	381,044	386,791	5	782,284	777,928	10
Below investment grade	13,203	13,108	—	33,171	32,683	1
Total fixed maturities	$7,362,814	$7,376,772	100%	$7,781,708	$7,734,750	100%
As of December 31, 2019 and 2018, approximately 32% and 34%, respectively, of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	December 31, 2019
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	64	$987,968	$(3,731)	90	$776,834	$(5,291)	154	$1,764,802	$(9,022)
Corporate debt securities	1	1,201	—	8	52,348	(108)	9	53,549	(108)
Commercial mortgage backed securities	33	891,414	(1,662)	24	232,184	(1,287)	57	1,123,598	(2,949)
Asset backed securities	8	59,048	(95)	14	183,116	(1,067)	22	242,164	(1,162)
State and municipal obligations	—	—	—	1	2,705	(105)	1	2,705	(105)
U.S. government and agency obligations	2	99,606	(1)	—	—	—	2	99,606	(1)
Total	108	$2,039,237	$(5,489)	137	$1,247,187	$(7,858)	245	$3,286,424	$(13,347)

Description of Securities	December 31, 2018
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	97	$1,125,780	$(8,273)	113	$1,012,582	$(19,320)	210	$2,138,362	$(27,593)
Corporate debt securities	35	376,774	(3,027)	43	492,955	(6,106)	78	869,729	(9,133)
Commercial mortgage backed securities	39	892,856	(5,245)	24	240,762	(8,519)	63	1,133,618	(13,764)
Asset backed securities	23	296,298	(3,815)	23	272,466	(3,653)	46	568,764	(7,468)
State and municipal obligations	7	28,640	(103)	9	18,482	(399)	16	47,122	(502)
U.S. government and agency obligations	10	721,934	(78)	—	—	—	10	721,934	(78)
Total	211	$3,442,282	$(20,541)	212	$2,037,247	$(37,997)	423	$5,479,529	$(58,538)
As part of ACC’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is attributable to lower interest rates as well as tighter credit spreads.
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for OTTI related to credit losses on Available-for-Sale securities for which a portion of the securities’ total OTTI was recognized in OCI:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Beginning balance	$—	$—	$46,522
Reductions for securities sold during the period (realized)	—	—	(46,715)
Credit losses for which an other-than-temporary impairment was previously recognized	—	—	193
Ending balance	$—	$—	$—
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

The following table presents a rollforward of the net unrealized gains (losses) on Available-for-Sale securities included in AOCI:

	Net Unrealized Gains (Losses) on Securities	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Gains (Losses) on Securities
	(in thousands)
Balance at January 1, 2017	$(8,195)	$3,030	$(5,165)
Net unrealized gains (losses) on securities arising during the period (1)	10,637	(3,285)	7,352
Reclassification of net (gains) losses on securities included in net income	(12,021)	4,207	(7,814)
Balance at December 31, 2017	(9,579)	3,952	(5,627)	(2)
Cumulative effect of adoption of equity securities guidance	3	(1)	2
Net unrealized gains (losses) on securities arising during the period (1)	(37,534)	9,208	(28,326)
Reclassification of net (gains) losses on securities included in net income	152	(32)	120
Balance at December 31, 2018	(46,958)	13,127	(33,831)	(2)
Net unrealized gains (losses) on securities arising during the period (1)	61,110	(14,863)	46,247
Reclassification of net (gains) losses on securities included in net income	(194)	41	(153)
Balance at December 31, 2019	$13,958	$(1,695)	$12,263	(2)
(1) Net unrealized gains (losses) on securities arising during the period include OTTI losses on Available-for-Sale securities related to factors other than credit that were recognized in OCI during the period.
(2) Includes $2 thousand of noncredit related impairments on securities and net unrealized gains (losses) on previously impaired securities as of December 31, 2019, 2018 and 2017.
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Gross realized investment gains	$265	$909	$14,553
Gross realized investment losses	(71)	(1,061)	(2,339)
Other-than-temporary impairments	—	—	(193)
Total	$194	$(152)	$12,021
Other-than-temporary impairments for the year ended December 31, 2017 are related to credit losses on non-agency residential mortgage backed securities.
Available-for-Sale securities by contractual maturity as of December 31, 2019 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$1,996,523	$1,998,340
Due after one year through five years	233,377	237,865
Due after five years through 10 years	209	255
Due after 10 years	—	—
	2,230,109	2,236,460
Residential mortgage backed securities	3,052,502	3,059,718
Commercial mortgage backed securities	1,452,823	1,450,891
Asset backed securities	627,380	629,703
Total	$7,362,814	$7,376,772
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
Allowance for Loan Losses
The following table presents a rollforward of the allowance for loan losses for commercial mortgage loans and syndicated loans for the years ended and the ending balance of the allowance for loan losses by impairment method:

	December 31,
	2019	2018	2017
	(in thousands)
Beginning balance	$3,120	$3,283	$3,283
Charge-offs	(98)	(163)	—
Ending balance	$3,022	$3,120	$3,283

Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	3,022	3,120	3,283
The recorded investment in commercial mortgage loans and syndicated loans by impairment method was as follows:

	December 31,
	2019	2018
	(in thousands)
Individually evaluated for impairment	$2,278	$3,783
Collectively evaluated for impairment	270,603	259,515
Total	$272,881	$263,298
As of December 31, 2019 and 2018, ACC’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $2.3 million and $3.8 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to ACC’s total loan balance.
Purchases and sales of loans were as follows:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Purchases
Syndicated loans	$40,306	$83,763	$44,141
Sales
Syndicated loans	$10,765	$7,054	$4,476
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $2.3 million and nil as of December 31, 2019 and 2018, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were nil as of both December 31, 2019 and 2018. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, ACC reviews the concentrations of credit risk by region and property type.

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31,		December 31,
	2019	2018	2019	2018
	(in thousands)
East North Central	$6,424	$5,642	5%	5%
East South Central	4,266	6,253	4	5
Middle Atlantic	15,495	14,443	12	13
Mountain	13,556	9,794	11	9
New England	7,191	7,392	6	6
Pacific	39,342	37,147	31	32
South Atlantic	18,835	21,479	15	19
West North Central	7,396	6,132	6	5
West South Central	12,876	6,493	10	6
	125,381	114,775	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$123,040	$112,434
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31,		December 31,
	2019	2018	2019	2018
	(in thousands)
Apartments	$32,162	$26,795	25%	23%
Industrial	24,969	27,162	20	24
Mixed use	12,105	7,646	10	7
Office	14,952	16,087	12	14
Retail	39,719	34,814	32	30
Hotel	432	607	—	1
Other	1,042	1,664	1	1
	125,381	114,775	100%	100%
Less: allowance for loan losses	2,341	2,341
Total	$123,040	$112,434
Syndicated Loans
The recorded investment in syndicated loans as of December 31, 2019 and 2018 was $147.5 million and $148.5 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication.
Troubled Debt Restructurings
There were no loans restructured by ACC during the years ended December 31, 2019, 2018 and 2017. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

5. Certificate Reserves
Reserves maintained on outstanding certificates have been computed in accordance with the provisions of the certificates and Section 28 of the 1940 Act. The average rates of accumulation on certificate reserves were as follows:

	December 31, 2019
	Reserve Balance	Average Gross Accumulation Rates (3)	Average Additional Credit Rates (4)
	(in thousands, except percentages)
Installment certificates:
Reserves to mature:
Without guaranteed rates (1)	$5,371	1.05%	1.05%
Fully paid certificates:
Reserves to mature:
With guaranteed rates	5,710	3.19%	0.01%
Without guaranteed rates (1)	7,063,066	1.37%	1.37%
Equity indexed (2)	434,412	N/A	N/A
Additional credits and accrued interest:
With guaranteed rates	41	2.95%	—
Without guaranteed rates (1)	13,284	N/A	N/A
Due to unlocated certificate holders	439	N/A	N/A
Total	$7,522,323

	December 31, 2018
	Reserve Balance	Average Gross Accumulation Rates (3)	Average Additional Credit Rates (4)
	(in thousands, except percentages)
Installment certificates:
Reserves to mature:
Without guaranteed rates (1)	$8,814	1.39%	1.39%
Fully paid certificates:
Reserves to mature:
With guaranteed rates	6,296	3.17%	0.01%
Without guaranteed rates (1)	7,412,609	1.62%	1.62%
Equity indexed (2)	458,501	N/A	N/A
Additional credits and accrued interest:
With guaranteed rates	57	2.96%	—
Without guaranteed rates (1)	5,453	N/A	N/A
Due to unlocated certificate holders	234	N/A	N/A
Total	$7,891,964
N/A Not Applicable.
(1) There is no minimum rate of accrual on these reserves. Interest is declared periodically, quarterly, or annually in accordance with the terms of the separate series of certificates.
(2) Ameriprise Stock Market Certificate and Ameriprise Market Strategy Certificate enable the certificate owner to participate in any relative rise in a major stock market index up to a cap without risking loss of principal. The certificates have market participation terms of 52, 104 or 156 weeks and may continue for up to 15 years. The reserve balances on these certificates as of December 31, 2019 and 2018 were $462.9 million and $482.0 million, respectively.
(3) The average gross accumulation rate is the additional credit rate plus the guaranteed minimum rate, if applicable, based on the weighted-average reserves as of December 31, 2019 and 2018.
(4) The average additional credit rate is the declared interest rate in excess of the guaranteed minimum rate, if applicable, based on the weighted-average reserves as of December 31, 2019 and 2018.

On certain series of single payment certificates, additional interest is pre-declared for periods greater than one year. The retained earnings appropriated for the pre-declared additional interest as of December 31, 2019 and 2018 was $321 thousand and $910 thousand, respectively, which reflects the difference between certificate reserves on these series, calculated on a statutory basis, and the reserves maintained per books.
The carrying amounts of net certificate reserves consisted of the following:

	December 31,
	2019	2018
	(in thousands)
Reserves with terms of one year or less	$7,197,839	$7,517,277
Other	324,484	374,687
Total certificate reserves	7,522,323	7,891,964
Unapplied certificate transactions	810	4,697
Certificate loans and accrued interest	(219)	(247)
Total	$7,522,914	$7,896,414
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
ACC has also entered into a written understanding with the Minnesota Department of Commerce that ACC will maintain capital equal to at least 5% of the assets of ACC (less outstanding certificate loans). To the extent that payment of a dividend would decrease this ratio below the required 5%, payment of a dividend would be restricted. When computing its capital for these purposes, ACC values its assets on the basis of statutory accounting for insurance companies rather than GAAP. ACC is subject to examination and supervision by the Minnesota Department of Commerce (Banking Division).
Ameriprise Financial and ACC entered into a Capital Support Agreement on March 2, 2009, pursuant to which Ameriprise Financial agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements. Effective April 30, 2014, this agreement was amended to revise the maximum commitment to $50.0 million. For the year ended December 31, 2019, Ameriprise Financial has not infused any additional capital into ACC under this agreement.
7. Related Party Transactions
Distribution Services
Distribution fees payable to AFS on sales of ACC’s certificates are based upon terms of agreements giving AFS the right to distribute the certificates covered under the agreements. The agreements provide for payment of fees over a period of time.
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
ACC’s fees payable for distribution, investment advisory, transfer agent and depository services are included in Due to related party on the Consolidated Balance Sheets. The fees ACC incurred for these services are included in Ameriprise Financial and affiliated company fees on the Consolidated Statements of Operations.
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
Valuation Hierarchy
ACC categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by ACC’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$365,867	$—	$365,867
Available-for-Sale securities:
Residential mortgage backed securities	—	3,059,718	—	3,059,718
Corporate debt securities	—	510,567	14,270	524,837
Commercial mortgage backed securities	—	1,450,891	—	1,450,891
Asset backed securities	—	624,869	4,834	629,703
State and municipal obligations	—	32,740	—	32,740
U.S. government and agency obligations	1,678,883	—	—	1,678,883
Total Available-for-Sale securities	1,678,883	5,678,785	19,104	7,376,772
Equity securities	—	116	72	188
Equity derivative contracts	6	56,038	—	56,044
Total assets at fair value	$1,678,889	$6,100,806	$19,176	$7,798,871

Liabilities
Stock market certificate embedded derivatives	$—	$13,961	$—	$13,961
Equity derivative contracts	—	43,598	—	43,598
Total liabilities at fair value	$—	$57,559	$—	$57,559

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$360,580	$—	$360,580
Available-for-Sale securities:
Residential mortgage backed securities	—	2,991,115	62,588	3,053,703
Corporate debt securities	—	976,975	41,842	1,018,817
Commercial mortgage backed securities	—	1,178,193	19,787	1,197,980
Asset backed securities	—	662,731	—	662,731
State and municipal obligations	—	61,590	—	61,590
U.S. government and agency obligations	1,739,929	—	—	1,739,929
Total Available-for-Sale securities	1,739,929	5,870,604	124,217	7,734,750
Equity securities	—	466	—	466
Equity derivative contracts	6	13,173	—	13,179
Total assets at fair value	$1,739,935	$6,244,823	$124,217	$8,108,975

Liabilities
Stock market certificate embedded derivatives	$—	$6,145	$—	$6,145
Equity derivative contracts	—	8,209	—	8,209
Total liabilities at fair value	$—	$14,354	$—	$14,354

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	Available-for-Sale Securities						Equity Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in thousands)
Balance, January 1, 2019	$62,588	$41,842	$19,787	$—	$124,217		$—
Total gains (losses) included in:
Net income	21	(56)	—	17	(18)	(1)	(273)	(2)
Other comprehensive income (loss)	116	484	—	(11)	589		—
Purchases	72,883	—	—	—	72,883		—
Settlements	(6,881)	(28,000)	—	—	(34,881)		—
Transfers into Level 3	—	—	—	4,828	4,828		465
Transfers out of Level 3	(128,727)	—	(19,787)	—	(148,514)		(120)
Balance, December 31, 2019	$—	$14,270	$—	$4,834	$19,104		$72
Changes in unrealized gains (losses) relating to assets held at December 31, 2019	$—	$(46)	$—	$17	$(29)	(1)	$(276)	(2)

	Available-for-Sale Securities						Equity Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in thousands)
Balance, January 1, 2018	$68,710	$67,341	$—	$—	$136,051		$28
Total gains (losses) included in:
Net income	18	(229)	1	—	(210)	(1)	—
Other comprehensive income (loss)	(389)	(270)	(1)	—	(660)		—
Purchases	59,999	—	59,787	12,333	132,119		—
Settlements	(23,352)	(25,000)	—	—	(48,352)		—
Transfers out of Level 3	(42,398)	—	(40,000)	(12,333)	(94,731)		(28)
Balance, December 31, 2018	$62,588	$41,842	$19,787	$—	$124,217		$—
Changes in unrealized gains (losses) relating to assets held at December 31, 2018	$104	$(61)	$1	$—	$44	(1)	$—

	Available-for-Sale Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in thousands)
Balance, January 1, 2017	$153,183	$154,156	$—	$30,788	$717	$338,844
Total gains (losses) included in:
Net income	100	(451)	—	6	123	(222)	(3)
Other comprehensive income (loss)	168	(545)	—	61	188	(128)
Purchases	65,138	13,481	30,000	374	—	108,993
Sales	—	—	—	—	(249)	(249)
Settlements	(36,642)	(99,300)	—	(13,625)	—	(149,567)
Transfers into Level 3	20,182	—	—	16,232	3,568	39,982
Transfers out of Level 3	(133,419)	—	(30,000)	(33,836)	(4,319)	(201,574)
Balance, December 31, 2017	$68,710	$67,341	$—	$—	$28	$136,079
Changes in unrealized gains (losses) relating to assets held at December 31, 2017	$—	$(383)	$—	$—	$—	$(383)	(1)
(1) Included in investment income in the Consolidated Statements of Operations.
(2) Included in net realized gain (loss) on investments in the Consolidated Statements of Operations.
(3) Represents a $0.1 million gain included in net realized gain (loss) on investments and a $0.3 million loss included in investment income in the Consolidated Statements of Operations.

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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets:

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$14,267	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9% - 1.1%	1.0%

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$41,839	Discounted cash flow	Yield/spread to U.S. Treasuries	1.2% - 1.6%	1.3%
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
Derivatives
The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of December 31, 2019 and 2018. See Note 9 and Note 10 for further information on the credit risk of derivative instruments and related collateral.
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

	December 31, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$146,819	$—	$140,294	$6,287	$146,581
Commercial mortgage loans	123,040	—	—	125,873	125,873
Certificate loans	216	—	216	—	216
Financial Liabilities
Certificate reserves	$7,508,362	$—	$—	$7,497,180	$7,497,180

	December 31, 2018
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$147,744	$—	$130,007	$11,444	$141,451
Commercial mortgage loans	112,434	—	—	111,768	111,768
Certificate loans	243	—	243	—	243
Financial Liabilities
Certificate reserves	$7,885,819	$—	$—	$7,844,724	$7,844,724
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	December 31, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$56,038	$—	$56,038	$(43,598)	$(12,185)	$255
Exchange-traded	6	—	6	—	—	6
Total	$56,044	$—	$56,044	$(43,598)	$(12,185)	$261

	December 31, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$13,173	$—	$13,173	$(8,209)	$(4,553)	$411
Exchange-traded	6	—	6	—	—	6
Total	$13,179	$—	$13,179	$(8,209)	$(4,553)	$417
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	December 31, 2019
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$43,598	$—	$43,598	$(43,598)	$—	$—
Total	$43,598	$—	$43,598	$(43,598)	$—	$—

	December 31, 2018
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$8,209	$—	$8,209	$(8,209)	$—	$—
Total	$8,209	$—	$8,209	$(8,209)	$—	$—
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
ACC uses derivatives as economic hedges of equity risk related to SMC. ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	December 31, 2019			December 31, 2018
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Equity contracts (1)	$742,387	$56,044	$43,598	$828,182	$13,179	$8,209
Embedded derivatives
Stock market certificates (2)	N/A	—	13,961	N/A	—	6,145
Total derivatives	$742,387	$56,044	$57,559	$828,182	$13,179	$14,354
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
The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Years Ended December 31,
		2019		2018	2017
		(in thousands)
Equity contracts
Stock market certificates	Net provision for certificate reserves	$10,743		$(3,645)	$4,166
Stock market certificates embedded derivatives	Net provision for certificate reserves	(9,317)	(1)	4,027	(4,174)
Total		$1,426		$382	$(8)
(1) This amount includes the impact of an out-of-period correction recorded in 2019. See Note 1 for more information.
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

Ameriprise Step-Up Rate Certificates (“SRC”) offer the ability to step up to a higher crediting rate based upon the then-current rate for a new SRC with the same term. ACC does not currently hedge the interest rate risk related to the SRC product. The SRC product contains an embedded derivative, which was not material as of both December 31, 2019 and 2018.
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
11. Shareholder’s Equity
The following table provides information related to amounts reclassified from AOCI for the years ended December 31:

Accumulated Other Comprehensive Income (Loss) Reclassification	Location of (Gain) Loss Recognized in Income	2019	2018
		(in thousands)
Unrealized net (gains) losses on Available-for-Sale securities	Net realized gain (loss) on investments	$(194)	$152
Tax expense (benefit)	Income tax expense (benefit)	41	(32)
Net of tax		$(153)	$120
ACC received cash contributions of $4.5 million and $32.5 million from Ameriprise Financial during the years ended December 31, 2019 and 2018, respectively. ACC received these contributions to maintain compliance with capital requirements due to growth of the business, and these contributions were outside of the Capital Support Agreement between Ameriprise Financial and ACC. See Note 6 for additional information on the Capital Support Agreement.
ACC paid dividends of $73.7 million and nil to Ameriprise Financial during the years ended December 31, 2019 and 2018, respectively. The dividends for the year ended December 31, 2019 include ACC’s payment of $12.7 million to Ameriprise Financial in the second quarter of 2019 for the settlement of deferred federal income taxes. See Note 1 for more information.
12. Income Taxes
The components of income tax provision were as follows:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Current income tax:
Federal	$14,167	$12,995	$25,319
State and local	2,398	1,745	3,047
Total current income tax	16,565	14,740	28,366
Deferred income tax:
Federal	(2,295)	913	2,016
State and local	(421)	111	(192)
Total deferred income tax	(2,716)	1,024	1,824
Total income tax provision	$13,849	$15,764	$30,190
On December 22, 2017, the Tax Act was signed into law. The provision for income taxes for the year ended December 31, 2017 included an expense of $3.4 million due to the enactment of the Tax Act. The $3.4 million expense included: 1) a $3.0 million expense for the remeasurement of deferred tax assets and liabilities to the Tax Act’s statutory rate of 21%; and 2) a $371 thousand expense for the remeasurement of tax contingencies, specifically state tax contingencies and interest accrued for tax contingencies. In 2018, ACC finalized its accounting related to the Tax Act and determined no adjustments were necessary.

The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rates of 21% for 2019 and 2018 and 35% for 2017 were as follows:

	Years Ended December 31,
	2019	2018	2017
Tax at U.S. statutory rate	21.0%	21.0%	35.0%
Changes in taxes resulting from:
State income tax, net	2.7	2.4	2.5
Uncertain tax positions	—	1.8	—
Impact of the Tax Act	—	—	4.6
Other	0.3	0.6	(1.4)
Income tax provision	24.0%	25.8%	40.7%
In December 2017, the Tax Act reduced federal income tax rates from 35% to 21% for tax years after 2017. The decrease in the effective tax rate for the year ended December 31, 2019 compared to 2018 was primarily due to a decrease in current year additions to uncertain tax positions. The decrease in the effective tax rate for the year ended December 31, 2018 compared to 2017 was primarily due to the reduced income tax rate.
In June 2019, ACC terminated its agreement with Ameriprise Financial to settle with cash the change in its deferred federal income taxes on a quarterly basis. The final settlement was paid during the second quarter of 2019 and effectively repaid all previous deferred federal income tax settlements that ACC had received. During the years ended December 31, 2019 and 2018, ACC paid Ameriprise Financial $12.7 million and Ameriprise Financial paid ACC $12.4 million, respectively, for the settlement of deferred federal income taxes. Prior to the termination of this agreement, ACC’s deferred federal income taxes were presented net in Taxes receivable from parent or Taxes payable to parent on ACC’s Consolidated Balance Sheets. ACC had net deferred federal income taxes payable to Ameriprise Financial of $1.9 million as of December 31, 2018. See Note 1 for more information.
Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. Deferred income tax assets and liabilities are measured at the statutory rate of 21% as of both December 31, 2019 and 2018. The significant components of ACC’s deferred income tax assets and liabilities, which are included in Deferred taxes, net on the Consolidated Balance Sheets, were as follows:

	December 31,
	2019	2018
	(in thousands)
Deferred income tax assets:
Certificate reserves	$5,022	$304
Investment unrealized losses, net	—	2,020
Other	162	58
Total deferred income tax assets	5,184	2,382
Deferred income tax liabilities:
Investment unrealized gains, net	3,365	—
Investments, including bond discounts and premiums	831	80
Total deferred income tax liabilities	4,196	80
Net deferred income tax assets	$988	$2,302
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2019	2018	2017
	(in thousands)
Balance at January 1	$3,770	$2,531	$2,486
Additions based on tax positions related to the current year	715	1,112	1,217
Additions for tax positions of prior years	—	127	14
Reductions for tax positions of prior years	(718)	—	(532)
Settlements	—	—	(654)
Balance at December 31	$3,767	$3,770	$2,531

If recognized, approximately $3.0 million, $3.0 million and $2.0 million, net of federal tax benefits, of the unrecognized tax benefits as of December 31, 2019, 2018 and 2017, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. ACC estimates that the total amount of gross unrecognized tax benefits may decrease by $798 thousand in the next 12 months primarily due to state exams.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized increases of $156 thousand and $132 thousand and a decrease of $158 thousand for interest and penalties for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019 and 2018, ACC had a payable of $380 thousand and $224 thousand, respectively, related to accrued interest and penalties.
ACC files income tax returns as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial in the U.S. federal jurisdiction and various states jurisdictions. In the third quarter of 2019, the federal statutes of limitation closed for the 2014 and 2015 tax years. Ameriprise Financial’s tax returns for 2014 and 2015 are effectively settled except for one issue which was claimed on amended returns filed in the second quarter of 2019. The Internal Revenue Service (“IRS”) is currently auditing Ameriprise Financial’s U.S. income tax returns for 2016 and 2017. Ameriprise Financial’s or its subsidiaries’, including ACC’s, state income tax returns are currently under examination by various jurisdictions for years ranging from 2009 through 2017.
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

Ameriprise Certificate Company
Part II. Consolidated Financial Schedules
Schedule I — Investments in Securities of Unaffiliated Issuers
December 31, 2019
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CASH EQUIVALENTS
COMMERCIAL PAPER
AMERICAN ELECTRIC POWER COMPANY INC	1/22/2020	—%	$15,000	$14,983	$14,983
BANK OF NEW YORK MELLON CORP/THE	1/2/2020	—	40,000	39,998	39,998
CENTERPOINT ENERGY INC	1/2/2020	—	35,100	35,098	35,098
CMS ENERGY CORPORATION	1/2/2020	—	21,000	20,999	20,999
CRAWFORD GROUP INC	1/7/2020	—	40,000	39,987	39,987
DUPONT DE NEMOURS INC	1/16/2020	—	44,030	43,992	43,992
EVERSOURCE ENERGY	1/8/2020	—	35,000	34,987	34,987
J M SMUCKER CO	1/7/2020	—	22,800	22,792	22,792
MCKESSON CORP	1/13/2020	—	29,500	29,480	29,480
NISOURCE INC	1/13/2020	—	20,000	19,986	19,986
NISOURCE INC	1/17/2020	—	20,000	19,981	19,981
PPL CORPORATION	1/3/2020	—	4,800	4,799	4,799
PPL CORPORATION	1/6/2020	—	23,600	23,594	23,594
THE SOUTHERN COMPANY	1/10/2020	—	11,200	11,194	11,194
THE SOUTHERN COMPANY	1/14/2020	—	4,000	3,997	3,997
TOTAL COMMERCIAL PAPER				365,867	365,867
TOTAL CASH EQUIVALENTS				365,867	365,867

FIXED MATURITIES
U.S. GOVERNMENT AND AGENCY OBLIGATIONS
UNITED STATES TREASURY BILL	1/2/2020	—	50,000	49,997	49,997
UNITED STATES TREASURY BILL	1/30/2020	—	50,000	49,916	49,945
UNITED STATES TREASURY BILL	2/27/2020	—	75,000	74,779	74,827
UNITED STATES TREASURY BILL	3/26/2020	—	75,000	74,665	74,737
UNITED STATES TREASURY BILL	4/23/2020	—	60,000	59,697	59,718
UNITED STATES TREASURY BILL	5/21/2020	—	60,000	59,635	59,648
UNITED STATES TREASURY BILL	6/18/2020	—	60,000	59,567	59,571
UNITED STATES TREASURY BILL	1/9/2020	—	50,000	49,976	49,987
UNITED STATES TREASURY BILL	1/16/2020	—	50,000	49,957	49,972
UNITED STATES TREASURY BILL	1/23/2020	—	50,000	49,937	49,958
UNITED STATES TREASURY BILL	2/6/2020	—	75,000	74,857	74,891
UNITED STATES TREASURY BILL	2/13/2020	—	75,000	74,828	74,871
UNITED STATES TREASURY BILL	2/20/2020	—	75,000	74,809	74,847
UNITED STATES TREASURY BILL	3/5/2020	—	75,000	74,752	74,805
UNITED STATES TREASURY BILL	3/12/2020	—	75,000	74,725	74,783
UNITED STATES TREASURY BILL	3/19/2020	—	75,000	74,692	74,764
UNITED STATES TREASURY BILL	4/2/2020	—	75,000	74,651	74,713
UNITED STATES TREASURY BILL	4/9/2020	—	60,000	59,730	59,752
UNITED STATES TREASURY BILL	4/16/2020	—	60,000	59,711	59,737
UNITED STATES TREASURY BILL	4/30/2020	—	60,000	59,673	59,698
UNITED STATES TREASURY BILL	5/7/2020	—	60,000	59,679	59,683

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

UNITED STATES TREASURY BILL	5/14/2020	—	60,000	59,654	59,662
UNITED STATES TREASURY BILL	5/28/2020	—	60,000	59,614	59,625
UNITED STATES TREASURY BILL	6/4/2020	—	60,000	59,594	59,609
UNITED STATES TREASURY BILL	6/11/2020	—	60,000	59,590	59,592
UNITED STATES TREASURY BILL	6/25/2020	—	50,000	49,618	49,628
UNITED STATES TREASURY BILL	7/2/2020	—	50,000	49,610	49,609
UNITED STATES TREASURY BOND	11/15/2028	5.250	200	209	254
TOTAL U. S. GOVERNMENT AND AGENCY OBLIGATIONS				1,678,122	1,678,883

STATE AND MUNICIPAL OBLIGATIONS
CARSON CALIFORNIA REDEVELOPMENT AGENCY	2/1/2020	3.757	3,205	3,205	3,209
FLORIDA ST MID-BAY BRIDGE AUTHORITY	10/1/2021	3.784	1,845	1,845	1,865
KENTUCKY ST PPTY & BLDGS COMMN	5/1/2020	2.263	1,285	1,285	1,287
KENTUCKY ST PPTY & BLDGS COMMN	5/1/2021	2.564	1,100	1,100	1,106
L'ANSE CREUSE MICHIGAN PUBLIC SCHOOLS	5/1/2020	2.159	5,000	5,000	5,007
MICHIGAN STATE HOUSING DEVELOPMENT	4/1/2020	1.946	1,080	1,080	1,081
NEW HOPE CULTURAL EDU FACS FIN CORPORATION	7/1/2020	4.125	2,810	2,810	2,705
PORT OF SEATTLE	5/1/2020	2.007	5,000	5,000	5,003
STATE OF CONNECTICUT	9/15/2020	3.750	4,250	4,268	4,303
STATE OF CONNECTICUT	9/15/2021	4.000	3,000	3,033	3,097
STATE OF CONNECTICUT	9/15/2022	3.471	2,000	2,000	2,071
SUCCESSOR AGENCY TO THE PALM DESERT REDEVELOPMENT AGENCY	10/1/2020	2.250	2,000	1,996	2,006
TOTAL STATE AND MUNICIPAL OBLIGATIONS				32,622	32,740

RESIDENTIAL MORTGAGE BACKED SECURITIES
AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES
FANNIE MAE 06-36 GF	5/25/2036	2.092	4,159	4,174	4,130
FANNIE MAE 07-46 FB	5/25/2037	2.162	1,802	1,805	1,800
FANNIE MAE 09-107 FL	2/25/2038	2.442	2,012	2,020	2,030
FANNIE MAE 13-2 KF	1/25/2037	1.972	6,919	6,907	6,843
FANNIE MAE AF-2015-22C	4/25/2045	2.041	13,534	13,488	13,477
FANNIE MAE AF-2015-42	6/25/2055	2.021	13,025	12,956	13,007
FANNIE MAE AF-2015-91	12/25/2045	2.061	13,716	13,656	13,630
FANNIE MAE FA-2015-4	2/25/2045	2.041	5,339	5,345	5,318
FANNIE MAE FW-2015-84	11/25/2045	2.041	13,957	13,938	13,900
FANNIE MAE 07-6	2/25/2037	2.242	6,211	6,221	6,225
FANNIE MAE 09-101	12/25/2039	2.632	10,336	10,487	10,495
FANNIE MAE 12-133	4/25/2042	2.042	9,390	9,362	9,259
FANNIE MAE 16-2	2/25/2056	2.189	4,372	4,366	4,371
FANNIE MAE 303970	9/1/2024	6.000	112	111	124
FANNIE MAE 545492	2/1/2022	5.500	32	32	35
FANNIE MAE 725558	6/1/2034	4.463	45	45	47
FANNIE MAE 725694	7/1/2034	3.383	164	161	167
FANNIE MAE 725719	7/1/2033	3.546	352	350	360

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE 735034	10/1/2034	4.017	2,938	3,088	3,053
FANNIE MAE 735702	7/1/2035	4.472	2,210	2,271	2,316
FANNIE MAE 794787	10/1/2034	3.749	98	99	102
FANNIE MAE 799733	11/1/2034	3.573	187	189	194
FANNIE MAE 801337	9/1/2034	3.843	1,644	1,728	1,703
FANNIE MAE 801917	10/1/2034	3.881	261	262	271
FANNIE MAE 804561	9/1/2034	4.320	424	424	446
FANNIE MAE 807219	1/1/2035	3.878	914	921	959
FANNIE MAE 809532	2/1/2035	4.768	165	166	173
FANNIE MAE 834552	8/1/2035	4.117	217	218	227
FANNIE MAE 889485	6/1/2036	4.194	2,243	2,278	2,348
FANNIE MAE 922674	4/1/2036	4.578	1,039	1,063	1,095
FANNIE MAE 968438	1/1/2038	3.655	1,037	1,089	1,080
FANNIE MAE 995123	8/1/2037	4.487	916	947	971
FANNIE MAE 995548	9/1/2035	4.353	1,012	1,034	1,058
FANNIE MAE 995604	11/1/2035	4.068	3,560	3,746	3,736
FANNIE MAE 995614	8/1/2037	3.207	816	858	825
FANNIE MAE AB1980	12/1/2020	3.000	361	362	370
FANNIE MAE AB5230	5/1/2027	2.500	6,492	6,588	6,579
FANNIE MAE AD0901	4/1/2040	4.709	3,565	3,786	3,752
FANNIE MAE AE0559	12/1/2034	3.858	2,828	2,967	2,948
FANNIE MAE AE0566	8/1/2035	4.408	2,064	2,167	2,168
FANNIE MAE AF-2016-11	3/25/2046	2.191	6,932	6,920	6,951
FANNIE MAE AF-2016-87	11/25/2046	2.109	9,565	9,561	9,523
FANNIE MAE AF-2016-88	12/25/2046	2.149	7,970	7,970	7,965
FANNIE MAE AF-2018-87	12/25/2048	2.009	27,244	27,130	26,940
FANNIE MAE AF-204620	11/15/2042	2.149	8,423	8,408	8,425
FANNIE MAE AL1037	1/1/2037	4.628	2,145	2,279	2,265
FANNIE MAE AL2269	10/1/2040	4.168	2,387	2,537	2,522
FANNIE MAE AL3935	9/1/2037	4.267	5,615	5,926	5,892
FANNIE MAE AL3961	2/1/2039	4.502	3,320	3,501	3,465
FANNIE MAE AL4100	9/1/2036	4.249	5,691	5,990	5,959
FANNIE MAE AL4110	3/1/2037	3.874	3,825	4,016	3,994
FANNIE MAE AL4114	2/1/2039	4.442	5,483	5,809	5,792
FANNIE MAE AO8746	8/1/2027	2.500	11,592	11,871	11,746
FANNIE MAE ARM 190726	3/1/2033	4.825	68	70	71
FANNIE MAE ARM 249907	2/1/2024	5.250	83	83	85
FANNIE MAE ARM 303259	3/1/2025	4.627	12	12	12
FANNIE MAE ARM 545786	6/1/2032	4.665	179	180	180
FANNIE MAE ARM 620293	1/1/2032	3.900	142	141	147
FANNIE MAE ARM 651629	8/1/2032	4.143	160	160	166
FANNIE MAE ARM 654158	10/1/2032	3.415	137	138	143
FANNIE MAE ARM 655646	8/1/2032	4.215	94	94	97
FANNIE MAE ARM 655798	8/1/2032	3.736	219	219	230

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE ARM 661349	9/1/2032	4.145	83	83	88
FANNIE MAE ARM 661744	10/1/2032	4.114	193	194	202
FANNIE MAE ARM 664750	10/1/2032	3.613	70	71	73
FANNIE MAE ARM 670731	11/1/2032	3.415	373	374	387
FANNIE MAE ARM 670779	11/1/2032	3.415	275	277	285
FANNIE MAE ARM 670890	12/1/2032	3.290	99	99	100
FANNIE MAE ARM 670912	12/1/2032	3.290	106	107	107
FANNIE MAE ARM 670947	12/1/2032	3.290	168	169	175
FANNIE MAE ARM 694852	4/1/2033	4.565	192	195	199
FANNIE MAE ARM 722779	9/1/2033	3.663	317	318	326
FANNIE MAE ARM 733525	8/1/2033	3.743	332	320	344
FANNIE MAE ARM 739194	9/1/2033	3.812	407	408	424
FANNIE MAE ARM 743256	10/1/2033	3.880	112	111	117
FANNIE MAE ARM 743856	11/1/2033	3.914	112	112	118
FANNIE MAE ARM 758873	12/1/2033	3.607	57	56	59
FANNIE MAE AS4507	2/1/2030	3.000	6,996	7,223	7,223
FANNIE MAE AS4878	4/1/2030	3.000	9,948	10,264	10,271
FANNIE MAE BE5622	1/1/2032	2.500	26,768	26,971	27,078
FANNIE MAE BK0933	7/1/2033	3.500	17,975	18,179	18,670
FANNIE MAE CA1265	2/1/2033	3.000	26,222	26,088	27,035
FANNIE MAE CA2283	8/1/2033	3.500	18,691	18,664	19,481
FANNIE MAE DF-2015-38	6/25/2055	2.001	21,517	21,378	21,399
FANNIE MAE DF-2017-16	3/25/2047	2.129	5,427	5,449	5,414
FANNIE MAE F-2019-31	7/25/2049	2.242	41,386	41,360	41,376
FANNIE MAE FA-2013-1	2/25/2043	2.142	11,023	11,059	10,990
FANNIE MAE FA-2015-55	8/25/2055	2.041	9,099	9,064	9,037
FANNIE MAE FA-204624	12/15/2038	2.159	23,366	23,317	23,385
FANNIE MAE FC-2017-51	7/25/2047	2.142	34,823	34,928	34,571
FANNIE MAE FC-2018-73	10/25/2048	2.092	51,385	51,230	50,894
FANNIE MAE FC-2019-76	12/25/2049	2.292	29,776	29,767	29,743
FANNIE MAE FK-2010-123	11/25/2040	2.242	9,958	10,046	9,922
FANNIE MAE FL-2017-4	2/25/2047	2.159	10,324	10,324	10,342
FANNIE MAE FT-2016-84	11/25/2046	2.292	17,241	17,398	17,240
FANNIE MAE GF-204639	3/15/2036	2.159	22,834	22,787	22,856
FANNIE MAE HYBRID ARM 566074	5/1/2031	4.775	259	259	270
FANNIE MAE HYBRID ARM 584507	6/1/2031	4.599	112	112	118
FANNIE MAE KF-2015-27	5/25/2045	2.092	12,064	12,030	11,997
FANNIE MAE MA0598	12/1/2020	3.500	319	320	330
FANNIE MAE MA1144	8/1/2027	2.500	5,641	5,784	5,707
FANNIE MAE MA3391	6/1/2033	3.000	19,382	19,201	19,885
FANNIE MAE WF-2016-68	10/25/2046	2.159	5,913	5,920	5,906
FANNIE MAE_15-50	7/25/2045	2.041	21,539	21,517	21,445
FANNIE MAE_15-93	8/25/2045	2.142	12,328	12,294	12,255
FANNIE MAE_16-11	3/25/2046	2.259	8,949	8,959	8,962

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FREDDIE MAC 4159 FD	1/15/2043	2.090	6,749	6,769	6,723
FREDDIE MAC 4363 2014 FA	9/15/2041	2.402	3,461	3,468	3,442
FREDDIE MAC FB-204495	11/15/2038	2.041	11,899	11,847	11,858
FREDDIE MAC LF-204475	4/15/2040	2.001	2,904	2,903	2,895
FREDDIE MAC WF-204491	8/15/2039	2.011	5,587	5,583	5,571
FREDDIE MAC 1H2520	6/1/2035	4.668	2,985	3,157	3,154
FREDDIE MAC 1N1474	5/1/2037	4.203	257	267	269
FREDDIE MAC 1Q1515	11/1/2038	4.531	11,399	12,034	11,974
FREDDIE MAC 1Q1540	6/1/2040	4.583	4,175	4,458	4,376
FREDDIE MAC 1Q1548	8/1/2038	4.399	5,299	5,573	5,563
FREDDIE MAC 1Q1572	5/1/2038	4.538	8,473	8,940	8,887
FREDDIE MAC 2A-AOT-76	10/25/2037	2.281	6,130	6,241	6,545
FREDDIE MAC 4595	10/15/2037	2.259	7,672	7,672	7,692
FREDDIE MAC 781884	8/1/2034	4.325	326	330	344
FREDDIE MAC 848416	2/1/2041	4.958	4,811	5,022	5,042
FREDDIE MAC 848530	9/1/2039	4.424	2,581	2,725	2,710
FREDDIE MAC 848922	4/1/2037	4.449	2,795	2,976	2,938
FREDDIE MAC 849281	8/1/2037	4.426	4,579	4,873	4,838
FREDDIE MAC AF-204559	3/15/2042	2.191	8,847	8,817	8,861
FREDDIE MAC AF-204615	10/15/2038	2.059	4,941	4,926	4,938
FREDDIE MAC AF-204774	7/15/2042	2.009	9,247	9,239	9,235
FREDDIE MAC ARM 350190	5/1/2022	4.750	12	12	12
FREDDIE MAC ARM 780514	5/1/2033	4.798	165	168	172
FREDDIE MAC ARM 780845	9/1/2033	4.250	92	91	97
FREDDIE MAC ARM 780903	9/1/2033	4.312	160	159	169
FREDDIE MAC ARM 785363	2/1/2025	4.989	21	21	22
FREDDIE MAC ARM 788941	12/1/2031	4.000	6	6	6
FREDDIE MAC ARM 845154	7/1/2022	4.553	12	12	12
FREDDIE MAC ARM 845654	2/1/2024	4.625	45	45	46
FREDDIE MAC ARM 845730	11/1/2023	4.473	67	67	68
FREDDIE MAC ARM 845733	4/1/2024	4.807	49	49	50
FREDDIE MAC ARM 846702	10/1/2029	4.585	7	7	7
FREDDIE MAC C90581	8/1/2022	5.500	38	37	40
FREDDIE MAC C90582	9/1/2022	5.500	30	30	32
FREDDIE MAC F2-20350	9/15/2040	2.059	27,768	27,749	27,435
FREDDIE MAC F4-20328	2/15/2038	2.131	5,462	5,466	5,397
FREDDIE MAC FA-204547	9/15/2040	2.159	7,643	7,632	7,652
FREDDIE MAC FA-204822	5/15/2035	1.990	59,946	59,932	59,427
FREDDIE MAC FD-203928	9/15/2041	2.160	26,077	26,261	25,949
FREDDIE MAC FD-204301	7/15/2037	2.140	9,339	9,396	9,319
FREDDIE MAC FL-204523	8/15/2038	2.041	9,541	9,488	9,514
FREDDIE MAC G16485	5/1/2033	3.000	19,684	19,551	20,244
FREDDIE MAC G30227	5/1/2023	5.500	156	158	168
FREDDIE MAC GF-204367	3/15/2037	2.059	15,407	15,382	15,311

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FREDDIE MAC J32518	8/1/2030	3.000	11,590	11,954	11,954
FREDDIE MAC KF-204560	7/15/2040	2.241	12,037	12,021	11,992
FREDDIE MAC WF-204681	8/15/2033	2.059	26,791	26,793	26,788
FREDDIE MAC WF-204697	6/15/2038	2.059	19,840	19,847	19,821
FREDDIE MAC WF-204730	8/15/2038	2.059	39,086	38,902	38,612
FREDDIE MAC_4248	5/15/2041	2.190	10,926	10,944	10,921
FREDDIE MAC_4448	5/15/2040	2.029	8,646	8,601	8,580
GINNIE MAE MF-2016-108	8/20/2046	2.009	1,800	1,792	1,770
GINNIE MAE AF-2014-129	10/20/2041	2.009	5,287	5,282	5,303
GINNIE MAE AF-2014-94	11/20/2041	2.159	3,918	3,926	3,888
GINNIE MAE AF-2015-18	2/20/2040	2.039	9,865	9,879	9,866
GINNIE MAE AF-2018-168	12/20/2048	2.165	43,302	43,309	43,270
GINNIE MAE FA-2014-43	3/20/2044	2.165	15,519	15,533	15,413
GINNIE MAE FA-2016-115	8/20/2046	2.165	32,995	33,172	32,986
GINNIE MAE FB-2013-151	2/20/2040	2.115	19,376	19,460	19,176
GINNIE MAE FC-2009-8	2/16/2039	2.640	11,611	11,896	11,872
GINNIE MAE FC-2018-67	5/20/2048	2.065	14,708	14,721	14,675
GINNIE MAE FD-2018-66	5/20/2048	2.015	8,393	8,393	8,347
GINNIE MAE II 082431	12/20/2039	4.125	3,342	3,473	3,456
GINNIE MAE II 082464	1/20/2040	4.000	1,560	1,673	1,617
GINNIE MAE II 082497	3/20/2040	4.000	2,478	2,629	2,567
GINNIE MAE II 082573	7/20/2040	3.250	3,209	3,321	3,319
GINNIE MAE II 082581	7/20/2040	3.250	4,856	5,197	5,032
GINNIE MAE II 082602	8/20/2040	3.250	7,800	8,360	8,082
GINNIE MAE II 082710	1/20/2041	4.000	2,818	2,930	2,910
GINNIE MAE II 082794	4/20/2041	3.875	4,567	4,868	4,724
GINNIE MAE II ARM 8157	3/20/2023	4.000	25	25	25
GINNIE MAE II ARM 8638	6/20/2025	3.875	46	46	46
GINNIE MAE LF-2015-82	4/20/2041	2.009	5,623	5,625	5,609
TOTAL AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				1,363,587	1,362,593

NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES
ADJUSTABLE RATE MORTGAGE TRUST 04-2 6A1	2/25/2035	4.222	262	264	266
ANGEL OAK MORTGAGE TRUST A1-2017-1	1/25/2047	2.810	1,060	1,058	1,059
ANGEL OAK MORTGAGE TRUST A1-2017-2	7/25/2047	2.478	10,554	10,545	10,536
ANGEL OAK MORTGAGE TRUST A1-2018-2	7/27/2048	3.674	6,794	6,787	6,857
ANGEL OAK MORTGAGE TRUST A1-2018-3	9/25/2048	3.649	14,736	14,721	14,896
ANGEL OAK MORTGAGE TRUST A1-2019-1	11/25/2048	3.920	27,818	27,794	28,133
APS RESECURITIZATION TRUST 1A-2016-3	11/27/2066	4.042	13,798	13,744	15,594
APS RESECURITIZATION TRUST 2A-2015-1	8/28/2054	2.107	429	428	428
APS RESECURITIZATION TRUST 2A-2016-3	11/27/2046	4.042	11,003	10,952	12,473
ARROYO MORTGAGE TRUST A1-2019-1	1/25/2049	3.805	20,626	20,614	20,774
ARROYO MORTGAGE TRUST A1-2019-3	10/25/2048	2.962	16,066	16,063	15,921
BANK OF AMERICA FUNDING CORPORATION 7A1-2015-R4	11/27/2045	3.441	4,881	4,865	4,916

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BANK OF AMERICA FUNDING CORPORATION A1-2016-R1	3/25/2040	2.500	13,901	13,845	13,819
BANK OF AMERICA MORTGAGE SECURITY 2004-E 2A6	6/25/2034	4.777	1,477	1,469	1,487
BAYVIEW OPPORTUNITY MASTER FUND A1-2017-RT1	3/28/2057	3.000	9,355	9,397	9,424
BAYVIEW OPPORTUNITY MASTER FUND A-2016-SPL1	4/28/2055	4.000	17,760	18,075	18,115
BAYVIEW OPPORTUNITY MASTER FUND A-2016-SPL2	6/28/2053	4.000	18,998	19,337	19,330
BAYVIEW OPPORTUNITY MASTER FUND A-2017-RT5	5/28/2069	3.500	23,263	23,655	23,646
BAYVIEW OPPORTUNITY MASTER FUND A-2017-RT6	10/28/2057	3.500	21,199	21,524	21,399
BAYVIEW OPPORTUNITY MASTER FUND A-2017-SPL1	10/28/2064	4.000	17,484	17,910	17,881
BAYVIEW OPPORTUNITY MASTER FUND A-2017-SPL2	6/28/2054	4.000	18,670	19,134	18,992
BAYVIEW OPPORTUNITY MASTER FUND A-2017-SPL3	11/28/2053	4.000	14,333	14,689	14,667
BAYVIEW OPPORTUNITY MASTER FUND A-2017-SPL4	1/28/2055	3.500	16,610	16,896	16,795
BAYVIEW OPPORTUNITY MASTER FUND A-2017-SPL5	6/28/2057	3.500	18,798	19,190	19,087
BCAP LLC TRUST 3A1-2014-RR2	9/26/2046	3.284	1,640	1,626	1,647
BCAP LLC TRUST 4A1-2013-RR7	12/27/2034	4.162	1,034	1,035	1,038
BRAVO RESIDENTIAL FUNDING TRUST A1-2019-NQM2	11/25/2059	2.748	24,060	24,060	24,018
BUNKER HILL LOAN DEPOSITARY A1-2019-1	10/26/2048	3.613	19,794	19,784	19,812
BUNKER HILL LOAN DEPOSITARY A1-2019-2	7/25/2049	2.880	22,842	22,835	22,692
BUNKER HILL LOAN DEPOSITARY A1-2019-3	11/25/2059	2.724	14,852	14,851	14,837
CENTEX HOME EQUITY 2003-A AF4	12/25/2031	4.250	985	978	991
CHASE MORTGAGE FINANCE 07-A1 1A5	2/25/2037	4.574	2,490	2,468	2,531
CITIGROUP MORTGAGE LOAN TRUST 1A1-2014-11	10/25/2035	4.417	2,556	2,565	2,561
CITIGROUP MORTGAGE LOAN TRUST 1A1-2015-11	3/25/2035	4.021	7,611	7,635	7,741
CITIGROUP MORTGAGE LOAN TRUST 1A1-2015-9	2/20/2036	3.716	1,069	1,069	1,067
CITIGROUP MORTGAGE LOAN TRUST 2A1-2015-9	2/25/2036	3.979	3,506	3,508	3,509
CITIGROUP MORTGAGE LOAN TRUST 3A1-2015-5	8/25/2034	4.195	3,657	3,684	3,733
CITIGROUP MORTGAGE LOAN TRUST 4A1-2015-5	4/20/2035	3.900	7,465	7,488	7,513
CITIGROUP MORTGAGE LOAN TRUST 5A1-2015-5	1/25/2036	2.208	1,472	1,461	1,464
CITIGROUP MORTGAGE LOAN TRUST A1-2015-PS1	9/25/2042	3.750	7,013	7,090	7,145
CITIGROUP MORTGAGE LOAN TRUST A1-2019-IMC1	7/25/2049	2.720	31,402	31,378	31,297
CITIGROUP MORTGAGE LOAN TRUST A4-2015-A	6/25/2058	4.250	487	503	505
COLT FUNDING LLC A1-2018-4	12/28/2048	4.006	11,251	11,244	11,297
COLT FUNDING LLC A1-2019-1	3/25/2049	3.705	17,987	17,979	18,076
COLT FUNDING LLC_ A1-2019-3	8/25/2049	2.764	8,154	8,152	8,148
COMMERCIAL TRUST CORPORATION A-2017-7	4/25/2057	3.000	11,450	11,507	11,495
COUNTRYWIDE HOME LOANS 03-46 4A1	1/19/2034	3.910	2,214	2,264	2,240
COUNTYWIDE ALTERNATIVE LOAN 04-33 2A1	12/25/2034	3.904	80	81	83
CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES 04-AR3	4/25/2034	4.260	1,555	1,574	1,591
CREDIT SUISSE MORTGAGE CAPITAL 10-17R 1A1	6/26/2036	4.254	203	203	203
CREDIT SUISSE MORTGAGE CAPITAL 3A1-2015-7R	10/27/2036	1.932	8,566	8,380	8,397
CREDIT SUISSE MORTGAGE CAPITAL A6-2015-1R	12/27/2035	4.121	1,835	1,839	1,850
CREDIT SUISSE MORTGAGE CAPITAL CLASS-20-125	7/25/2049	2.573	37,439	37,428	37,296
CREDIT SUISSE MORTGAGE CAPTIAL 15A1-2014-11	1/27/2036	3.895	2,852	2,852	2,869
CREDIT SUISSE MORTGAGE CAPTIAL 1A1-2015-6R	7/27/2035	4.343	4,599	4,621	4,695
CREDIT SUISSE MORTGAGE CAPTIAL 5A1-2014-5R	7/27/2037	2.500	650	650	647

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CREDIT SUISSE MORTGAGE CAPTIAL A1-2017-FHA1	4/25/2047	3.250	15,424	15,580	15,416
CREDIT SUISSE MORTGAGE TRUST A1-2017-RPL1	7/25/2057	2.750	16,929	16,911	16,778
CREDIT SUISSE MORTGAGE TRUST A1-2017-RPL3	8/1/2057	4.000	35,761	37,000	37,288
CREDIT SUISSE MORTGAGE TRUST A1-2019-NQM1	10/25/2059	2.656	9,650	9,650	9,646
DEEPHAVEN RESIDENTIAL MORTGAGE A1-2017-1A	12/26/2046	2.725	5,104	5,098	5,081
DEEPHAVEN RESIDENTIAL MORTGAGE A1-2017-2A	6/25/2047	2.453	8,937	8,930	8,923
DEEPHAVEN RESIDENTIAL MORTGAGE A1-2017-3A	10/25/2047	2.577	3,894	3,890	3,892
DEEPHAVEN RESIDENTIAL MORTGAGE A1-2018-4A	10/25/2058	4.080	23,555	23,525	23,691
DEEPHAVEN RESIDENTIAL MORTGAGE A1-2019-1A	1/25/2059	3.743	26,002	25,988	26,201
ELLINGTON FINANCIAL MORTGAGE A1-2019-2	11/25/2059	2.739	24,447	24,446	24,367
FIRST HORIZON ALTERNATIVE MORTGAGE 04-AA4 A1	10/25/2034	3.973	385	389	386
GMAC MORTGAGE CORPORATION LOAN 2004-AR2 3A	8/19/2034	4.662	386	387	380
GMAC MORTGAGE CORPORATION LOAN 2004-AR2 5A1	8/19/2034	4.665	271	271	275
GOLDMAN SACHS MORTGAGE SECURITIES CORPORATION 05-AR1 2A1	1/25/2035	4.094	1,202	1,206	1,199
GOLDMAN SACHS MORTGAGE SECURITIES CORPORATION 2A-2014-4R	8/26/2035	4.446	1,595	1,600	1,604
GOLDMAN SACHS MORTGAGE SECURITIES CORPORATION A1A-2018-RPL	10/25/2057	3.750	13,217	13,046	13,496
GOVERNMENTAL COLLECTORS ASSOCIATION OF TEXAS A1-2019-NQM2	9/25/2059	2.855	36,976	36,970	36,782
GOVERNMENTAL COLLECTORS ASSOCIATION OF TEXAS A1-2019-NQM3	11/25/2059	2.686	19,755	19,753	19,649
HARBORVIEW MORTGAGE LOAN TRUST 04-10 4A	1/19/2035	4.021	301	304	301
HARBORVIEW MORTGAGE LOAN TRUST 04-7 3A1	11/19/2034	3.914	455	452	459
HARBORVIEW MORTGAGE LOAN TRUST 2004-1 4A	4/19/2034	4.247	258	259	265
HARBORVIEW MORTGAGE LOAN TRUST 2004-4 3A	6/19/2034	2.816	47	46	46
HARBORVIEW MORTGAGE LOAN TRUST 2004-6 5A	8/19/2034	4.675	134	133	133
HOMEWARD OPPORTUNITIES A1-2018-2	11/25/2058	3.985	29,330	29,312	29,803
HOMEWARD OPPORTUNITIES FUND I A1-2018-1	6/25/2048	3.766	12,375	12,366	12,504
J.P. MORGAN MORTGAGE TRUST A11-2019-LTV	12/25/2049	2.692	8,592	8,592	8,557
JEFFERIES & CO A1-2015-R1	12/26/2036	1.848	2,728	2,672	2,691
MERRILL LYNCH MORTGAGE INVESTORS 03-A5 2A6A	8/25/2033	4.167	590	588	598
MERRILL LYNCH MORTGAGE INVESTORS 04-1 2A2	12/25/2034	3.944	216	217	212
MERRILL LYNCH MORTGAGE INVESTORS 05-A1 2A	12/25/2034	4.221	350	351	362
MERRILL LYNCH MORTGAGE INVESTORS 05-A2 A2	2/25/2035	4.359	814	814	805
METLIFE SECURITIZATION TRUST A-2017-1A	4/25/2055	3.000	15,210	15,332	15,380
METLIFE SECURITIZATION TRUST A-2018-1A	3/25/2057	3.750	13,682	13,699	14,212
MFA TRUST A1-2017-RPL1	2/25/2057	2.588	15,758	15,745	15,703
MILL CITY MORTGAGE LOAN TRUST A1-2016-1	4/25/2057	2.500	8,635	8,654	8,632
MILL CITY MORTGAGE LOAN TRUST A1-2017-1	11/25/2058	2.750	18,207	18,154	18,272
MILL CITY MORTGAGE LOAN TRUST A1-2017-2	7/25/2059	2.750	20,185	20,291	20,257
MILL CITY MORTGAGE LOAN TRUST A1-2017-3	1/25/2061	2.750	20,684	20,752	20,748
MILL CITY MORTGAGE LOAN TRUST A1-2018-3	8/25/2058	3.500	7,387	7,589	7,559
MILL CITY MORTGAGE LOAN TRUST A1-2019-1	10/25/2069	3.250	9,892	10,012	10,075
MILL CITY MORTGAGE TRUST A1-2019-GS1	7/25/2059	2.750	14,509	14,575	14,582
MORGAN STANLEY MORTGAGE LOAN 04-10AR A1	11/25/2034	4.453	259	261	266
MORGAN STANLEY MORTGAGE LOAN PT2A	11/25/2034	4.126	386	392	389
MORGAN STANLEY REREMIC TRUST 2014-R6 A	9/26/2035	4.339	2,819	2,821	2,850

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

MORGAN STANLEY REREMIC TRUST 2A-2014-R4	8/26/2034	4.288	4,754	4,778	4,812
MORGAN STANLEY REREMIC TRUST 2A-2015-R7	6/26/2035	4.365	2,991	2,997	3,101
MORGAN STANLEY REREMIC TRUST 3A-2014-R4	8/26/2034	4.174	4,042	4,059	4,071
MORGAN STANLEY REREMIC TRUST 5A-2013-R9	6/26/2046	1.965	4,551	4,488	4,481
MORGAN STANLEY REREMIC TRUST A-2014-R7	1/26/2051	3.000	9,369	9,250	9,355
NATIONSTAR MORTGAGE LOAN TRUST A-2013-A	12/25/2052	3.750	1,370	1,395	1,392
NEW RESIDENTIAL MORTGAGE LOAN TRSUT A1-2017-6A	8/27/2057	4.000	13,784	14,168	14,297
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2016-1A	3/25/2056	3.750	9,925	10,158	10,211
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2016-2	9/25/2056	3.750	17,701	18,253	18,215
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2016-2A	11/26/2035	3.750	6,885	7,034	7,107
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2016-4A	11/25/2056	3.750	18,330	18,782	18,895
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2017-1A	2/25/2057	4.000	15,611	15,978	16,210
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2017-3A	4/25/2057	4.000	19,808	20,446	20,582
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2019-NQM4	9/25/2059	2.492	8,590	8,590	8,555
NEW RESIDENTIAL MORTGAGE LOAN TRUST A3-2014-3	11/25/2054	3.750	2,932	2,991	3,020
NEW RESIDENTIAL MORTGAGE LOAN TRUST A3-2017-2A	3/25/2057	4.000	18,634	19,246	19,438
NOMURA RESECURITIZATION TRUST 1A1-2015-6R	4/26/2037	1.966	2,603	2,560	2,579
NOMURA RESECURITIZATION TRUST 3A1-2014-7R	1/26/2036	3.956	1,705	1,713	1,724
NOMURA RESECURITIZATION TRUST 4A1-2015-4R	3/26/2037	4.172	3,391	3,388	3,429
ONSLOW BAY FINANCIAL 2A1A-2018-EX	4/25/2048	2.642	10,670	10,670	10,574
ONSLOW BAY FINANCIAL LLC 2A1A-2019-EX	10/25/2059	2.692	10,217	10,217	10,217
ONSLOW BAY FINANCIAL LLC 2A1A-2019-EX	1/25/2059	2.755	11,365	11,385	11,364
RBSSP RESECURITIZATION TRUST 12-6 8A1	4/26/2035	2.292	770	763	770
RBSSP RESECURITIZATION TRUST 19A1-2009-12	12/25/2035	3.554	3,354	3,351	3,397
RCO MORTGAGE LLC A1-2018-VFS1	12/26/2053	4.270	33,534	33,520	34,069
RESIDENTIAL MORTGAGE LOAN TRUST A1-2019-1	10/25/2058	3.936	26,055	26,035	26,344
RESIDENTIAL MORTGAGE LOAN TRUST A1-2019-2	5/25/2059	2.913	29,333	29,332	29,290
RESIDENTIAL MORTGAGE LOAN TRUST A1-2019-3	9/25/2059	2.633	28,862	28,857	28,781
STAR A1-2018-IMC1	3/25/2048	3.793	21,427	21,413	21,491
STARWOOD MORTGAGE RESIDENTIAL A1-2018-IMC2	10/25/2048	4.121	29,157	29,134	29,888
STARWOOD MORTGAGE RESIDENTIAL A1-202019-IN	8/25/2049	2.610	20,874	20,870	20,734
STRUCTURED ASSET INVESTMENT LOAN TRUST M1-2003-BC5	6/25/2033	2.948	3,003	2,924	3,012
STRUCTURED ASSET SECURITIES CORPORATION 03-24A 5A	7/25/2033	4.178	313	316	317
TOWD POINT MORTGAGE TRUST 1A12-2015-2	11/25/2060	2.750	1,573	1,567	1,575
TOWD POINT MORTGAGE TRUST A1-2015-4	4/25/2055	3.500	493	498	497
TOWD POINT MORTGAGE TRUST A1-2015-5	5/25/2055	3.500	4,740	4,775	4,788
TOWD POINT MORTGAGE TRUST A1-2015-6	4/25/2055	3.500	7,409	7,448	7,505
TOWD POINT MORTGAGE TRUST A1-2016-1	2/25/2055	3.500	7,703	7,753	7,793
TOWD POINT MORTGAGE TRUST A1-2016-2	8/25/2055	3.000	9,668	9,699	9,750
TOWD POINT MORTGAGE TRUST A1-2016-3	4/25/2056	2.250	14,650	14,629	14,613
TOWD POINT MORTGAGE TRUST A1-2017-3	7/25/2057	2.750	13,954	14,003	14,010
TOWD POINT MORTGAGE TRUST A1-2017-4	6/25/2057	2.750	16,325	16,397	16,387
TOWD POINT MORTGAGE TRUST A1-2019-HY1	10/25/2048	2.792	7,470	7,505	7,487
TOWD POINT MORTGAGE TRUST A1A-2015-3	3/25/2054	3.500	3,904	3,924	3,924

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

TOWD POINT MORTGAGE TRUST A1B-2015-3	3/25/2054	3.000	1,952	1,954	1,955
TOWD POINT MORTGAGE TRUST A4B-2015-3	3/25/2054	3.500	2,629	2,664	2,667
VERUS SECURITIZATION TRUST A1-2017-1A	1/25/2047	2.881	6,202	6,196	6,201
VERUS SECURITIZATION TRUST A1-2017-2A	7/25/2047	2.485	10,712	10,703	10,670
VERUS SECURITIZATION TRUST A1-2019-1	2/25/2059	3.836	20,516	20,497	20,729
VERUS SECURITIZATION TRUST A1-2019-3	7/25/2059	2.784	35,921	35,907	35,973
VERUS SECURITIZATION TRUST A1-2019-4	11/25/2059	2.642	19,577	19,575	19,498
VERUS SECURITIZATION TRUST A1-2019-INV3	11/25/2059	2.692	19,848	19,848	19,850
VERUS SECURITIZATION TRUST A1FL-2018-IN	10/25/2058	2.992	9,764	9,802	9,797
VISIO A1-2019-2	11/25/2054	2.722	34,488	34,487	34,346
WASHINGTON MUTUAL 03-AR6 A1	6/25/2033	4.699	600	598	599
WASHINGTON MUTUAL 04-AR10 A1A	7/25/2044	2.943	445	446	439
WASHINGTON MUTUAL 05-AR3 A2	3/25/2035	4.432	990	994	970
WASHINGTON MUTUAL 05-AR4 A5	4/25/2035	4.200	2,485	2,476	2,460
WELLS FARGO MORTGAGE BACKED SECURITY 04-K 2A6	7/25/2034	4.975	715	738	722
TOTAL NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				1,688,915	1,697,125
TOTAL RESIDENTIAL MORTGAGE BACKED SECURITIES				3,052,502	3,059,718

ASSET BACKED SECURITIES
APIDOS CLO APID_15-20A	7/16/2031	3.101	20,000	20,000	19,950
ARI FLEET LEASE TRUST_19 A2B-2019-A	11/15/2027	2.220	10,000	10,000	10,010
AVIS BUDGET RENTAL CAR FUNDING A-2015-2A	12/20/2021	2.630	35,669	35,711	35,763
AVIS BUDGET RENTAL CAR FUNDING A-2016-1A	6/20/2022	2.990	36,874	37,100	37,265
AVIS BUDGET RENTAL CAR FUNDING A-2016-2A	11/20/2022	2.720	38,000	37,884	38,235
AVIS BUDGET RENTAL CAR FUNDING A-2017-1A	9/20/2023	3.070	8,020	8,046	8,157
BALLYROCK A1-2018-1A	4/20/2031	2.966	40,000	40,000	39,531
BRAZOS HIGHER EDUCATION AUTHORITY A2-2010-1	2/25/2035	3.110	20,000	19,828	19,945
CARLYLE GLOBAL MARKET STRATEGIES 15-5A	1/20/2032	3.286	15,000	15,000	14,992
CARLYLE GLOBAL MARKET STRATEGIES 20-143	10/15/2030	3.101	12,315	12,329	12,256
CARLYLE GLOBAL MARKET STRATEGIES A1R-2013-1A	8/14/2030	3.129	20,000	20,000	19,992
CARLYLE GLOBAL MARKET STRATEGIES A1RR-2013-4A	1/15/2031	3.001	20,000	20,000	19,851
CENTRE POINT FUNDING LLC 12-2 A	8/20/2021	2.610	102	102	101
CLI FUNDING LLC A-2014-1A	6/18/2029	3.290	6,848	6,854	6,858
COLLEGE LOAN CORPORATION TRUST 02-2 A24	3/1/2042	3.003	10,000	8,753	10,019
DRYDEN SENIOR LOAN FUND A1-2017-47A	4/15/2028	3.241	21,700	21,755	21,702
DRYDEN SENIOR LOAN FUND A1-2018-55A	4/15/2031	3.021	12,000	12,000	11,937
DRYDEN SENIOR LOAN FUND AR2-2014-33A	4/15/2029	3.231	20,000	20,000	19,977
EDUCATIONAL SERVICES OF AMERICA A-2012-2	4/25/2039	2.522	3,329	3,327	3,325
EDUCATIONAL SERVICES OF AMERICA A-2014-1	2/25/2039	2.492	10,412	10,289	10,309
EDUCATIONAL SERVICES OF AMERICA A-2014-3	2/25/2036	2.392	736	725	721
HENDERSON RECEIVABLES LLC 10-3A A	12/15/2048	3.820	794	794	818
HERTZ VEHICLE FINANCING LLC A-2015-1A	3/25/2021	2.730	35,000	34,993	35,039
HERTZ VEHICLE FINANCING LLC A-2015-3A	9/25/2021	2.670	20,000	19,971	20,054
HERTZ VEHICLE FINANCING LLC A-2016-2A	3/25/2022	2.950	33,900	33,872	34,152

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

HERTZ VEHICLE FINANCING LLC A-2016-4A	7/25/2022	2.650	8,168	8,113	8,211
KENTUCKY HIGHER EDUCATION STUDENT LOAN A1-2013-2	9/1/2028	2.291	5,150	5,064	5,071
MISSISSIPPI HIGHER EDUCATION ASSISTANCE CORP. A1-2014-1	10/25/2035	2.472	5,062	4,954	4,985
MVW OWNER TRUST 16-1A	12/20/2033	2.250	6,394	6,364	6,354
NAVIENT STUDENT LOAN TRUST A2B-2018-DA	12/15/2059	2.540	12,000	11,954	11,916
NORTHSTAR EDUCATION FINANCE A3-2002-1	4/1/2042	3.870	5,000	4,738	4,834
OCTAGON INVESTMENT PARTNERS OCT30_17-1A	3/17/2030	3.286	6,900	6,900	6,917
OZLM A1-2017-21A	1/20/2031	3.116	16,000	16,019	16,000
PENNSYLVANIA HIGHER EDUCATION ASSISTANCE AGENCY WL 13-1A	11/25/2036	2.292	2,531	2,488	2,476
RACE POINT CLO LTD AR-2013-8A	2/20/2030	3.239	14,000	14,000	14,001
SALLIE MAE 11-2 A1	11/25/2027	2.392	492	492	493
SALLIE MAE 12-3 A	12/27/2038	2.442	6,282	6,296	6,177
SALLIE MAE A6-2006-2	1/25/2041	2.110	17,491	16,649	16,673
SBA TOWER TRUST A-2015-1	10/8/2020	3.156	8,108	8,130	8,174
SBA TOWER TRUST C-2013-2	4/11/2023	3.722	2,815	2,796	2,877
SBA TOWER TRUST C-2016-1A	7/9/2021	2.877	8,055	8,071	8,082
SBA TOWER TRUST C-2017-1	4/11/2022	3.168	22,000	22,000	22,414
SIERRA RECEIVABLES FUNDING COMPANY A-2016-1A	3/21/2033	3.080	2,813	2,813	2,825
SIERRA RECEIVABLES FUNDING COMPANY A-2016-2A	7/20/2033	2.330	165	163	165
SIERRA RECEIVABLES FUNDING COMPANY A-2016-3A	10/20/2033	2.430	3,362	3,361	3,354
SMALL BUSINESS ADMINISTRATION 2002-20J	10/1/2022	4.750	104	104	106
SMB PRIVATE EDUCATION LOAN TRUST A2A-2017-B	10/15/2035	2.820	9,763	9,762	9,840
STUDENT LOAN TRUST A4A-2008-1	12/15/2032	3.494	3,992	4,038	4,044
TAL ADVANTAGE LLC 13-1 A	2/22/2038	2.830	1,195	1,197	1,188
TRIP RAIL MASTER FUNDING LLC A1-2017-1A	8/15/2047	2.709	6,235	6,235	6,236
VOI MORTGAGE LLC A-2016-A	7/20/2033	2.540	5,073	5,070	5,052
WELLS FARGO MORTGAGE BACKED SECURITY A-2013-A	3/15/2029	3.100	277	276	279
TOTAL ASSET BACKED SECURITIES				627,380	629,703

COMMERCIAL MORTGAGE BACKED SECURITIES
AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES
FANNIE MAE 06-M2 A2A	10/25/2032	5.271	3,869	4,043	4,337
FREDDIE MAC A10-20KS10	10/25/2028	2.402	24,068	24,082	24,087
FREDDIE MAC A-20KBF2	10/25/2025	2.232	41,101	41,101	40,957
FREDDIE MAC A-20KF50	7/25/2028	2.192	9,465	9,474	9,400
FREDDIE MAC A-20KF52	9/25/2028	2.212	16,600	16,600	16,550
FREDDIE MAC A-20KF53	10/25/2025	2.182	25,042	25,042	24,984
FREDDIE MAC A-20KF54	11/25/2028	2.272	57,350	57,353	57,223
FREDDIE MAC A-20KF55	11/25/2025	2.302	60,597	60,686	60,559
FREDDIE MAC A-20KF57	12/25/2028	2.332	29,572	29,572	29,565
FREDDIE MAC A-20KF58	1/25/2026	2.292	77,747	77,901	77,682
FREDDIE MAC A-20KF59	2/25/2029	2.332	29,996	29,996	29,988
FREDDIE MAC A-20KF60	2/25/2026	2.282	49,950	50,051	49,839
FREDDIE MAC A-20KF61	3/25/2029	2.322	22,997	23,044	22,940

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FREDDIE MAC AFL-20KSL1	11/25/2023	2.262	22,000	22,000	21,971
FREDDIE MAC AFL-20W5FL	5/25/2025	2.012	17,787	17,787	17,614
FREDDIE MAC AFLW-20KL3W	8/25/2025	2.242	15,000	15,033	15,016
GINNIE MAE 11-165 A	10/16/2037	2.194	3,778	3,785	3,771
GINNIE MAE 13-141 A	6/16/2040	2.023	9,093	9,090	9,045
GINNIE MAE 13-146 AH	8/16/2040	2.000	3,593	3,594	3,574
GINNIE MAE 13-159 A	8/16/2038	1.794	338	337	337
GINNIE MAE 17-127	4/16/2052	2.500	18,222	18,118	18,170
GINNIE MAE 17-135	5/16/2049	2.200	28,926	28,721	28,706
GINNIE MAE 17-146	8/16/2047	2.200	23,804	23,669	23,606
GINNIE MAE 7-140	2/16/2059	2.500	23,725	23,596	23,686
GINNIE MAE A-2013-57	6/16/2037	1.350	2,255	2,242	2,222
GINNIE MAE A-2014-61	1/16/2044	2.205	2,462	2,461	2,456
GINNIE MAE AB-2013-194	5/16/2038	2.250	6,004	6,014	5,994
GINNIE MAE AB-2014-143	3/16/2040	2.500	1,188	1,198	1,187
GINNIE MAE AB-2014-75	6/16/2047	2.000	1,330	1,330	1,330
GINNIE MAE AC-2013-13	4/16/2046	1.700	2,492	2,417	2,435
GINNIE MAE AC-2014-112	12/16/2040	1.900	2,508	2,521	2,488
GINNIE MAE AC-2014-143	3/16/2040	2.000	2,377	2,384	2,366
GINNIE MAE AC-2014-48	10/16/2041	1.900	4,808	4,829	4,777
GINNIE MAE AC-2014-70	4/16/2042	1.900	6,082	6,104	6,049
GINNIE MAE AC-2015-98	4/16/2041	2.150	10,991	11,081	10,928
GINNIE MAE AD-2014-9	9/16/2041	2.500	2,671	2,700	2,669
GINNIE MAE AD-2016-1829	11/16/2043	2.250	14,493	14,548	14,408
GINNIE MAE AG-2016-39	1/16/2043	2.300	11,375	11,411	11,321
GINNIE MAE AG-2017-171	10/16/2048	2.250	23,945	23,705	23,791
GINNIE MAE AN-2014-17	6/16/2048	2.365	3,636	3,680	3,712
TOTAL AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES				713,300	711,740

NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES
280 PARK AVENUE MORTGAGE TRUST 2017-A	9/15/2034	2.591	40,000	40,000	39,988
ASHFORD HOSPITALITY TRUST_A-2018-KEYS	5/15/2035	2.740	40,000	40,000	39,925
BANC OF AMERICA MERRILL LYNCH A-2018-DSNY	9/15/2034	2.589	18,350	18,340	18,285
BARCLAYS COMMERCIAL MORTGAGE A-2019-BWAY	11/25/2034	2.696	10,000	9,936	9,950
BFLD TRUST A-2019-DPLO	10/15/2034	2.830	28,000	27,936	27,948
BHMS MORTGAGE TRUST BHMS_18-ATLS	7/15/2035	2.990	40,000	40,000	39,925
BRAEMAR HOTELS & RESORTS TRUST A-2018-PRME	6/15/2035	2.560	19,768	19,761	19,671
BX COMMERCIAL MORTGAGE TRUST A-2019-ATL	10/15/2036	2.826	27,275	27,259	27,274
BX TRUST A-2018-GW	5/15/2035	2.540	38,592	38,517	38,473
BX TRUST_19-RP A-2019-RP	6/15/2034	2.785	25,000	24,910	24,857
CAMB COMMERCIAL MORTGAGE TRUST A-2019-LIFE	12/15/2037	2.809	15,000	15,000	15,009
CGDB COMMERCIAL MORTGAGE TRUST A-2019-MOB	11/15/2036	2.690	15,000	15,000	14,977
COLONY MORTGAGE CAPITAL LTD A-2019-IKPR	11/15/2038	2.869	20,000	19,802	19,794
COMM_ A-2019-521F	6/15/2034	2.640	16,510	16,516	16,495

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

COSMOPOLITAN HOTEL TRUST A-2017-CSMO	11/15/2036	2.670	39,690	39,663	39,653
DBGS MORTGAGE TRUST A-2018-5BP	6/15/2033	2.385	40,000	39,939	39,880
DBGS MORTGAGE TRUST A-2018-BIOD	5/15/2035	2.543	23,203	23,198	23,161
DBUBS MORTGAGE TRUST 11-LC2 A1	7/10/2044	3.527	610	610	614
DBWF MORTGAGE TRUST A-2018-GLKS	11/19/2035	2.794	20,000	19,894	19,975
GOLDMAN SACHS MORTGAGE SECURITIES CORPORATION 10-C2 A1	12/10/2043	3.849	266	266	267
GPT_18-GPP	6/15/2035	2.752	2,539	2,538	2,533
HOME PARTNERS OF AMERICA TRUST A-2017-1	7/17/2034	2.554	17,136	17,119	17,128
HOME PARTNERS OF AMERICA TRUST A-2018-1	7/17/2037	2.637	23,439	23,439	23,426
INVITATION HOMES TRUST A-2017-SFR2	12/17/2036	2.587	13,507	13,482	13,457
INVITATION HOMES TRUST A-2018-SFR2	6/17/2037	2.637	13,550	13,529	13,545
INVITATION HOMES TRUST A-2018-SFR3	7/17/2037	2.737	37,847	37,847	37,847
INVITATION HOMES TRUST A-2018-SFR4	1/17/2038	2.837	32,201	32,229	32,292
JP MORGAN CHASE COMMERCIAL MORTGAGE A-2018-ASH8	2/15/2035	2.540	11,398	11,392	11,362
MORGAN STANLEY CAPITAL I TRUST MSC_18-BOP	8/15/2033	2.590	20,000	20,000	19,931
PROGRESS RESIDENTIAL TRUST A-2017-SFR1	8/17/2034	2.768	18,821	18,810	18,780
STARWOOD WAYPOINT HOMES TRUST-2017-1	1/17/2035	2.716	28,159	28,159	28,148
UBS COMMERCIAL MORTGAGE TRUST A-2018-NYCH	2/15/2032	2.590	11,686	11,649	11,652
UBS-CITIGROUP COMMERCIAL MORTGAGE TRUST 11-C1 AAB	1/10/2045	3.187	3,379	3,382	3,406
WELLS FARGO COMMERCIAL MORTGAGE TRUST AFL-2012-C7	6/15/2045	2.940	11,000	11,070	11,089
WELLS FARGO COMMERCIAL MORTGAGE TRUST_17-SMP	12/15/2034	2.490	18,500	18,331	18,434
TOTAL NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES				739,523	739,151
TOTAL COMMERCIAL MORTGAGE BACKED SECURITIES				1,452,823	1,450,891

CORPORATE DEBT SECURITIES
BANKING
WASHINGTON MUTUAL BANK/HENDERSON	6/15/2011	—	1,500	—	3	c,d
TOTAL BANKING				—	3

CAPITAL GOODS
BAE SYSTEMS PLC	12/15/2020	2.850	21,099	21,063	21,227
BUNZL PLC	1/15/2020	2.930	1,300	1,300	1,300
GENERAL DYNAMICS CORPORATION	5/11/2020	2.875	20,000	19,990	20,071
GENERAL DYNAMICS CORPORATION	5/11/2021	3.000	14,905	14,857	15,143
NORTHROP GRUMMAN CORP	3/15/2021	3.500	5,000	5,058	5,094
NORTHROP GRUMMAN CORP	10/15/2022	2.550	16,643	16,296	16,893
SIEMENS AG	3/16/2020	2.200	28,000	27,974	28,014
UNITED TECHNOLOGIES CORPORATION	4/15/2020	4.500	5,228	5,266	5,265
TOTAL CAPITAL GOODS				111,804	113,007

COMMUNICATIONS
AMERICA MOVIL SAB DE CV	3/30/2020	5.000	8,922	8,962	8,981
AMERICAN TOWER CORPORATION	6/1/2020	2.800	1,061	1,059	1,064
AMERICAN TOWER CORPORATION	2/15/2021	3.300	24,365	24,329	24,691

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

DISCOVERY COMMUNICATIONS LLC	6/15/2020	2.800	3,300	3,305	3,308
SKY PLC	11/26/2022	3.125	5,000	4,993	5,137
TOTAL COMMUNICATIONS				42,648	43,181

CONSUMER CYCLICAL
COMPASS GROUP PLC	9/18/2020	3.090	7,000	7,029	7,029
FORD MOTOR CREDIT COMPANY LLC	11/2/2020	2.343	10,000	9,881	9,969
TOTAL CONSUMER CYCLICAL				16,910	16,998

CONSUMER NON CYCLICAL
ABBVIE INC	5/14/2020	2.500	25,000	24,946	25,038
ALLERGAN PLC	3/12/2020	3.000	1,465	1,466	1,466
BACARDI LTD	1/15/2021	4.500	2,783	2,834	2,828
BECTON DICKINSON AND COMPANY	6/5/2020	2.404	10,720	10,720	10,732
CARDINAL HEALTH INC	12/15/2020	4.625	9,490	9,594	9,719
CIGNA CORP	11/15/2021	4.750	10,000	10,174	10,482
CVS HEALTH CORPORATION	6/1/2021	2.125	12,075	11,994	12,095
ESSILOR INTERNATIONAL SA	1/5/2022	2.050	6,000	6,000	5,938
GILEAD SCIENCES INC	9/1/2020	2.550	25,000	24,916	25,103
JM SMUCKER	3/15/2020	2.500	9,231	9,232	9,239
KELLOGG COMPANY	12/15/2020	4.000	15,000	15,316	15,279
KROGER CO	8/1/2022	2.800	5,845	5,733	5,951
MOLSON COORS BREWING	7/15/2021	2.100	10,000	9,907	10,007
SYSCO CORPORATION	7/15/2021	2.500	2,000	2,004	2,017
TOTAL CONSUMER NON CYCLICAL				144,836	145,894

ELECTRIC
AMERICAN ELECTRIC POWER COMPANY INC	10/1/2022	2.400	2,000	1,945	2,015
AMERICAN ELECTRIC POWER COMPANY INC	11/13/2020	2.150	6,035	5,985	6,044
AMERICAN ELECTRIC POWER COMPANY INC	12/1/2021	3.650	10,316	10,315	10,639
DUKE ENERGY CORP	8/15/2022	3.050	3,053	2,998	3,124
EMERA INCORPORATED	6/15/2021	2.700	20,495	20,185	20,676
EVERSOURCE ENERGY	3/15/2022	2.750	1,050	1,050	1,065
THE SOUTHERN COMPANY	7/1/2021	2.350	33,334	33,256	33,510
WEC ENERGY GROUP INC	11/1/2020	4.170	1,610	1,631	1,633
WEC ENERGY GROUP INC	6/15/2021	3.375	3,500	3,484	3,570
WEC ENERGY GROUP INC	3/8/2022	3.100	7,212	7,209	7,358
WEC ENERGY GROUP INC	6/15/2020	2.450	16,050	16,018	16,076
XCEL ENERGY INC	8/15/2020	2.200	14,835	14,831	14,857
XCEL ENERGY INC	3/15/2021	2.400	4,000	3,941	4,021
TOTAL ELECTRIC				122,848	124,588

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

ENERGY
WILLIAMS COMPANIES INC	11/15/2020	4.125	10,000	10,042	10,120
TOTAL ENERGY				10,042	10,120

FINANCE COMPANIES
GE CAPITAL INTERNATIONAL	11/15/2020	2.342	15,000	14,874	15,005
TOTAL FINANCE COMPANIES				14,874	15,005

INSURANCE
UNITEDHEALTH GROUP INC	11/15/2021	3.375	20,000	20,078	20,481
UNITEDHEALTH GROUP INC	3/15/2022	2.875	2,000	1,974	2,040
TOTAL INSURANCE				22,052	22,521

NATURAL GAS
NISOURCE INC	6/15/2023	3.650	4,760	4,785	4,952
SEMPRA ENERGY	3/15/2020	2.400	8,565	8,564	8,566
TOTAL NATURAL GAS				13,349	13,518

TECHNOLOGY
BROADCOM LTD	1/15/2020	2.375	20,000	20,002	20,002
TOTAL TECHNOLOGY				20,002	20,002
TOTAL CORPORATE DEBT SECURITIES				519,365	524,837
TOTAL FIXED MATURITIES				7,362,814	7,376,772

EQUITY SECURITIES
CONGLOMERATES/DIVERSIFIED MFG
DAYCO LLC	10	115	72	d
TOTAL CONGLOMERATES/DIVERSIFIED MFG		115	72

METALS/MINING
ALERIS CORPORATION	5	184	116	d
TOTAL METALS/MINING		184	116
TOTAL EQUITY SECURITIES		299	188

SYNDICATED LOANS
BASIC INDUSTRY
ALPHA 3 BV	1/31/2024	5.104	153	153	153
AXALTA COATING SYSTEMS LTD	6/1/2024	3.854	1,125	1,119	1,119
CHEMOURS COMPANY	4/3/2025	3.460	1,885	1,886	1,886
ELEMENT SOLUTIONS INC	1/31/2026	3.702	995	991	991
FLINT GROUP GERMANY	9/7/2021	4.936	86	86	86
FLINT GROUP GERMANY	9/7/2021	4.936	521	521	521
HEXION HOLDINGS LLC	7/1/2026	5.600	499	494	494
INEOS LTD	3/29/2024	3.702	983	983	983

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

KRATON CORP	3/8/2025	4.202	464	464	464
MESSER INDUSTRIE GMBH	3/2/2026	4.604	1,244	1,237	1,237
MINERALS TECHNOLOGIES INC.	2/13/2024	4.031	875	875	875
ORION ENGINEERED CARBONS	7/25/2024	4.104	812	814	814
TRINSEO SA	9/6/2024	3.702	1,328	1,328	1,328
UNIVAR INC	7/1/2024	3.952	617	615	615
TOTAL BASIC INDUSTRY				11,566	11,566

BROKERAGE
ALIXPARTNERS LLP	4/4/2024	4.452	980	985	985
GREENHILL & CO INC	4/12/2024	4.990	658	655	655
VICTORY CAPITAL HOLDINGS	7/1/2026	5.349	692	686	686
TOTAL BROKERAGE				2,326	2,326

CAPITAL GOODS
ADVANCED DISPOSAL SERVICES INC	11/10/2023	3.835	926	925	925
ADVANCED DRAINAGE SYSTEMS INC	7/31/2026	4.000	882	880	880
ALBEA BEAUTY HOLDINGS	4/22/2024	4.835	714	713	713
ALLNEX USA	9/13/2023	5.163	219	219	219
ALLNEX USA	9/13/2023	5.163	165	165	165
ALTRA INDUSTRIAL MOTION CORP	10/1/2025	3.702	1,129	1,126	1,126
ANCHOR GLASS CONTAINER CORP	12/7/2023	4.520	979	979	979
API GROUP DE INC	10/1/2026	4.202	450	448	448
BERRY GLOBAL INC	7/1/2026	4.215	1,097	1,095	1,095
ENERGY SOLUTIONS LLC	5/12/2025	5.854	642	639	639
EWT HOLDINGS III CORP	12/20/2024	4.702	851	850	850
FLEX ACQUISITION COMPANY INC	12/29/2023	5.091	110	110	110
GARDNER DENVER HOLDINGS INC	7/31/2024	4.441	325	325	325
GENERAC POWER SYSTEMS INC	12/13/2026	3.441	1,416	1,417	1,417
PLASTIPAK HOLDINGS INC.	10/14/2024	4.200	980	981	981
PLY GEM MIDCO LLC	4/12/2025	5.486	198	197	197
PRINTPACK HOLDINGS INC	7/26/2023	4.750	131	131	131
QUIKRETE HOLDINGS INC	11/15/2023	4.452	1,125	1,117	1,117
REXNORD LLC	8/21/2024	3.512	400	400	400
REYNOLDS GROUP HOLDINGS INC	2/5/2023	4.452	869	869	869
TRANSDIGM INC	6/9/2023	4.202	848	846	846
UNIMIN CORPORATION	6/2/2025	6.043	296	296	296
UNITED RENTALS INC	10/31/2025	3.452	743	743	743
US ECOLOGY INC	10/1/2026	4.191	675	673	673
WESCO AIRCRAFT HARDWARE CORPORATION	2/28/2021	4.210	1,516	1,511	1,511
WILSONART LLC	12/19/2023	5.360	292	291	291
TOTAL CAPITAL GOODS				17,946	17,946

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

COMMUNICATIONS
ALTICE FRANCE SA	7/15/2025	4.452	975	974	974
CELLULAR SOUTH INC	5/24/2024	4.177	880	878	878
CENTURYLINK INC	1/31/2025	4.452	1,061	1,054	1,054
CHARTER COMMUNICATIONS INC	4/30/2025	3.450	1,427	1,429	1,429
COGECO COMMUNICATIONS (USA) II LP	1/6/2025	3.952	1,381	1,380	1,380
CSC HOLDINGS LLC	1/15/2026	3.990	993	965	965
CSC HOLDINGS LLC	7/17/2025	3.990	966	962	962
DIAMOND SPORTS GROUP LLC	8/24/2026	4.960	1,173	1,170	1,170
ENTRAVISION COMMUNICATIONS CORPORATION	11/30/2024	4.452	346	344	344
GRAY TELEVISION INC	2/7/2024	3.947	278	278	278
HUBBARD RADIO LLC	3/28/2025	5.210	267	266	266
ION MEDIA NETWORKS INC	12/18/2024	4.750	1,303	1,304	1,304
LEVEL 3 PARENT LLC	3/1/2027	3.452	337	337	337
LIONS GATE ENTERTAINMENT CORP	3/24/2025	3.952	908	908	908
LIONS GATE ENTERTAINMENT CORP	3/22/2023	3.452	1,121	1,121	1,121
MEDIACOM COMMUNICATIONS CORPORATION	2/15/2024	3.330	963	960	960
MISSION BROADCASTING INC	1/17/2024	3.941	102	102	102
NASCAR HOLDINGS INC	10/19/2026	4.495	473	471	471
NEXSTAR MEDIA GROUP INC	1/17/2024	3.941	515	515	515
NIELSEN HOLDINGS PLC	10/2/2023	3.710	1,039	1,039	1,039
SBA COMMUNICATIONS CORP	4/11/2025	3.460	1,256	1,249	1,249
SINCLAIR BROADCAST GROUP INC	1/3/2024	3.960	950	944	944
SOUTHWIRE CO	5/19/2025	3.452	1,259	1,256	1,256
SPRINT COMMUNICATIONS INC	2/2/2024	4.250	1,800	1,796	1,796
SWITCH LTD	6/26/2024	4.050	1	—	—
TELESAT LLC	11/25/2026	4.630	1,000	998	998
UNIVISION COMMUNICATIONS INC	3/15/2024	4.452	937	933	933
URBAN ONE INC	4/18/2023	5.710	505	502	502
VIRGIN MEDIA BRISTOL LLC	1/31/2028	4.240	1,000	1,001	1,001
TOTAL COMMUNICATIONS				25,136	25,136

CONSUMER CYCLICAL
1011778 BC UNLIMITED LIABILITY	11/19/2026	3.452	1,338	1,335	1,335
ACADEMY LTD	7/1/2022	6.100	471	470	470
AFFINITY GAMING LLC	7/1/2023	4.952	302	301	301
AMC ENTERTAINMENT INC	4/22/2026	5.230	958	957	957
ARISTOCRAT LEISURE LTD	10/19/2024	3.716	1,429	1,428	1,428
CAESARS ENTERTAINMENT CORP	12/23/2024	4.452	1,094	1,087	1,087
CCM MERGER	8/6/2021	3.952	198	198	198
CINEWORLD FINANCE US INC	2/28/2025	3.952	348	348	348
CITYCENTER HOLDINGS LLC	4/18/2024	3.952	1,576	1,575	1,575
CUSHMAN & WAKEFIELD	8/21/2025	4.952	421	419	419
ELDORADO RESORTS INC	4/17/2024	4.000	1,235	1,233	1,233

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FOUR SEASONS HOLDINGS INC	11/30/2023	3.702	1,477	1,474	1,474
GO DADDY INC	2/15/2024	3.452	957	955	955
HILTON WORLDWIDE HOLDINGS INC	6/22/2026	3.458	749	747	747
KAR AUCTION SERVICES INC	9/18/2026	4.063	750	748	748
KFC HOLDING CORPORATION	4/2/2025	3.495	1,357	1,359	1,359
METRO-GOLDWYN-MAYER INC	7/7/2025	4.210	1,388	1,378	1,378
MICHAELS COMPANIES INC	1/28/2023	4.203	584	583	583
MOHEGAN TRIBAL GAMING AUTHORITY	10/13/2023	5.702	639	635	635
NAI ENTERTAINMENT HOLDINGS LLC	5/8/2025	4.210	347	346	346
NAVISTAR INC	11/6/2024	4.865	750	752	752
PCI GAMING AUTHORITY	5/29/2026	4.702	407	405	405
PENN NATIONAL GAMING INC	10/15/2025	3.952	1,267	1,265	1,265
PRIME SECURITY SERVICES TOPCO PARENT LP	9/13/2026	4.944	1,000	990	990
SCIENTIFIC GAMES CORP	8/14/2024	4.452	1,408	1,400	1,400
SEMINOLE TRIBE OF FLORIDA INC	7/8/2024	3.452	944	942	942
SERVICEMASTER GLOBAL HOLDINGS INC	10/31/2026	3.500	500	499	499
SIX FLAGS ENTERTAINMENT CORP	4/17/2026	3.460	440	439	439
WILLIAM MORRIS ENDEAVOR ENTERTAINMENT LLC	5/16/2025	4.554	914	911	911
WYNDHAM WORLDWIDE CORP	4/27/2025	3.452	990	989	989
TOTAL CONSUMER CYCLICAL				26,168	26,168

CONSUMER NON CYCLICAL
ALBERTSONS INVESTOR HOLDINGS LLC	8/17/2026	4.452	178	178	178
ALBERTSONS INVESTOR HOLDINGS LLC	11/17/2025	4.452	254	254	254
ARAMARK	3/28/2024	3.452	1,354	1,355	1,355
B&G FOODS INC	10/10/2026	4.202	325	323	323
BAUSCH HEALTH COMPANIES INC	6/1/2025	4.740	511	509	509
CATALENT INC	5/10/2026	3.952	498	496	496
CHANGE HEALTHCARE HOLDINGS LLC	3/1/2024	4.202	768	767	767
DAVITA INC	8/12/2026	3.952	750	748	748
ENDO INTERNATIONAL PLC	4/29/2024	6.000	269	268	268
GRIFOLS SA	11/15/2027	3.740	1,207	1,202	1,202
HCA HEALTHCARE INC	3/13/2025	3.452	419	419	419
JAGUAR HOLDING COMPANY	8/18/2022	4.202	958	955	955
JBS SA	5/1/2026	3.702	572	571	571
MALLINCKRODT INTERNATIONAL	9/24/2024	4.854	795	794	794
MALLINCKRODT INTERNATIONAL	2/24/2025	4.909	269	268	268
RPI INTERNATIONAL PARTNERS LP	3/27/2023	3.702	929	928	928
SELECT MEDICAL CORPORATION	3/6/2025	4.580	1,250	1,245	1,245
TENNESSEE PARENT INC	2/6/2024	4.452	926	925	925
US FOODS HOLDING CORP	8/30/2026	3.702	250	249	249
US FOODS HOLDING CORPORATION	6/27/2023	3.452	1,429	1,427	1,427
TOTAL CONSUMER NON CYCLICAL				13,881	13,881

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

ELECTRIC
AES CORP VA	5/31/2022	3.659	63	63	63
CALPINE CONSTRUCTION FINANCE	1/15/2025	4.202	1,970	1,972	1,972
CARROLL COUNTRY ENERGY LLC	2/16/2026	5.604	724	718	718
CPV SHORE HOLDINGS LLC	12/29/2025	5.460	706	700	700
EASTERN POWER LLC	10/2/2023	5.452	1,508	1,511	1,511
EDGEWATER GENERATION LLC	12/13/2025	5.452	1,242	1,238	1,238
EFS COGEN HOLDINGS I LLC	6/28/2023	5.245	935	937	937
HELIX GEN FUNDING LLC	6/3/2024	5.452	970	968	968
INVENERGY CLEAN POWER LLC	8/28/2025	5.202	932	929	929
LMBE-MC HOLDCO II LLC	11/26/2025	6.110	689	686	686
VISTRA ENERGY CORP	12/31/2025	3.459	1,252	1,251	1,251
WEST DEPTFORD ENERGY HOLDINGS LLC	8/26/2026	5.452	1,225	1,221	1,221
WG PARTNERS	11/15/2023	5.604	327	325	325
TOTAL ELECTRIC				12,519	12,519

ENERGY
APERGY CORP	5/9/2025	4.250	1,208	1,211	1,211
EQUITRANS MIDSTREAM CORP	1/31/2024	6.210	1,244	1,224	1,224
HERCULES MERGER SUB LLC	11/1/2026	4.441	425	423	423
TRAVERSE MIDSTREAM PARTNERS	9/27/2024	5.710	718	715	715
TOTAL ENERGY				3,573	3,573

FINANCE COMPANY
AVOLON TLB BORROWER	1/15/2025	3.515	1,031	1,029	1,029
FINCO I LLC	12/27/2022	3.702	1,196	1,197	1,197
TOTAL FINANCE COMPANY				2,226	2,226

INSURANCE
ASURION LLC	11/29/2024	4.702	420	418	418
ASURION LLC	11/3/2023	4.702	301	300	300
ASURION LLC	8/4/2022	4.702	226	225	225
TOTAL INSURANCE				943	943

OTHER FINANCIAL INSTITUTIONS
TRANSUNION	11/16/2026	3.452	1,170	1,168	1,168
TOTAL OTHER FINANCIAL INSTITUTIONS				1,168	1,168

OTHER INDUSTRY
HAMILTON HOLDCO LLC	1/2/2027	4.110	988	987	987
LIGHTSTONE HOLDCO LLC	1/30/2024	5.452	987	982	982
LIGHTSTONE HOLDCO LLC	1/30/2024	5.452	56	55	55
TOTAL OTHER INDUSTRY				2,024	2,024

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

OTHER UTILITY
SANDY CREEK	11/9/2020	6.330	829	828	828
TOTAL OTHER UTILITY				828	828

REITS
EXTENDED STAY AMERICA INC	9/18/2026	3.702	500	499	499
RYMAN HOSPITALITY PROPERTIES	5/11/2024	3.710	766	765	765
VICI PROPERTIES INC	12/20/2024	3.785	1,810	1,814	1,814
TOTAL REITS				3,078	3,078

TECHNOLOGY
CDW CORP	10/13/2026	3.460	1,977	1,976	1,976
CELESTICA INC.	6/27/2025	3.825	1,086	1,082	1,082
COMMSCOPE HOLDING CO INC	4/6/2026	4.952	1,250	1,240	1,240
DELL TECHNOLOGIES INC	9/19/2025	3.710	1,454	1,453	1,453
INFOR SOFTWARE PARENT LLC	2/1/2022	4.854	414	413	413
LEIDOS HOLDINGS INC	8/22/2025	3.500	423	422	422
MA FINANCECO LLC	6/21/2024	4.202	160	159	159
MACDONALD DETTWILER AND ASSOCIATES LTD	10/4/2024	4.854	980	976	976
MICROCHIP TECHNOLOGY INCORPORATED	5/29/2025	3.710	431	431	431
NEUSTAR	8/8/2024	5.202	196	193	193
ON SEMICONDUCTOR CORPORATION	9/16/2026	3.702	1,413	1,417	1,417
PERSPECTA INC	5/31/2025	3.952	1,016	1,015	1,015
PLANTRONICS INC	7/2/2025	4.202	1,352	1,337	1,337
SABRE HOLDINGS CORPORATION	2/22/2024	3.702	799	798	798
SCIENCE APPLICATIONS INTERNATIONAL CORP	10/31/2025	3.452	1,238	1,232	1,232
SEATTLE SPINCO INC	6/21/2024	4.202	1,177	1,171	1,171
SS&C EUROPEAN HOLDINGS	4/16/2025	3.952	278	278	278
SS&C TECHNOLOGIES	4/16/2025	3.952	427	426	426
TTM TECHNOLOGIES INC	9/25/2024	4.191	360	359	359
VERINT SYSTEMS INC	6/28/2024	3.796	1,134	1,132	1,132
WESTERN DIGITAL CORPORATION	4/29/2023	3.452	1,727	1,725	1,725
XPERI CORP	12/1/2023	4.202	762	734	734
TOTAL TECHNOLOGY				19,969	19,969

TRANSPORTATION
AMERICAN AIRLINES GROUP INC	12/14/2023	3.740	980	978	978
AMERICAN AIRLINES GROUP INC	6/27/2025	3.450	960	959	959
GENESEE & WYOMING INC	11/6/2026	3.774	650	651	651
UNITED CONTINENTAL HOLDINGS INC	4/1/2024	3.452	1,566	1,561	1,561
TOTAL TRANSPORTATION				4,149	4,149
TOTAL SYNDICATED LOANS BEFORE ALLOWANCE FOR LOAN LOSSES				147,500	147,500
ALLOWANCE FOR LOAN LOSSES				(681)	(681)
TOTAL SYNDICATED LOANS - NET				146,819	146,819

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

DERIVATIVES
PURCHASED OPTIONS
BNP PARIBAS SA	1/14/2020	—	96	96
BNP PARIBAS SA	1/21/2020	—	190	190
BNP PARIBAS SA	2/11/2020	—	179	179
BNP PARIBAS SA	3/17/2020	—	177	177
BNP PARIBAS SA	3/24/2020	—	174	174
BNP PARIBAS SA	3/31/2020	—	87	87
BNP PARIBAS SA	5/19/2020	—	251	251
BNP PARIBAS SA	5/26/2020	—	82	82
BNP PARIBAS SA	6/2/2020	—	81	81
BNP PARIBAS SA	6/16/2020	—	80	80
BNP PARIBAS SA	6/30/2020	—	81	81
BNP PARIBAS SA	7/7/2020	—	81	81
BNP PARIBAS SA	7/14/2020	—	78	78
BNP PARIBAS SA	8/4/2020	—	154	154
BNP PARIBAS SA	9/15/2020	—	74	74
BNP PARIBAS SA	9/29/2020	—	72	72
BNP PARIBAS SA	10/20/2020	—	70	70
BNP PARIBAS SA	10/27/2020	—	69	69
BNP PARIBAS SA	11/17/2020	—	135	135
BNP PARIBAS SA	11/24/2020	—	65	65
BNP PARIBAS SA	12/1/2020	—	65	65
BNP PARIBAS SA	12/15/2020	—	61	61
BNP PARIBAS SA	1/21/2020	—	39	39
BNP PARIBAS SA	1/19/2021	1	242	242
BNP PARIBAS SA	2/4/2020	—	54	54
BNP PARIBAS SA	2/2/2021	—	61	61
BNP PARIBAS SA	2/18/2020	—	52	52
BNP PARIBAS SA	2/16/2021	—	118	118
BNP PARIBAS SA	2/25/2020	—	49	49
BNP PARIBAS SA	2/23/2021	—	57	57
BNP PARIBAS SA	3/3/2020	—	102	102
BNP PARIBAS SA	3/2/2021	—	58	58
BNP PARIBAS SA	3/31/2020	—	62	62
BNP PARIBAS SA	3/30/2021	—	68	68
BNP PARIBAS SA	4/14/2020	—	54	54
BNP PARIBAS SA	4/13/2021	—	61	61
BNP PARIBAS SA	4/28/2020	—	59	59
BNP PARIBAS SA	4/27/2021	—	65	65
BNP PARIBAS SA	8/4/2020	—	85	85
BNP PARIBAS SA	8/3/2021	—	51	51
BNP PARIBAS SA	8/11/2020	—	44	44
BNP PARIBAS SA	8/10/2021	—	209	209

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP PARIBAS SA	8/18/2020	—	43	43
BNP PARIBAS SA	8/17/2021	—	51	51
BNP PARIBAS SA	9/29/2020	—	39	39
BNP PARIBAS SA	9/28/2021	—	47	47
BNP PARIBAS SA	10/27/2020	—	60	60
BNP PARIBAS SA	10/26/2021	—	131	131
BNP PARIBAS SA	11/3/2020	—	54	54
BNP PARIBAS SA	11/2/2021	—	121	121
BNP PARIBAS SA	2/4/2020	2	894	894
BNP PARIBAS SA	2/1/2022	—	125	125
BNP PARIBAS SA	3/31/2020	2	841	841
BNP PARIBAS SA	3/30/2021	—	95	95
BNP PARIBAS SA	3/29/2022	—	108	108
BNP PARIBAS SA	4/14/2020	2	770	770
BNP PARIBAS SA	4/13/2021	—	45	45
BNP PARIBAS SA	4/12/2022	—	103	103
BNP PARIBAS SA	4/21/2020	2	691	691
BNP PARIBAS SA	4/19/2022	—	50	50
BNP PARIBAS SA	6/30/2020	2	606	606
BNP PARIBAS SA	6/29/2021	—	125	125
BNP PARIBAS SA	6/28/2022	—	97	97
BNP PARIBAS SA	7/14/2020	2	567	567
BNP PARIBAS SA	7/13/2021	—	40	40
BNP PARIBAS SA	9/1/2020	2	708	708
BNP PARIBAS SA	9/8/2020	2	571	571
BNP PARIBAS SA	9/22/2020	2	666	666
BNP PARIBAS SA	9/20/2022	—	101	101
BNP PARIBAS SA	10/13/2020	2	569	569
BNP PARIBAS SA	10/11/2022	—	98	98
BNP PARIBAS SA	11/3/2020	2	428	428
BNP PARIBAS SA	11/1/2022	—	45	45
BNP PARIBAS SA	11/10/2020	2	495	495
BNP PARIBAS SA	11/17/2020	2	387	387
BNP PARIBAS SA	11/15/2022	—	85	85
BNP PARIBAS SA	12/1/2020	2	421	421
BNP PARIBAS SA	11/30/2021	—	37	37
BNP PARIBAS SA	12/22/2020	2	301	301
WELLS FARGO BANK NA	10/27/2020	2	591	591
WELLS FARGO BANK NA	10/25/2022	—	47	47
WELLS FARGO BANK NA	1/7/2020	—	96	96
WELLS FARGO BANK NA	1/28/2020	—	191	191
WELLS FARGO BANK NA	2/4/2020	—	94	94
WELLS FARGO BANK NA	2/18/2020	—	87	87
WELLS FARGO BANK NA	2/25/2020	—	260	260

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	3/3/2020	—	86	86
WELLS FARGO BANK NA	3/10/2020	—	86	86
WELLS FARGO BANK NA	4/7/2020	—	175	175
WELLS FARGO BANK NA	4/14/2020	—	89	89
WELLS FARGO BANK NA	4/21/2020	—	84	84
WELLS FARGO BANK NA	4/28/2020	—	84	84
WELLS FARGO BANK NA	5/5/2020	—	168	168
WELLS FARGO BANK NA	5/12/2020	—	83	83
WELLS FARGO BANK NA	6/9/2020	—	80	80
WELLS FARGO BANK NA	6/23/2020	—	82	82
WELLS FARGO BANK NA	7/21/2020	—	77	77
WELLS FARGO BANK NA	7/28/2020	—	77	77
WELLS FARGO BANK NA	8/11/2020	—	78	78
WELLS FARGO BANK NA	8/18/2020	—	158	158
WELLS FARGO BANK NA	8/25/2020	—	80	80
WELLS FARGO BANK NA	9/8/2020	—	75	75
WELLS FARGO BANK NA	9/22/2020	—	75	75
WELLS FARGO BANK NA	10/6/2020	—	71	71
WELLS FARGO BANK NA	10/13/2020	—	70	70
WELLS FARGO BANK NA	11/10/2020	—	138	138
WELLS FARGO BANK NA	12/8/2020	—	62	62
WELLS FARGO BANK NA	12/29/2020	—	60	60
WELLS FARGO BANK NA	1/7/2020	—	48	48
WELLS FARGO BANK NA	1/5/2021	—	55	55
WELLS FARGO BANK NA	1/14/2020	—	46	46
WELLS FARGO BANK NA	1/12/2021	—	53	53
WELLS FARGO BANK NA	1/28/2020	—	83	83
WELLS FARGO BANK NA	1/26/2021	—	50	50
WELLS FARGO BANK NA	2/11/2020	—	57	57
WELLS FARGO BANK NA	2/9/2021	—	63	63
WELLS FARGO BANK NA	3/10/2020	—	95	95
WELLS FARGO BANK NA	3/9/2021	—	110	110
WELLS FARGO BANK NA	3/17/2020	—	52	52
WELLS FARGO BANK NA	3/16/2021	—	59	59
WELLS FARGO BANK NA	3/24/2020	—	62	62
WELLS FARGO BANK NA	4/7/2020	—	175	175
WELLS FARGO BANK NA	4/6/2021	—	64	64
WELLS FARGO BANK NA	4/21/2020	—	61	61
WELLS FARGO BANK NA	4/20/2021	—	67	67
WELLS FARGO BANK NA	5/5/2020	—	57	57
WELLS FARGO BANK NA	5/4/2021	—	64	64
WELLS FARGO BANK NA	5/12/2020	—	107	107
WELLS FARGO BANK NA	5/11/2021	—	61	61
WELLS FARGO BANK NA	5/19/2020	—	53	53

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	5/26/2020	—	112	112
WELLS FARGO BANK NA	5/25/2021	—	63	63
WELLS FARGO BANK NA	6/1/2021	—	58	58
WELLS FARGO BANK NA	6/9/2020	—	95	95
WELLS FARGO BANK NA	6/8/2021	—	55	55
WELLS FARGO BANK NA	6/16/2020	—	50	50
WELLS FARGO BANK NA	6/15/2021	—	57	57
WELLS FARGO BANK NA	6/23/2020	—	53	53
WELLS FARGO BANK NA	6/22/2021	—	60	60
WELLS FARGO BANK NA	6/30/2020	—	55	55
WELLS FARGO BANK NA	6/29/2021	—	123	123
WELLS FARGO BANK NA	7/7/2020	—	47	47
WELLS FARGO BANK NA	7/6/2021	—	55	55
WELLS FARGO BANK NA	7/14/2020	—	46	46
WELLS FARGO BANK NA	7/13/2021	—	108	108
WELLS FARGO BANK NA	7/21/2020	—	91	91
WELLS FARGO BANK NA	7/20/2021	—	53	53
WELLS FARGO BANK NA	7/28/2020	—	46	46
WELLS FARGO BANK NA	7/27/2021	—	54	54
WELLS FARGO BANK NA	8/24/2021	—	48	48
WELLS FARGO BANK NA	9/1/2020	—	40	40
WELLS FARGO BANK NA	8/31/2021	—	48	48
WELLS FARGO BANK NA	9/8/2020	—	41	41
WELLS FARGO BANK NA	9/7/2021	—	147	147
WELLS FARGO BANK NA	9/15/2020	—	80	80
WELLS FARGO BANK NA	9/14/2021	—	144	144
WELLS FARGO BANK NA	9/22/2020	—	39	39
WELLS FARGO BANK NA	9/21/2021	—	95	95
WELLS FARGO BANK NA	10/6/2020	—	43	43
WELLS FARGO BANK NA	10/5/2021	—	100	100
WELLS FARGO BANK NA	10/13/2020	—	97	97
WELLS FARGO BANK NA	10/12/2021	—	111	111
WELLS FARGO BANK NA	10/20/2020	—	109	109
WELLS FARGO BANK NA	10/19/2021	—	121	121
WELLS FARGO BANK NA	11/10/2020	—	57	57
WELLS FARGO BANK NA	11/9/2021	—	125	125
WELLS FARGO BANK NA	11/17/2020	—	127	127
WELLS FARGO BANK NA	11/16/2021	—	137	137
WELLS FARGO BANK NA	11/23/2021	—	65	65
WELLS FARGO BANK NA	12/1/2020	—	59	59
WELLS FARGO BANK NA	11/30/2021	—	64	64
WELLS FARGO BANK NA	12/8/2020	—	64	64
WELLS FARGO BANK NA	12/7/2021	—	138	138
WELLS FARGO BANK NA	12/15/2020	—	144	144

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	12/14/2021	—	228	228
WELLS FARGO BANK NA	12/22/2020	—	179	179
WELLS FARGO BANK NA	12/21/2021	—	368	368
WELLS FARGO BANK NA	12/29/2020	—	76	76
WELLS FARGO BANK NA	12/28/2021	—	159	159
WELLS FARGO BANK NA	1/7/2020	2	1,313	1,313
WELLS FARGO BANK NA	1/5/2021	—	140	140
WELLS FARGO BANK NA	1/4/2022	—	149	149
WELLS FARGO BANK NA	1/14/2020	2	1,488	1,488
WELLS FARGO BANK NA	1/12/2021	—	67	67
WELLS FARGO BANK NA	1/11/2022	—	143	143
WELLS FARGO BANK NA	1/21/2020	2	1,253	1,253
WELLS FARGO BANK NA	1/19/2021	—	65	65
WELLS FARGO BANK NA	1/18/2022	—	70	70
WELLS FARGO BANK NA	1/28/2020	2	1,246	1,246
WELLS FARGO BANK NA	1/26/2021	—	129	129
WELLS FARGO BANK NA	1/25/2022	—	139	139
WELLS FARGO BANK NA	2/11/2020	2	1,077	1,077
WELLS FARGO BANK NA	2/9/2021	—	225	225
WELLS FARGO BANK NA	2/8/2022	—	186	186
WELLS FARGO BANK NA	2/18/2020	2	818	818
WELLS FARGO BANK NA	2/16/2021	—	107	107
WELLS FARGO BANK NA	2/15/2022	—	119	119
WELLS FARGO BANK NA	2/25/2020	2	797	797
WELLS FARGO BANK NA	2/23/2021	—	105	105
WELLS FARGO BANK NA	2/22/2022	—	117	117
WELLS FARGO BANK NA	3/3/2020	2	941	941
WELLS FARGO BANK NA	3/2/2021	—	53	53
WELLS FARGO BANK NA	3/1/2022	—	59	59
WELLS FARGO BANK NA	3/10/2020	2	896	896
WELLS FARGO BANK NA	3/9/2021	—	53	53
WELLS FARGO BANK NA	3/8/2022	—	177	177
WELLS FARGO BANK NA	3/17/2020	2	943	943
WELLS FARGO BANK NA	3/16/2021	—	50	50
WELLS FARGO BANK NA	3/15/2022	—	56	56
WELLS FARGO BANK NA	3/24/2020	2	808	808
WELLS FARGO BANK NA	3/23/2021	—	103	103
WELLS FARGO BANK NA	3/22/2022	—	115	115
WELLS FARGO BANK NA	4/7/2020	2	749	749
WELLS FARGO BANK NA	4/6/2021	—	47	47
WELLS FARGO BANK NA	4/5/2022	1	267	267
WELLS FARGO BANK NA	4/28/2020	2	581	581
WELLS FARGO BANK NA	4/27/2021	—	43	43
WELLS FARGO BANK NA	4/26/2022	—	49	49

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	5/5/2020	2	759	759
WELLS FARGO BANK NA	5/3/2022	—	108	108
WELLS FARGO BANK NA	5/12/2020	2	764	764
WELLS FARGO BANK NA	5/11/2021	—	51	51
WELLS FARGO BANK NA	5/10/2022	—	114	114
WELLS FARGO BANK NA	5/19/2020	2	958	958
WELLS FARGO BANK NA	5/26/2020	2	958	958
WELLS FARGO BANK NA	5/24/2022	—	119	119
WELLS FARGO BANK NA	6/2/2020	2	869	869
WELLS FARGO BANK NA	6/1/2021	—	54	54
WELLS FARGO BANK NA	5/31/2022	—	60	60
WELLS FARGO BANK NA	6/9/2020	2	734	734
WELLS FARGO BANK NA	6/16/2020	2	650	650
WELLS FARGO BANK NA	6/15/2021	—	91	91
WELLS FARGO BANK NA	6/14/2022	—	104	104
WELLS FARGO BANK NA	6/23/2020	2	728	728
WELLS FARGO BANK NA	6/22/2021	—	91	91
WELLS FARGO BANK NA	6/21/2022	—	104	104
WELLS FARGO BANK NA	7/7/2020	2	604	604
WELLS FARGO BANK NA	7/21/2020	2	575	575
WELLS FARGO BANK NA	7/28/2020	2	598	598
WELLS FARGO BANK NA	7/27/2021	—	40	40
WELLS FARGO BANK NA	7/26/2022	—	47	47
WELLS FARGO BANK NA	8/4/2020	2	858	858
WELLS FARGO BANK NA	8/3/2021	—	98	98
WELLS FARGO BANK NA	8/11/2020	2	745	745
WELLS FARGO BANK NA	8/18/2020	2	712	712
WELLS FARGO BANK NA	8/16/2022	—	109	109
WELLS FARGO BANK NA	8/25/2020	2	804	804
WELLS FARGO BANK NA	9/15/2020	2	575	575
WELLS FARGO BANK NA	9/13/2022	—	48	48
WELLS FARGO BANK NA	9/29/2020	2	638	638
WELLS FARGO BANK NA	9/27/2022	—	53	53
WELLS FARGO BANK NA	10/6/2020	2	664	664
WELLS FARGO BANK NA	10/5/2021	—	49	49
WELLS FARGO BANK NA	10/4/2022	—	111	111
WELLS FARGO BANK NA	10/20/2020	2	508	508
WELLS FARGO BANK NA	11/24/2020	2	395	395
WELLS FARGO BANK NA	12/8/2020	1	332	332
WELLS FARGO BANK NA	12/15/2020	2	329	329
TOTAL PURCHASED OPTIONS			56,038	56,038

WRITTEN OPTIONS
BNP PARIBAS SA	1/14/2020	—	(82)	(82)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP PARIBAS SA	1/21/2020	—	(153)	(153)
BNP PARIBAS SA	2/11/2020	—	(141)	(141)
BNP PARIBAS SA	3/17/2020	—	(139)	(139)
BNP PARIBAS SA	3/24/2020	—	(137)	(137)
BNP PARIBAS SA	3/31/2020	—	(68)	(68)
BNP PARIBAS SA	5/19/2020	—	(195)	(195)
BNP PARIBAS SA	5/26/2020	—	(63)	(63)
BNP PARIBAS SA	6/2/2020	—	(62)	(62)
BNP PARIBAS SA	6/16/2020	—	(61)	(61)
BNP PARIBAS SA	6/30/2020	—	(62)	(62)
BNP PARIBAS SA	7/7/2020	—	(63)	(63)
BNP PARIBAS SA	7/14/2020	—	(59)	(59)
BNP PARIBAS SA	8/4/2020	—	(117)	(117)
BNP PARIBAS SA	9/15/2020	—	(56)	(56)
BNP PARIBAS SA	9/29/2020	—	(54)	(54)
BNP PARIBAS SA	10/20/2020	—	(51)	(51)
BNP PARIBAS SA	10/27/2020	—	(51)	(51)
BNP PARIBAS SA	11/17/2020	—	(99)	(99)
BNP PARIBAS SA	11/24/2020	—	(47)	(47)
BNP PARIBAS SA	12/1/2020	—	(47)	(47)
BNP PARIBAS SA	12/15/2020	—	(43)	(43)
BNP PARIBAS SA	1/21/2020	—	(27)	(27)
BNP PARIBAS SA	1/19/2021	(1)	(146)	(146)
BNP PARIBAS SA	2/4/2020	—	(42)	(42)
BNP PARIBAS SA	2/2/2021	—	(41)	(41)
BNP PARIBAS SA	2/18/2020	—	(40)	(40)
BNP PARIBAS SA	2/16/2021	—	(79)	(79)
BNP PARIBAS SA	2/25/2020	—	(37)	(37)
BNP PARIBAS SA	2/23/2021	—	(38)	(38)
BNP PARIBAS SA	3/3/2020	—	(74)	(74)
BNP PARIBAS SA	3/2/2021	—	(37)	(37)
BNP PARIBAS SA	3/31/2020	—	(49)	(49)
BNP PARIBAS SA	3/30/2021	—	(47)	(47)
BNP PARIBAS SA	4/14/2020	—	(40)	(40)
BNP PARIBAS SA	4/13/2021	—	(40)	(40)
BNP PARIBAS SA	4/28/2020	—	(43)	(43)
BNP PARIBAS SA	4/27/2021	—	(40)	(40)
BNP PARIBAS SA	8/4/2020	—	(52)	(52)
BNP PARIBAS SA	8/3/2021	—	(25)	(25)
BNP PARIBAS SA	8/11/2020	—	(28)	(28)
BNP PARIBAS SA	8/10/2021	—	(106)	(106)
BNP PARIBAS SA	8/18/2020	—	(26)	(26)
BNP PARIBAS SA	8/17/2021	—	(25)	(25)
BNP PARIBAS SA	9/29/2020	—	(23)	(23)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP PARIBAS SA	9/28/2021	—	(22)	(22)
BNP PARIBAS SA	10/27/2020	—	(43)	(43)
BNP PARIBAS SA	10/26/2021	—	(79)	(79)
BNP PARIBAS SA	11/2/2021	—	(69)	(69)
BNP PARIBAS SA	11/3/2020	—	(38)	(38)
BNP PARIBAS SA	2/4/2020	(2)	(724)	(724)
BNP PARIBAS SA	2/1/2022	—	(69)	(69)
BNP PARIBAS SA	3/31/2020	(2)	(655)	(655)
BNP PARIBAS SA	3/30/2021	—	(65)	(65)
BNP PARIBAS SA	3/29/2022	—	(60)	(60)
BNP PARIBAS SA	4/14/2020	(2)	(587)	(587)
BNP PARIBAS SA	4/13/2021	—	(30)	(30)
BNP PARIBAS SA	4/12/2022	—	(56)	(56)
BNP PARIBAS SA	4/21/2020	(2)	(519)	(519)
BNP PARIBAS SA	4/19/2022	—	(26)	(26)
BNP PARIBAS SA	6/30/2020	(2)	(493)	(493)
BNP PARIBAS SA	6/29/2021	—	(92)	(92)
BNP PARIBAS SA	6/28/2022	—	(60)	(60)
BNP PARIBAS SA	7/14/2020	(2)	(456)	(456)
BNP PARIBAS SA	7/13/2021	—	(29)	(29)
BNP PARIBAS SA	9/1/2020	(2)	(613)	(613)
BNP PARIBAS SA	9/8/2020	(2)	(483)	(483)
BNP PARIBAS SA	9/22/2020	(2)	(589)	(589)
BNP PARIBAS SA	9/20/2022	—	(76)	(76)
BNP PARIBAS SA	10/13/2020	(2)	(501)	(501)
BNP PARIBAS SA	10/11/2022	—	(74)	(74)
BNP PARIBAS SA	11/3/2020	(2)	(371)	(371)
BNP PARIBAS SA	11/1/2022	—	(33)	(33)
BNP PARIBAS SA	11/10/2020	(2)	(428)	(428)
BNP PARIBAS SA	11/17/2020	(2)	(332)	(332)
BNP PARIBAS SA	11/15/2022	—	(62)	(62)
BNP PARIBAS SA	12/1/2020	(2)	(365)	(365)
BNP PARIBAS SA	11/30/2021	—	(30)	(30)
BNP PARIBAS SA	12/22/2020	(2)	(256)	(256)
WELLS FARGO BANK NA	9/29/2020	(2)	(570)	(570)
WELLS FARGO BANK NA	10/27/2020	(2)	(517)	(517)
WELLS FARGO BANK NA	10/25/2022	—	(35)	(35)
WELLS FARGO BANK NA	1/7/2020	—	(82)	(82)
WELLS FARGO BANK NA	1/28/2020	—	(153)	(153)
WELLS FARGO BANK NA	2/4/2020	—	(75)	(75)
WELLS FARGO BANK NA	2/18/2020	—	(67)	(67)
WELLS FARGO BANK NA	2/25/2020	—	(202)	(202)
WELLS FARGO BANK NA	3/3/2020	—	(67)	(67)
WELLS FARGO BANK NA	3/10/2020	—	(67)	(67)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	4/7/2020	—	(138)	(138)
WELLS FARGO BANK NA	4/14/2020	—	(70)	(70)
WELLS FARGO BANK NA	4/21/2020	—	(65)	(65)
WELLS FARGO BANK NA	4/28/2020	—	(65)	(65)
WELLS FARGO BANK NA	5/5/2020	—	(130)	(130)
WELLS FARGO BANK NA	5/12/2020	—	(64)	(64)
WELLS FARGO BANK NA	6/9/2020	—	(61)	(61)
WELLS FARGO BANK NA	6/23/2020	—	(63)	(63)
WELLS FARGO BANK NA	7/21/2020	—	(58)	(58)
WELLS FARGO BANK NA	7/28/2020	—	(58)	(58)
WELLS FARGO BANK NA	8/11/2020	—	(60)	(60)
WELLS FARGO BANK NA	8/18/2020	—	(122)	(122)
WELLS FARGO BANK NA	8/25/2020	—	(62)	(62)
WELLS FARGO BANK NA	9/8/2020	—	(57)	(57)
WELLS FARGO BANK NA	9/22/2020	—	(57)	(57)
WELLS FARGO BANK NA	10/6/2020	—	(53)	(53)
WELLS FARGO BANK NA	10/13/2020	—	(52)	(52)
WELLS FARGO BANK NA	11/10/2020	—	(102)	(102)
WELLS FARGO BANK NA	12/8/2020	—	(44)	(44)
WELLS FARGO BANK NA	12/29/2020	—	(42)	(42)
WELLS FARGO BANK NA	1/7/2020	—	(36)	(36)
WELLS FARGO BANK NA	1/5/2021	—	(36)	(36)
WELLS FARGO BANK NA	1/14/2020	—	(33)	(33)
WELLS FARGO BANK NA	1/12/2021	—	(34)	(34)
WELLS FARGO BANK NA	1/28/2020	—	(58)	(58)
WELLS FARGO BANK NA	1/26/2021	—	(31)	(31)
WELLS FARGO BANK NA	2/11/2020	—	(45)	(45)
WELLS FARGO BANK NA	2/9/2021	—	(44)	(44)
WELLS FARGO BANK NA	3/10/2020	—	(67)	(67)
WELLS FARGO BANK NA	3/9/2021	—	(69)	(69)
WELLS FARGO BANK NA	3/17/2020	—	(38)	(38)
WELLS FARGO BANK NA	3/16/2021	—	(38)	(38)
WELLS FARGO BANK NA	3/24/2020	—	(49)	(49)
WELLS FARGO BANK NA	4/7/2020	—	(135)	(135)
WELLS FARGO BANK NA	4/6/2021	—	(44)	(44)
WELLS FARGO BANK NA	4/21/2020	—	(48)	(48)
WELLS FARGO BANK NA	4/20/2021	—	(46)	(46)
WELLS FARGO BANK NA	5/5/2020	—	(41)	(41)
WELLS FARGO BANK NA	5/4/2021	—	(39)	(39)
WELLS FARGO BANK NA	5/12/2020	—	(76)	(76)
WELLS FARGO BANK NA	5/11/2021	—	(36)	(36)
WELLS FARGO BANK NA	5/19/2020	—	(37)	(37)
WELLS FARGO BANK NA	5/26/2020	—	(80)	(80)
WELLS FARGO BANK NA	5/25/2021	—	(38)	(38)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	6/1/2021	—	(34)	(34)
WELLS FARGO BANK NA	6/9/2020	—	(60)	(60)
WELLS FARGO BANK NA	6/8/2021	—	(29)	(29)
WELLS FARGO BANK NA	6/16/2020	—	(32)	(32)
WELLS FARGO BANK NA	6/15/2021	—	(30)	(30)
WELLS FARGO BANK NA	6/23/2020	—	(36)	(36)
WELLS FARGO BANK NA	6/22/2021	—	(34)	(34)
WELLS FARGO BANK NA	6/30/2020	—	(37)	(37)
WELLS FARGO BANK NA	6/29/2021	—	(69)	(69)
WELLS FARGO BANK NA	7/7/2020	—	(30)	(30)
WELLS FARGO BANK NA	7/6/2021	—	(29)	(29)
WELLS FARGO BANK NA	7/14/2020	—	(29)	(29)
WELLS FARGO BANK NA	7/13/2021	—	(56)	(56)
WELLS FARGO BANK NA	7/21/2020	—	(58)	(58)
WELLS FARGO BANK NA	7/20/2021	—	(27)	(27)
WELLS FARGO BANK NA	7/28/2020	—	(29)	(29)
WELLS FARGO BANK NA	7/27/2021	—	(28)	(28)
WELLS FARGO BANK NA	8/24/2021	—	(23)	(23)
WELLS FARGO BANK NA	9/1/2020	—	(24)	(24)
WELLS FARGO BANK NA	8/31/2021	—	(23)	(23)
WELLS FARGO BANK NA	9/8/2020	—	(25)	(25)
WELLS FARGO BANK NA	9/7/2021	—	(72)	(72)
WELLS FARGO BANK NA	9/15/2020	—	(47)	(47)
WELLS FARGO BANK NA	9/14/2021	—	(69)	(69)
WELLS FARGO BANK NA	9/22/2020	—	(23)	(23)
WELLS FARGO BANK NA	9/21/2021	—	(45)	(45)
WELLS FARGO BANK NA	10/6/2020	—	(26)	(26)
WELLS FARGO BANK NA	10/5/2021	—	(50)	(50)
WELLS FARGO BANK NA	10/13/2020	—	(64)	(64)
WELLS FARGO BANK NA	10/12/2021	—	(60)	(60)
WELLS FARGO BANK NA	10/20/2020	—	(76)	(76)
WELLS FARGO BANK NA	10/19/2021	—	(70)	(70)
WELLS FARGO BANK NA	11/10/2020	—	(41)	(41)
WELLS FARGO BANK NA	11/9/2021	—	(73)	(73)
WELLS FARGO BANK NA	11/17/2020	—	(95)	(95)
WELLS FARGO BANK NA	11/16/2021	—	(85)	(85)
WELLS FARGO BANK NA	11/23/2021	—	(40)	(40)
WELLS FARGO BANK NA	12/1/2020	—	(41)	(41)
WELLS FARGO BANK NA	11/30/2021	—	(36)	(36)
WELLS FARGO BANK NA	12/8/2020	—	(46)	(46)
WELLS FARGO BANK NA	12/7/2021	—	(81)	(81)
WELLS FARGO BANK NA	12/15/2020	—	(109)	(109)
WELLS FARGO BANK NA	12/14/2021	—	(143)	(143)
WELLS FARGO BANK NA	12/22/2020	—	(144)	(144)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	12/21/2021	—	(192)	(192)
WELLS FARGO BANK NA	12/21/2021	—	(21)	(21)
WELLS FARGO BANK NA	12/29/2020	—	(58)	(58)
WELLS FARGO BANK NA	12/28/2021	—	(103)	(103)
WELLS FARGO BANK NA	1/7/2020	(2)	(1,133)	(1,133)
WELLS FARGO BANK NA	1/5/2021	—	(105)	(105)
WELLS FARGO BANK NA	1/4/2022	—	(92)	(92)
WELLS FARGO BANK NA	1/14/2020	—	(33)	(33)
WELLS FARGO BANK NA	1/14/2020	(2)	(1,217)	(1,217)
WELLS FARGO BANK NA	1/12/2021	—	(49)	(49)
WELLS FARGO BANK NA	1/11/2022	—	(87)	(87)
WELLS FARGO BANK NA	1/21/2020	(2)	(1,010)	(1,010)
WELLS FARGO BANK NA	1/21/2020	—	(31)	(31)
WELLS FARGO BANK NA	1/19/2021	—	(48)	(48)
WELLS FARGO BANK NA	1/18/2022	—	(42)	(42)
WELLS FARGO BANK NA	1/28/2020	(2)	(1,053)	(1,053)
WELLS FARGO BANK NA	1/26/2021	—	(94)	(94)
WELLS FARGO BANK NA	1/25/2022	—	(83)	(83)
WELLS FARGO BANK NA	2/11/2020	(2)	(871)	(871)
WELLS FARGO BANK NA	2/9/2021	—	(155)	(155)
WELLS FARGO BANK NA	2/8/2022	—	(104)	(104)
WELLS FARGO BANK NA	2/18/2020	(2)	(663)	(663)
WELLS FARGO BANK NA	2/16/2021	—	(76)	(76)
WELLS FARGO BANK NA	2/15/2022	—	(70)	(70)
WELLS FARGO BANK NA	2/25/2020	(2)	(640)	(640)
WELLS FARGO BANK NA	2/23/2021	—	(75)	(75)
WELLS FARGO BANK NA	2/22/2022	—	(69)	(69)
WELLS FARGO BANK NA	3/3/2020	(2)	(760)	(760)
WELLS FARGO BANK NA	3/2/2021	—	(38)	(38)
WELLS FARGO BANK NA	3/1/2022	—	(35)	(35)
WELLS FARGO BANK NA	3/10/2020	(2)	(724)	(724)
WELLS FARGO BANK NA	3/9/2021	—	(38)	(38)
WELLS FARGO BANK NA	3/8/2022	—	(104)	(104)
WELLS FARGO BANK NA	3/17/2020	(2)	(747)	(747)
WELLS FARGO BANK NA	3/16/2021	—	(35)	(35)
WELLS FARGO BANK NA	3/15/2022	—	(32)	(32)
WELLS FARGO BANK NA	3/24/2020	(2)	(647)	(647)
WELLS FARGO BANK NA	3/23/2021	—	(72)	(72)
WELLS FARGO BANK NA	3/22/2022	—	(67)	(67)
WELLS FARGO BANK NA	4/7/2020	(2)	(583)	(583)
WELLS FARGO BANK NA	4/6/2021	—	(32)	(32)
WELLS FARGO BANK NA	4/5/2022	(1)	(149)	(149)
WELLS FARGO BANK NA	4/28/2020	(2)	(447)	(447)
WELLS FARGO BANK NA	4/27/2021	—	(29)	(29)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	4/26/2022	—	(28)	(28)
WELLS FARGO BANK NA	5/5/2020	—	(16)	(16)
WELLS FARGO BANK NA	5/3/2022	—	(64)	(64)
WELLS FARGO BANK NA	5/5/2020	(2)	(579)	(579)
WELLS FARGO BANK NA	5/12/2020	(2)	(629)	(629)
WELLS FARGO BANK NA	5/11/2021	—	(37)	(37)
WELLS FARGO BANK NA	5/10/2022	—	(70)	(70)
WELLS FARGO BANK NA	5/19/2020	(2)	(779)	(779)
WELLS FARGO BANK NA	5/26/2020	(2)	(802)	(802)
WELLS FARGO BANK NA	5/24/2022	—	(75)	(75)
WELLS FARGO BANK NA	6/2/2020	(2)	(728)	(728)
WELLS FARGO BANK NA	6/1/2021	—	(40)	(40)
WELLS FARGO BANK NA	5/31/2022	—	(37)	(37)
WELLS FARGO BANK NA	6/9/2020	(2)	(596)	(596)
WELLS FARGO BANK NA	6/16/2020	(2)	(519)	(519)
WELLS FARGO BANK NA	6/15/2021	—	(64)	(64)
WELLS FARGO BANK NA	6/14/2022	—	(61)	(61)
WELLS FARGO BANK NA	6/23/2020	(2)	(584)	(584)
WELLS FARGO BANK NA	6/22/2021	—	(64)	(64)
WELLS FARGO BANK NA	6/21/2022	—	(61)	(61)
WELLS FARGO BANK NA	7/7/2020	(2)	(492)	(492)
WELLS FARGO BANK NA	7/21/2020	(2)	(464)	(464)
WELLS FARGO BANK NA	7/28/2020	(2)	(482)	(482)
WELLS FARGO BANK NA	7/27/2021	—	(29)	(29)
WELLS FARGO BANK NA	7/26/2022	—	(29)	(29)
WELLS FARGO BANK NA	8/4/2020	(2)	(733)	(733)
WELLS FARGO BANK NA	8/3/2021	—	(76)	(76)
WELLS FARGO BANK NA	8/11/2020	(2)	(628)	(628)
WELLS FARGO BANK NA	8/18/2020	(2)	(617)	(617)
WELLS FARGO BANK NA	8/16/2022	—	(76)	(76)
WELLS FARGO BANK NA	8/25/2020	(2)	(703)	(703)
WELLS FARGO BANK NA	9/15/2020	(2)	(502)	(502)
WELLS FARGO BANK NA	9/13/2022	—	(36)	(36)
WELLS FARGO BANK NA	9/27/2022	—	(40)	(40)
WELLS FARGO BANK NA	10/6/2020	(2)	(599)	(599)
WELLS FARGO BANK NA	10/5/2021	—	(42)	(42)
WELLS FARGO BANK NA	10/4/2022	—	(86)	(86)
WELLS FARGO BANK NA	10/20/2020	(2)	(449)	(449)
WELLS FARGO BANK NA	11/24/2020	(2)	(336)	(336)
WELLS FARGO BANK NA	12/8/2020	(1)	(285)	(285)
WELLS FARGO BANK NA	12/15/2020	(2)	(274)	(274)
TOTAL WRITTEN OPTIONS			(43,598)	(43,598)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FUTURES
S&P 500 MINI FUTURES	1/1/2020	—	6	6
TOTAL FUTURES			6	6
TOTAL DERIVATIVES - NET			12,446	12,446
TOTAL INVESTMENTS IN CASH EQUIVALENTS, FIXED MATURITIES, EQUITY SECURITIES, SYNDICATED LOANS AND DERIVATIVES			$7,888,245	$7,902,092

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
b) For Federal income tax purposes, the cost of investments is $7.9 billion.
c) Securities written down due to other-than-temporary impairment related to credit losses.
d) Non-Income producing securities.

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CASH EQUIVALENTS
COMMERCIAL PAPER
AMERICAN ELECTRIC POWER COMPANY INC	1/28/2019	—%	$21,500	$21,453	$21,453
BANK OF NEW YORK MELLON	1/2/2019	—	36,200	36,198	36,198
CONSOLIDATED EDISON INC	1/10/2019	—	25,000	24,982	24,982
CONSOLIDATED EDISON INC	1/8/2019	—	25,000	24,985	24,985
DOWDUPONT INC	1/18/2019	—	16,500	16,477	16,477
EASTMAN CHEMICAL COMPANY	1/3/2019	—	20,500	20,497	20,497
EATON CORPORATION PLC	1/9/2019	—	33,000	32,978	32,978
J M SMUCKER CO	1/2/2019	—	39,000	38,997	38,997
LOCKHEED MARTIN CORPORATION	1/9/2019	—	25,000	24,984	24,984
MCKESSON CORP	1/17/2019	—	25,000	24,966	24,966
MONDELEZ INTERNATIONAL INC	1/2/2019	—	10,000	9,999	9,999
PPL CORPORATION	1/3/2019	—	31,000	30,995	30,995
TRANSCANADA CORPORATION	1/3/2019	—	10,000	9,998	9,998
WALGREENS BOOTS ALLIANCE INC	1/9/2019	—	25,000	24,985	24,985
XCEL ENERGY INC	1/2/2019	—	8,100	8,099	8,099
XCEL ENERGY INC	1/16/2019	—	10,000	9,987	9,987
TOTAL COMMERCIAL PAPER				360,580	360,580
TOTAL CASH EQUIVALENTS				360,580	360,580

FIXED MATURITIES
U.S. GOVERNMENT AND AGENCY OBLIGATIONS
UNITED STATES TREASURY BILL	1/3/2019	—	50,000	49,994	50,000
UNITED STATES TREASURY BILL	1/31/2019	—	75,000	74,865	74,864
UNITED STATES TREASURY BILL	2/28/2019	—	75,000	74,734	74,720
UNITED STATES TREASURY BILL	3/28/2019	—	75,000	74,583	74,588
UNITED STATES TREASURY BILL	4/25/2019	—	50,000	49,616	49,628
UNITED STATES TREASURY BILL	5/23/2019	—	50,000	49,516	49,529
UNITED STATES TREASURY BILL	6/20/2019	—	75,000	74,120	74,148
UNITED STATES TREASURY BILL	1/10/2019	—	75,000	74,961	74,963
UNITED STATES TREASURY BILL	1/17/2019	—	75,000	74,929	74,929
UNITED STATES TREASURY BILL	1/24/2019	—	75,000	74,898	74,896
UNITED STATES TREASURY BILL	2/7/2019	—	75,000	74,832	74,824
UNITED STATES TREASURY BILL	2/14/2019	—	75,000	74,799	74,788
UNITED STATES TREASURY BILL	2/21/2019	—	75,000	74,768	74,755
UNITED STATES TREASURY BILL	3/7/2019	—	75,000	74,698	74,687
UNITED STATES TREASURY BILL	3/14/2019	—	75,000	74,660	74,653
UNITED STATES TREASURY BILL	3/21/2019	—	75,000	74,624	74,625
UNITED STATES TREASURY BILL	4/4/2019	—	50,000	49,699	49,693
UNITED STATES TREASURY BILL	4/11/2019	—	50,000	49,670	49,675
UNITED STATES TREASURY BILL	4/18/2019	—	50,000	49,644	49,652
UNITED STATES TREASURY BILL	5/2/2019	—	50,000	49,591	49,602
UNITED STATES TREASURY BILL	5/9/2019	—	50,000	49,564	49,577

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

UNITED STATES TREASURY BILL	5/16/2019	—	50,000	49,536	49,552
UNITED STATES TREASURY BILL	5/30/2019	—	50,000	49,487	49,506
UNITED STATES TREASURY BILL	6/6/2019	—	50,000	49,462	49,482
UNITED STATES TREASURY BILL	6/13/2019	—	75,000	74,156	74,183
UNITED STATES TREASURY BILL	6/27/2019	—	75,000	74,083	74,113
UNITED STATES TREASURY BILL	7/5/2019	—	75,000	74,059	74,053
UNITED STATES TREASURY BOND	11/15/2028	5.250	200	209	244
TOTAL U. S. GOVERNMENT AND AGENCY OBLIGATIONS				1,739,757	1,739,929

STATE AND MUNICIPAL OBLIGATIONS
CARSON CALIFORNIA REDEVELOPMENT AGENCY	2/1/2019	3.307	1,550	1,550	1,550
CARSON CALIFORNIA REDEVELOPMENT AGENCY	2/1/2020	3.757	3,205	3,205	3,221
FLORIDA ST MID-BAY BRIDGE AUTHORITY	10/1/2021	3.784	2,800	2,800	2,801
KENTUCKY ST PPTY & BLDGS COMMN	5/1/2020	2.263	1,285	1,285	1,274
KENTUCKY ST PPTY & BLDGS COMMN	5/1/2021	2.564	1,100	1,100	1,087
L'ANSE CREUSE MICHIGAN PUBLIC SCHOOLS	5/1/2020	2.159	5,000	5,000	4,958
LOS ANGELES CALIF MUN IMPT CORPORATION	11/1/2019	2.846	3,000	3,000	2,998
LOS ANGELES COUNTY CALIFORNIA REDEV AUTHORITY	8/1/2019	2.644	2,425	2,425	2,424
MICHIGAN STATE HOUSING DEVELOPMENT	10/1/2019	1.822	1,460	1,460	1,447
MICHIGAN STATE HOUSING DEVELOPMENT	4/1/2020	1.946	1,080	1,080	1,066
NEW HOPE CULTURAL EDU FACS FIN CORPORATION	7/1/2019	3.780	2,155	2,155	2,081
NEW HOPE CULTURAL EDU FACS FIN CORPORATION	7/1/2020	4.125	2,810	2,810	2,604
OYSTER BAY NY	2/1/2019	3.550	1,800	1,800	1,800
PORT OF SEATTLE	5/1/2019	1.894	2,000	2,000	1,995
PORT OF SEATTLE	5/1/2020	2.007	5,000	5,000	4,949
STATE OF CONNECTICUT	9/15/2019	3.625	5,500	5,532	5,515
STATE OF CONNECTICUT	9/15/2020	3.750	4,250	4,292	4,285
STATE OF CONNECTICUT	9/15/2021	4.000	3,000	3,052	3,078
STATE OF CONNECTICUT	9/15/2022	3.471	2,000	2,000	2,017
SUCCESSOR AGENCY TO THE PALM DESERT REDEVELOPMENT AGENCY	10/1/2019	2.000	3,835	3,826	3,810
SUCCESSOR AGENCY TO THE PALM DESERT REDEVELOPMENT AGENCY	10/1/2019	2.000	4,680	4,669	4,650
SUCCESSOR AGENCY TO THE PALM DESERT REDEVELOPMENT AGENCY	10/1/2020	2.250	2,000	1,991	1,980
TOTAL STATE AND MUNICIPAL OBLIGATIONS				62,032	61,590

RESIDENTIAL MORTGAGE BACKED SECURITIES
AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES
FANNIE MAE 06-36 GF	5/25/2036	2.806	4,784	4,803	4,786
FANNIE MAE 07-46 FB	5/25/2037	2.876	2,048	2,052	2,050
FANNIE MAE 09-107 FL	2/25/2038	3.156	2,192	2,201	2,208
FANNIE MAE 13-2 KF	1/25/2037	2.686	8,222	8,206	8,141
FANNIE MAE AF-2015-22C	4/25/2045	2.699	17,602	17,540	17,465
FANNIE MAE AF-2015-42	6/25/2055	2.679	17,487	17,393	17,454
FANNIE MAE AF-2015-91	12/25/2045	2.719	17,988	17,907	17,862
FANNIE MAE FA-2015-4	2/25/2045	2.699	7,422	7,430	7,395

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE FW-2015-84	11/25/2045	2.699	16,644	16,621	16,604
FANNIE MAE 07-6	2/25/2037	2.956	6,998	7,010	7,029
FANNIE MAE 09-101	12/25/2039	3.346	12,220	12,401	12,472
FANNIE MAE 12-133	4/25/2042	2.756	10,577	10,545	10,525
FANNIE MAE 16-2	2/25/2056	2.829	5,940	5,932	5,944
FANNIE MAE 303970	9/1/2024	6.000	192	190	206
FANNIE MAE 545492	2/1/2022	5.500	63	63	67
FANNIE MAE 725558	6/1/2034	4.199	151	149	156
FANNIE MAE 725694	7/1/2034	3.933	172	169	176
FANNIE MAE 725719	7/1/2033	3.964	401	400	410
FANNIE MAE 735034	10/1/2034	4.346	4,122	4,337	4,284
FANNIE MAE 735702	7/1/2035	4.331	2,932	3,015	3,069
FANNIE MAE 794787	10/1/2034	4.257	102	104	105
FANNIE MAE 799733	11/1/2034	4.454	199	202	209
FANNIE MAE 801337	9/1/2034	4.089	1,734	1,826	1,793
FANNIE MAE 801917	10/1/2034	4.695	274	275	289
FANNIE MAE 804561	9/1/2034	4.370	533	534	559
FANNIE MAE 807219	1/1/2035	3.911	1,182	1,192	1,242
FANNIE MAE 809532	2/1/2035	3.718	365	367	380
FANNIE MAE 834552	8/1/2035	4.705	315	317	331
FANNIE MAE 889485	6/1/2036	4.390	2,815	2,860	2,944
FANNIE MAE 922674	4/1/2036	4.316	1,460	1,494	1,538
FANNIE MAE 968438	1/1/2038	3.405	2,133	2,241	2,225
FANNIE MAE 995123	8/1/2037	4.526	1,055	1,091	1,113
FANNIE MAE 995548	9/1/2035	4.263	1,472	1,504	1,537
FANNIE MAE 995604	11/1/2035	4.465	4,691	4,941	4,899
FANNIE MAE 995614	8/1/2037	3.473	1,275	1,341	1,292
FANNIE MAE AB1980	12/1/2020	3.000	1,088	1,095	1,086
FANNIE MAE AB5230	5/1/2027	2.500	8,206	8,340	8,096
FANNIE MAE AD0901	4/1/2040	3.683	5,358	5,693	5,598
FANNIE MAE AE0559	12/1/2034	4.083	3,335	3,504	3,473
FANNIE MAE AE0566	8/1/2035	4.331	2,678	2,815	2,808
FANNIE MAE AF-2016-11	3/25/2046	2.849	9,902	9,884	9,923
FANNIE MAE AF-2016-87	11/25/2046	2.749	13,195	13,188	13,170
FANNIE MAE AF-2016-88	12/25/2046	2.789	11,016	11,016	11,033
FANNIE MAE AF-2018-87	12/25/2048	2.649	38,325	38,146	37,643
FANNIE MAE AF-204620	11/15/2042	2.789	11,119	11,096	11,110
FANNIE MAE AL1037	1/1/2037	4.047	2,726	2,900	2,877
FANNIE MAE AL2269	10/1/2040	4.307	3,536	3,759	3,698
FANNIE MAE AL3935	9/1/2037	4.360	7,290	7,701	7,629
FANNIE MAE AL3961	2/1/2039	3.735	5,368	5,662	5,604
FANNIE MAE AL4100	9/1/2036	4.208	7,258	7,647	7,588
FANNIE MAE AL4110	3/1/2037	4.275	5,511	5,791	5,747
FANNIE MAE AL4114	2/1/2039	4.207	6,972	7,393	7,331

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE AN4923	3/1/2027	2.349	25,000	25,014	24,966
FANNIE MAE AO8746	8/1/2027	2.500	14,688	15,077	14,491
FANNIE MAE ARM 105989	8/1/2020	3.180	1	1	1
FANNIE MAE ARM 190726	3/1/2033	4.825	86	87	86
FANNIE MAE ARM 249907	2/1/2024	4.250	100	101	103
FANNIE MAE ARM 303259	3/1/2025	4.334	24	24	25
FANNIE MAE ARM 545786	6/1/2032	4.165	189	190	190
FANNIE MAE ARM 620293	1/1/2032	3.650	150	149	156
FANNIE MAE ARM 651629	8/1/2032	4.435	192	192	199
FANNIE MAE ARM 654158	10/1/2032	3.915	239	240	252
FANNIE MAE ARM 655646	8/1/2032	4.371	142	142	145
FANNIE MAE ARM 655798	8/1/2032	4.365	246	245	257
FANNIE MAE ARM 661349	9/1/2032	4.520	88	88	92
FANNIE MAE ARM 661744	10/1/2032	4.370	204	205	213
FANNIE MAE ARM 664521	10/1/2032	4.329	158	159	160
FANNIE MAE ARM 664750	10/1/2032	4.488	74	74	78
FANNIE MAE ARM 670731	11/1/2032	4.040	395	396	410
FANNIE MAE ARM 670779	11/1/2032	4.005	291	293	301
FANNIE MAE ARM 670890	12/1/2032	3.915	229	230	234
FANNIE MAE ARM 670912	12/1/2032	3.915	115	115	116
FANNIE MAE ARM 670947	12/1/2032	3.915	178	178	185
FANNIE MAE ARM 694852	4/1/2033	3.815	205	208	213
FANNIE MAE ARM 722779	9/1/2033	3.913	340	340	349
FANNIE MAE ARM 733525	8/1/2033	4.261	349	336	361
FANNIE MAE ARM 739194	9/1/2033	4.432	449	450	467
FANNIE MAE ARM 743256	10/1/2033	4.463	165	163	171
FANNIE MAE ARM 743856	11/1/2033	4.550	209	209	219
FANNIE MAE ARM 758873	12/1/2033	4.302	169	167	175
FANNIE MAE ARM 88879	11/1/2019	2.875	7	7	7
FANNIE MAE ARM 89125	8/1/2019	3.875	1	1	1
FANNIE MAE AS4507	2/1/2030	3.000	8,153	8,438	8,159
FANNIE MAE AS4878	4/1/2030	3.000	10,986	11,368	10,993
FANNIE MAE BE5622	1/1/2032	2.500	31,904	32,161	31,170
FANNIE MAE BK0933	7/1/2033	3.500	22,925	23,195	23,206
FANNIE MAE CA1265	2/1/2033	3.000	30,340	30,181	30,279
FANNIE MAE CA2283	8/1/2033	3.500	23,888	23,854	24,183
FANNIE MAE DF-2015-38	6/25/2055	2.659	28,372	28,188	28,328
FANNIE MAE DF-2017-16	3/25/2047	2.349	7,532	7,563	7,556
FANNIE MAE FA-2013-1	2/25/2043	2.856	12,842	12,886	12,852
FANNIE MAE FA-2015-55	8/25/2055	2.649	11,986	11,940	11,889
FANNIE MAE FA-204624	12/15/2038	2.799	31,641	31,571	31,639
FANNIE MAE FC-2017-51	7/25/2047	2.856	40,490	40,615	40,347
FANNIE MAE FC-2018-73	10/25/2048	2.806	60,664	60,475	60,459
FANNIE MAE FK-2010-123	11/25/2040	2.956	11,628	11,736	11,726

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018
(in thousands)

Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE FL-2017-4	2/25/2047	2.799	14,372	14,372	14,390
FANNIE MAE FT-2016-84	11/25/2046	3.006	20,725	20,921	20,860
FANNIE MAE GF-204639	3/15/2036	2.799	31,790	31,712	31,793
FANNIE MAE HYBRID ARM 566074	5/1/2031	4.193	276	275	287
FANNIE MAE HYBRID ARM 584507	6/1/2031	4.221	119	119	125
FANNIE MAE KF-2015-27	5/25/2045	2.806	14,781	14,738	14,820
FANNIE MAE MA0099	6/1/2019	4.000	79	79	81
FANNIE MAE MA0598	12/1/2020	3.500	964	975	975
FANNIE MAE MA1144	8/1/2027	2.500	7,286	7,489	7,181
FANNIE MAE MA3391	6/1/2033	3.000	24,247	24,014	24,199
FANNIE MAE WF-2016-68	10/25/2046	2.799	8,649	8,659	8,681
FANNIE MAE_15-50	7/25/2045	2.699	28,692	28,661	28,614
FANNIE MAE_15-93	8/25/2045	2.856	15,100	15,058	15,006
FANNIE MAE_16-11	3/25/2046	2.899	12,591	12,605	12,651
FREDDIE MAC 4159 FD	1/15/2043	2.805	8,365	8,391	8,341
FREDDIE MAC 4363 2014 FA	9/15/2041	2.626	4,967	4,963	4,915
FREDDIE MAC FB-204495	11/15/2038	2.699	14,923	14,856	14,883
FREDDIE MAC LF-204475	4/15/2040	2.659	3,937	3,935	3,921
FREDDIE MAC WF-204491	8/15/2039	2.669	7,472	7,467	7,445
FREDDIE MAC 1H2520	6/1/2035	4.232	4,040	4,278	4,265
FREDDIE MAC 1N1474	5/1/2037	4.531	629	653	659
FREDDIE MAC 1Q1515	11/1/2038	4.101	15,806	16,697	16,556
FREDDIE MAC 1Q1540	6/1/2040	3.909	6,425	6,863	6,715
FREDDIE MAC 1Q1548	8/1/2038	3.981	7,293	7,675	7,630
FREDDIE MAC 1Q1572	5/1/2038	3.867	11,667	12,317	12,188
FREDDIE MAC 4595	10/15/2037	2.899	10,796	10,796	10,815
FREDDIE MAC 781884	8/1/2034	4.500	625	632	658
FREDDIE MAC 848416	2/1/2041	3.758	7,994	8,347	8,360
FREDDIE MAC 848530	9/1/2039	4.227	3,696	3,904	3,875
FREDDIE MAC 848922	4/1/2037	4.149	3,511	3,742	3,677
FREDDIE MAC 849281	8/1/2037	4.424	5,713	6,087	6,013
FREDDIE MAC AF-204559	3/15/2042	2.849	12,016	11,973	12,024
FREDDIE MAC AF-204615	10/15/2038	2.699	6,427	6,406	6,417
FREDDIE MAC AF-204774	7/15/2042	2.349	12,205	12,195	12,185
FREDDIE MAC ARM 350190	5/1/2022	4.250	16	16	16
FREDDIE MAC ARM 405243	7/1/2019	4.010	3	3	3
FREDDIE MAC ARM 405437	10/1/2019	4.525	8	8	8
FREDDIE MAC ARM 780514	5/1/2033	4.138	231	236	243
FREDDIE MAC ARM 780845	9/1/2033	4.528	152	148	160
FREDDIE MAC ARM 780903	9/1/2033	4.558	207	205	218
FREDDIE MAC ARM 785363	2/1/2025	3.989	25	25	26
FREDDIE MAC ARM 788941	12/1/2031	4.750	16	16	16
FREDDIE MAC ARM 840072	6/1/2019	3.875	1	1	1
FREDDIE MAC ARM 845154	7/1/2022	4.376	21	21	21

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

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages
December 31, 2019
(in thousands)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages						Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held at end of period (e)
Loan No.	Description (a)	Property Location		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

Other - liens on:
Apartment and business:
Under $500:
	121047366	Murray	UT	1	$—	$469	$469	$—	$—	$—	3.310%
	121087347	Lawrenceville	GA	1	—	263	263	—	—	1	4.650
	121087351	Gardena	CA	1	—	398	398	—	—	1	4.450
	121087353	Beaverton	OR	1	—	190	190	—	—	1	4.450
	121087355	Oregon City	OR	1	—	325	325	—	—	1	3.460
	121087359	Apex	NC	1	—	319	319	—	—	1	3.520
	121087370	La Jolla	CA	1	—	432	432	—	—	1	3.260
Over $500:
	121047210	West Haven	CT	1	—	4,343	4,343	—	—	13	3.600
	121047262	Fargo	ND	1	—	4,535	4,535	—	—	21	5.440
	121047343	Durham	NC	1	—	1,218	1,218	—	—	5	4.500
	121047364	Kansas City	KS	1	—	990	990	—	—	3	3.420
	121047377	Cookeville	TN	1	—	1,123	1,123	—	—	3	3.500
	121047383	Las Vegas	NV	1	—	2,633	2,633	—	—	7	3.340
	121047385	Cicero	IL	1	—	3,115	3,115	—	—	10	3.850
	121047387	Washington Terrace	UT	1	—	2,214	2,214	—	—	7	3.730
	121047392	Philadelphia	PA	1	—	3,406	3,406	—	—	12	4.310
	121047393	Moore	SC	1	—	1,716	1,716	—	—	6	4.130
	121047398	Springfield	IL	1	—	1,183	1,183	—	—	4	4.390
	121047399	Colorado Springs	CO	1	—	4,448	4,448	—	—	15	4.010
	121047400	Pittsford	NY	1	—	1,679	1,679	—	—	6	4.070
	121047402	Miami	FL	1	—	1,493	1,493	—	—	5	3.750
	121087245	Southport	CT	1	—	2,849	2,849	—	—	10	4.010
	121087290	Doraville	GA	1	—	599	599	—	—	3	5.770
	121087313	Orchard Park	NY	1	—	2,571	2,571	—	—	9	4.050
	121087327	Marietta	GA	1	—	2,281	2,281	—	—	7	3.820
	121087344	Norcross	GA	1	—	1,466	1,466	—	—	4	3.380
	121087345	Henderson	NV	1	—	3,792	3,792	—	—	14	4.500
	121087349	Carlsbad	CA	1	—	1,641	1,641	—	—	4	3.130
	121087358	Philadelphia	PA	1	—	3,773	3,773	—	—	11	3.450
	121087360	Sun City Center	FL	1	—	3,934	3,934	—	—	11	3.300
	121087361	Oswego	OR	1	—	4,673	4,673	—	—	17	4.260
	121087362	Atlanta	GA	1	—	2,289	2,289	—	—	7	3.810
	121087365	Fairfax	VA	1	—	1,966	1,966	—	—	7	4.450
	121087369	Acworth	GA	1	—	1,291	1,291	—	—	4	3.550
	121087371	Bulverde	TX	1	—	708	708	—	—	2	3.000
	121087372	Brea	CA	1	—	2,880	2,880	—	—	7	2.940
	121087375	Florence	KY	1	—	1,292	1,292	—	—	3	3.040

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages (continued)
December 31, 2019
(in thousands)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages						Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held at end of period (e)
Loan No.	Description (a)	Property Location		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

	121087376	Sterling Heights	MI	1	—	2,126	2,126	—	—	6	3.620
	121087378	Pittsburgh	PA	1	—	2,398	2,398	—	—	7	3.690
	121087379	Euless	TX	1	—	1,425	1,425	—	—	4	3.700
	121087381	San Diego	CA	1	—	3,767	3,767	—	—	10	3.130
	121087382	San Diego	CA	1	—	3,736	3,736	—	—	10	3.090
	121087384	Culver City	CA	1	—	2,860	2,860	—	—	9	3.840
	121087386	Bellingham	WA	1	—	5,095	5,095	—	—	15	3.570
	121087388	Riverside	CA	1	—	1,651	1,651	—	—	4	3.270
	121087389	Palmdale	CA	1	—	2,228	2,228	—	—	6	3.270
	121087390	Freehold Township	NJ	1	—	1,668	1,668	—	—	5	3.450
	121087394	Richmond	TX	1	—	3,772	3,772	—	—	13	4.000
	121087395	San Francisco	CA	1	—	4,534	4,534	—	—	16	4.180
	121087396	Seattle	WA	1	—	4,932	4,932	—	—	18	4.410
	121087397	Nashville	TN	1	—	1,851	1,851	—	—	7	4.350
	121087401	Southlake	TX	1	—	2,381	2,381	—	—	8	4.030
	121087403	Houston	TX	1	—	4,590	4,590	—	—	13	3.470
	121087404	Blaine	MN	1	—	1,870	1,870	—	—	—	3.320
	Total Other			54	—	125,381	125,381	—	—	394	3.832
Unallocated Reserve for Losses						2,341
Total First Mortgage Loans on Real Estate				54	$—	$123,040	$125,381	$—	$—	$394	3.832%

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages (continued)
December 31, 2019
(in thousands)

Part 3 - Location of mortgaged properties				Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed
State in which mortgaged property is located		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

California	CA	10	$—	$24,127	$24,127	$—	$—
Colorado	CO	1	—	4,448	4,448	—	—
Connecticut	CT	2	—	7,192	7,192	—	—
Florida	FL	2	—	5,427	5,427	—	—
Georgia	GA	6	—	8,189	8,189	—	—
Illinois	IL	2	—	4,298	4,298	—	—
Kansas	KS	1	—	990	990	—	—
Kentucky	KY	1	—	1,292	1,292	—	—
Michigan	MI	1	—	2,126	2,126	—	—
Minnesota	MN	1	—	1,870	1,870	—	—
North Carolina	NC	2	—	1,537	1,537	—	—
North Dakota	ND	1	—	4,535	4,535	—	—
New Jersey	NJ	1	—	1,668	1,668	—	—
Nevada	NV	2	—	6,425	6,425	—	—
New York	NY	2	—	4,250	4,250	—	—
Oregon	OR	3	—	5,188	5,188	—	—
Pennsylvania	PA	3	—	9,577	9,577	—	—
South Carolina	SC	1	—	1,716	1,716	—	—
Tennessee	TN	2	—	2,974	2,974	—	—
Texas	TX	5	—	12,876	12,876	—	—
Utah	UT	2	—	2,683	2,683	—	—
Virginia	VA	1	—	1,966	1,966	—	—
Washington	WA	2	—	10,027	10,027	—	—
Total		54	—	125,381	125,381	—	—
Unallocated Reserve for Losses				2,341
Total		54	$—	$123,040	$125,381	$—	$—
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
(e) Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense. In lieu thereof, the average gross interest rates (exclusive of amortization of discounts and premiums) on mortgage loans held as of December 31, 2019 are shown by type and class of loan.

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages
December 31, 2018
(in thousands)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages						Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held at end of period (e)
Loan No.	Description (a)	Property Location		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

Other - liens on:
Apartment and business:
Under $500:
	121087353	Beaverton	OR	1	$—	$302	$302	$—	$—	$1	4.450%
	121087359	Apex	NC	1	—	448	448	—	—	1	3.520
Over $500:
	121047210	West Haven	CT	1	—	4,470	4,470	—	—	13	3.600
	121047262	Fargo	ND	1	—	5,102	5,102	—	—	23	5.440
	121047343	Durham	NC	1	—	1,334	1,334	—	—	5	4.500
	121047364	Kansas City	KS	1	—	1,030	1,030	—	—	3	3.420
	121047366	Murray	UT	1	—	616	616	—	—	—	3.310
	121047377	Cookeville	TN	1	—	1,380	1,380	—	—	4	3.500
	121047383	Las Vegas	NV	1	—	2,712	2,712	—	—	8	3.340
	121047385	Cicero	IL	1	—	3,199	3,199	—	—	10	3.850
	121047387	Washington Terrace	UT	1	—	2,258	2,258	—	—	7	3.730
	121047388	Riverside	CA	1	—	1,828	1,828	—	—	5	3.270
	121047389	Palmdale	CA	1	—	2,468	2,468	—	—	7	3.270
	121047392	Philadelphia	PA	1	—	3,466	3,466	—	—	12	4.310
	121047393	Moore	SC	1	—	1,907	1,907	—	—	7	4.130
	121087245	Southport	CT	1	—	2,923	2,923	—	—	10	4.010
	121087290	Doraville	GA	1	—	809	809	—	—	4	5.770
	121087313	Orchard Park	NY	1	—	2,680	2,680	—	—	9	4.050
	121087327	Marietta	GA	1	—	2,341	2,341	—	—	7	3.820
	121087344	Norcross	GA	1	—	1,539	1,539	—	—	4	3.380
	121087345	Henderson	NV	1	—	4,208	4,208	—	—	16	4.500
	121087347	Lawrenceville	GA	1	—	502	502	—	—	2	4.650
	121087349	Carlsbad	CA	1	—	1,716	1,716	—	—	4	3.130
	121087351	Gardena	CA	1	—	623	623	—	—	2	4.450
	121087355	Oregon City	OR	1	—	594	594	—	—	2	3.460
	121087358	Philadelphia	PA	1	—	3,886	3,886	—	—	11	3.450
	121087360	Sun City Center	FL	1	—	4,023	4,023	—	—	11	3.300
	121087361	Oswego	OR	1	—	4,920	4,920	—	—	17	4.260
	121087362	Atlanta	GA	1	—	2,379	2,379	—	—	8	3.810
	121087365	Fairfax	VA	1	—	2,017	2,017	—	—	8	4.450
	121087369	Acworth	GA	1	—	1,366	1,366	—	—	4	3.550
	121087370	La Jolla	CA	1	—	607	607	—	—	2	3.260
	121087371	Bulverde	TX	1	—	884	884	—	—	2	3.000
	121087372	Brea	CA	1	—	2,955	2,955	—	—	7	2.940
	121087373	Dekalb	GA	1	—	993	993	—	—	3	3.220
	121087374	Fort Payne	AL	1	—	1,372	1,372	—	—	4	3.210
	121087375	Florence	KY	1	—	1,501	1,501	—	—	4	3.040

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

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages
Years Ended December 31, 2019, 2018 and 2017
(in thousands)

The average gross interest rates on mortgage loans held as of December 31, 2019, 2018 and 2017 are summarized as follows:

	2019	2018	2017
Combined average	3.832%	3.794%	3.683%

(f)  Following is a reconciliation of the carrying amount of mortgage loans for the years ended December 31, 2019, 2018 and 2017.

	2019	2018	2017

Balance at beginning of period	$112,434	$107,644	$85,150
Additions during period:
Purchases and fundings	22,870	19,321	30,086
Deductions during period:
Collections of principal	(12,264)	(14,531)	(7,592)
Net additions (deductions)	10,606	4,790	22,494
Balance at end of period	$123,040	$112,434	$107,644

(g) The aggregate cost of mortgage loans for federal income tax purposes as of December 31, 2019 was $125,381.

(h) As of December 31, 2019, an unallocated reserve for loss on first mortgage loans of $2,341 is recorded.

Ameriprise Certificate Company
Schedule V — Qualified Assets on Deposit
December 31, 2019 and 2018
(in thousands)

Name of Depositary	December 31, 2019
	Investment Securities		Mortgage Loans (c)	Other (d)	Total
	Bonds and Notes (a)	Equity Securities (b)

Deposits with states or their depositories to meet requirements of statutes and agreements:
Illinois - Secretary of State of Illinois	$50	$—	$—	$—	$50
New Jersey - Commissioner of Banking and Insurance of New Jersey	52	—	—	—	52
Pennsylvania - Treasurer of the State of Pennsylvania	157	—	—	—	157
Texas - Treasurer of the State of Texas	112	—	—	—	112
Total State Deposits to meet requirements of statutes and agreements	371	—	—	—	371
Total Central Depository - Ameriprise Trust Company	7,728,310	188	123,040	146,819	7,998,357
Total Deposits	$7,728,681	$188	$123,040	$146,819	$7,998,728
NOTES:
(a)  Represents amortized cost of bonds, notes and cash equivalents.
(b)  Represents fair value of equity securities.
(c)  Represents unpaid principal balance of mortgage loans less unamortized discounts and reserve for losses.
(d)  Represents cost of syndicated loans.

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

Ameriprise Certificate Company
Schedule VI — Certificate Reserves
Year Ended December 31, 2019
(in thousands)

Part 1 - Summary of Changes

Description		December 31, 2019
Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
	No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Installment certificates:
Reserves to mature:
Inst I95	822	$—	$7,454	$—	$2,085	$68	$(2,849)	$(2,641)	$—	600	$—	$4,117
Inst-E	5	—	189	—	33	2	(15)	(180)	—	1	—	29
RP-Q-Installment	1	6	4	—	—	—	—	—	—	1	6	4
RP-Q-Flexible Payment	1	12	11	—	—	—	—	—	—	1	12	11
Inst-R	178	34,031	906	—	207	12	(67)	(155)	—	177	23,426	903
Inst-R-E	1	2,052	250	—	53	4	—	—	—	1	2,052	307
Total	1,008	36,101	8,814	—	2,378	86	(2,931)	(2,976)	—	781	25,496	5,371
Additional credits and accrued interest thereon:
Inst I95	—	—	—	68	—	—	—	—	(68)	—	—	—
Inst-E	—	—	—	2	—	—	—	—	(2)	—	—	—
Inst-R	—	—	—	12	—	—	—	—	(12)	—	—	—
Inst-R-E	—	—	—	4	—	—	—	—	(4)	—	—	—
Total	—	—	—	86	—	—	—	—	(86)	—	—	—
Total Installment Certificates	1,008	36,101	8,814	86	2,378	86	(2,931)	(2,976)	(86)	781	25,496	5,371

Single Pay - Non Qualified Certificates
Single - Payment certificates:
IC-Flexible Savings (Variable Term) - 165	107,778	3,398,323	3,479,056	—	1,125,339	63,704	(2,741)	(1,679,064)	—	103,136	2,885,658	2,986,294
IC - Stepup - 190	404	13,367	13,672	—	1,109	205	—	(4,687)	—	309	9,947	10,299
IC-Flexible Savings Emp (VT) - 166	1	1	3	—	—	—	(3)	—	—	—	—	—
Cash Reserve Variables PMT - 3mo. - 662	68,512	1,846,437	1,853,780	(6)	2,471,489	17,792	(1,361)	(2,358,281)	—	73,450	1,971,489	1,983,413
IC-Stock Market - 180	8,308	59,787	66,860	—	293	1,373	(2,744)	(14,827)	—	6,414	45,100	50,955
IC-MSC - 181	7,191	128,093	144,112	—	3,457	2,633	(4,105)	(28,449)	—	5,727	103,885	117,648
IC-Stock1 - 210	7,570	71,118	72,105	—	26,936	1,459	—	(19,494)	—	8,368	79,243	81,006
IC-Stock2 - 220	1,293	22,731	22,945	—	8,805	419	—	(6,241)	—	1,379	25,555	25,928
IC-Stock3 - 230	1,947	34,196	34,413	—	10,224	679	—	(5,233)	—	2,252	39,535	40,083
Total	203,004	5,574,053	5,686,946	(6)	3,647,652	88,264	(10,954)	(4,116,276)	—	201,035	5,160,412	5,295,626
Additional credits and accrued interest thereon:
IC-Flexible Savings	—	—	2,645	64,477	—	—	—	(1,495)	(63,715)	—	—	1,912
IC-Preferred Investors	—	—	1	—	—	—	—	(1)	—	—	—	—
IC-Stepup -190	—	—	8	205	—	—	—	(1)	(205)	—	—	7
Cash Reserve Variable Payment-3mo.	—	—	671	21,494	—	—	—	(3,667)	(17,789)	—	—	709
IC-Stk Mkt, 2004/16/31-4000/16	—	—	20	38	—	—	—	—	(35)	—	—	23
IC-Stock1 - 210	—	—	18	50	—	—	—	(2)	(36)	—	—	30
IC-Stock2 - 220	—	—	13	27	—	—	—	—	(6)	—	—	34
IC-Stock3 - 230	—	—	27	39	—	—	—	—	(15)	—	—	51
IC-MSC	—	—	23	96	—	—	—	—	(99)	—	—	20
Total	—	—	3,426	86,426	—	—	—	(5,166)	(81,900)	—	—	2,786
Accrued for additional credits to be allowed at next anniversaries:
SP 75	—	—	(1)	—	—	—	—	—	—	—	—	(1)
IC-Stock	—	—	42	2,588	—	—	—	(8)	(1,338)	—	—	1,284
IC-Stock1 - 210	—	—	39	3,416	—	—	—	(74)	(1,423)	—	—	1,958
IC-Stock2 - 220	—	—	232	1,676	—	—	—	(2)	(413)	—	—	1,493
IC-Stock3 - 230	—	—	1,008	3,528	—	—	—	—	(664)	—	—	3,872

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2019
(in thousands)

Part 1 - Summary of Changes

Description			December 31, 2019
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

IC-Market Strategy Certificate - Part Int 2019/2102/4061		—	—	54	5,145	—	—	—	(71)	(2,536)	—	—	2,592
Total		—	—	1,374	16,353	—	—	—	(155)	(6,374)	—	—	11,198
Total Single Pay - Non Qualified Certificates		203,004	5,574,053	5,691,746	102,773	3,647,652	88,264	(10,954)	(4,121,597)	(88,274)	201,035	5,160,412	5,309,610

R-Series Single Pay - Qualified Certificates
R-77 - 910	3.5	3	12	23	—	—	—	—	—	—	3	12	23
R78 - 911	3.5	6	29	44	—	—	2	—	(4)	—	5	26	42
R-79 - 912	3.5	5	39	61	—	—	4	—	—	—	5	39	65
R-80 - 913	3.5	4	25	34	—	—	2	—	(2)	—	4	23	34
R-81 - 914	3.5	2	24	33	—	—	2	—	—	—	2	24	35
R-82A - 915	3.5	10	42	46	—	—	2	—	(4)	—	8	36	44
RP-Q - 916		33	41	124	—	—	1	—	(9)	—	30	38	116
R-II - 920	3.5	8	63	57	—	—	3	—	—	—	8	63	60
RP-Flexible Savings - 971		46,284	1,395,497	1,425,001	—	486,586	28,503	(337)	(580,677)	—	45,821	1,319,131	1,359,076
Cash Reserve RP-3 mo. - 972		25,482	602,887	605,092	—	813,679	5,723	(7)	(730,834)	—	29,471	689,732	693,653
RP-Flexible Savings Emp - 973		11	156	209	—	—	3	(28)	(92)	—	3	81	92
RP-Stock Market - 960		2,605	27,255	29,684	—	74	611	(482)	(7,282)	—	1,996	20,501	22,605
RP-Stepup - 940		351	11,447	11,682	—	1,416	185	—	(3,384)	—	283	9,619	9,899
RP-Stock1 - 941		3,033	33,745	34,182	—	14,774	727	—	(9,814)	—	3,358	39,055	39,869
RP-Stock2 - 942		772	13,765	13,898	—	5,244	221	—	(3,539)	—	920	15,618	15,824
RP-Stock3 - 943		1,218	21,964	22,077	—	6,026	503	—	(3,698)	—	1,410	24,569	24,908
Market Strategy Cert - 961		1,600	38,068	40,940	—	544	761	(295)	(7,418)	—	1,355	31,852	34,532
D-1 990-993		4	1,121	1,275	—	108	25	—	(138)	—	4	1,122	1,270
Total		81,431	2,146,180	2,184,462	—	1,328,451	37,278	(1,149)	(1,346,895)	—	84,686	2,151,541	2,202,147
Additional Interest on R-Series Single Payment Reserves:
R-77	3.5	—	—	2	—	—	—	—	—	(2)	—	—	—
R-78	3.5	—	—	2	—	—	—	—	—	(2)	—	—	—
R-79	3.5	—	—	2	—	—	—	—	—	(2)	—	—	—
R-80	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-81	3.5	—	—	1	1	—	—	—	—	(2)	—	—	—
R-82A	3.5	—	—	2	1	—	—	—	—	(3)	—	—	—
RP-Q		—	—	—	1	—	—	—	—	(1)	—	—	—
R-II	3.5	—	—	2	1	—	—	—	—	(3)	—	—	—
RP-Flexible Savings		—	—	1,073	28,625	—	—	—	(319)	(28,503)	—	—	876
RP-Stepup - 940		—	—	7	185	—	—	—	—	(185)	—	—	7
Cash Reserve RP-3 mo.		—	—	208	7,128	—	—	—	(1,367)	(5,723)	—	—	246
RP-Flexible Savings Emp		—	—	—	3	—	—	—	—	(3)	—	—	—
RP-Stock Market		—	—	10	15	—	—	—	(1)	(15)	—	—	9
RP-Stock1		—	—	12	39	—	—	—	(1)	(28)	—	—	22
RP-Stock2		—	—	10	16	—	—	—	—	(8)	—	—	18
RP-Stock3		—	—	12	16	—	—	—	—	(10)	—	—	18
Market Strategy Cert		—	—	18	51	—	—	—	—	(48)	—	—	21
D-1 - 400		7	7	—	26	—	—	—	(1)	(25)	7	7	—
Total		7	7	1,361	36,109	—	—	—	(1,689)	(34,564)	7	7	1,217
Accrued for additional credits to be allowed at next anniversaries:
RP-Stock Market		—	—	3	1,149	—	—	—	(1)	(596)	—	—	555

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2019
(in thousands)

Part 1 - Summary of Changes

Description			December 31, 2019
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

RP-Stock1 - 941		—	—	38	1,627	—	—	—	(12)	(699)	—	—	954
RP-Stock2 - 942		—	—	119	1,007	—	—	—	—	(213)	—	—	913
RP-Stock3 - 943		—	—	751	2,229	—	—	—	—	(493)	—	—	2,487
Market Strategy Cert		—	—	15	1,455	—	—	—	(9)	(713)	—	—	748
Total		—	—	926	7,467	—	—	—	(22)	(2,714)	—	—	5,657
Total R-Series Single Pay - Qualified Certificates		81,438	2,146,187	2,186,749	43,576	1,328,451	37,278	(1,149)	(1,348,606)	(37,278)	84,693	2,151,548	2,209,021

Fully Paid Up Certificates
Additional credits and accrued interest thereon:
I-76	3.5	—	—	1	—	—	—	—	(1)	—	—	—	—
Total		—	—	1	—	—	—	—	(1)	—	—	—	—
Total Fully Paid-up Certificates		—	—	1	—	—	—	—	(1)	—	—	—	—

Optional Settlement Certificates
Other series and conversions from Single Payment Certificates	2.5-3 - 3-3.5	—	—	5,981	177	—	—	(489)	(271)	—	—	—	5,398
Series R-II & RP-2-84 - 88 -Prod 921	3.5	—	—	15	2	—	—	—	—	—	—	—	17
Series R-Installment (Prod 980, 981, 982)		—	—	2	—	—	—	—	(2)	—	—	—	—
Add’l credits and accrued int. thereon	2.5-3	—	—	60	—	—	—	(16)	(3)	—	—	—	41
Accrued for additional credits to be allowed at next anniversaries		—	—	—	1	—	—	—	—	(1)	—	—	—
Total Optional Settlement		—	—	6,058	180	—	—	(505)	(276)	(1)	—	—	5,456
Due to unlocated cert holders		—	—	234	—	—	431	—	—	(226)	—	—	439
Total Certificate Reserves (1)		285,450	$7,756,341	$7,893,602	$146,615	$4,978,481	$126,059	$(15,539)	$(5,473,456)	$(125,865)	286,509	$7,337,456	$7,529,897
(1) Total certificate reserves does not include Stock Market Certificates embedded derivatives of $14.0 million and $6.2 million or its intrinsic interest of $(21.6) million and $(7.8) million as of December 31, 2019 and 2018, respectively. These amounts are included in Total certificate reserves on the Consolidated Balance Sheets.

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2019
(in thousands)

Part 2 - Descriptions of Additions to Reserves Charged to Other Accounts and Deductions from Reserves Credited to Other Accounts	Year Ended December 31, 2019

Additional credits on installment certificates and accrued interest thereon:
Other additions represent:
Transfers from maturities to extended maturities, additional credits/interest and advance payments	$86

Other deductions represent:
Transfers to reserves on a quarterly basis for Reserve Plus Flexible-Payment, IC-Q-Installment and R-Flexible-Payment	$86

Optional settlement certificates:
Other deductions represent:
Transfers to reserves for additional credits and accrued interest thereon	$1

Single-Payment certificates:
Other additions represent:
Flexible Savings	$63,704
Stepup	205
Cash Reserve-3mo	17,792
Stock Market	1,373
IC-Stock1	1,459
IC-Stock2	419
IC-Stock3	679
Market Strategy	2,633
RP-Q	1
Cash Reserve-RP-3mo	5,723
Flexible Savings-RP	28,503
Stepup-RP	185
Flexible Savings-RP-Emp	3
Stock Market-RP	611
RP-Stock1	727
RP-Stock2	221
RP-Stock3	503
Market Strategy-RP	761
Transfers from accruals at anniversaries maintained in a separate reserve account	40
$125,542

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2019
(in thousands)

Part 2 - Descriptions of Additions to Reserves Charged to Other Accounts and Deductions from Reserves Credited to Other Accounts	Year Ended December 31, 2019

Other deductions represent:
Transfers to optional settlement reserves:
Single-Payment	$7,215
Transfers to reserves for additional credits and accrued interest thereon	(40)
Flexible Savings	63,725
Stepup	205
Cash Reserve-3mo	17,794
Stock Market	35
Stock1	38
Stock2	6
Stock3	15
Market Strategy Cert	97
RP-Q	1
Cash Reserve-RP-3mo	5,723
Flexible Savings-RP	28,503
Stepup-RP	185
Flexible Savings-RP-Emp	3
Stock Market-RP	611
RP-Stock1	727
RP-Stock2	221
RP-Stock3	503
Transfers to Federal tax withholding	(15)
$125,552

Due to unlocated certificate holders:
Other additions represent:
Amounts equivalent to payments due certificates holders who could not be located	$431

Other deductions represent:
Payments to certificate holders credited to cash	$226

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2019
(in thousands)

Part 3 - Information Regarding Installment Certificates

MO’s Paid	Number of Accounts w/Certificate Holders		Amount of Maturity Value		Amount of Reserves		Deduction from Reserves Cash Surrenders Prior to Maturity Surrender	Other Deductions
	2018	2019	2018	2019	2018	2019	2019	2019

1-12	141	103	$22,621	$7,557	$466	$468	$2	$—
13-24	83	113	1,070	7,289	469	457	56	—
25-36	93	63	322	653	453	337	139	—
37-48	79	86	2,141	322	615	682	47	—
49-60	68	72	3,015	2,135	456	713	62	—
61-72	67	66	2,377	3,075	465	530	9	—
73-84	82	62	1,938	2,377	690	480	18	—
85-96	92	72	993	1,908	612	611	121	—
97-108	95	72	1,606	162	613	584	32	—
109-120	206	70	—	—	3,959	493	124	—
121-132	—	—	—	—	—	—	1,133	—
133-144	—	—	—	—	—	—	—	—
145-156	—	—	—	—	—	—	—	—
157-168	—	—	—	—	—	—	—	—
169-180	—	—	—	—	—	—	—	—
181-192	—	—	—	—	—	—	—	—
193-204	—	—	—	—	—	—	—	—
205-216	—	—	—	—	—	—	—	—
217-228	—	—	—	—	—	—	—	—
229-240	—	—	—	—	—	—	—	—
241-252	—	—	—	—	—	—	—	—
253-264	—	—	—	—	—	—	—	—
265-276	—	—	—	—	—	—	—	—
277-288	—	—	—	—	—	—	—	—
289-300	—	—	—	—	—	—	—	—
301-312	—	—	—	—	—	—	—	—
313-324	—	—	—	—	—	—	—	—
325-336	—	—	—	—	—	—	—	—
337-348	—	—	—	—	—	—	—	—
349-360	—	—	—	—	—	—	—	—
361-372	—	—	—	—	—	—	—	—
373-384	—	—	—	—	—	—	—	—
385-396	1	—	12	—	11	—	—	—
397-408	—	1	—	12	—	11	—	—
409-420	—	—	—	—	—	—	—	—
421-432	1	—	6	—	5	—	—	—
433-444	—	1	—	6	—	5	—	—
TOTAL - ALL SERIES	1,008	781	$36,101	$25,496	$8,814	$5,371	$1,743	$—

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

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2018
(in thousands)

Part 1 - Summary of Changes

Description			December 31, 2018
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

RP-Stock1		—	—	4	17	—	—	—	(1)	(8)	—	—	12
RP-Stock2		—	—	4	9	—	—	—	—	(3)	—	—	10
RP-Stock3		—	—	6	7	—	—	—	—	(1)	—	—	12
Market Strategy Cert		—	—	11	31	—	—	—	—	(24)	—	—	18
D-1 - 400		7	7	—	21	—	—	—	(2)	(19)	7	7	—
Total		7	7	558	21,711	—	—	—	(892)	(20,016)	7	7	1,361
Accrued for additional credits to be allowed at next anniversaries:
RP-Stock Market		—	—	560	1	—	—	—	(1)	(557)	—	—	3
RP-Stock1 - 941		—	—	380	34	—	—	—	(3)	(373)	—	—	38
RP-Stock2 - 942		—	—	393	(72)	—	—	—	(1)	(201)	—	—	119
RP-Stock3 - 943		—	—	1,214	(200)	—	—	—	(1)	(262)	—	—	751
Market Strategy Cert		—	—	610	5	—	—	—	(8)	(592)	—	—	15
Total		—	—	3,157	(232)	—	—	—	(14)	(1,985)	—	—	926
Total R-Series Single Pay - Qualified Certificates		65,523	1,668,747	1,702,933	21,479	1,558,552	22,001	(1,289)	(1,094,926)	(22,001)	81,438	2,146,187	2,186,749

Fully Paid Up Certificates
Paid-up certificates:
I-76 - 640	3.5	—	—	—	—	—	—	—	—	—	—	—	—
Total		—	—	—	—	—	—	—	—	—	—	—	—
Additional credits and accrued interest thereon:
I-76	3.5	—	—	1	—	—	—	—	—	—	—	—	1
Total		—	—	1	—	—	—	—	—	—	—	—	1
Total Fully Paid-up Certificates		—	—	1	—	—	—	—	—	—	—	—	1

Optional Settlement Certificates
Other series and conversions from Single Payment Certificates	2.5-3 - 3-3.5	—	—	6,934	200	—	2	(833)	(322)	—	—	—	5,981
Series R-II & RP-2-84 - 88 -Prod 921	3.5	—	—	27	1	—	—	(1)	(12)	—	—	—	15
Series R-Installent (Prod 980, 981, 982)		—	—	2	—	—	—	—	—	—	—	—	2
Add’l credits and accrued int. thereon	2.5-3	—	—	96	2	—	1	(33)	(4)	(2)	—	—	60
Accrued for additional credits to be allowed at next anniversaries		—	—	—	1	—	—	—	—	(1)	—	—	—
Total Optional Settlement		—	—	7,059	204	—	3	(867)	(338)	(3)	—	—	6,058
Due to unlocated cert holders		—	—	265	—	—	195	—	(3)	(223)	—	—	234
Total Certificate Reserves (1)		239,010	$6,278,971	$6,404,075	$79,759	$6,154,278	$80,949	$(15,568)	$(4,728,910)	$(80,981)	285,450	$7,756,341	$7,893,602
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

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2017
(in thousands)

Part 1 - Summary of Changes

Description			December 31, 2017
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

RP-Stock1		—	—	2	7	—	—	—	—	(5)	—	—	4
RP-Stock2		—	—	1	4	—	—	—	—	(1)	—	—	4
RP-Stock3		—	—	2	4	—	—	—	—	—	—	—	6
Market Strategy Cert		—	—	10	19	—	—	—	—	(18)	—	—	11
D-1 - 400		8	7	—	10	—	—	—	(2)	(8)	7	7	—
Total		8	7	403	11,111	—	—	—	(515)	(10,441)	7	7	558
Accrued for additional credits to be allowed at next anniversaries:
RP-Stock Market		—	—	775	587	—	—	—	(1)	(801)	—	—	560
RP-Stock1 - 941		—	—	345	400	—	—	—	(4)	(361)	—	—	380
RP-Stock2 - 942		—	—	257	217	—	—	—	—	(81)	—	—	393
RP-Stock3 - 943		—	—	651	563	—	—	—	—	—	—	—	1,214
Market Strategy Cert		—	—	748	645	—	—	—	(14)	(769)	—	—	610
Total		—	—	2,776	2,412	—	—	—	(19)	(2,012)	—	—	3,157
Total R-Series Single Pay - Qualified Certificates		59,234	1,587,479	1,620,327	13,523	1,105,559	12,453	(613)	(1,035,863)	(12,453)	65,523	1,668,747	1,702,933

Fully Paid Up Certificates
Paid-up certificates:
I-76 - 640	3.5	—	—	1	—	—	—	(1)	—	—	—	—	—
Total		—	—	1	—	—	—	(1)	—	—	—	—	—
Additional credits and accrued interest thereon:
I-76	3.5	2	1	1	—	—	—	—	—	—	—	—	1
Total		2	1	1	—	—	—	—	—	—	—	—	1
Total Fully Paid-up Certificates		2	1	2	—	—	—	(1)	—	—	—	—	1

Optional Settlement Certificates
Other series and conversions from Single Payment Certificates	2.5-3 - 3-3.5	—	—	8,300	235	—	1	(1,016)	(586)	—	—	—	6,934
Series R-II & RP-2-84 - 88 -Prod 921	3.5	—	—	31	1	—	—	(3)	(2)	—	—	—	27
Series R-Installent (Prod 980, 981, 982)		—	—	2	—	—	—	—	—	—	—	—	2
Add’l credits and accrued int. thereon	2.5-3	—	—	170	4	—	1	(74)	(4)	(1)	—	—	96
Accrued for additional credits to be allowed at next anniversaries		—	—	—	1	—	—	—	—	(1)	—	—	—
Total Optional Settlement		—	—	8,503	241	—	2	(1,093)	(592)	(2)	—	—	7,059
Due to unlocated cert holders		—	—	352	—	—	91	—	—	(178)	—	—	265
Total Certificate Reserves (1)		216,827	$5,816,383	$5,939,415	$49,888	$4,676,909	$46,278	$(10,028)	$(4,252,019)	$(46,368)	239,010	$6,278,971	$6,404,075
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

Ameriprise Certificate Company
Schedule VII — Valuation and Qualifying Accounts
Years Ended December 31, 2019, 2018 and 2017
(in thousands)

Reserves deducted from assets to which they apply	Year Ended December 31, 2019
	Balance at beginning of period	Change in reserves/ writedowns from 2018 to 2019	Balance at end of period
Allowance for losses:
Conventional first mortgage loans and other loans	$3,120	$(98)	$3,022

Reserves deducted from assets to which they apply	Year Ended December 31, 2018
	Balance at beginning of period	Change in reserves/ writedowns from 2017 to 2018	Balance at end of period
Allowance for losses:
Conventional first mortgage loans and other loans	$3,283	$(163)	$3,120

Reserves deducted from assets to which they apply	Year Ended December 31, 2017
	Balance at beginning of period	Change in reserves/ writedowns from 2016 to 2017	Balance at end of period
Allowance for losses:
Conventional first mortgage loans and other loans	$3,283	$—	$3,283