Form 10-Q
period 2020-03-31
AMERIPRISE CERTIFICATE CO
filed 2020-05-11
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	811-00002

AMERIPRISE CERTIFICATE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	41-6009975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at May 11, 2020
Common Stock (par value $10 per share)	150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY

FORM 10-Q

AMERIPRISE CERTIFICATE COMPANY

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Investment income	$47,391	$61,710
Investment expenses	10,916	12,207
Net investment income before provision for certificate reserves and income taxes	36,475	49,503
Net provision for certificate reserves	23,251	34,058
Net investment income before income taxes	13,224	15,445
Income tax expense	3,255	3,808
Net investment income, after-tax	9,969	11,637

Net realized gain (loss) on investments before income taxes	(739)	(79)
Income tax expense (benefit)	(155)	(17)
Net realized gain (loss) on investments, after-tax	(584)	(62)
Net income	$9,385	$11,575
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net income	$9,385	$11,575
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period	(102,883)	22,471
Reclassification of net (gains) losses on securities included in net income	(190)	26
Total other comprehensive income (loss), net of tax	(103,073)	22,497
Total comprehensive income (loss)	$(93,688)	$34,072
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2020	December 31, 2019
	(in thousands, except share data)
Assets
Qualified Assets
Cash and cash equivalents	$684,336	$384,194
Investments in unaffiliated issuers (net of allowance for credit losses: 2020, $3,244; 2019, $3,022 (1) )	6,961,276	7,647,035
Receivables	20,923	24,014
Derivative assets	10,376	56,044
Total qualified assets	7,676,911	8,111,287
Deferred taxes, net	29,551	988
Taxes receivable from parent	1,540	602
Due from related party	—	30
Total assets	$7,708,002	$8,112,907

Liabilities and Shareholder’s Equity
Liabilities
Certificate reserves	$7,335,807	$7,522,323
Taxes payable to parent	—	135
Derivative liabilities	6,267	43,598
Payables to brokers, dealers and clearing organizations	2,680	52,575
Due to related party and other liabilities	36,085	52,010
Total liabilities	7,380,839	7,670,641

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	341,700	331,700
Total retained earnings	74,773	96,803
Accumulated other comprehensive income (loss), net of tax	(90,810)	12,263
Total shareholder’s equity	327,163	442,266
Total liabilities and shareholder’s equity	$7,708,002	$8,112,907
(1) Prior to January 1, 2020, the allowance for credit losses is not applicable to Available-for-Sale securities. See Notes 2, 3, 4 and 5 for more information.
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
				Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Unappropriated
	(in thousands, except share data)
Balance at January 1, 2019	150,000	$1,500	$285,017	$910	$15	$155,251	$(33,831)	$408,862
Cumulative effect of adoption of premium amortization on purchased callable debt securities guidance	—	—	—	—	—	(107)	—	(107)
Comprehensive income (loss):
Net income	—	—	—	—	—	11,575	—	11,575
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	22,497	22,497
Total comprehensive income (loss)								34,072
Transfer to unappropriated from appropriated	—	—	—	(110)	—	110	—	—
Receipt of capital from parent	—	—	4,500	—	—	—	—	4,500
Balance at March 31, 2019	150,000	$1,500	$289,517	$800	$15	$166,829	$(11,334)	$447,327

Balance at January 1, 2020	150,000	$1,500	$331,700	$321	$15	$96,467	$12,263	$442,266
Cumulative effect of adoption of current expected credit losses guidance	—	—	—	—	—	585	—	585
Comprehensive income (loss):
Net income	—	—	—	—	—	9,385	—	9,385
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(103,073)	(103,073)
Total comprehensive income (loss)								(93,688)
Transfer to unappropriated from appropriated	—	—	—	(124)	—	124	—	—
Dividend to parent	—	—	—	—	—	(32,000)	—	(32,000)
Receipt of capital from parent	—	—	10,000	—	—	—	—	10,000
Balance at March 31, 2020	150,000	$1,500	$341,700	$197	$15	$74,561	$(90,810)	$327,163
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash Flows from Operating Activities
Net income	$9,385	$11,575
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, accretion of discounts, net	(5,670)	(8,495)
Deferred income tax expense (benefit)	3,991	(292)
Net realized (gain) loss on Available-for-Sale securities	(241)	33
Other net realized (gain) loss	(13)	46
Provision for credit losses	993	—
Changes in operating assets and liabilities:
Dividends and interest receivable	8,113	8,909
Certificate reserves, net	(8,869)	6,948
Deferred taxes, net	—	(5,981)
Taxes payable to/receivable from parent, net	(1,073)	9,765
Derivatives, net of collateral	517	119
Other liabilities	(7,954)	7,683
Other receivables	(388)	(1)
Payables to brokers, dealers and clearing organizations	—	(21,451)
Other, net	70	(988)
Net cash provided by (used in) operating activities	(1,139)	7,870

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	—	9,689
Maturities, redemptions and calls	1,274,137	1,263,616
Purchases	(766,217)	(1,526,302)
Syndicated loans and commercial mortgage loans:
Sales, maturities and repayments	12,188	11,908
Purchases and fundings	(19,185)	(15,804)
Certificate loans, net	5	(5)
Net cash provided by (used in) investing activities	500,928	(256,898)

Cash Flows from Financing Activities
Payments from certificate holders and other additions	1,270,929	1,617,949
Certificate maturities and cash surrenders	(1,448,576)	(1,377,447)
Capital contribution from parent	10,000	4,500
Dividend to parent	(32,000)	—
Net cash provided by (used in) financing activities	(199,647)	245,002

Net increase (decrease) in cash and cash equivalents	300,142	(4,026)
Cash and cash equivalents at beginning of period	384,194	405,279
Cash and cash equivalents at end of period	$684,336	$401,253

Supplemental disclosures including non-cash transactions:
Cash paid (received) for income taxes	$485	$180
Cash paid for interest	24,943	32,744
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.  Basis of Presentation
Ameriprise Certificate Company (“ACC”) is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial” or the “Parent”). ACC is registered as an investment company under the Investment Company Act of 1940. The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). ACC uses the consolidation method of accounting for its wholly owned subsidiary, Investors Syndicate Development Corp. The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods have been made. All adjustments made were of a normal recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Annual Report on Form 10-K of ACC for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2020 (“2019 10-K”).
ACC evaluated events or transactions that occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. Effective April 1, 2020, the Ameriprise Step-Up Rate Certificate (“SRC”) was closed to new sales. No other subsequent events or transactions were identified.
2. Summary of Significant Accounting Policies
ACC adopted accounting standard, Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments, on January 1, 2020. The significant accounting policies for Available-for-Sale securities and financing receivables were updated as a result of adopting the new accounting standard. Refer to Note 3 for further details of the adoption.
Available-for-Sale Securities
Available-for-Sale securities are carried at fair value with unrealized gains (losses) recorded in accumulated other comprehensive income (loss) (“AOCI”), net of income taxes. Gains and losses are recognized on a trade date basis in the Consolidated Statements of Operations upon disposition of the securities.
Available-for-Sale securities are impaired when the fair value of an investment is less than its amortized cost. When an Available-for-Sale security is impaired, ACC first assesses whether or not: (i) it has the intent to sell the security (made a decision to sell) or (ii) it is more likely than not that ACC will be required to sell the security before its anticipated recovery. If either of these conditions exist, ACC recognizes an impairment by reducing the book value of the security for the difference between the investment’s amortized cost and its fair value with a corresponding charge to earnings. Subsequent increases in the fair value of Available-for-Sale securities that occur in periods after a write-down has occurred are recorded as unrealized gains in other comprehensive income (loss) (“OCI”), while subsequent decreases in fair value would continue to be recorded as reductions of book value with a charge to earnings.
For securities that do not meet the above criteria, ACC determines whether the decrease in fair value is due to a credit loss or due to other factors. The amount of impairment due to credit-related factors, if any, is recognized as an allowance for credit losses with a related charge to net realized gain (loss) on investments. The allowance for credit losses is limited to the amount by which the security’s amortized cost basis exceeds its fair value. The amount of the impairment related to other factors is recognized in OCI. Factors ACC considers in determining whether declines in the fair value of fixed maturity securities are due to credit-related factors include: (i) the extent to which the market value is below amortized cost; (ii) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer; and (iii) market events that could impact credit ratings, economic and business climate, litigation and government actions, and similar external business factors.
If through subsequent evaluation there is a sustained increase in cash flows expected, both the allowance and related charge to earnings may be reversed to reflect the increase in expected principal and interest payments. However, for Available-for-Sale securities that recognized an impairment prior to January 1, 2020 by reducing the book value of the security, the difference between the new amortized cost basis and the improved cash flows expected to be collected is accreted as interest income.
In order to determine the amount of the credit loss component for corporate debt securities, a best estimate of the present value of cash flows expected to be collected discounted at the security’s effective interest rate is compared to the amortized cost basis of the security. The significant inputs to cash flow projections consider potential debt restructuring terms, projected cash flows available to pay creditors and ACC’s position in the debtor’s overall capital structure. When assessing potential credit-related impairments for structured investments (e.g., residential mortgage backed securities, commercial mortgage backed securities and asset backed securities), ACC also considers credit-related factors such as overall deal structure and its position within the structure, quality of underlying collateral, delinquencies and defaults, loss severities, recoveries, prepayments and cumulative loss projections.
Management has elected to exclude accrued interest in its measurement of the allowance for credit losses for Available-for-Sale securities. Accrued interest on Available-for-Sale securities is recorded as earned in receivables on the Consolidated Balance Sheets. Available-for-Sale securities are placed on nonaccrual status when the accrued balance becomes 90 days past due or earlier based on management’s evaluation of the facts and circumstances of each security under review. At this time, all previously accrued interest is reversed through investment income on the Consolidated Statements of Operations.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Financing Receivables
Financing receivables are comprised of commercial loans and certificate loans.
Commercial Loans
Commercial loans include commercial mortgage loans and syndicated loans and are recorded at amortized cost less the allowance for credit losses. Commercial mortgage loans and syndicated loans are recorded within investments in unaffiliated issuers on the Consolidated Balance Sheets. Commercial mortgage loans are loans on commercial properties that are originated by ACC. Syndicated loans represent ACC’s investment in loan syndications originated by unrelated third parties.
Interest income is accrued as earned on the unpaid principal balances of the loans. Interest income recognized on commercial mortgage loans and syndicated loans is recorded in investment income on the Consolidated Statements of Operations.
Certificate Loans
Certificate loans are recorded within investments in unaffiliated issuers on the Consolidated Balance Sheets. When originated, the loan balances do not exceed the cash surrender value of the underlying products. As there is minimal risk of loss related to certificate loans, ACC does not record an allowance for credit losses.
Interest income is accrued as earned on the unpaid principal balances of the loans. Interest income recognized on certificate loans is recorded in investment income on the Consolidated Statements of Operations.
See Note 5 for additional information on financing receivables.
Allowance for Credit Losses
The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected over the asset’s expected life, considering past events, current conditions and reasonable and supportable forecasts of future economic conditions. Prior to January 1, 2020, the allowance for credit losses was based on an incurred loss model that did not require estimating expected credit losses over the expected life of the asset. Estimates of expected credit losses consider both historical charge-off and recovery experience as well as management’s expectation of future charge-off and recovery levels. Expected losses related to risks other than credit risk are excluded from the allowance for credit losses. The allowance for credit losses is measured and recorded upon initial recognition of the loan, regardless of whether it is originated or purchased.
The allowance for credit losses for commercial mortgage loans and syndicated loans utilizes a probability of default and loss severity approach to estimate lifetime expected credit losses. Actual historical default and loss severity data for each type of commercial loan is adjusted for current conditions and reasonable and supportable forecasts of future economic conditions to develop the probability of default and loss severity assumptions that are applied to the amortized cost basis of the loans over the expected life of each portfolio. The allowance for credit losses on commercial mortgage loans and syndicated loans is recorded through provisions charged to net realized gain (loss) on investments and is reduced/increased by net charge-offs/recoveries.
Management determines the adequacy of the allowance for credit losses based on the overall loan portfolio composition, recent and historical loss experience, and other pertinent factors, including when applicable, internal risk ratings, loan-to-value (“LTV”) ratios, and occupancy rates, along with reasonable and supportable forecasts of economic and market conditions. This evaluation is inherently subjective as it requires estimates, which may be susceptible to significant change. While ACC may attribute portions of the allowance to specific loan pools as part of the allowance estimation process, the entire allowance is available to absorb losses expected over the life of the loan portfolio.
Nonaccrual Loans
Commercial mortgage loans and syndicated loans are placed on nonaccrual status when either the collection of interest or principal has become 90 days past due or is otherwise considered doubtful of collection. Interest payments received on loans on nonaccrual status are generally applied to principal unless the remaining principal balance has been determined to be fully collectible. Management has elected to exclude accrued interest in its measurement of the allowance for credit losses for commercial mortgage loans and syndicated loans.
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Charge-off and Foreclosure
Charge-offs are recorded when ACC concludes that all or a portion of the commercial mortgage loan or syndicated loan is uncollectible. Factors used by ACC to determine whether all amounts due on commercial mortgage loans will be collected, include but are not limited to, the financial condition of the borrower, performance of the underlying properties, collateral and/or guarantees on the loan, and the borrower’s estimated future ability to pay based on property type and geographic location. Factors used by ACC to determine whether all amounts due on syndicated loans will be collected, include but are not limited to, the borrower’s financial condition, industry outlook, and internal risk ratings based on rating agency data and internal analyst expectations.
If it is determined that foreclosure on a commercial mortgage loan is probable and the fair value is less than the current loan balance, expected credit losses are measured as the difference between the amortized cost basis of the asset and fair value less estimated selling costs. Upon foreclosure, the commercial mortgage loan and related allowance are reversed, and the foreclosed property is recorded as real estate owned.
3.  Recent Accounting Pronouncements
Adoption of New Accounting Standards
Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the Financial Accounting Standards Board (“FASB”) updated the accounting standards related to disclosures for fair value measurements. The update eliminates the following disclosures: 1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, 2) the policy of timing of transfers between levels of the fair value hierarchy, and 3) the valuation processes for Level 3 fair value measurements. The new disclosures include changes in unrealized gains and losses for the period included in OCI for recurring Level 3 fair value measurements of instruments held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs and how the weighted average was calculated. The new disclosures are required on a prospective basis; all other provisions should be applied retrospectively. The update is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for the entire standard or only the provisions to eliminate or modify disclosure requirements. ACC early adopted the provisions of the standard to eliminate or modify disclosure requirements in the fourth quarter of 2018. ACC adopted the provisions of the standard to include new disclosures on January 1, 2020. The update does not have an impact on the ACC’s consolidated results of operations or financial condition. See Note 6 for additional disclosures on fair value measurements.
Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB updated the accounting standards related to accounting for credit losses on certain types of financial instruments. The update replaces the current incurred loss model for estimating credit losses with a new model that requires an entity to estimate the credit losses expected over the life of the asset. At adoption, the initial estimate of the expected credit losses will be recorded through retained earnings and subsequent changes in the estimate will be reported in current period earnings and recorded through an allowance for credit losses on the balance sheet. The credit loss model for Available-for-Sale debt securities did not change; however, the credit loss calculation and subsequent recoveries are required to be recorded through an allowance. The standard is effective for interim and annual periods beginning after December 15, 2019. A modified retrospective cumulative adjustment to retained earnings should be recorded as of the first reporting period in which the guidance is effective for loans, receivables, and other financial instruments subject to the new expected credit loss model. Prospective adoption is required for establishing an allowance related to Available-for-Sale debt securities, certain beneficial interests, and financial assets purchased with a more-than-insignificant amount of credit deterioration since origination. ACC adopted the standard on January 1, 2020. The adoption of this update did not have a material impact on ACC’s consolidated results of operations or financial condition.
Income Statement – Reporting Comprehensive Income – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB updated the accounting standards related to the presentation of tax effects stranded in AOCI. The update allows a reclassification from AOCI to retained earnings for tax effects stranded in AOCI resulting from the legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The election of the update was optional. The update was effective for fiscal years beginning after December 15, 2018. Entities could record the impacts either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. ACC adopted the standard on January 1, 2019 and elected not to reclassify the stranded tax effects in AOCI.
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
Future Adoption of New Accounting Standards
Reference Rate Reform – Expedients for Contract Modifications
In March 2020, the FASB updated the accounting standards to provide optional expedients and exceptions for applying GAAP to contracts, hedging or other transactions that are affected by reference rate reform (i.e., the elimination of LIBOR). The following expedients are provided for modified contracts whose reference rate is changed: 1) receivables and debt contracts are accounted for prospectively by adjusting the effective interest rate, 2) leases are accounted for as a continuation of the existing contracts with no reassessments of the lease classification and discount rate or remeasurements of lease payments that otherwise would be required, and 3) an entity is not required to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract. When elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions. ACC is currently evaluating the impact of electing to adopt the standard on its consolidated results of operations and financial condition.
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
4.  Investments
Investments in unaffiliated issuers were as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Available-for-Sale securities:
Fixed maturities, at fair value (net of allowance for credit losses: 2020, nil; amortized cost: 2020, $6,804,888; 2019, $7,362,814)	$6,683,033	$7,376,772
Commercial mortgage loans and syndicated loans, at cost (net of allowance for credit losses: 2020, $3,244; 2019, $3,022; fair value: 2020, $261,165; 2019, $272,454)	277,814	269,859
Equity securities, at fair value (cost: 2020, $299; 2019, $299)	218	188
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	211	216
Total	$6,961,276	$7,647,035

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Available-for-Sale securities distributed by type were as follows:

Description of Securities	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Residential mortgage backed securities	$2,826,109	$11,533	$(53,882)	$—	$2,783,760
Corporate debt securities	572,813	3,040	(2,272)	—	573,581
Commercial mortgage backed securities	1,419,529	3,002	(71,121)	—	1,351,410
Asset backed securities	586,179	1,884	(18,422)	—	569,641
State and municipal obligations	29,408	230	(60)	—	29,578
U.S. government and agency obligations	1,370,850	4,213	—	—	1,375,063
Total	$6,804,888	$23,902	$(145,757)	$—	$6,683,033

Description of Securities	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Residential mortgage backed securities	$3,052,502	$16,238	$(9,022)	$3,059,718
Corporate debt securities	519,365	5,580	(108)	524,837
Commercial mortgage backed securities	1,452,823	1,017	(2,949)	1,450,891
Asset backed securities	627,380	3,485	(1,162)	629,703
State and municipal obligations	32,622	223	(105)	32,740
U.S. government and agency obligations	1,678,122	762	(1)	1,678,883
Total	$7,362,814	$27,305	$(13,347)	$7,376,772
As of March 31, 2020 and December 31, 2019, accrued interest of $13.0 million and $12.9 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in receivables on the Consolidated Balance Sheets.
As of March 31, 2020 and December 31, 2019, investment securities with a fair value of $325 thousand and $133 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.
As of March 31, 2020 and December 31, 2019, fixed maturity securities comprised approximately 87% and 92%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. As of March 31, 2020 and December 31, 2019, approximately $7.0 million and $8.3 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC, using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	March 31, 2020			December 31, 2019
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$5,969,312	$5,848,313	88%	$6,551,393	$6,554,916	89%
AA	143,136	141,513	2	127,621	128,753	2
A	280,945	282,095	4	289,553	293,204	4
BBB	389,631	390,377	6	381,044	386,791	5
Below investment grade	21,864	20,735	—	13,203	13,108	—
Total fixed maturities	$6,804,888	$6,683,033	100%	$7,362,814	$7,376,772	100%

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

As of March 31, 2020 and December 31, 2019, approximately 33% and 32%, respectively, of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	March 31, 2020
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses (1)	Number of Securities	Fair Value	Unrealized Losses (1)	Number of Securities	Fair Value	Unrealized Losses (1)
	(in thousands, except number of securities)
Residential mortgage backed securities	176	$1,623,600	$(41,947)	73	$645,554	$(11,935)	249	$2,269,154	$(53,882)
Corporate debt securities	21	225,846	(2,272)	—	—	—	21	225,846	(2,272)
Commercial mortgage backed securities	41	936,871	(63,201)	19	205,719	(7,920)	60	1,142,590	(71,121)
Asset backed securities	35	380,507	(9,960)	9	139,783	(8,462)	44	520,290	(18,422)
State and municipal obligations	—	—	—	1	2,751	(60)	1	2,751	(60)
Total	273	$3,166,824	$(117,380)	102	$993,807	$(28,377)	375	$4,160,631	$(145,757)
(1) Unrealized losses of nil due to credit-related factors is recorded in the allowance for credit losses as of March 31, 2020.

Description of Securities	December 31, 2019
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	64	$987,968	$(3,731)	90	$776,834	$(5,291)	154	$1,764,802	$(9,022)
Corporate debt securities	1	1,201	—	8	52,348	(108)	9	53,549	(108)
Commercial mortgage backed securities	33	891,414	(1,662)	24	232,184	(1,287)	57	1,123,598	(2,949)
Asset backed securities	8	59,048	(95)	14	183,116	(1,067)	22	242,164	(1,162)
State and municipal obligations	—	—	—	1	2,705	(105)	1	2,705	(105)
U.S. government and agency obligations	2	99,606	(1)	—	—	—	2	99,606	(1)
Total	108	$2,039,237	$(5,489)	137	$1,247,187	$(7,858)	245	$3,286,424	$(13,347)
As part of ACC’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities during the first quarter of 2020 is attributable to wider credit spreads, partially offset by lower interest rates.
There were no amounts recognized in the allowance for credit losses on Available-for-Sale securities during the three months ended March 31, 2020. Prior to January 1, 2020, credit losses on Available-for-Sale securities were not recorded in an allowance but were recorded as a reduction of the book value of the security if the security was other-than-temporarily impaired.
The change in net unrealized gains (losses) on securities in OCI includes two components, net of tax: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period and (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities and due to the reclassification of noncredit impairments to credit losses.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a rollforward of the net unrealized gains (losses) on Available-for-Sale securities included in AOCI:

	Net Unrealized Gains (Losses) on Securities	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Gains (Losses) on Securities
	(in thousands)
Balance at January 1, 2019	$(46,958)	$13,127	$(33,831)
Net unrealized gains (losses) on securities arising during the period (1)	29,806	(7,335)	22,471
Reclassification of net (gains) losses on securities included in net income	33	(7)	26
Balance at March 31, 2019	$(17,119)	$5,785	$(11,334)	(2)

Balance at January 1, 2020	$13,958	$(1,695)	$12,263
Net unrealized gains (losses) on securities arising during the period (1)	(135,572)	32,689	(102,883)
Reclassification of net (gains) losses on securities included in net income	(241)	51	(190)
Balance at March 31, 2020	$(121,855)	$31,045	$(90,810)
(1) Net unrealized gains (losses) on securities arising during the period include impairments on Available-for-Sale securities related to factors other than credit that were recognized in OCI during the period.
(2) Includes $2 thousand of noncredit related impairments on securities and net unrealized gains (losses) on previously impaired securities as of March 31, 2019.
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized gain (loss) on investments were as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Gross realized gains	$241	$—
Gross realized losses	—	(33)
Total	$241	$(33)
Available-for-Sale securities by contractual maturity as of March 31, 2020 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$1,649,737	$1,653,466
Due after one year through five years	323,125	324,480
Due after five years through 10 years	209	276
Due after 10 years	—	—
	1,973,071	1,978,222
Residential mortgage backed securities	2,826,109	2,783,760
Commercial mortgage backed securities	1,419,529	1,351,410
Asset backed securities	586,179	569,641
Total	$6,804,888	$6,683,033
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
5.  Financing Receivables
Financing receivables are comprised of commercial loans and certificate loans. See Note 2 for information regarding ACC’s accounting policies related to financing receivables and the allowance for credit losses.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses for the three months ended March 31:

Commercial Loans
(in thousands)
Balance, December 31, 2019 (1)	$3,022
Cumulative effect of adoption of current expected credit losses guidance	(771)
Balance, January 1, 2020	2,251
Provisions	993
Balance, March 31, 2020	$3,244
(1) Prior to January 1, 2020, the allowance for credit losses was based on an incurred loss model that did not require estimating expected credit losses over the expected life of the asset.

Commercial Loans
(in thousands)
Balance, January 1, 2019	$3,120
Write-offs	(98)
Balance, March 31, 2019	$3,022
As of both March 31, 2020 and December 31, 2019, accrued interest on commercial loans was $1.2 million and is recorded in receivables on the Consolidated Balance Sheets and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended March 31, 2020 and 2019, ACC purchased $15.4 million and $8.4 million, respectively, of syndicated loans and sold $0.7 million and $3.9 million, respectively, of syndicated loans.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $4.5 million and $2.3 million as of March 31, 2020 and December 31, 2019, respectively. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review. Total commercial mortgage loans past due were nil as of both March 31, 2020 and December 31, 2019.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were nil as of both March 31, 2020 and December 31, 2019. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months.
The table below presents the amortized cost basis of commercial mortgage loans as of March 31, 2020 by year of origination and loan-to-value ratio:

Loan-to-Value Ratio	2020	2019	2018	2017	2016	Prior	Total
	(in thousands)
> 100%	$—	$—	$—	$—	$—	$—	$—
80% - 100%	—	—	3,391	—	—	—	3,391
60% - 80%	4,300	14,349	—	3,094	—	6,574	28,317
40% - 60%	—	6,415	8,182	7,914	1,413	9,092	33,016
< 40%	—	1,642	3,476	13,830	6,016	37,838	62,802
Total	$4,300	$22,406	$15,049	$24,838	$7,429	$53,504	$127,526

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

In addition, ACC reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
	(in thousands)
East North Central	$6,296	$6,424	5%	5%
East South Central	4,105	4,266	3	4
Middle Atlantic	15,298	15,495	12	12
Mountain	13,360	13,556	10	11
New England	7,140	7,191	6	6
Pacific	42,921	39,342	34	31
South Atlantic	18,500	18,835	14	15
West North Central	7,224	7,396	6	6
West South Central	12,682	12,876	10	10
	127,526	125,381	100%	100%
Less: allowance for credit losses	997	2,341
Total	$126,529	$123,040
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
	(in thousands)
Apartments	$31,748	$32,162	25%	25%
Industrial	28,704	24,969	22	20
Mixed use	11,964	12,105	9	10
Office	14,800	14,952	12	12
Retail	39,040	39,719	31	32
Hotel	387	432	—	—
Other	883	1,042	1	1
	127,526	125,381	100%	100%
Less: allowance for credit losses	997	2,341
Total	$126,529	$123,040
Syndicated Loans
The recorded investment in syndicated loans as of March 31, 2020 and December 31, 2019 was $153.5 million and $147.5 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers, with limited exposure to the oil and gas industry. Total syndicated loans past due were nil as of both March 31, 2020 and December 31, 2019. ACC assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.
The table below presents the amortized cost basis of syndicated loans as of March 31, 2020 by origination year and internal risk rating:

Internal Risk Rating	2020	2019	2018	2017	2016	Prior	Total
	(in thousands)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	3,386	1,280	1,690	301	1,896	8,553
Risk 3	—	1,286	3,775	8,405	2,184	4,955	20,605
Risk 2	3,002	11,037	16,763	17,784	6,492	13,993	69,071
Risk 1	2,722	7,493	13,574	15,288	5,083	11,143	55,303
Total	$5,724	$23,202	$35,392	$43,167	$14,060	$31,987	$153,532

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Certificate Loans
Certificate loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to certificate loans, ACC does not record an allowance for credit losses.
Troubled Debt Restructurings
There were no loans restructured by ACC during both the three months ended March 31, 2020 and 2019. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.
6.  Fair Values of Assets and Liabilities
GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability is not exchanged subject to a forced liquidation or distressed sale.
Valuation Hierarchy
ACC categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by ACC’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$76,360	$579,356	$—	$655,716
Available-for-Sale securities:
Residential mortgage backed securities	—	2,783,760	—	2,783,760
Corporate debt securities	—	560,593	12,988	573,581
Commercial mortgage backed securities	—	1,351,410	—	1,351,410
Asset backed securities	—	564,807	4,834	569,641
State and municipal obligations	—	29,578	—	29,578
U.S. government and agency obligations	1,375,063	—	—	1,375,063
Total Available-for-Sale securities	1,375,063	5,290,148	17,822	6,683,033
Equity securities	—	218	—	218
Equity derivative contracts	—	10,376	—	10,376
Total assets at fair value	$1,451,423	$5,880,098	$17,822	$7,349,343

Liabilities
Stock market certificate embedded derivatives	$—	$4,874	$—	$4,874
Equity derivative contracts	39	6,228	—	6,267
Total liabilities at fair value	$39	$11,102	$—	$11,141

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$365,867	$—	$365,867
Available-for-Sale securities:
Residential mortgage backed securities	—	3,059,718	—	3,059,718
Corporate debt securities	—	510,567	14,270	524,837
Commercial mortgage backed securities	—	1,450,891	—	1,450,891
Asset backed securities	—	624,869	4,834	629,703
State and municipal obligations	—	32,740	—	32,740
U.S. government and agency obligations	1,678,883	—	—	1,678,883
Total Available-for-Sale securities	1,678,883	5,678,785	19,104	7,376,772
Equity securities	—	116	72	188
Equity derivative contracts	6	56,038	—	56,044
Total assets at fair value	$1,678,889	$6,100,806	$19,176	$7,798,871

Liabilities
Stock market certificate embedded derivatives	$—	$13,961	$—	$13,961
Equity derivative contracts	—	43,598	—	43,598
Total liabilities at fair value	$—	$57,559	$—	$57,559
The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	Available-for-Sale Securities				Equity Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance, January 1, 2020	$14,270	$4,834	$19,104		$72
Total gains (losses) included in:
Net income	(10)	10	—	(1)	—
Other comprehensive income (loss)	28	(10)	18		—
Settlements	(1,300)	—	(1,300)		—
Transfers out of Level 3	—	—	—		(72)
Balance, March 31, 2020	$12,988	$4,834	$17,822		$—
Changes in unrealized gains (losses) in net income relating to assets held at March 31, 2020	$(10)	$10	$—	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at March 31, 2020	$28	$(10)	$18		$—

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Total
	(in thousands)
Balance, January 1, 2019	$62,588	$41,842	$19,787	$124,217
Total gains (losses) included in:
Net income	22	(15)	—	7	(1)
Other comprehensive income (loss)	7	228	—	235
Settlements	(3,227)	(10,000)	—	(13,227)
Transfers out of Level 3	(39,999)	—	(19,787)	(59,786)
Balance, March 31, 2019	$19,391	$32,055	$—	$51,446
Changes in unrealized gains (losses) in net income relating to assets held at March 31, 2019	$22	$(15)	$—	$7	(1)
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets:

	March 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$12,985	Discounted cash flow	Yield/spread to U.S. Treasuries	1.8% - 2.4%	2.0%

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$14,267	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9% - 1.1%	1.0%
The weighted average spread to U.S. Treasuries for corporate debt securities (private placements) is weighted based on the security’s market value as a percentage of the aggregate market value of the securities.
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
Cash Equivalents
Cash equivalents include time deposits and other highly liquid investments with original or remaining maturities at the time of purchase of 90 days or less. U.S. Treasuries are classified as Level 1. ACC’s remaining cash equivalents are classified as Level 2 and measured at amortized cost, which is a reasonable estimate of fair value because of the short time between the purchase of the instrument and its expected realization.

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
Level 3 securities include certain non-agency residential mortgage backed securities, corporate bonds, asset backed securities, commercial mortgage backed securities and equity securities. The fair value of these Level 3 securities is typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to ACC. ACC’s privately placed corporate bonds are typically based on a single non-binding broker quote.
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
Derivatives
The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both March 31, 2020 and December 31, 2019. See Note 7 and Note 8 for further information on the credit risk of derivative instruments and related collateral.
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

	March 31, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$151,285	$—	$99,276	$36,735	$136,011
Commercial mortgage loans	126,529	—	—	125,154	125,154
Certificate loans	211	—	211	—	211
Financial Liabilities
Certificate reserves	$7,330,933	$—	$—	$7,315,161	$7,315,161

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$146,819	$—	$140,294	$6,287	$146,581
Commercial mortgage loans	123,040	—	—	125,873	125,873
Certificate loans	216	—	216	—	216
Financial Liabilities
Certificate reserves	$7,508,362	$—	$—	$7,497,180	$7,497,180
See Note 5 for additional information on syndicated, commercial mortgage and certificate loans. Certificate reserves represent customer deposits for fixed rate certificates and stock market certificates.
7. Offsetting Assets and Liabilities
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	March 31, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$10,376	$—	$10,376	$(6,228)	$(4,148)	$—
Total	$10,376	$—	$10,376	$(6,228)	$(4,148)	$—

	December 31, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$56,038	$—	$56,038	$(43,598)	$(12,185)	$255
Exchange-traded	6	—	6	—	—	6
Total	$56,044	$—	$56,044	$(43,598)	$(12,185)	$261
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	March 31, 2020
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$6,228	$—	$6,228	$(6,228)	$—	$—
Exchange-traded	39	—	39	—	—	39
Total	$6,267	$—	$6,267	$(6,228)	$—	$39

	December 31, 2019
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$43,598	$—	$43,598	$(43,598)	$—	$—
Total	$43,598	$—	$43,598	$(43,598)	$—	$—
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
Cash collateral accepted by ACC is reflected in other liabilities. See Note 8 for additional disclosures related to ACC’s derivative instruments.
8.  Derivatives and Hedging Activities
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
ACC uses derivatives as economic hedges of equity risk related to Stock Market Certificates (“SMC”). ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	March 31, 2020			December 31, 2019
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Equity contracts (1)	$691,788	$10,376	$6,267	$742,387	$56,044	$43,598
Embedded derivatives
Stock market certificates (2)	N/A	—	4,874	N/A	—	13,961
Total derivatives	$691,788	$10,376	$11,141	$742,387	$56,044	$57,559
N/A Not applicable

(1)	The gross fair value of equity contracts is included in derivative assets and derivative liabilities on the Consolidated Balance Sheets.

(2)	The gross fair value of SMC embedded derivatives is included in certificate reserves on the Consolidated Balance Sheets.
See Note 6 for additional information regarding ACC’s fair value measurement of derivative instruments.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended March 31,
		2020	2019
		(in thousands)
Equity contracts
Stock market certificates	Net provision for certificate reserves	$(7,425)	$5,447
Stock market certificates embedded derivatives	Net provision for certificate reserves	6,846	(5,542)
Total		$(579)	$(95)
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
Ameriprise Step-Up Rate Certificates offer the ability to step up to a higher crediting rate based upon the then-current rate for a new SRC with the same term. ACC does not currently hedge the interest rate risk related to the SRC product. The SRC product contains an embedded derivative, which was not material as of both March 31, 2020 and December 31, 2019.
Credit Risk
Credit risk associated with ACC’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, ACC has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting and collateral arrangements whenever practical. See Note 7 for additional information on ACC’s credit exposure related to derivative assets.
9.  Contingencies
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
10.  Shareholder’s Equity
The following table provides information related to amounts reclassified from AOCI:

Accumulated Other Comprehensive Income (Loss) Reclassification	Location of (Gain) Loss Recognized in Income	Three Months Ended March 31,
		2020	2019
		(in thousands)
Unrealized net (gains) losses on Available-for-Sale securities	Net realized gain (loss) on investments	$(241)	$33
Tax expense (benefit)	Income tax expense (benefit)	51	(7)
Net of tax		$(190)	$26

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

During the three months ended March 31, 2020 and 2019, ACC received cash contributions from Ameriprise Financial of $10.0 million and $4.5 million, respectively. ACC received these contributions to maintain compliance with capital requirements, and these contributions were outside of the Capital Support Agreement between Ameriprise Financial and ACC. See additional discussion on the Capital Support Agreement in ACC’s 2019 10-K.
During the three months ended March 31, 2020 and 2019, ACC paid dividends to Ameriprise Financial of $32.0 million and nil, respectively.
11.  Income Taxes
ACC’s effective tax rate was 24.8% and 24.7% for the three months ended March 31, 2020 and 2019, respectively. The effective tax rate for the three months ended March 31, 2020 is higher than the statutory rate primarily as a result of state income taxes, net of federal benefit and uncertain tax positions. The effective tax rate for the three months ended March 31, 2019 is higher than the statutory rate primarily as a result of state income taxes, net of federal benefit.
ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of both March 31, 2020 and December 31, 2019.
As of March 31, 2020 and December 31, 2019, ACC had $3.9 million and $3.8 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $3.1 million and $3.0 million, net of federal tax benefits, of the unrecognized tax benefits as of March 31, 2020 and December 31, 2019, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. ACC estimates that the total amount of gross unrecognized tax benefits may decrease by $500 thousand in the next 12 months primarily due to state exams.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized net increases of $36 thousand and $42 thousand in interest and penalties for the three months ended March 31, 2020 and March 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, ACC had a payable of $416 thousand and $380 thousand, respectively, related to accrued interest and penalties.
ACC files income tax returns as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. The federal statute of limitations are closed on years through 2015, except for one issue for 2014 and 2015 which was claimed on amended returns. The Internal Revenue Service (“IRS”) is currently auditing Ameriprise Financial’s U.S. income tax returns for 2016, 2017 and 2018. Ameriprise Financial’s or its subsidiaries’, including ACC’s, state income tax returns are currently under examination by various jurisdictions for years ranging from 2009 through 2018.

AMERIPRISE CERTIFICATE COMPANY

ITEM 2.  MANAGEMENT’S NARRATIVE ANALYSIS
The following information should be read in conjunction with Ameriprise Certificate Company’s (“ACC’s”) Consolidated Financial Statements and Notes presented in Part I, Item 1. This discussion may contain forward-looking statements that reflect ACC’s plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed under “Forward-Looking Statements.” ACC believes it is useful to read its management’s narrative analysis in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2020 (“2019 10-K”), as well as its current reports on Form 8-K and other publicly available information.
ACC is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial”). ACC is registered as an investment company under the Investment Company Act of 1940 and is in the business of issuing face-amount investment certificates. Face-amount investment certificates issued by ACC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by ACC, at its discretion. The certificates issued by ACC are not insured by any government agency. ACC’s certificates are sold primarily by Ameriprise Financial Services, LLC (“AFS”), an affiliate of ACC. AFS is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico. ACC’s investment portfolio is managed by Columbia Management Investment Advisers, LLC (“CMIA”), a wholly owned subsidiary of Ameriprise Financial.
Management’s narrative analysis of the results of operations is presented in lieu of management’s discussion and analysis of financial condition and results of operations, pursuant to General Instructions H(2)(a) of Form 10-Q.
Recent Developments Regarding COVID-19
The coronavirus disease 2019 (‘‘COVID-19’’) pandemic presents ongoing significant economic and societal disruption and market volatility, which have known and yet to be seen impacts to ACC’s business and operating environment driven by significant volatility in the interest rate and equity markets and the potential associated implications to client activity. There are no reliable estimates of how long the pandemic will last, how many people are likely to be affected by it, or its impact on the overall economy.
ACC and its affiliates have implemented comprehensive strategies to address the operating environment spurred by the pandemic. To promote the safety and security of the employees of ACC’s affiliates and to assure the continuity of ACC’s business operations, ACC and its affiliates have implemented a work-from-home protocol for virtually all of the employee population, restricted business travel, and provided resources for complying with the guidance from the World Health Organization, the U.S. Centers for Disease Control and governments. ACC and its affiliates have been satisfying elevated customer service volumes and have continued to operate successfully and without disruptions in service. ACC and its affiliates’ pandemic strategy is flexible and scalable and takes into consideration that a pandemic could be widespread and may occur in multiple waves, affecting different communities at different times with varying levels of severity.
ACC’s results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic. The uncertainty surrounding the magnitude, duration, speed and reach of the ongoing global pandemic, as well as actions that have been or could be taken by governmental authorities, clients or other third parties, present unknowns that are currently unfolding and will, as they occur, inform any further offsetting or other business adaptation strategies ACC or its affiliates may deploy. The pandemic and its accompanying impact on the global financial markets and on ACC’s operations and financial results will cause results not to be comparable to the same period in previous years. The results presented in this report are not necessarily indicative of future operating results. For further information regarding the impact of COVID-19, and any potentially material effects, please see Item 1A, “Risk Factors” in this report.
Significant Accounting Policies
ACC’s significant accounting policies are discussed in detail in Note 2 to the Consolidated Financial Statements and in “Management’s Narrative Analysis — Recent Accounting Pronouncements and Significant Accounting Policies” in ACC’s 2019 10-K.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements and their expected impact on ACC’s future results of operations or financial condition, see Note 3 to the Consolidated Financial Statements.
Results of Operations for the Three Months Ended March 31, 2020 and 2019
ACC’s net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income trends occur largely due to changes in returns on ACC’s investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles (“GAAP”).
Net income decreased $2.2 million, or 19%, to $9.4 million for the three months ended March 31, 2020 compared to $11.6 million for the prior year period primarily due to lower investment income, partially offset by lower net provision for certificate reserves and investment expenses.
Investment income decreased $14.3 million, or 23%, to $47.4 million for the three months ended March 31, 2020 compared to $61.7 million for the prior year period reflecting a decrease in the average invested asset yield and lower average investment balances.

AMERIPRISE CERTIFICATE COMPANY

Investment expenses decreased $1.3 million, or 11%, to $10.9 million for the three months ended March 31, 2020 compared to $12.2 million for the prior year period primarily due to volume-driven decreases in distribution and investment advisory fees.
Net provision for certificate reserves decreased $10.8 million, or 32%, to $23.3 million for the three months ended March 31, 2020 compared to $34.1 million for the prior year period primarily due to lower average client crediting rates as well as lower average certificate balances.
ACC’s effective tax rate was 24.8% for the three months ended March 31, 2020 compared to 24.7% for the prior year period.
Fair Value Measurements
ACC reports certain assets and liabilities at fair value; specifically, derivatives, embedded derivatives, and most investments and cash equivalents. Fair value assumes the exchange of assets or liabilities occurs in orderly transactions. Companies are not permitted to use market prices that are the result of a forced liquidation or distressed sale. ACC includes actual market prices or observable inputs in its fair value measurements to the extent available. Non-binding broker quotes are obtained when quotes from third-party pricing services are not available. ACC validates prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors. See Note 6 to the Consolidated Financial Statements for additional information regarding ACC’s fair value measurements.
Forward-Looking Statements
This report contains forward-looking statements that reflect management’s plans, estimates and beliefs. Actual results could differ materially from those described in these forward-looking statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “forecast,” “on track,” “project,” “continue,” “able to remain,” “resume,” “deliver,” “develop,” “evolve,” “drive,” “enable,” “flexibility,” “scenario,” “case” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. ACC undertakes no obligation to update or revise any forward-looking statements.
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
ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2020.
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

AMERIPRISE CERTIFICATE COMPANY

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
The information set forth in Note 9 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.
ITEM 1A.  RISK FACTORS
ACC is including the following new risk factor which should be read in conjunction with the risk factors provided in Part I, Item 1A of ACC’s 2019 10-K.
The COVID-19 pandemic creates significant risks and uncertainties for ACC’s business.
The ongoing coronavirus disease 2019 (“COVID-19”) pandemic creates significant and pervasive societal, economic and market disruption globally. The extent to which the COVID-19 pandemic impacts ACC’s business, results of operations, and financial condition will depend on future developments. These developments are highly uncertain, including the scope, duration and severity of the pandemic, the effectiveness of ACC and its affiliates’ remote working and virtual meeting arrangements and staffing levels, the measures that may be taken by various governmental authorities in response to the outbreak (such as stimulus, quarantines and travel restrictions, effectiveness of health care, and new or interim regulation), the actions of other third parties in response to the pandemic, and the possible further impacts on the global economy. Given the uncertainty of future developments, ACC seeks to manage its risks effectively, but ACC’s ability to do so is subject to the inherent limitations of obtaining timely, reliable analysis and information in a situation that continues to develop.
Towards the end of the first quarter of 2020 and into April 2020, the COVID-19 pandemic impacted ACC and impacts would likely be experienced in future quarters if conditions persist. Consumer demand, investment income, owned asset values, and other financial assumptions and reserve calculations have been (and may further be) negatively impacted from a decline and volatility of asset prices, reduction in interest rates, widening of credit spreads, credit deterioration, decreased liquidity in trading markets and other economic and market effects of the global pandemic. Should these conditions be prolonged or worsen for an extended time period, ACC could experience volatility and uncertainty in volumes, uncertainty in availability and price levels of financial assets and hedges, reduced client activity and fees, increased constraints and costs of capital, and demand for ACC’s products and services and other negative impacts on ACC’s financial position.
The COVID-19 pandemic may also affect the ability of ACC and its affiliates’ suppliers, distributors, vendors and other counterparties to provide products and services and otherwise fulfill their commitments to ACC and its affiliates. In addition, the market and economic uncertainty and the effects of the COVID-19 pandemic will heighten the other risks described in the section entitled “Risk Factors” in ACC’s most recent Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K.
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

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date:	May 11, 2020	By:	/s/ Abu M. Arif
Abu M. Arif Chief Executive Officer

Date:	May 11, 2020	By:	/s/ Jason S. Bartylla
Jason S. Bartylla Chief Financial Officer