Form 10-Q
period 2020-06-30
AMERIPRISE CERTIFICATE CO
filed 2020-08-10
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	811-00002

AMERIPRISE CERTIFICATE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	41-6009975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒
		Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at August 10, 2020
Common Stock (par value $10 per share)	150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY
FORM 10-Q

AMERIPRISE CERTIFICATE COMPANY
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Investment income	$35,846	$62,280	$83,237	$123,990
Investment expenses	10,810	12,261	21,726	24,468
Net investment income before provision for certificate reserves and income taxes	25,036	50,019	61,511	99,522
Net provision for certificate reserves	17,618	33,718	40,869	67,776
Net investment income before income taxes	7,418	16,301	20,642	31,746
Income tax expense	1,742	4,195	4,997	8,003
Net investment income, after-tax	5,676	12,106	15,645	23,743

Net realized gain (loss) on investments before income taxes	379	116	(360)	37
Income tax expense (benefit)	79	25	(76)	8
Net realized gain (loss) on investments, after-tax	300	91	(284)	29
Net income	$5,976	$12,197	$15,361	$23,772
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net income	$5,976	$12,197	$15,361	$23,772
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period	105,777	29,720	2,894	52,191
Reclassification of net (gains) losses on securities included in net income	(310)	(96)	(500)	(70)
Total other comprehensive income (loss), net of tax	105,467	29,624	2,394	52,121
Total comprehensive income (loss)	$111,443	$41,821	$17,755	$75,893
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2020	December 31, 2019
	(in thousands, except share data)
Assets
Qualified Assets
Cash and cash equivalents	$629,375	$384,194
Investments in unaffiliated issuers (net of allowance for credit losses: 2020, $3,228; 2019, $3,022 (1) )	7,430,495	7,647,035
Receivables	18,351	24,014
Derivative assets	34,628	56,044
Total qualified assets	8,112,849	8,111,287
Deferred taxes, net	—	988
Taxes receivable from parent	—	602
Due from related party	25	30
Total assets	$8,112,874	$8,112,907

Liabilities and Shareholder’s Equity
Liabilities
Certificate reserves	$7,451,079	$7,522,323
Deferred taxes, net	2,211	—
Taxes payable to parent	2,032	135
Derivative liabilities	27,117	43,598
Payables to brokers, dealers and clearing organizations	143,809	52,575
Due to related party and other liabilities	48,020	52,010
Total liabilities	7,674,268	7,670,641

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	341,700	331,700
Total retained earnings	80,749	96,803
Accumulated other comprehensive income (loss), net of tax	14,657	12,263
Total shareholder’s equity	438,606	442,266
Total liabilities and shareholder’s equity	$8,112,874	$8,112,907

(1) Prior to January 1, 2020, the allowance for credit losses is not applicable to Available-for-Sale securities. See Notes 2, 3, 4 and 5 for more information.
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
				Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Unappropriated
	(in thousands, except share data)
Balance, April 1, 2019	150,000	$1,500	$289,517	$800	$15	$166,829	$(11,334)	$447,327
Comprehensive income (loss):
Net income	—	—	—	—	—	12,197	—	12,197
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	29,624	29,624
Total comprehensive income (loss)								41,821
Transfer to unappropriated from appropriated	—	—	—	(180)	—	180	—	—
Balance, June 30, 2019	150,000	$1,500	$289,517	$620	$15	$179,206	$18,290	$489,148

Balance, April 1, 2020	150,000	$1,500	$341,700	$197	$15	$74,561	$(90,810)	$327,163
Comprehensive income (loss):
Net income	—	—	—	—	—	5,976	—	5,976
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	105,467	105,467
Total comprehensive income (loss)								111,443
Transfer to unappropriated from appropriated	—	—	—	(84)	—	84	—	—
Balance, June 30, 2020	150,000	$1,500	$341,700	$113	$15	$80,621	$14,657	$438,606

Balance, January 1, 2019	150,000	$1,500	$285,017	$910	$15	$155,251	$(33,831)	$408,862
Cumulative effect of adoption of premium amortization on purchased callable debt securities guidance	—	—	—	—	—	(107)	—	(107)
Comprehensive income (loss):
Net income	—	—	—	—	—	23,772	—	23,772
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	52,121	52,121
Total comprehensive income (loss)								75,893
Transfer to unappropriated from appropriated	—	—	—	(290)	—	290	—	—
Receipt of capital from parent	—	—	4,500	—	—	—	—	4,500
Balance, June 30, 2019	150,000	$1,500	$289,517	$620	$15	$179,206	$18,290	$489,148

Balance, January 1, 2020	150,000	$1,500	$331,700	$321	$15	$96,467	$12,263	$442,266
Cumulative effect of adoption of current expected credit losses guidance	—	—	—	—	—	585	—	585
Comprehensive income (loss):
Net income	—	—	—	—	—	15,361	—	15,361
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	2,394	2,394
Total comprehensive income (loss)								17,755
Transfer to unappropriated from appropriated	—	—	—	(208)	—	208	—	—
Dividend to parent	—	—	—	—	—	(32,000)	—	(32,000)
Receipt of capital from parent	—	—	10,000	—	—	—	—	10,000
Balance, June 30, 2020	150,000	$1,500	$341,700	$113	$15	$80,621	$14,657	$438,606

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash Flows from Operating Activities
Net income	$15,361	$23,772
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, accretion of discounts, net	(8,559)	(18,207)
Deferred income tax expense (benefit)	2,253	(746)
Net realized (gain) loss on Available-for-Sale securities	(633)	(88)
Other net realized (gain) loss	16	51
Provision for credit losses	977	—
Changes in operating assets and liabilities:
Dividends and interest receivable	17,092	20,548
Certificate reserves, net	(5,295)	7,384
Deferred taxes, net	—	(12,490)
Taxes payable to/receivable from parent, net	2,499	(689)
Derivatives, net of collateral	(625)	34
Other liabilities	1,824	8,102
Other receivables	(280)	27
Payables to brokers, dealers and clearing organizations	—	(21,451)
Other, net	64	303
Net cash provided by (used in) operating activities	24,694	6,550

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	—	9,689
Maturities, redemptions and calls	2,410,527	2,532,096
Purchases	(2,099,453)	(2,535,037)
Syndicated loans and commercial mortgage loans:
Sales, maturities and repayments	21,730	24,433
Purchases and fundings	(24,351)	(32,414)
Certificate loans, net	(17)	39
Net cash provided by (used in) investing activities	308,436	(1,194)

Cash Flows from Financing Activities
Payments from certificate holders and other additions	2,533,506	2,924,418
Certificate maturities and cash surrenders	(2,599,455)	(2,872,901)
Capital contribution from parent	10,000	4,500
Dividend to parent	(32,000)	—
Net cash provided by (used in) financing activities	(87,949)	56,017

Net increase (decrease) in cash and cash equivalents	245,181	61,373
Cash and cash equivalents at beginning of period	384,194	405,279
Cash and cash equivalents at end of period	$629,375	$466,652

Supplemental disclosures including non-cash transactions:
Cash paid (received) for income taxes	$403	$8,756
Cash paid for interest	44,323	68,311
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
Available-for-Sale Securities
Available-for-Sale securities are carried at fair value with unrealized gains (losses) recorded in accumulated other comprehensive income (loss) (“AOCI”), net of income taxes. Available-for-Sale securities are recorded within investments in unaffiliated issuers on the Consolidated Balance Sheets. Gains and losses are recognized on a trade date basis in the Consolidated Statements of Operations upon disposition of the securities.
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
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
Restructured Loans
A loan is classified as a restructured loan when ACC makes certain concessionary modifications to contractual terms for borrowers experiencing financial difficulties. When the interest rate, minimum payments, and/or due dates have been modified in an attempt to

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
make the loan more affordable to a borrower experiencing financial difficulties, the modification is considered a troubled debt restructuring. Modifications to loan terms do not automatically result in troubled debt restructurings (“TDRs”). Per the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, modifications made on a good faith basis in response to the coronavirus disease 2019 (“COVID-19”) pandemic to borrowers who were not more than 30 days past due as of December 31, 2019, such as payment deferrals, extensions of repayment terms, fee waivers, or delays in payment that are not significant to the unpaid principal value of the loan, are not considered TDRs. Generally, performance prior to the restructuring or significant events that coincide with the restructuring are considered in assessing whether the borrower can meet the new terms which may result in the loan being returned to accrual status at the time of the restructuring or after a performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status.
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
4.  Investments
Investments in unaffiliated issuers were as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Available-for-Sale securities:
Fixed maturities, at fair value (net of allowance for credit losses: 2020, nil; amortized cost: 2020, $7,140,406; 2019, $7,362,814)	$7,157,517	$7,376,772
Commercial mortgage loans and syndicated loans, at cost (net of allowance for credit losses: 2020, $3,228; 2019, $3,022; fair value: 2020, $267,165; 2019, $272,454)	272,556	269,859
Equity securities, at fair value (cost: 2020, $299; 2019, $299)	189	188
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	233	216
Total	$7,430,495	$7,647,035
Available-for-Sale securities distributed by type were as follows:

Description of Securities	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Residential mortgage backed securities	$2,968,565	$38,800	$(6,572)	$—	$3,000,793
Corporate debt securities	490,792	10,939	—	—	501,731
Commercial mortgage backed securities	1,474,104	6,695	(27,926)	—	1,452,873
Asset backed securities	723,719	2,348	(8,303)	—	717,764
State and municipal obligations	19,495	299	—	—	19,794
U.S. government and agency obligations	1,463,731	833	(2)	—	1,464,562
Total	$7,140,406	$59,914	$(42,803)	$—	$7,157,517

Description of Securities	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Residential mortgage backed securities	$3,052,502	$16,238	$(9,022)	$3,059,718
Corporate debt securities	519,365	5,580	(108)	524,837
Commercial mortgage backed securities	1,452,823	1,017	(2,949)	1,450,891
Asset backed securities	627,380	3,485	(1,162)	629,703
State and municipal obligations	32,622	223	(105)	32,740
U.S. government and agency obligations	1,678,122	762	(1)	1,678,883
Total	$7,362,814	$27,305	$(13,347)	$7,376,772
As of June 30, 2020 and December 31, 2019, accrued interest of $10.5 million and $12.9 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in receivables on the Consolidated Balance Sheets.
As of June 30, 2020 and December 31, 2019, investment securities with a fair value of $310 thousand and $133 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.
As of June 30, 2020 and December 31, 2019, fixed maturity securities comprised approximately 89% and 92%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. As of June 30, 2020 and December 31, 2019, approximately $7.0 million and $8.3 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC, using criteria similar to those used by NRSROs.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
A summary of fixed maturity securities by rating was as follows:

Ratings	June 30, 2020			December 31, 2019
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$6,215,198	$6,218,102	87%	$6,551,393	$6,554,916	89%
AA	273,967	274,774	4	127,621	128,753	2
A	302,779	307,750	4	289,553	293,204	4
BBB	326,884	335,473	5	381,044	386,791	5
Below investment grade	21,578	21,418	—	13,203	13,108	—
Total fixed maturities	$7,140,406	$7,157,517	100%	$7,362,814	$7,376,772	100%
As of June 30, 2020 and December 31, 2019, approximately 35% and 32%, respectively, of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	June 30, 2020
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses (1)	Number of Securities	Fair Value	Unrealized Losses (1)	Number of Securities	Fair Value	Unrealized Losses (1)
	(in thousands, except number of securities)
Residential mortgage backed securities	74	$562,343	$(3,584)	64	$531,932	$(2,988)	138	$1,094,275	$(6,572)
Commercial mortgage backed securities	29	681,156	(26,016)	7	136,931	(1,910)	36	818,087	(27,926)
Asset backed securities	33	339,391	(4,463)	9	147,029	(3,840)	42	486,420	(8,303)
U.S. government and agency obligations	2	124,907	(2)	—	—	—	2	124,907	(2)
Total	138	$1,707,797	$(34,065)	80	$815,892	$(8,738)	218	$2,523,689	$(42,803)
(1) Unrealized losses of nil due to credit-related factors is recorded in the allowance for credit losses as of June 30, 2020.

Description of Securities	December 31, 2019
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	64	$987,968	$(3,731)	90	$776,834	$(5,291)	154	$1,764,802	$(9,022)
Corporate debt securities	1	1,201	—	8	52,348	(108)	9	53,549	(108)
Commercial mortgage backed securities	33	891,414	(1,662)	24	232,184	(1,287)	57	1,123,598	(2,949)
Asset backed securities	8	59,048	(95)	14	183,116	(1,067)	22	242,164	(1,162)
State and municipal obligations	—	—	—	1	2,705	(105)	1	2,705	(105)
U.S. government and agency obligations	2	99,606	(1)	—	—	—	2	99,606	(1)
Total	108	$2,039,237	$(5,489)	137	$1,247,187	$(7,858)	245	$3,286,424	$(13,347)

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
As part of ACC’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities during the six months ended June 30, 2020 is attributable to wider credit spreads, partially offset by lower interest rates. Consistent with the accounting policy described in Note 2, ACC did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. ACC does not intend to sell these securities and does not believe that it is more likely than not that ACC will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of June 30, 2020, 96% of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
There were no amounts recognized in the allowance for credit losses on Available-for-Sale securities during the three months and six months ended June 30, 2020. Prior to January 1, 2020, credit losses on Available-for-Sale securities were not recorded in an allowance but were recorded as a reduction of the book value of the security if the security was other-than-temporarily impaired.
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
The following table presents a rollforward of the net unrealized gains (losses) on Available-for-Sale securities included in AOCI:

	Net Unrealized Gains (Losses) on Securities	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Gains (Losses) on Securities
	(in thousands)
Balance at January 1, 2019	$(46,958)	$13,127	$(33,831)
Net unrealized gains (losses) on securities arising during the period (1)	68,922	(16,731)	52,191
Reclassification of net (gains) losses on securities included in net income	(88)	18	(70)
Balance at June 30, 2019	$21,876	$(3,586)	$18,290	(2)

Balance at January 1, 2020	$13,958	$(1,695)	$12,263
Net unrealized gains (losses) on securities arising during the period (1)	3,786	(892)	2,894
Reclassification of net (gains) losses on securities included in net income	(633)	133	(500)
Balance at June 30, 2020	$17,111	$(2,454)	$14,657
(1) Net unrealized gains (losses) on securities arising during the period include impairments on Available-for-Sale securities related to factors other than credit that were recognized in OCI during the period.
(2) Includes $2 thousand of noncredit related impairments on securities and net unrealized gains (losses) on previously impaired securities as of June 30, 2019.
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized gain (loss) on investments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Gross realized gains	$392	$159	$633	$159
Gross realized losses	—	(38)	—	(71)
Total	$392	$121	$633	$88

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Available-for-Sale securities by contractual maturity as of June 30, 2020 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$1,706,473	$1,709,991
Due after one year through five years	266,737	275,208
Due after five years through 10 years	808	888
Due after 10 years	—	—
	1,974,018	1,986,087
Residential mortgage backed securities	2,968,565	3,000,793
Commercial mortgage backed securities	1,474,104	1,452,873
Asset backed securities	723,719	717,764
Total	$7,140,406	$7,157,517
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
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses for the six months ended June 30:

Commercial Loans
(in thousands)
Balance, December 31, 2019 (1)	$3,022
Cumulative effect of adoption of current expected credit losses guidance	(771)
Balance, January 1, 2020	2,251
Provisions	977
Balance, June 30, 2020	$3,228
(1) Prior to January 1, 2020, the allowance for credit losses was based on an incurred loss model that did not require estimating expected credit losses over the expected life of the asset.

Commercial Loans
(in thousands)
Balance, January 1, 2019	$3,120
Charge-offs	(98)
Balance, June 30, 2019	$3,022
As of June 30, 2020 and December 31, 2019, accrued interest on commercial loans was $1.1 million and $1.2 million, respectively, and is recorded in receivables on the Consolidated Balance Sheets and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended June 30, 2020 and 2019, ACC purchased $3.6 million and $10.7 million, respectively, of syndicated loans and sold nil and $2.1 million, respectively, of syndicated loans. During the six months ended June 30, 2020 and 2019, ACC purchased $19.0 million and $19.1 million, respectively, of syndicated loans and sold $0.7 million and $6.0 million, respectively, of syndicated loans.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $4.2 million and $2.3 million as of June 30, 2020 and December 31, 2019, respectively. All other loans were considered to be performing.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Commercial Loans
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review. Total commercial mortgage loans past due were nil as of both June 30, 2020 and December 31, 2019.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were nil as of both June 30, 2020 and December 31, 2019. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. As of June 30, 2020, commercial mortgage loan modifications due to the COVID-19 pandemic consisted of five loans with a total unpaid balance of $8.9 million. Modifications primarily consisted of short-term forbearance and interest only payments.
The table below presents the amortized cost basis of commercial mortgage loans as of June 30, 2020 by year of origination and loan-to-value ratio:

Loan-to-Value Ratio	2020	2019	2018	2017	2016	Prior	Total
	(in thousands)
> 100%	$—	$—	$—	$—	$—	$—	$—
80% - 100%	—	—	3,376	—	—	—	3,376
60% - 80%	4,279	13,130	—	3,087	—	3,715	24,211
40% - 60%	—	6,362	3,581	7,872	1,402	8,177	27,394
< 40%	—	2,736	7,861	11,950	5,867	40,758	69,172
Total	$4,279	$22,228	$14,818	$22,909	$7,269	$52,650	$124,153
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capital rate assumptions based on property type.
In addition, ACC reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
	(in thousands)
East North Central	$6,181	$6,424	5%	5%
East South Central	3,943	4,266	3	4
Middle Atlantic	13,522	15,495	11	12
Mountain	13,196	13,556	10	11
New England	7,088	7,191	6	6
Pacific	42,485	39,342	34	31
South Atlantic	18,181	18,835	15	15
West North Central	7,041	7,396	6	6
West South Central	12,516	12,876	10	10
	124,153	125,381	100%	100%
Less: allowance for credit losses	904	2,341
Total	$123,249	$123,040

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
	(in thousands)
Apartments	$31,323	$32,162	25%	25%
Industrial	27,002	24,969	22	20
Mixed use	11,821	12,105	10	10
Office	14,645	14,952	12	12
Retail	38,454	39,719	31	32
Hotel	374	432	—	—
Other	534	1,042	—	1
	124,153	125,381	100%	100%
Less: allowance for credit losses	904	2,341
Total	$123,249	$123,040
Syndicated Loans
The recorded investment in syndicated loans as of June 30, 2020 and December 31, 2019 was $151.6 million and $147.5 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. Total syndicated loans past due were nil as of both June 30, 2020 and December 31, 2019. ACC assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.
The table below presents the amortized cost basis of syndicated loans as of June 30, 2020 by origination year and internal risk rating:

Internal Risk Rating	2020	2019	2018	2017	2016	Prior	Total
	(in thousands)
Risk 5	$—	$—	$295	$—	$—	$—	$295
Risk 4	—	1,712	982	2,186	300	1,891	7,071
Risk 3	1,247	2,450	3,292	7,357	2,182	4,888	21,416
Risk 2	2,655	11,985	16,682	15,519	5,832	13,958	66,631
Risk 1	2,829	7,469	13,855	15,880	5,064	11,121	56,218
Total	$6,731	$23,616	$35,106	$40,942	$13,378	$31,858	$151,631
Certificate Loans
Certificate loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to certificate loans, ACC does not record an allowance for credit losses.
Troubled Debt Restructurings
There were no loans accounted for as a troubled debt restructuring by ACC during both the three months and six months ended June 30, 2020 and 2019. The loan modifications granted during the three months ended June 30, 2020 are related to the COVID-19 pandemic and as such did not meet the definition of troubled debt restructurings. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

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
Level 3 Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$149,994	$461,865	$—	$611,859
Available-for-Sale securities:
Residential mortgage backed securities	—	3,000,793	—	3,000,793
Corporate debt securities	—	488,689	13,042	501,731
Commercial mortgage backed securities	—	1,452,873	—	1,452,873
Asset backed securities	—	713,514	4,250	717,764
State and municipal obligations	—	19,794	—	19,794
U.S. government and agency obligations	1,464,562	—	—	1,464,562
Total Available-for-Sale securities	1,464,562	5,675,663	17,292	7,157,517
Equity securities	—	189	—	189
Equity derivative contracts	47	34,581	—	34,628
Total assets at fair value	$1,614,603	$6,172,298	$17,292	$7,804,193

Liabilities
Stock market certificate embedded derivatives	$—	$8,609	$—	$8,609
Equity derivative contracts	—	27,117	—	27,117
Total liabilities at fair value	$—	$35,726	$—	$35,726

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$365,867	$—	$365,867
Available-for-Sale securities:
Residential mortgage backed securities	—	3,059,718	—	3,059,718
Corporate debt securities	—	510,567	14,270	524,837
Commercial mortgage backed securities	—	1,450,891	—	1,450,891
Asset backed securities	—	624,869	4,834	629,703
State and municipal obligations	—	32,740	—	32,740
U.S. government and agency obligations	1,678,883	—	—	1,678,883
Total Available-for-Sale securities	1,678,883	5,678,785	19,104	7,376,772
Equity securities	—	116	72	188
Equity derivative contracts	6	56,038	—	56,044
Total assets at fair value	$1,678,889	$6,100,806	$19,176	$7,798,871

Liabilities
Stock market certificate embedded derivatives	$—	$13,961	$—	$13,961
Equity derivative contracts	—	43,598	—	43,598
Total liabilities at fair value	$—	$57,559	$—	$57,559
The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance, April 1, 2020	$12,988	$4,834	$17,822
Total gains (losses) included in:
Net income	(10)	12	2	(1)
Other comprehensive income (loss)	64	(596)	(532)
Balance, June 30, 2020	$13,042	$4,250	$17,292

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2020	$(10)	$12	$2	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2020	$64	$(596)	$(532)

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities				Equity Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Total
	(in thousands)
Balance, April 1, 2019	$19,391	$32,055	$51,446		$—
Total gains (losses) included in:
Net income	—	(16)	(16)	(1)	3	(1)
Other comprehensive income (loss)	12	168	180		—
Purchases	72,883	—	72,883		—
Settlements	(1,615)	(13,000)	(14,615)		—
Transfers into Level 3	—	—	—		118
Transfers out of Level 3	(3,226)	—	(3,226)		—
Balance, June 30, 2019	$87,445	$19,207	$106,652		$121

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2019	$—	$(16)	$(16)	(1)	$3	(1)

	Available-for-Sale Securities				Equity Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance, January 1, 2020	$14,270	$4,834	$19,104		$72
Total gains (losses) included in:
Net income	(20)	22	2	(1)	—
Other comprehensive income (loss)	92	(606)	(514)		—
Settlements	(1,300)	—	(1,300)		—
Transfers out of Level 3	—	—	—		(72)
Balance, June 30, 2020	$13,042	$4,250	$17,292		$—

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2020	$(20)	$22	$2	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2020	$92	$(606)	$(514)		$—

	Available-for-Sale Securities					Equity Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Total
	(in thousands)
Balance, January 1, 2019	$62,588	$41,842	$19,787	$124,217		$—
Total gains (losses) included in:
Net income	22	(31)	—	(9)	(1)	3	(1)
Other comprehensive income (loss)	19	396	—	415		—
Purchases	72,883	—	—	72,883		—
Settlements	(4,842)	(23,000)	—	(27,842)		—
Transfers into Level 3	—	—	—	—		118
Transfers out of Level 3	(43,225)	—	(19,787)	(63,012)		—
Balance, June 30, 2019	$87,445	$19,207	$—	$106,652		$121

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2019	$—	$(31)	$—	$(31)	(1)	$3	(1)
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets:

	June 30, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$13,038	Discounted cash flow	Yield/spread to U.S. Treasuries	1.5% - 1.7%	1.6%

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$14,267	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9% - 1.1%	1.0%
The weighted average for the spread to U.S. Treasuries for corporate debt securities (private placements) is weighted based on the security’s market value as a percentage of the aggregate market value of the securities.
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
Derivatives
The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both June 30, 2020 and December 31, 2019. See Note 7 and Note 8 for further information on the credit risk of derivative instruments and related collateral.
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

	June 30, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$149,307	$—	$130,507	$11,777	$142,284
Commercial mortgage loans	123,249	—	—	124,881	124,881
Certificate loans	233	—	233	—	233
Financial Liabilities
Certificate reserves	$7,442,470	$—	$—	$7,443,980	$7,443,980

	December 31, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$146,819	$—	$140,294	$6,287	$146,581
Commercial mortgage loans	123,040	—	—	125,873	125,873
Certificate loans	216	—	216	—	216
Financial Liabilities
Certificate reserves	$7,508,362	$—	$—	$7,497,180	$7,497,180
See Note 5 for additional information on syndicated, commercial mortgage and certificate loans. Certificate reserves represent customer deposits for fixed rate certificates and stock market certificates.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	June 30, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$34,581	$—	$34,581	$(27,117)	$(6,903)	$561
Exchange-traded	47	—	47	—	—	47
Total	$34,628	$—	$34,628	$(27,117)	$(6,903)	$608

	December 31, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$56,038	$—	$56,038	$(43,598)	$(12,185)	$255
Exchange-traded	6	—	6	—	—	6
Total	$56,044	$—	$56,044	$(43,598)	$(12,185)	$261
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	June 30, 2020
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$27,117	$—	$27,117	$(27,117)	$—	$—
Total	$27,117	$—	$27,117	$(27,117)	$—	$—

	December 31, 2019
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$43,598	$—	$43,598	$(43,598)	$—	$—
Total	$43,598	$—	$43,598	$(43,598)	$—	$—
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
ACC uses derivatives as economic hedges of equity risk related to SMC. ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	June 30, 2020			December 31, 2019
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Equity contracts (1)	$656,281	$34,628	$27,117	$742,387	$56,044	$43,598
Embedded derivatives
Stock market certificates (2)	N/A	—	8,609	N/A	—	13,961
Total derivatives	$656,281	$34,628	$35,726	$742,387	$56,044	$57,559
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
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended June 30,			Six Months Ended June 30,
		2020	2019		2020	2019
		(in thousands)
Equity contracts
Stock market certificates	Net provision for certificate reserves	$5,112	$1,994		$(2,313)	$7,441
Stock market certificates embedded derivatives	Net provision for certificate reserves	(4,853)	(297)	(1)	1,993	(5,839)	(1)
Total		$259	$1,697		$(320)	$1,602
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Ameriprise Step-Up Rate Certificates (“SRC”) offer the ability to step up to a higher crediting rate based upon the then-current rate for a new SRC with the same term. The SRC was closed to new sales effective April 1, 2020. ACC does not currently hedge the interest rate risk related to the SRC product. The SRC product contains an embedded derivative, which was not material as of both June 30, 2020 and December 31, 2019.
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
10.  Shareholder’s Equity
The following table provides information related to amounts reclassified from AOCI:

Accumulated Other Comprehensive Income (Loss) Reclassification	Location of (Gain) Loss Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
		(in thousands)
Unrealized net (gains) losses on Available-for-Sale securities	Net realized gain (loss) on investments	$(392)	$(121)	$(633)	$(88)
Tax expense (benefit)	Income tax expense (benefit)	82	25	133	18
Net of tax		$(310)	$(96)	$(500)	$(70)
During the three months and six months ended June 30, 2020, ACC received cash contributions from Ameriprise Financial of nil and $10.0 million, respectively. During the three months and six months ended June 30, 2019, ACC received cash contributions from Ameriprise Financial of nil and $4.5 million, respectively. ACC received these contributions to maintain compliance with capital requirements and these contributions were outside of the Capital Support Agreement between Ameriprise Financial and ACC. See additional discussion on the Capital Support Agreement in ACC’s 2019 10-K.
During the three months and six months ended June 30, 2020, ACC paid dividends to Ameriprise Financial of nil and $32.0 million, respectively. ACC did not pay any dividends to Ameriprise Financial during the three months and six months ended June 30, 2019.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
11.  Income Taxes
ACC’s effective tax rate was 23.4% and 25.7% for the three months ended June 30, 2020 and 2019, respectively. ACC’s effective tax rate was 24.3% and 25.2% for the six months ended June 30, 2020 and 2019, respectively. The effective tax rate for the three months ended June 30, 2020 is higher than the statutory rate primarily as a result of state income taxes, net of federal benefit. The effective tax rate for the three months ended June 30, 2019 is higher than the statutory rate primarily as a result of state income taxes, net of federal benefit and uncertain tax positions. The effective tax rates for the six months ended June 30, 2020 and 2019 are higher than the statutory rate primarily as a result of state income taxes, net of federal benefit. The decrease in the effective tax rate for the three months ended June 30, 2020 compared to the prior year period is primarily due to a reduction in uncertain tax positions.
ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of both June 30, 2020 and December 31, 2019.
As of June 30, 2020 and December 31, 2019, ACC had $4.0 million and $3.8 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $3.2 million and $3.0 million, net of federal tax benefits, of the unrecognized tax benefits as of June 30, 2020 and December 31, 2019, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. ACC estimates that the total amount of gross unrecognized tax benefits may decrease by $70 thousand in the next 12 months primarily due to state exams.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized a net increase of $32 thousand and $68 thousand in interest and penalties for the three months and six months ended June 30, 2020, respectively. ACC recognized a net increase of $56 thousand and $98 thousand in interest and penalties for the three months and six months ended June 30, 2019, respectively. As of June 30, 2020 and December 31, 2019, ACC had a payable of $448 thousand and $380 thousand, respectively, related to accrued interest and penalties.
ACC files income tax returns as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. The federal statute of limitations are closed on years through 2015, except for one issue for 2014 and 2015 which was claimed on amended returns. The Internal Revenue Service (“IRS”) is currently auditing Ameriprise Financial’s U.S. income tax returns for 2016, 2017 and 2018. Ameriprise Financial’s or its subsidiaries’, including ACC’s, state income tax returns are currently under examination by various jurisdictions for years ranging from 2010 through 2018.

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
Recent Developments Regarding the COVID-19 Pandemic
The coronavirus disease 2019 (“COVID-19”) pandemic presents ongoing significant economic and societal disruption and market volatility, which has had and will continue to have ongoing impacts to ACC’s business and operating environment driven by significant volatility in the interest rate and equity markets and the potential associated implications to client behavior. There are no reliable estimates of how long the pandemic will last, how many people are likely to be affected by it, or its impact on the overall economy.
ACC and its affiliates continue to implement comprehensive strategies to navigate the operating environment spurred by the pandemic. During the first quarter, ACC and its affiliates implemented a work-from-home protocol for virtually all of the employee population, restricted business travel, and provided resources for complying with the guidance from the World Health Organization, the U.S. Centers for Disease Control and governments. ACC and its affiliates have begun a thoughtful phased reopening of its offices in various locations while complying with applicable health agencies’ guidelines and governmental orders. ACC and its affiliates continue to operate successfully and satisfy elevated customer service volumes in this unique time – client service and the health and safety of ACC’s and its affiliates’ clients and employees remain priorities while the employee population has various work arrangements. The pandemic strategy ACC and its affiliates have employed is flexible and scalable, recognizing this pandemic is widespread and may occur in multiple waves, affecting different communities at different times with varying levels of severity.
There was significant economic volatility during the first half of 2020 and ACC’s results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic. There is still uncertainty surrounding the magnitude, duration, speed and reach of the ongoing global pandemic, as well as the impact of actions that have been or could be taken by governmental authorities, clients or other third parties. While ACC and its affiliates have successfully adapted to a virtual work environment and deployed numerous adaptive business strategies in recent months, the pandemic and its accompanying impact on the global financial markets and on ACC’s operations and financial results will cause results not to be comparable to the same period in previous years. The results presented in this report are not necessarily indicative of future operating results. For further information regarding the impact of the COVID-19 pandemic, and any potentially material effects, see Item 1A, “Risk Factors” in this report.
Significant Accounting Policies
ACC’s significant accounting policies are discussed in detail in Note 2 to the Consolidated Financial Statements and in “Management’s Narrative Analysis – Recent Accounting Pronouncements and Significant Accounting Policies” in ACC’s 2019 10-K.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements and their expected impact on ACC’s future results of operations or financial condition, see Note 3 to the Consolidated Financial Statements.
Results of Operations for the Six Months Ended June 30, 2020 and 2019
ACC’s net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income trends occur largely due to changes in returns on ACC’s investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles (“GAAP”).

AMERIPRISE CERTIFICATE COMPANY
Net income decreased $8.4 million, or 35%, to $15.4 million for the six months ended June 30, 2020 compared to $23.8 million for the prior year period primarily due to lower investment income, partially offset by lower net provision for certificate reserves, tax expense and investment expenses.
Investment income decreased $40.8 million, or 33%, to $83.2 million for the six months ended June 30, 2020 compared to $124.0 million for the prior year period reflecting a decrease in the average invested asset yield and lower average investment balances.
Investment expenses decreased $2.8 million, or 11%, to $21.7 million for the six months ended June 30, 2020 compared to $24.5 million for the prior year period primarily due to volume-driven decreases in distribution and investment advisory fees.
Net provision for certificate reserves decreased $26.9 million, or 40%, to $40.9 million for the six months ended June 30, 2020 compared to $67.8 million for the prior year period primarily due to lower average client crediting rates as well as lower average certificate balances.
ACC’s effective tax rate was 24.3% for the six months ended June 30, 2020 compared to 25.2% for the prior year period.
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
ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2020.
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
ITEM 1A.  RISK FACTORS
ACC is including the following risk factor which should be read in conjunction with the risk factors provided in Part I, Item 1A of ACC’s 2019 10-K.
The COVID-19 pandemic creates significant risks and uncertainties for ACC’s business.
The ongoing coronavirus disease 2019 (“COVID-19”) pandemic creates significant and pervasive societal, economic and market disruption globally. In particular, global financial markets have seen increased volatility and significant changes to the value of investments. The extent to which the COVID-19 pandemic impacts ACC’s business, results of operations, and financial condition will depend on current and future developments. These developments are highly uncertain, including the scope, duration and severity of the pandemic, the effectiveness of ACC and its affiliates’ remote working and phased office reopening plans, the measures that may be taken by various governmental authorities in response to the outbreak (such as legislative action, stimulus, quarantines and travel restrictions, effectiveness of health care, and new or interim regulation), the actions of other third parties in response to the pandemic, and the possible further impacts on the global economy. Given the uncertainty of future developments, ACC seeks to manage its risks effectively, but ACC’s ability to do so is subject to the inherent limitations of obtaining timely, reliable analysis and information in a situation that continues to develop. No assurance can be given that the steps ACC and its affiliates have taken will continue to be effective or appropriate.
Starting at the end of the first quarter of 2020, the COVID-19 pandemic impacted (and will likely continue to impact) ACC. Consumer demand, client investing decisions in light of ongoing economic uncertainty, investment income, owned asset values, and other financial assumptions and reserve calculations have been (and may further be) negatively impacted from a decline and volatility of asset prices, reduction in interest rates, widening of credit spreads, credit deterioration, decreased liquidity in trading markets and other economic and market effects of the global pandemic. ACC and its affiliates are actively monitoring the potential direct and indirect impacts that the COVID-19 pandemic may have on its business. Should these conditions be prolonged or worsen for an extended time period, ACC could experience volatility and uncertainty in volumes, uncertainty in availability and price levels of financial assets and hedges, reduced client activity and fees, increased constraints and costs of capital, and demand for ACC’s products and services and other negative impacts on ACC’s financial position.
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

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date:	August 10, 2020	By:	/s/ Abu M. Arif
Abu M. Arif
Chief Executive Officer

Date:	August 10, 2020	By:	/s/ Jason S. Bartylla
Jason S. Bartylla
Chief Financial Officer