Form 10-Q
period 2020-09-30
AMERIPRISE CERTIFICATE CO
filed 2020-11-09
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	811-00002

AMERIPRISE CERTIFICATE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	41-6009975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒
		Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at November 9, 2020
Common Stock (par value $10 per share)	150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY
FORM 10-Q

AMERIPRISE CERTIFICATE COMPANY
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Investment income	$28,287	$58,613	$111,524	$182,603
Investment expenses	10,661	11,952	32,387	36,420
Net investment income before provision for certificate reserves and income taxes	17,626	46,661	79,137	146,183
Net provision for certificate reserves	9,551	32,649	50,420	100,425
Net investment income before income taxes	8,075	14,012	28,717	45,758
Income tax expense	2,093	3,472	7,090	11,475
Net investment income, after-tax	5,982	10,540	21,627	34,283

Net realized gain (loss) on investments before income taxes	559	(81)	199	(44)
Income tax expense (benefit)	118	(17)	42	(9)
Net realized gain (loss) on investments, after-tax	441	(64)	157	(35)
Net income	$6,423	$10,476	$21,784	$34,248
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net income	$6,423	$10,476	$21,784	$34,248
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period	16,705	2,043	19,599	54,234
Reclassification of net (gains) losses on securities included in net income	(627)	(34)	(1,127)	(104)
Total other comprehensive income (loss), net of tax	16,078	2,009	18,472	54,130
Total comprehensive income (loss)	$22,501	$12,485	$40,256	$88,378
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2020	December 31, 2019
	(in thousands, except share data)
Assets
Qualified Assets
Cash and cash equivalents	$473,633	$384,194
Investments in unaffiliated issuers (net of allowance for credit losses: 2020, $3,262; 2019, $3,022 (1) )	7,170,543	7,647,035
Receivables	18,603	24,014
Derivative assets	47,726	56,044
Total qualified assets	7,710,505	8,111,287
Deferred taxes, net	—	988
Taxes receivable from parent	—	602
Due from related party	49	30
Total assets	$7,710,554	$8,112,907

Liabilities and Shareholder’s Equity
Liabilities
Certificate reserves	$7,164,695	$7,522,323
Deferred taxes, net	7,452	—
Taxes payable to parent	971	135
Derivative liabilities	40,734	43,598
Payables to brokers, dealers and clearing organizations	6,458	52,575
Due to related party and other liabilities	44,137	52,010
Total liabilities	7,264,447	7,670,641

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	341,700	331,700
Total retained earnings	72,172	96,803
Accumulated other comprehensive income (loss), net of tax	30,735	12,263
Total shareholder’s equity	446,107	442,266
Total liabilities and shareholder’s equity	$7,710,554	$8,112,907

(1) Prior to January 1, 2020, the allowance for credit losses is not applicable to Available-for-Sale securities. See Notes 2, 3, 4 and 5 for more information.
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
				Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Unappropriated
	(in thousands, except share data)
Balance, July 1, 2019	150,000	$1,500	$289,517	$620	$15	$179,206	$18,290	$489,148
Correction of the misclassification(1)	—	—	42,183	—	—	(42,183)	—	$—
Comprehensive income (loss):
Net income	—	—	—	—	—	10,476	—	10,476
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	2,009	2,009
Total comprehensive income (loss)								12,485
Transfer to unappropriated from appropriated	—	—	—	(158)	—	158	—	—
Dividend to parent	—	—	—	—	—	(35,000)	—	(35,000)
Balance, September 30, 2019	150,000	$1,500	$331,700	$462	$15	$112,657	$20,299	$466,633

Balance, July 1, 2020	150,000	$1,500	$341,700	$113	$15	$80,621	$14,657	$438,606
Comprehensive income (loss):
Net income	—	—	—	—	—	6,423	—	6,423
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	16,078	16,078
Total comprehensive income (loss)								22,501
Transfer to unappropriated from appropriated	—	—	—	(58)	—	58	—	—
Dividend to parent	—	—	—	—	—	(15,000)	—	(15,000)
Balance, September 30, 2020	150,000	$1,500	$341,700	$55	$15	$72,102	$30,735	$446,107
(1) See Note 1 for more information.
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED) (continued)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
				Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Unappropriated
	(in thousands, except share data)
Balance, January 1, 2019	150,000	$1,500	$285,017	$910	$15	$155,251	$(33,831)	$408,862
Correction of the misclassification(1)	—	—	42,183	—	—	(29,482)	—	12,701
Cumulative effect of adoption of premium amortization on purchased callable debt securities guidance	—	—	—	—	—	(107)	—	(107)
Comprehensive income (loss):
Net income	—	—	—	—	—	34,248	—	34,248
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	54,130	54,130
Total comprehensive income (loss)								88,378
Transfer to unappropriated from appropriated	—	—	—	(448)	—	448	—	—
Dividend to parent	—	—	—	—	—	(47,701)	—	(47,701)
Receipt of capital from parent	—	—	4,500	—	—	—	—	4,500
Balance, September 30, 2019	150,000	$1,500	$331,700	$462	$15	$112,657	$20,299	$466,633

Balance, January 1, 2020	150,000	$1,500	$331,700	$321	$15	$96,467	$12,263	$442,266
Cumulative effect of adoption of current expected credit losses guidance	—	—	—	—	—	585	—	585
Comprehensive income (loss):
Net income	—	—	—	—	—	21,784	—	21,784
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	18,472	18,472
Total comprehensive income (loss)								40,256
Transfer to unappropriated from appropriated	—	—	—	(266)	—	266	—	—
Dividend to parent	—	—	—	—	—	(47,000)	—	(47,000)
Receipt of capital from parent	—	—	10,000	—	—	—	—	10,000
Balance, September 30, 2020	150,000	$1,500	$341,700	$55	$15	$72,102	$30,735	$446,107
(1) See Note 1 for more information.
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash Flows from Operating Activities
Net income	$21,784	$34,248
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, accretion of discounts, net	(9,163)	(26,552)
Deferred income tax expense (benefit)	2,394	(2,062)
Net realized (gain) loss on Available-for-Sale securities	(1,427)	(132)
Other net realized (gain) loss	217	176
Provision for credit losses	1,011	—
Changes in operating assets and liabilities:
Dividends and interest receivable	22,175	33,574
Certificate reserves, net	(5,551)	7,691
Taxes payable to/receivable from parent, net	1,438	477
Derivatives, net of collateral	(236)	227
Other liabilities	(1,795)	13,697
Other receivables	(262)	(164)
Payables to brokers, dealers and clearing organizations	—	(21,451)
Other, net	58	76
Net cash provided by (used in) operating activities	30,643	39,805

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	—	9,689
Maturities, redemptions and calls	3,527,635	3,979,829
Purchases	(3,077,945)	(3,697,338)
Syndicated loans and commercial mortgage loans:
Sales, maturities and repayments	30,835	40,313
Purchases and fundings	(32,635)	(48,798)
Certificate loans, net	(17)	32
Net cash provided by (used in) investing activities	447,873	283,727

Cash Flows from Financing Activities
Payments from certificate holders and other additions	3,427,505	4,028,659
Certificate maturities and cash surrenders	(3,779,582)	(4,184,448)
Capital contribution from parent	10,000	4,500
Dividend to parent	(47,000)	(47,701)
Net cash provided by (used in) financing activities	(389,077)	(198,990)

Net increase (decrease) in cash and cash equivalents	89,439	124,542
Cash and cash equivalents at beginning of period	384,194	405,279
Cash and cash equivalents at end of period	$473,633	$529,821

Supplemental disclosures including non-cash transactions:
Cash paid (received) for income taxes	$3,322	$12,630
Cash paid for interest	56,198	101,691
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.  Basis of Presentation
Ameriprise Certificate Company (“ACC”) is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial” or the “Parent”). ACC is registered as an investment company under the Investment Company Act of 1940. The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). ACC uses the consolidation method of accounting for its wholly owned subsidiary, Investors Syndicate Development Corp. The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods have been made. Except for the correction of a misclassification described below, all adjustments made were of a normal recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Annual Report on Form 10-K of ACC for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2020 (“2019 10-K”).
In the third quarter of 2019, ACC recorded a $42.2 million increase to additional paid-in capital and a $42.2 million decrease to retained earnings for a correction of a misclassification related to the termination of ACC’s agreement with Ameriprise Financial to settle with cash the change in its deferred federal income taxes on a quarterly basis. The impact to prior period financial statements was not material.
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
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
Income Taxes – Simplifying the Accounting for Income Taxes
In December 2019, the FASB updated the accounting standards to simplify the accounting for income taxes. The update eliminates certain exceptions to accounting principles related to intraperiod tax allocation (prospective basis), deferred tax liabilities related to outside basis differences (modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption) and year-to-date losses in interim periods (prospective basis). The update also amends existing guidance related to situations when an entity receives a step-up in the tax basis of goodwill (prospective basis), allocation of income tax expense when members of a consolidated tax filing group issue separate financial statements (retrospective basis for all periods presented), interim recognition of enactment of tax laws or rate changes (prospective basis) and franchise taxes and other taxes partially based on income (retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption). The standard is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The method of adoption is noted parenthetically after each amendment above. The adoption of the standard is not expected to have an impact on ACC’s consolidated results of operations and financial condition.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
4.  Investments

Investments in unaffiliated issuers were as follows:	September 30, 2020	December 31, 2019
	(in thousands)
Available-for-Sale securities:
Fixed maturities, at fair value (net of allowance for credit losses: 2020, nil; amortized cost: 2020, $6,856,576; 2019, $7,362,814)	$6,894,865	$7,376,772
Commercial mortgage loans and syndicated loans, at cost (net of allowance for credit losses: 2020, $3,262; 2019, $3,022; fair value: 2020, $276,188; 2019, $272,454)	275,257	269,859
Equity securities, at fair value (cost: 2020, $299; 2019, $299)	187	188
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	234	216
Total	$7,170,543	$7,647,035
Available-for-Sale securities distributed by type were as follows:

Description of Securities	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Residential mortgage backed securities	$2,781,997	$41,446	$(2,607)	$—	$2,820,836
Corporate debt securities	394,681	8,532	—	—	403,213
Commercial mortgage backed securities	1,525,935	7,431	(18,130)	—	1,515,236
Asset backed securities	654,472	4,542	(3,576)	—	655,438
State and municipal obligations	19,925	361	—	—	20,286
U.S. government and agency obligations	1,479,566	290	—	—	1,479,856
Total	$6,856,576	$62,602	$(24,313)	$—	$6,894,865

Description of Securities	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Residential mortgage backed securities	$3,052,502	$16,238	$(9,022)	$3,059,718
Corporate debt securities	519,365	5,580	(108)	524,837
Commercial mortgage backed securities	1,452,823	1,017	(2,949)	1,450,891
Asset backed securities	627,380	3,485	(1,162)	629,703
State and municipal obligations	32,622	223	(105)	32,740
U.S. government and agency obligations	1,678,122	762	(1)	1,678,883
Total	$7,362,814	$27,305	$(13,347)	$7,376,772
As of September 30, 2020 and December 31, 2019, accrued interest of $9.8 million and $12.9 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in receivables on the Consolidated Balance Sheets.
As of September 30, 2020 and December 31, 2019, investment securities with a fair value of $298 thousand and $133 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.
As of September 30, 2020 and December 31, 2019, fixed maturity securities comprised approximately 90% and 92%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. As of September 30, 2020 and December 31, 2019, approximately nil and $8.3 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC, using criteria similar to those used by NRSROs.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
A summary of fixed maturity securities by rating was as follows:

Ratings	September 30, 2020			December 31, 2019
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$6,106,690	$6,129,340	89%	$6,551,393	$6,554,916	89%
AA	248,726	251,889	4	127,621	128,753	2
A	193,658	199,436	3	289,553	293,204	4
BBB	289,009	295,789	4	381,044	386,791	5
Below investment grade	18,493	18,411	—	13,203	13,108	—
Total fixed maturities	$6,856,576	$6,894,865	100%	$7,362,814	$7,376,772	100%
As of September 30, 2020 and December 31, 2019, approximately 34% and 32%, respectively, of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2020
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	52	$246,724	$(897)	57	$356,767	$(1,710)	109	$603,491	$(2,607)
Commercial mortgage backed securities	27	534,012	(11,210)	9	149,620	(6,920)	36	683,632	(18,130)
Asset backed securities	18	140,881	(1,311)	9	148,123	(2,265)	27	289,004	(3,576)
Total	97	$921,617	$(13,418)	75	$654,510	$(10,895)	172	$1,576,127	$(24,313)

	December 31, 2019
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	64	$987,968	$(3,731)	90	$776,834	$(5,291)	154	$1,764,802	$(9,022)
Corporate debt securities	1	1,201	—	8	52,348	(108)	9	53,549	(108)
Commercial mortgage backed securities	33	891,414	(1,662)	24	232,184	(1,287)	57	1,123,598	(2,949)
Asset backed securities	8	59,048	(95)	14	183,116	(1,067)	22	242,164	(1,162)
State and municipal obligations	—	—	—	1	2,705	(105)	1	2,705	(105)
U.S. government and agency obligations	2	99,606	(1)	—	—	—	2	99,606	(1)
Total	108	$2,039,237	(5,489)	137	$1,247,187	$(7,858)	245	$3,286,424	$(13,347)
As part of ACC’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities during the nine months ended September 30, 2020 is attributable to wider credit spreads, partially offset by lower interest rates. Consistent with the accounting policy described in Note 2, ACC did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. ACC does not intend to sell these securities and does not believe that it is more likely than not that ACC will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of September 30, 2020, 95% of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
There were no amounts recognized in the allowance for credit losses on Available-for-Sale securities during the three months and nine months ended September 30, 2020. Prior to January 1, 2020, credit losses on Available-for-Sale securities were not recorded in an allowance but were recorded as a reduction of the book value of the security if the security was other-than-temporarily impaired.
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
The following table presents a rollforward of the net unrealized gains (losses) on Available-for-Sale securities included in AOCI:

	Net Unrealized Gains (Losses) on Securities	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Gains (Losses) on Securities
	(in thousands)
Balance at January 1, 2019	$(46,958)	$13,127	$(33,831)
Net unrealized gains (losses) on securities arising during the period (1)	71,612	(17,378)	54,234
Reclassification of net (gains) losses on securities included in net income	(132)	28	(104)
Balance at September 30, 2019	$24,522	$(4,223)	$20,299	(2)

Balance at January 1, 2020	$13,958	$(1,695)	$12,263
Net unrealized gains (losses) on securities arising during the period (1)	25,758	(6,159)	19,599
Reclassification of net (gains) losses on securities included in net income	(1,427)	300	(1,127)
Balance at September 30, 2020	$38,289	$(7,554)	$30,735
(1) Net unrealized gains (losses) on securities arising during the period include impairments on Available-for-Sale securities related to factors other than credit that were recognized in OCI during the period.
(2) Includes $2 thousand of noncredit related impairments on securities and net unrealized gains (losses) on previously impaired securities as of September 30, 2019.
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized gain (loss) on investments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Gross realized gains	$794	$44	$1,427	$203
Gross realized losses	—	—	—	(71)
Total	$794	$44	$1,427	$132
Available-for-Sale securities by contractual maturity as of September 30, 2020 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$1,706,457	$1,709,269
Due after one year through five years	186,506	192,807
Due after five years through 10 years	1,209	1,279
Due after 10 years	—	—
	1,894,172	1,903,355
Residential mortgage backed securities	2,781,997	2,820,836
Commercial mortgage backed securities	1,525,935	1,515,236
Asset backed securities	654,472	655,438
Total	$6,856,576	$6,894,865
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
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses for the nine months ended September 30:

Commercial Loans
(in thousands)
Balance, December 31, 2019 (1)	$3,022
Cumulative effect of adoption of current expected credit losses guidance	(771)
Balance, January 1, 2020	2,251
Provisions	1,011
Balance, September 30, 2020	$3,262
(1) Prior to January 1, 2020, the allowance for credit losses was based on an incurred loss model that did not require estimating expected credit losses over the expected life of the asset.

Commercial Loans
(in thousands)
Balance, January 1, 2019	$3,120
Charge-offs	(98)
Balance, September 30, 2019	$3,022
As of September 30, 2020 and December 31, 2019, accrued interest on commercial loans was $1.0 million and $1.2 million, respectively, and is recorded in receivables on the Consolidated Balance Sheets and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended September 30, 2020 and 2019, ACC purchased $11.9 million and $13.5 million, respectively, of syndicated loans. ACC sold $2.5 million of syndicated loans during both the three months ended September 30, 2020 and 2019. During the nine months ended September 30, 2020 and 2019, ACC purchased $31.0 million and $32.6 million, respectively, of syndicated loans and sold $3.2 million and $8.5 million, respectively, of syndicated loans.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $4.2 million and $2.3 million as of September 30, 2020 and December 31, 2019, respectively. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review. Total commercial mortgage loans past due were nil as of both September 30, 2020 and December 31, 2019.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were nil as of both September 30, 2020 and December 31, 2019. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. Total commercial mortgage loan modifications in 2020 due to the COVID-19 pandemic consisted of five loans with a total unpaid balance of $8.9 million. Modifications primarily consisted of short-term forbearance and interest only payments. As of September 30, 2020, there were two loans remaining with a total unpaid balance of $4.7 million. All other loans returned to their normal payments schedules.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The table below presents the amortized cost basis of commercial mortgage loans as of September 30, 2020 by year of origination and loan-to-value ratio:

Loan-to-Value Ratio	2020	2019	2018	2017	2016	Prior	Total
	(in thousands)
> 100%	$—	$—	$—	$—	$—	$—	$—
80% - 100%	—	—	3,360	—	—	—	3,360
60% - 80%	4,258	14,171	—	3,072	—	3,686	25,187
40% - 60%	—	6,307	—	7,830	1,391	8,129	23,657
< 40%	—	1,568	11,225	11,691	5,716	39,889	70,089
Total	$4,258	$22,046	$14,585	$22,593	$7,107	$51,704	$122,293
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type.
In addition, ACC reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
	(in thousands)
East North Central	$6,058	$6,424	5%	5%
East South Central	3,780	4,266	3	4
Middle Atlantic	13,368	15,495	11	12
Mountain	13,047	13,556	11	11
New England	7,036	7,191	6	6
Pacific	41,932	39,342	34	31
South Atlantic	17,868	18,835	14	15
West North Central	6,855	7,396	6	6
West South Central	12,349	12,876	10	10
	122,293	125,381	100%	100%
Less: allowance for credit losses	931	2,341
Total	$121,362	$123,040
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
	(in thousands)
Apartments	$30,893	$32,162	25%	25%
Industrial	26,489	24,969	22	20
Mixed use	11,677	12,105	10	10
Office	14,490	14,952	12	12
Retail	37,958	39,719	31	32
Hotel	345	432	—	—
Other	441	1,042	—	1
	122,293	125,381	100%	100%
Less: allowance for credit losses	931	2,341
Total	$121,362	$123,040

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Syndicated Loans
The recorded investment in syndicated loans as of September 30, 2020 and December 31, 2019 was $156.2 million and $147.5 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. Total syndicated loans past due were $1.2 million and nil as of as of September 30, 2020 and December 31, 2019, respectively. ACC assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.
The table below presents the amortized cost basis of syndicated loans as of September 30, 2020 by origination year and internal risk rating:

Internal Risk Rating	2020	2019	2018	2017	2016	Prior	Total
	(in thousands)
Risk 5	$—	$—	$295	$—	$—	$—	$295
Risk 4	—	949	979	2,181	299	2,326	6,734
Risk 3	—	901	2,631	6,829	3,158	6,495	20,014
Risk 2	4,645	13,770	16,967	18,255	5,302	11,673	70,612
Risk 1	4,342	8,979	14,592	15,094	5,678	9,886	58,571
Total	$8,987	$24,599	$35,464	$42,359	$14,437	$30,380	$156,226
Certificate Loans
Certificate loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to certificate loans, ACC does not record an allowance for credit losses.
Troubled Debt Restructurings
There were no loans accounted for as a troubled debt restructuring by ACC during both the three months and nine months ended September 30, 2020 and 2019. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$455,885	$—	$455,885
Available-for-Sale securities:
Residential mortgage backed securities	—	2,820,836	—	2,820,836
Corporate debt securities	—	397,167	6,046	403,213
Commercial mortgage backed securities	—	1,515,236	—	1,515,236
Asset backed securities	—	650,788	4,650	655,438
State and municipal obligations	—	20,286	—	20,286
U.S. government and agency obligations	1,479,856	—	—	1,479,856
Total Available-for-Sale securities	1,479,856	5,404,313	10,696	6,894,865
Equity securities	—	69	118	187
Equity derivative contracts	16	47,710	—	47,726
Total assets at fair value	$1,479,872	$5,907,977	$10,814	$7,398,663

Liabilities
Stock market certificate embedded derivatives	$—	$8,210	$—	$8,210
Equity derivative contracts	—	40,734	—	40,734
Total liabilities at fair value	$—	$48,944	$—	$48,944

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$365,867	$—	$365,867
Available-for-Sale securities:
Residential mortgage backed securities	—	3,059,718	—	3,059,718
Corporate debt securities	—	510,567	14,270	524,837
Commercial mortgage backed securities	—	1,450,891	—	1,450,891
Asset backed securities	—	624,869	4,834	629,703
State and municipal obligations	—	32,740	—	32,740
U.S. government and agency obligations	1,678,883	—	—	1,678,883
Total Available-for-Sale securities	1,678,883	5,678,785	19,104	7,376,772
Equity securities	—	116	72	188
Equity derivative contracts	6	56,038	—	56,044
Total assets at fair value	$1,678,889	$6,100,806	$19,176	$7,798,871

Liabilities
Stock market certificate embedded derivatives	$—	$13,961	$—	$13,961
Equity derivative contracts	—	43,598	—	43,598
Total liabilities at fair value	$—	$57,559	$—	$57,559

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	Available-for-Sale Securities				Equity Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance, July 1, 2020	$13,042	$4,250	$17,292		$—
Total gains (losses) included in:
Net income	(9)	6	(3)	(1)	5	(2)
Other comprehensive income (loss)	13	394	407		—
Settlements	(7,000)	—	(7,000)		—
Transfers into Level 3	—	—	—		113
Balance, September 30, 2020	$6,046	$4,650	$10,696		$118

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2020	$—	$6	$6	(1)	$5	(2)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2020	$26	$394	$420		$—

	Available-for-Sale Securities					Equity Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance, July 1, 2019	$87,445	$19,207	$—	$106,652		$121
Total gains (losses) included in:
Net income	(1)	(14)	4	(11)	(1)	(89)	(2)
Other comprehensive income (loss)	97	42	(32)	107		—
Settlements	(2,039)	(5,000)	—	(7,039)		—
Transfers into Level 3	—	—	4,828	4,828		347
Transfers out of Level 3	(57,445)	—	—	(57,445)		—
Balance, September 30, 2019	$28,057	$14,235	$4,800	$47,092		$379

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2019	$(2)	$(11)	$4	$(9)	(1)	$(89)	(2)

	Available-for-Sale Securities				Equity Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance, January 1, 2020	$14,270	$4,834	$19,104		$72
Total gains (losses) included in:
Net income	(29)	28	(1)	(1)	5	(2)
Other comprehensive income (loss)	105	(212)	(107)		—
Purchases	—	—	—		—
Settlements	(8,300)	—	(8,300)		—
Transfers into Level 3	—	—	—		113
Transfers out of Level 3	—	—	—		(72)
Balance, September 30, 2020	$6,046	$4,650	$10,696		$118

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2020	$—	$28	$28	(1)	$5	(2)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2020	$105	$(212)	$(107)		$—

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities						Equity Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in thousands)
Balance, January 1, 2019	$62,588	$41,842	$19,787	$—	$124,217		$—
Total gains (losses) included in:
Net income	21	(45)	—	4	(20)	(1)	(86)	(2)
Other comprehensive income (loss)	116	438	—	(32)	522		—
Purchases	72,883	—	—	—	72,883		—
Settlements	(6,881)	(28,000)	—	—	(34,881)		—
Transfers into Level 3	—	—	—	4,828	4,828		465
Transfers out of Level 3	(100,670)	—	(19,787)	—	(120,457)		—
Balance, September 30, 2019	$28,057	$14,235	$—	$4,800	$47,092		$379

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2019	$(2)	$(34)	$—	$4	$(32)	(1)	$(86)	(2)
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets:

	September 30, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$6,043	Discounted cash flow	Yield/spread to U.S. Treasuries	1.4%	–	1.4%	1.4%

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$14,267	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9%	–	1.1%	1.0%
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
Derivatives
The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both September 30, 2020 and December 31, 2019. See Note 7 and Note 8 for further information on the credit risk of derivative instruments and related collateral.
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

	September 30, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$153,895	$—	$133,487	$16,814	$150,301
Commercial mortgage loans	121,362	—	—	125,887	125,887
Certificate loans	234	—	234	—	234
Financial Liabilities
Certificate reserves	$7,156,485	$—	$—	$7,155,342	$7,155,342

	December 31, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$146,819	$—	$140,294	$6,287	$146,581
Commercial mortgage loans	123,040	—	—	125,873	125,873
Certificate loans	216	—	216	—	216
Financial Liabilities
Certificate reserves	$7,508,362	$—	$—	$7,497,180	$7,497,180
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	September 30, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$47,710	$—	$47,710	$(40,734)	$(6,773)	$203
Exchange-traded	16	—	16	—	—	16
Total	$47,726	$—	$47,726	$(40,734)	$(6,773)	$219

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$56,038	$—	$56,038	$(43,598)	$(12,185)	$255
Exchange-traded	6	—	6	—	—	6
Total	$56,044	$—	$56,044	$(43,598)	$(12,185)	$261
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	September 30, 2020
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$40,734	$—	$40,734	$(40,734)	$—	$—
Total	$40,734	$—	$40,734	$(40,734)	$—	$—

	December 31, 2019
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$43,598	$—	$43,598	$(43,598)	$—	$—
Total	$43,598	$—	$43,598	$(43,598)	$—	$—
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
ACC uses derivatives as economic hedges of equity risk related to Stock Market Certificates (“SMC”). ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	September 30, 2020			December 31, 2019
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Equity contracts (1)	$628,356	$47,726	$40,734	$742,387	$56,044	$43,598
Embedded derivatives
Stock market certificates (2)	N/A	—	8,210	N/A	—	13,961
Total derivatives	$628,356	$47,726	$48,944	$742,387	$56,044	$57,559
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
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
		(in thousands)
Equity contracts
Stock market certificates	Net provision for certificate reserves	$1,857	$828	$(456)	$8,269
Stock market certificates embedded derivatives	Net provision for certificate reserves	(1,533)	(779)	460	(6,618)	(1)
Total		$324	$49	$4	$1,651
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
Ameriprise Step-Up Rate Certificates (“SRC”) offer the ability to step up to a higher crediting rate based upon the then-current rate for a new SRC with the same term. The SRC was closed to new sales effective April 1, 2020. ACC does not currently hedge the interest rate risk related to the SRC product. The SRC product contains an embedded derivative, which was not material as of both September 30, 2020 and December 31, 2019.

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
10.  Shareholder’s Equity
The following table provides information related to amounts reclassified from AOCI:

Accumulated Other Comprehensive Income (Loss) Reclassification	Location of (Gain) Loss Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
		(in thousands)
Unrealized net (gains) losses on Available-for-Sale securities	Net realized gain (loss) on investments	$(794)	$(44)	$(1,427)	$(132)
Tax expense (benefit)	Income tax expense (benefit)	167	10	300	28
Net of tax		$(627)	$(34)	$(1,127)	$(104)
During the three months and nine months ended September 30, 2020, ACC received cash contributions from Ameriprise Financial of nil and $10.0 million, respectively. During the three months and nine months ended September 30, 2019, ACC received cash contributions from Ameriprise Financial of nil and $4.5 million, respectively. ACC received these contributions to maintain compliance with capital requirements and these contributions were outside of the Capital Support Agreement between Ameriprise Financial and ACC. See additional discussion on the Capital Support Agreement in ACC’s 2019 10-K.
During the three months and nine months ended September 30, 2020, ACC paid dividends to Ameriprise Financial of $15.0 million and $47.0 million, respectively. During the three months and nine months ended September 30, 2019, ACC paid dividends to Ameriprise Financial of $35.0 million and $47.7 million, respectively.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
11.  Income Taxes
ACC’s effective tax rate was 25.6% and 24.8% for the three months ended September 30, 2020 and 2019, respectively. ACC’s effective tax rate was 24.7% and 25.1% for the nine months ended September 30, 2020 and 2019, respectively. The effective tax rate for the three months ended September 30, 2020 and 2019 is higher than the statutory rate primarily as a result of state income taxes, net of federal benefit, and uncertain tax positions. The effective tax rate for the nine months ended September 30, 2020 is higher than the statutory rate primarily as a result of state income taxes, net of federal benefit, and uncertain tax positions. The effective tax rate for the nine months ended September 30, 2019 is higher than the statutory rate primarily as a result of state income taxes, net of federal benefit.
ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of both September 30, 2020 and December 31, 2019.
As of September 30, 2020 and December 31, 2019, ACC had $4.2 million and $3.8 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $3.3 million and $3.0 million, net of federal tax benefits, of the unrecognized tax benefits as of September 30, 2020 and December 31, 2019, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. ACC estimates that the total amount of gross unrecognized tax benefits may decrease by $651 thousand in the next 12 months primarily due to state exams.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized a net increase of $49 thousand and $117 thousand in interest and penalties for the three months and nine months ended September 30, 2020, respectively. ACC recognized a net increase of $55 thousand and $153 thousand in interest and penalties for the three months and nine months ended September 30, 2019, respectively. As of September 30, 2020 and December 31, 2019, ACC had a payable of $497 thousand and $380 thousand, respectively, related to accrued interest and penalties.
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
Recent Developments Regarding the COVID-19 Pandemic
The coronavirus disease 2019 (“COVID-19”) pandemic presents ongoing significant economic and societal disruption and market volatility, which has had and will continue to have ongoing impacts to ACC’s business and operating environment driven by a low interest rate environment and significant volatility in the equity markets and the potential associated implications to client behavior. There are no reliable estimates of how long the pandemic will last, how many people are likely to be affected by it, or its impact on the overall economy.
ACC and its affiliates continue to implement comprehensive strategies to navigate the operating environment spurred by the pandemic. During the first quarter, ACC and its affiliates implemented a work-from-home protocol for virtually all of the employee population, restricted business travel, and provided resources for complying with the guidance from the World Health Organization, the U.S. Centers for Disease Control and governments. ACC and its affiliates have begun a thoughtful phased reopening of its office while complying with applicable health agencies’ guidelines and governmental orders. ACC and its affiliates continue to operate successfully and satisfy elevated customer service volumes in this unique time – client service and the health and safety of ACC’s and its affiliates’ clients and employees remain priorities while the employee population has various work arrangements. The pandemic strategy ACC and its affiliates have employed is flexible and scalable, recognizing this pandemic is widespread and may occur in multiple waves, affecting different communities at different times with varying levels of severity.
There was significant economic volatility during 2020 and ACC’s results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic. There is still uncertainty surrounding the magnitude, duration, speed and reach of the ongoing global pandemic, as well as the impact of actions that have been or could be taken by governmental authorities, clients or other third parties. While ACC and its affiliates have successfully adapted to a virtual work environment and deployed numerous adaptive business strategies so far this year, ACC believes the pandemic and its accompanying impact on the global financial markets and on ACC’s operations and financial results may cause results not to be comparable to the same period in previous years. The results presented in this report are not necessarily indicative of future operating results. For further information regarding the impact of the COVID-19 pandemic, and any potentially material effects, see Item 1A, “Risk Factors” in this report.
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
Results of Operations for the Nine Months Ended September 30, 2020 and 2019
ACC’s net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income trends occur largely due to changes in returns on ACC’s investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles (“GAAP”).

AMERIPRISE CERTIFICATE COMPANY
Net income decreased $12.4 million, or 36%, to $21.8 million for the nine months ended September 30, 2020 compared to $34.2 million for the prior year period primarily due to lower investment income, partially offset by lower net provision for certificate reserves, tax expense and investment expenses.
Investment income decreased $71.1 million, or 39%, to $111.5 million for the nine months ended September 30, 2020 compared to $182.6 million for the prior year period reflecting a decrease in the average invested asset yield due to lower short-term interest rates and lower average investment balances.
Investment expenses decreased $4.0 million, or 11%, to $32.4 million for the nine months ended September 30, 2020 compared to $36.4 million for the prior year period primarily due to volume-driven decreases in distribution, investment advisory, and transfer agent fees.
Net provision for certificate reserves decreased $50.0 million, or 50%, to $50.4 million for the nine months ended September 30, 2020 compared to $100.4 million for the prior year period primarily due to lower average client crediting rates as well as lower average certificate balances.
ACC’s effective tax rate was 24.7% for the nine months ended September 30, 2020 compared to 25.1% for the prior year period.
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
ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2020.
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
The ongoing coronavirus disease 2019 (“COVID-19”) pandemic creates significant and pervasive societal, economic and market disruption globally. In particular, global financial markets have seen increased volatility and significant changes to the value of investments. The extent to which the COVID-19 pandemic impacts ACC’s business, results of operations, and financial condition will depend on current and future developments. These developments are highly uncertain, including the scope, duration and severity of the pandemic, the effectiveness of ACC and its affiliates’ remote working and our ongoing phased office reopenings, the measures that may be taken by various governmental authorities in response to the outbreak (such as legislative action, stimulus, quarantines and travel restrictions, effectiveness of health care, and new or interim regulation), the actions of other third parties in response to the pandemic, and the possible further impacts on the global economy. Given the uncertainty of future developments, ACC seeks to manage its risks effectively, but ACC’s ability to do so is subject to the inherent limitations of obtaining timely, reliable analysis and information in a situation that continues to develop. No assurance can be given that the steps ACC and its affiliates have taken will continue to be effective or appropriate.
Starting in the end of the first quarter of 2020, the COVID-19 pandemic impacted (and will likely continue to impact) ACC. Consumer demand, client investing decisions in light of ongoing economic uncertainty, investment income, owned asset values, and other financial assumptions and reserve calculations have been (and may further be) negatively impacted from a decline and volatility of asset prices, sustained reduction in interest rates, widening of credit spreads, credit deterioration, decreased liquidity in trading markets and other economic and market effects of the global pandemic. ACC and its affiliates are actively monitoring the potential direct and indirect impacts that the COVID-19 pandemic may have on its business. If these conditions continue or worsen, ACC could experience volatility and uncertainty in volumes, uncertainty in availability and price levels of financial assets and hedges, reduced client activity and fees, increased constraints and costs of capital, and demand for ACC’s products and services and other negative impacts on ACC’s financial position.
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

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date:	November 9, 2020	By:	/s/ Abu M. Arif
Abu M. Arif
Chief Executive Officer

Date:	November 9, 2020	By:	/s/ Jason S. Bartylla
Jason S. Bartylla
Chief Financial Officer