Form 10-K
period 2020-12-31
AMERIPRISE CERTIFICATE CO
filed 2021-02-24
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 30 OF THE INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	811-00002

AMERIPRISE CERTIFICATE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	41-6009975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”
and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer	☐	Non-Accelerated Filer	☒	Accelerated Filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Class	Outstanding at February 24, 2021
Common Stock (par value $10 per share)	150,000 shares
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
ACC is registered as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”) and is in the business of issuing face-amount investment certificates. Face-amount certificates issued by ACC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by ACC, at its discretion. ACC’s certificates are distributed and sold solely by Ameriprise Financial Services, LLC (“AFS”), an affiliate of ACC. AFS is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.
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
Products
As of the date of this report, ACC offered the following four different certificate products to the public:
1.    Ameriprise Cash Reserve Certificate
•Single payment certificate that permits additional payments and on which ACC guarantees interest rates in advance for a three month term.
•Currently sold without a sales charge.
•Available as qualified investments for IRAs, 401(k) plans, and other qualified retirement plans.
•Current policy is to re-evaluate the certificate product interest crediting rates weekly to respond to marketplace changes.
•ACC refers to an independent index or source to set the rates for new sales and must set the rates for an initial purchase of the certificate within a specified range of the rate from such index or source. For renewals, ACC uses such rates as an indication of the competitors’ rates, but is not required to set rates within a specified range.
•Non-Jumbo Deposit National Rates for 3 month CDs as published by the FDIC are used as the guide in setting rates.
•Competes with popular short-term investment and savings vehicles such as certificates of deposit, savings accounts, and money market mutual funds that offer comparable yields, liquidity and safety of principal.
•Twenty year maturity.
2.    Ameriprise Flexible Savings Certificate
•Single payment certificate that permits a limited amount of additional payments and on which ACC guarantees interest rates in advance for a term of three, six, seven, nine, twelve, thirteen, eighteen, twenty-four, thirty or thirty-six months, and potentially other terms, at ACC’s option.
•Currently sold without a sales charge.
•Currently premature surrenders incur surrender charges.
•Available as qualified investments for IRAs, 401(k) plans, and other qualified retirement plans.
•Current policy is to re-evaluate the certificate product interest crediting rates weekly to respond to marketplace changes.
•ACC refers to an independent index or source to set the rates for new sales and must set the rates for an initial purchase of the certificate within a specified range of the rate from such index or source. For renewals, ACC uses such rates as an indication of the competitors’ rates, but is not required to set rates within a specified range.
•Non-Jumbo Deposit National Rates as published by the FDIC are used as the guide in setting rates.
•Competes with popular short-term investment vehicles such as certificates of deposit, money market certificates, and money market mutual funds that offer comparable yields, liquidity and safety of principal.
•Twenty year maturity.

3.    Ameriprise Installment Certificate
•Installment payment certificate that declares interest rates in advance for a three-month period.
•Currently sold without a sales charge.
•Currently premature surrenders incur surrender charges.
•Available as qualified investments for IRAs, 401(k) plans, and other qualified retirement plans.
•Current policy is to re-evaluate the certificate product interest crediting rates weekly to respond to marketplace changes.
•As of the date of this report, ACC has set a fixed rate of 0.51% for new sales.
•Intended to help clients save systematically and may compete with passbook savings and NOW accounts.
•Ten year maturity.
4.    Ameriprise Stock Market Certificate
•Single payment certificate with terms of 52, 104 and 156 weeks that offer the certificate product owner the opportunity to have all or part of the certificate product returns tied to the stock market performance, up to a maximum return, as measured by a broad stock market index, with return of principal guaranteed by ACC. The owner can also choose to earn a fixed rate of interest after the first term.
•Currently sold without a sales charge.
•Currently premature surrenders incur surrender charges.
•Available as qualified investments for IRAs, 401(k) plans, and other qualified retirement plans.
•Current policy is to re-evaluate the certificate product interest crediting rates weekly and maximum return rates at least monthly to respond to marketplace changes.
•Certain banks offer certificates of deposit that have features similar to this certificate.
•The rate of interest is calculated in whole or in part based on any upward movement in a broad-based stock market index up to a maximum return, where the maximum is a fixed rate for a given term, but can be changed at ACC’s discretion for subsequent terms.
•Fifteen year maturity for certificates with terms of 52 and 156 weeks and fourteen year maturity for certificates with terms of 104 weeks.
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
Following conversion of ACC’s affiliate Ameriprise National Trust Bank into a federal savings bank (“Ameriprise Bank”), Ameriprise Financial continued to be subject to ongoing supervision by the Board of Governors for the Federal Reserve System (“FRB”). FRB regulation and supervisory oversight of Ameriprise Financial includes examinations, regular financial reporting, and prudential standards, such as capital, liquidity, risk management and parameters for business conduct and internal governance. In order to maintain Ameriprise Financial’s permission under applicable bank holding company laws and regulations to engage in business activities other than banking or activities closely related to banking, each of Ameriprise Financial and Ameriprise Bank, as Ameriprise’s sole insured depository institution subsidiary, must remain “well-capitalized” and “well-managed” under applicable federal banking regulations, and Ameriprise Bank must receive at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act. Failure to meet one or more of certain requirements and regulations would mean, depending on the requirements not met and any agreement then reached with the FRB, that until cured Ameriprise Financial (and therefore ACC) could not undertake new activities, continue certain activities, or make certain acquisitions. As a subsidiary of Ameriprise Financial, ACC is (absent exclusion or exemption) required to comply with investment limitations on its portfolio and other limitations under applicable banking laws, including what is commonly referred to as the Volcker Rule.
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
Market Risks
The COVID-19 pandemic creates significant risks and uncertainties for ACC’s business.
The ongoing coronavirus disease 2019 (“COVID-19”) pandemic has created and continues to create significant and pervasive societal, economic and market disruption globally. In particular, financial markets have seen increased volatility and significant changes to the value of investments. While portions of world economies have been differently impacted by the pandemic, there is still significant uncertainty around the extent to which the COVID-19 pandemic impacts ACC’s business, results of operations, and financial condition depends on current and future developments. These developments are highly uncertain, including the scope, duration and severity of the pandemic, success of worldwide vaccination efforts, possible mutations of COVID-19 or similar diseases, the effectiveness of ACC and its affiliates’ remote working and ACC’s ongoing phased office reopenings, the measures that may be taken by various governmental authorities in response to the outbreak (such as legislative action, stimulus, quarantines and travel restrictions, effectiveness of health care, and new or interim regulation), the actions of other third parties in response to the pandemic, and the possible further impacts on the global economy. It is unclear when a sustained recovery will occur and what that recovery will look like, so ACC seeks to effectively manage its risks, but ACC’s ability to do so is subject to the inherent limitations of obtaining timely, reliable analysis in an ever-changing situation. No assurance can be given that the steps ACC and its affiliates have taken will continue to be effective or appropriate.
Starting in the end of the first quarter of 2020, the COVID-19 pandemic impacted, and will likely continue to impact, ACC. Consumer demand, client investing decisions in light of ongoing economic uncertainty, investment income, owned asset values, and other financial assumptions and reserve calculations have been, and may further be, negatively impacted from a decline and volatility of asset prices, sustained reduction in interest rates, widening of credit spreads, credit deterioration, decreased liquidity in trading markets and other economic and market effects of the global pandemic. Though ACC and its affiliates have navigated the first months of the pandemic, ACC and its affiliates continue to actively monitor the potential direct and indirect impacts that the COVID-19 pandemic may have on its business. If these conditions continue or worsen, ACC could experience volatility and uncertainty in volumes, uncertainty in availability and price levels of financial assets and hedges, reduced client activity and fees, increased constraints and costs of capital, and demand for ACC’s products and services and other negative impacts on ACC’s financial position.
COVID-19 has had wide-reaching impacts, making many decisions, interactions and transactions more complex. The COVID-19 pandemic may also affect the ability of ACC and its affiliates’ suppliers, distributors, vendors and other counterparties to provide products and services and otherwise fulfill their commitments to ACC and its affiliates.

ACC’s financial condition and results of operations may be adversely affected by market fluctuations and by economic, political and other factors.
ACC’s financial condition and results of operations may be materially affected by market fluctuations and by economic and other factors. Such factors, which can be global, regional, national or local in nature, include: (i) the COVID-19 pandemic, or any variation thereof (ii) political, social, economic and market conditions; (iii) the availability and cost of capital; (iv) the level and volatility of equity prices, commodity prices and interest rates, currency values and other market indices; (v) technological changes and events; (vi) U.S. and foreign government fiscal and tax policies; (vii) U.S. and foreign government ability, real or perceived, to avoid defaulting on government securities; (viii) the availability and cost of credit; (ix) inflation; (x) investor sentiment and confidence in the financial markets; (xi) terrorism and armed conflicts; and (xii) natural disasters such as weather catastrophes and widespread health emergencies. These factors also may have an impact on ACC’s ability to achieve its strategic objectives.
ACC’s financial condition and results of operations are affected by the “spread,” or the difference between the returns ACC earns on the investments that support its product obligations and the amounts that ACC must pay certificate holders.
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
Downturns and volatility in equity markets have had, and may in the future have, an adverse effect on the financial condition and results of operations of ACC. Market downturns and volatility may cause, and have caused, potential new purchasers of ACC’s products to refrain from purchasing or to purchase fewer ACC certificate products. Additionally, downturns and volatility in financial markets can have, and have had, an adverse effect on the performance of ACC’s investment portfolio.
For additional information regarding the sensitivity of the fixed income securities in ACC’s investment portfolio to interest rate fluctuations, see Part II, Item 7A of this Annual Report on Form 10-K —“Quantitative and Qualitative Disclosures About Market Risk.”
Business Risks
ACC’s business is regulated and changes in legislation or regulation may reduce ACC’s profitability and limit its growth.
ACC operates in a regulated industry. As a registered investment company, ACC must observe certain governance, disclosure, record-keeping, marketing, privacy, data protection and other operating requirements. Various regulatory and governmental bodies have the authority to review ACC’s products and business practices and to bring regulatory or other legal actions against ACC if, in their view, ACC’s practices are improper. Any enforcement actions, investigations or other proceedings brought against ACC or its directors or employees of its affiliates by its regulators may result in fines, injunctions or other disciplinary actions that could harm ACC’s reputation or impact ACC’s results of operations. Further, any future legislation or changes to the laws and regulations applicable to ACC’s business such as possible changes brought about by any U.S. Department of Labor applicable regulation as well as state and other fiduciary rules, the SEC best interest standards, or similar standards such as the Certified Financial Planner Board standards pertaining to the fiduciary status of investment advice providers to retirement investors (primarily account holders in 401(k) plans and IRAs and other types of ERISA clients) and related issues. Each of these has a potential impact regarding how ERISA investment advice fiduciaries and others can provide products manufactured by affiliates to, or engage in certain principal transactions with, retirement investors, including incremental requirements, costs and risks that may be imposed on ACC as a result of such changes, may affect the operations and financial condition of ACC. In addition, after the conversion of Ameriprise Bank into a federal savings bank, Ameriprise Financial became subject to ongoing supervision by the FRB. As a subsidiary of Ameriprise Financial, ACC is (absent exclusion or exemption) required to comply with certain limits on its activity, including investment limitations on its portfolio and other limitations under applicable banking laws. Failure to meet one or more of certain requirements and regulations would mean, depending on the violation and any agreement then reached with the FRB, Ameriprise Financial (and therefore ACC) could not undertake new activities, continue certain activities, or make certain acquisitions until such violation is cured.
The elimination of LIBOR may adversely affect the interest rates on, and value of, certain derivatives and floating rate securities ACC holds, the activities ACC conducts, and any other assets or liabilities, the value of which is tied to LIBOR.
The elimination of LIBOR and transition to alternative reference rates may have an adverse impact on the value of, return on and trading markets for a broad array of financial products, including any LIBOR-based securities, loans and derivatives that are included in ACC’s financial assets and liabilities. U.S. Dollar LIBOR is anticipated to be phased out by June 30, 2023, and replaced by the Secured Overnight Financing Rate, and all other LIBOR currencies are anticipated to be phased out by December 31, 2021. There will be significant work required to transition to the new benchmark rates and implement necessary changes to ACC’s systems, processes and models. This may impact ACC’s existing transaction data, products, systems, operations, valuation and financial risk management processes. In addition, LIBOR may perform differently during the phase-out period than in the past which could result in lower interest payments and a reduction in the value of certain assets. Accordingly, it is difficult to predict the full impact of the transition away from LIBOR on various derivatives, floating rate securities and other securities ACC holds, the activities ACC conducts and any other assets or liabilities (as well as contractual rights and obligations), the value of which is tied to LIBOR. The value or profitability of these products and instruments, and ACC’s costs of operations, may be adversely affected until new reference rates and fallbacks for both legacy and new products, instruments and contracts are commercially accepted.

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
ACC invests a portion of its assets in privately placed fixed income securities and commercial mortgage loans, which are relatively illiquid. ACC’s investment manager periodically reviews ACC’s private placement investment using adopted standards to categorize the investment as liquid or illiquid. As of December 31, 2020, commercial mortgage loans and private placement fixed income securities that have been categorized as illiquid represented approximately 2% of the carrying value of ACC’s investment portfolio. If ACC requires significant amounts of cash on short notice in excess of its normal cash requirements, ACC may have difficulty selling its investment in a timely manner or be forced to sell them for an amount less than it would otherwise have been able to realize, or both, which could have an adverse effect on ACC’s financial condition and results of operations.
The determination of the amount of allowances taken on certain loans and investments is subject to management’s evaluation and judgment and could materially impact ACC’s results of operations or financial position.
The determination of the amount of allowances vary by investment type and is based upon ACC’s periodic evaluation and assessment of inherent and known risks associated with the respective asset class.
Management uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. The determination of the amount of allowances on loans is based upon the asset’s expected life, considering past events, current conditions and reasonable and supportable economic forecasts. Such evaluations and assessments are revised as conditions change and new information becomes available. Historical trends may not be indicative of future impairments or allowances.
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
Operational Risks
Intense competition could negatively affect ACC’s ability to maintain or increase its market share and profitability.
ACC’s business operates in an intensely competitive industry segment. ACC competes based on a number of factors including name recognition, service, interest rates, product features and perceived financial strength. ACC’s competitors include broker-dealers, banks, asset managers and other financial institutions. ACC’s business faces competitors that have greater market share, offer a broader range of products and/or have greater financial resources.
ACC’s affiliated distributor may be unable to attract and retain key talent.
ACC is dependent on the financial advisors of AFS for all of the sales of its certificate products. A significant number of such financial advisors operate as independent contractors under a franchise agreement with AFS. The market for these financial advisors is highly competitive, and there can be no assurance that AFS will be successful in its efforts to maintain its current network of financial advisors or to recruit and retain new advisors to its network. If AFS is unable to attract and retain quality financial advisors, fewer advisors would be available to sell ACC’s certificate products and ACC’s financial condition and results of operations could be materially adversely affected.
A failure to protect the reputation of ACC or its affiliates could adversely affect the business of ACC.
The ability of ACC to market and sell its products is highly dependent upon external perceptions of ACC’s and its affiliates’ level of service, business practices and financial condition. Damage to the reputation of ACC or its affiliates could cause significant harm to the business and prospects of ACC. Reputational damage may arise from numerous sources including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, any perceived or actual weaknesses in ACC’s financial strength or liquidity, clients’ or potential clients’ perceived failure of how ACC addresses certain political, social or environmental topics, technological, cybersecurity, or other security breaches (including attempted or inadvertent breaches) resulting in improper disclosure of client or employee personal information, unethical or improper behavior and the misconduct or error of employees of its affiliates, AFS’s advisors and counterparties. Additionally, a failure to develop new products and services, or successfully manage associated operational risks, could harm ACC’s reputation and potentially expose ACC to additional costs, or negative public relations or social media campaigns. Any negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or litigation. Adverse developments with respect to the financial industry may also, by association, negatively impact ACC’s reputation or result in greater regulatory or legislative scrutiny or litigation against ACC.
Misconduct by employees of ACC’s affiliates may be difficult to detect and deter and may damage ACC’s reputation. Misconduct or errors by employees of ACC’s affiliates, AFS’s advisors or counterparties could result in violations of law, regulatory sanctions and/or serious reputational or financial harm. Misconduct or errors can occur in ACC’s business. ACC and its affiliates cannot always deter misconduct of employees of ACC’s affiliates, and the precautions its affiliates take to prevent and detect this activity may not be effective in all cases. Preventing and detecting misconduct among ACC’s affiliates franchisee advisors presents additional challenges and could have an adverse effect on ACC’s business. ACC’s reputation depends on its continued identification of and mitigation against conflicts of interest. ACC has procedures and controls that are designed to identify, address and appropriately disclose perceived conflicts of interest, though ACC’s reputation could be damaged if ACC fails, or appears to fail, to address conflicts of interest appropriately.
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
The occurrence of natural disasters and catastrophes, including earthquakes, hurricanes, floods, tornadoes, fires, blackouts, severe winter weather, explosions, pandemic disease (such as COVID-19) and man-made disasters, including acts of terrorism, riots, civil unrest including large-scale protests, insurrections and military actions, could adversely affect the results of operations or financial condition of ACC. Such disasters and catastrophes may impact ACC directly by damaging its facilities, preventing service providers or employees of its affiliates from performing their roles or otherwise disturbing its ordinary business operations. These impacts could be particularly severe to the extent they affect access to physical facilities or the physical well-being of large numbers of employees of ACC’s affiliates, ACC’s computer-based data processing, transmission, storage and retrieval systems and destroy or release valuable data. Such disasters and catastrophes may also impact ACC indirectly by changing the condition and behaviors of its customers, business counterparties and regulators, as well as by causing declines or volatility in the economic and financial markets, which could in turn have an adverse effect on ACC’s investment portfolio.
ACC cannot predict the impact that changing climate conditions may have on the frequency and severity of natural disasters or on overall economic stability and sustainability. As such, ACC cannot be sure that its actions to identify and mitigate the risks associated with such disasters and catastrophes will be effective.
ACC’s operational systems and networks are subject to evolving cybersecurity or other technological risks, which could result in the disclosure of confidential information, loss of ACC’s proprietary information, damage to ACC’s reputation, additional costs to ACC, regulatory penalties and other adverse impacts.
The business of ACC and its affiliates is reliant upon internal and third-party technology systems and networks to process, transmit and store information, including clients’ and advisors’ personal information, as well as proprietary information, and to conduct many business activities and transactions. Maintaining the security and integrity of this information and these systems and networks, and appropriately responding to any cybersecurity and privacy incidents (including attempts), is critical to the success of ACC’s business operations, including ACC’s reputation, to the retention of AFS’s advisors and clients, and to the protection of ACC’s proprietary information and clients’ personal information. To date, ACC has not experienced any material breaches of or interference with its centrally controlled systems and networks. However, ACC and its affiliates routinely face and address such evolving threats and have been able to detect and respond to these incidents to date without a material loss of client financial assets or information through the use of ongoing monitoring and continual improvement of ACC’s security capabilities and incident response manual.
Employees of ACC’s affiliates, as well as service providers, have also been threatened by phishing and spear phishing scams, social engineering attacks, account takeovers, introductions of malware, attempts at electronic break-ins, and the submission of fraudulent payment requests. The number of attempted phishing attacks has increased substantially every year, which is expected to continue. Attempted or successful breaches or interference by third parties or by insiders that may occur in the future could have a material adverse impact on ACC’s business, reputation, financial condition or results of operations.
On a corporate basis, various regulations, and in some cases contractual obligations, require ACC’s affiliates to establish and maintain corporate policies and technical and operational measures designed to protect sensitive client, employee, contractor and vendor information, and to respond to cybersecurity incidents. ACC’s affiliates have established policies and implemented such technical and operational measures and have in place policies that require AFS’s franchisee advisors who control locally their own technology operations to do the same. Changes in ACC’s business or technological advancements may also require corresponding changes in ACC’s systems, networks and data security and response measures. While accessing ACC and its affiliates products and services, ACC’s customers may use computers and other devices that sit outside of ACC and its affiliates security control environment. In addition, the ever-increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks (including in recent well-publicized security breaches at other companies), both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity threats. As these threats, and government and regulatory oversight of associated risks, continue to evolve, ACC may be required to expend additional resources to enhance or expand upon the technical and operational security and response measures ACC and its affiliates currently maintain.
Despite the measures ACC has taken and may in the future take to address and mitigate cybersecurity, privacy and technology risks, ACC cannot be certain that ACC and its affiliates systems and networks will not be subject to successful attacks, breaches or interference. Nor can ACC be certain that AFS franchise advisors will comply with ACC and its affiliates policies and procedures in this regard, or that clients will engage in safe online practices. Furthermore, human error occurs from time to time and such mistakes can lead to the inadvertent disclosure of sensitive information. Any such event may result in operational disruptions, as well as unauthorized access to or the disclosure or loss of, ACC’s proprietary information or ACC’s or affiliates’ client, employee, vendor or advisor personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to respond to, eliminate, or mitigate further exposure, the loss of clients or AFS advisors, or other damage to ACC’s business. While ACC and its affiliates maintain cyber liability insurance that provides both third-party liability and first-party liability coverages, it may not protect ACC against all cybersecurity-related losses. Furthermore, ACC may be subject to indemnification costs and liability to third parties if ACC breaches any confidentiality or security obligations regarding vendor data or for losses related to the data. In addition, the trend toward broad consumer and general-public notification of such incidents could exacerbate the harm to ACC’s business, reputation, financial condition or results of operations in the event of a breach. Even if ACC and its affiliates successfully protect ACC’s technology infrastructure and the confidentiality of sensitive data and conduct appropriate incident response, ACC may incur significant expenses in connection with ACC’s responses to any such attacks, as well as the adoption, implementation and maintenance of appropriate security measures. In addition, ACC and its affiliates regulators may seek to hold ACC’s affiliate responsible for the acts, mistakes or omissions of AFS franchise advisors even where they procure and control much of the physical office space and technology infrastructure they use to operate their businesses locally.
Protection from system interruptions and operating errors is important to ACC’s business. If ACC experiences a sustained interruption to ACC’s telecommunications or data processing systems, or other failure in operational execution, it could harm ACC’s business.
Operating errors and system or network interruptions could delay and disrupt ACC’s operations. Interruptions could be caused by mistake or other operational failures by service provider staff or employee error or malfeasance, interference by third parties, including hackers, ACC’s implementation of new technology, or maintenance of existing technology. ACC’s financial, accounting, data processing or other operating systems and facilities may fail to operate or report data properly, experience connectivity disruptions or otherwise become disabled as a result of events that are wholly or partially beyond ACC’s control, adversely affecting ACC’s ability to process transactions or provide products and services to clients.
ACC and its affiliates rely on third-party service providers and vendors for certain communications, technology and business functions and other services, and ACC and its affiliates face the risk of their operational failure (including, without limitation, failure caused by an inaccuracy, untimeliness or other deficiency in data reporting), technical or security failures, termination or capacity constraints of any of the third-party service providers that ACC or its affiliates use to facilitate or are component providers to ACC’s activities. Any such failure, termination or constraint or flawed execution or response could adversely impact ACC’s ability to effect transactions, service clients, manage exposure to risk, or otherwise achieve desired outcomes.
Risk management policies and procedures may not be fully effective in identifying or mitigating risk exposure in all market environments, new products, vendors or against all types of risk, including employee and financial advisor misconduct.
ACC’s policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating ACC’s risk exposure in all market environments or against all types of risk. Many of ACC’s methods of managing risk and the associated exposures are based upon observed historical market behavior or statistics based on historical models. Experience may not emerge as expected and during periods of market volatility or due to unforeseen events, the historically derived experience and correlations may not be valid. As a result, these methods may not predict future exposures accurately, which could be significantly greater than what ACC’s models indicate. Further, some controls are manual and are subject to inherent limitations. This could cause ACC to incur investment losses or cause ACC’s hedging and other risk management strategies to be ineffective. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to ACC, which may not always be accurate, complete, up-to-date or properly evaluated.
ACC’s financial performance also requires ACC to develop, effectively manage, and market new products and services that appropriately anticipate or respond to changes in the industry and evolving client demands. The development and introduction of new products and services require continued innovative effort and may require significant time, resources, and ongoing support. Substantial risk and uncertainties are associated with the introduction of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting client and market preferences, the introduction of competing products or services and compliance with regulatory requirements.
Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective in mitigating ACC’s risk exposure in all market environments or against all types of risk, including those associated with ACC’s or its affiliates’ key vendors. Insurance and other traditional risk-shifting tools may be held by or available to ACC in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency.
Changes in and the adoption of accounting standards could have a material impact on ACC’s financial statements
ACC’s accounting policies are fundamental to how it records and reports its financial condition and results of operations. ACC prepares its financial statements in accordance with U.S. generally accepted accounting principles. The Financial Accounting Standards Board, the SEC and other regulators often change the financial accounting and reporting standards governing the preparation of ACC’s financial statements. These changes are sometimes difficult to predict and could impose additional governance, internal control and disclosure demands. In some cases, ACC could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. It is possible that accounting changes could have a material effect on ACC’s financial condition and results of operations.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
ACC occupies office space in Minneapolis, Minnesota, which is leased or owned by Ameriprise Financial or a subsidiary thereof.
Item 3. Legal Proceedings
For a discussion of any material legal proceedings, see Note 13 to ACC’s Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
All of the Ameriprise Certificate Company (“ACC”) outstanding common stock is owned by Ameriprise Financial, Inc. (“Ameriprise Financial”). There is no established public trading market for ACC’s common stock.
Frequency and amount of capital transactions with Ameriprise Financial during the past two years were (in millions):

	Dividends to Ameriprise Financial	Receipt of Capital from Ameriprise Financial
For the year ended December 31, 2020
March 13, 2020	$32.0	$—
March 31, 2020	—	10.0
September 29, 2020	15.0	—
December 29, 2020	35.0	—
Total	$82.0	$10.0

For the year ended December 31, 2019
January 31, 2019	$—	$3.5
February 28, 2019	—	1.0
April 15, 2019 (1)	6.2	—
June 17, 2019 (1)	6.5	—
September 9, 2019	35.0	—
December 24, 2019	26.0	—
Total	$73.7	$4.5
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
Item 6. Selected Financial Data
Item omitted pursuant to General Instructions (I)(2)(a) of Form 10-K.

Item 7. Management’s Narrative Analysis
The following information should be read in conjunction with the accompanying consolidated financial statements and related notes included elsewhere in this report. The following discussion may contain forward-looking statements that reflect Ameriprise Certificate Company’s (“ACC’s”) plans, estimates and beliefs. ACC’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below under the heading “Forward-Looking Statements” and elsewhere in this report, particularly in “Item 1A-Risk Factors.” Management’s narrative analysis is presented pursuant to General Instructions I(2)(a) of Form 10-K in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Developments Regarding the COVID-19 Pandemic
The COVID-19 pandemic presents ongoing significant economic and societal disruption and market volatility, which has had and will continue to have ongoing impacts to ACC’s business and operating environment driven by a low interest rate environment and significant volatility in the equity markets and the potential associated implications to client behavior. There are no reliable estimates of how long the pandemic will last, how many people are likely to be affected by it, or its impact on the overall economy.
ACC and its affiliates continue to implement comprehensive strategies to navigate the operating environment spurred by the pandemic. During the first quarter, ACC and its affiliates implemented a work-from-home protocol for virtually all of the employee population, restricted business travel, and provided resources for complying with the guidance from the World Health Organization, the U.S. Centers for Disease Control and governments. ACC and its affiliates have begun a thoughtful phased reopening of its office while complying with applicable health agencies’ guidelines and governmental orders. ACC and its affiliates continue to operate successfully and satisfy elevated customer service volumes in this unique time – client service and the health and safety of ACC’s and its affiliates’ clients and employees remain priorities while the employee population has various work arrangements. The pandemic strategy ACC and its affiliates have employed is flexible and scalable, recognizing this pandemic is widespread and occurs in multiple waves, affecting different communities at different times with varying levels of severity.
There was significant economic volatility during 2020 and ACC’s results of operations continue to be affected by the COVID-19 pandemic. There is still uncertainty surrounding the magnitude, duration, speed and reach of the ongoing global pandemic, success of worldwide vaccination efforts, as well as the impact of actions that have been or could be taken by governmental authorities, clients or other third parties. While ACC and its affiliates have successfully adapted to a virtual work environment and deployed numerous adaptive business strategies so far this year, ACC believes the pandemic and its accompanying impact on the global financial markets and on ACC’s operations and financial results may cause results not to be comparable to previous years. The results presented in this report are not necessarily indicative of future operating results. For further information regarding the impact of the COVID-19 pandemic, and any potentially material effects, see Item 1A, “Risk Factors” in this report.
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
Net income decreased $14.4 million, or 33%, to $29.5 million for the year ended December 31, 2020 compared to $43.9 million for the prior year primarily due to lower investment income, partially offset by lower net provision for certificate reserves, tax expense and investment expenses.
Investment income decreased $98.7 million, or 42%, to $136.2 million for the year ended December 31, 2020 compared to $234.9 million for the prior year reflecting a decrease in the average invested asset yield and lower average investment balances.
Investment expenses decreased $5.4 million, or 11%, to $42.4 million for the year ended December 31, 2020 compared to $47.8 million for the prior year primarily due to volume-driven decreases in distribution, investment advisory, and transfer agent fees.
Net provision for certificate reserves decreased $72.6 million, or 56%, to $56.4 million for the year ended December 31, 2020 compared to $129.0 million for the prior year primarily due to lower average client crediting rates as well as lower average certificate balances.
The effective tax rate was 23.9% for the year ended December 31, 2020 compared to 24.0% for the year ended December 31, 2019.

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
Forward-Looking Statements
This report contains forward-looking statements that reflect management’s plans, estimates and beliefs. Actual results could differ materially from those described in these forward-looking statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “forecast,” “on track,” “project” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from expected results, performance or achievements. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in “Item 1A-Risk Factors” and elsewhere in this Annual Report on Form 10-K. ACC’s future financial condition and results of operations, as well as any forward-looking statements contained in this report, are made only as of the date hereof. ACC undertakes no obligation to update or revise any forward-looking statements.
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
ACC primarily invests in commercial mortgage and asset backed securities and U.S. government and corporate debt securities to provide its certificate owners with a competitive rate of return on their certificates while managing risk. These investments provide ACC with a historically dependable and targeted margin between the interest rate earned on investments and the interest rate credited to certificate owners’ accounts. ACC does not invest in securities to generate short-term trading profits for its own account.
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
The following tables present ACC’s estimate of the pretax impact of these hypothetical market movements as of December 31, 2020:

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in thousands)
Certificates	$15,415	N/A	$15,415
N/A Not Applicable.

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in thousands)
Certificates	$860	$(941)	$(81)
The above results compare to an estimated positive impact to pretax income of $15.4 million related to a 100 basis point increase in interest rates and an estimated positive impact of $218 thousand related to a 10% equity price decline as of December 31, 2020. The change in the impact from a 100 basis point increase in interest rates compared to the prior year was primarily driven by a shorter duration asset portfolio and higher expected prepayments given the decline in Treasury rates in 2020
Actual results could differ materially from those illustrated above as they are based on a number of estimates and assumptions. These include assuming that implied market volatility does not change when equity prices fall by 10%, the composition of invested assets and liabilities does not change in the 12 month period following the hypothetical market decline and that the 100 basis point increase in interest rates is a parallel shift in the yield curve. Furthermore, ACC has not tried to anticipate actions management might take to increase revenues or reduce expenses in these scenarios.
The selection of a 100 basis point interest rate increase and a 10% equity price decline should not be construed as a prediction of future market events. Impacts of larger or smaller changes in interest rates or equity prices may not be proportional to those shown for a 100 basis point increase in interest rates or a 10% decline in equity prices.
ACC has interest rate risk from its Flexible Savings Certificates and other fixed rate certificates. These products are investment certificates generally ranging in amounts from $1,000 to $2 million with interest crediting rate terms ranging from three to 48 months. ACC guarantees an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed income securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although ACC monitors its investment strategy and makes modifications based on changing liabilities and the expected interest rate environment. ACC also has interest rate risk from its Step-Up Rate Certificates, which was not material as of December 31, 2020. ACC had $6.4 billion in reserves included in certificate reserves on the Consolidated Balance Sheet as of December 31, 2020 to cover the liabilities associated with these products.
ACC has equity price risk from its Stock Market Certificates. Stock Market Certificates are purchased for amounts generally from $1,000 to $2 million for terms of 52 weeks, 104 weeks or 156 weeks which can be extended to a maximum of 15 years depending on the term. For each term the certificate holder can choose to participate 100% in any percentage increase in the S&P 500® Index up to a maximum return or choose partial participation in any increase in the S&P 500® Index plus a fixed rate of interest guaranteed in advance. If partial participation is selected, the total of equity-linked return and guaranteed rate of interest cannot exceed the maximum return. ACC had $397.1 million in certificate reserves included on the Consolidated Balance Sheet as of December 31, 2020 to cover the liabilities associated with these products.
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
ACC manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master netting arrangements that provide for a single net payment to be made by one counterparty to another upon default. Generally, ACC’s current credit exposure on over-the-counter derivative contracts is limited to a derivative counterparty’s net positive fair value of derivative contracts after taking into consideration the existence of netting arrangements and any collateral received. This exposure is monitored and managed to an acceptable threshold level.

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
ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2020.
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
Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services
The Board of Directors of ACC, at the recommendation of its Audit Committee, has appointed PricewaterhouseCoopers LLP (“PwC”) as independent registered public accountants to audit the Consolidated Financial Statements of ACC for the years ended December 31, 2020, 2019 and 2018.
Audit Fees
The aggregate fees billed or to be billed by PwC for each of the last two years for professional services rendered for the audit of ACC’s annual Consolidated Financial Statements and services that were provided in connection with statutory and regulatory filings were $123,000 and $125,000 for 2020 and 2019, respectively.
Audit-Related Fees, Tax Fees, All Other Fees
ACC was not billed by PwC for any fees for audit-related services, tax fees or any other fees for 2020 or 2019.
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
In both 2020 and 2019, 100% of the services provided by PwC for ACC were pre-approved by the Audit Committee of Ameriprise Financial.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements: See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.
2.	Consolidated Financial Statement Schedules: See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.
3.	Exhibits: The following exhibits are filed as part of this Annual Report or, where indicated, were already filed and are hereby incorporated by reference:

Exhibit	Description

3(a)	Amended and Restated Certificate of Incorporation of American Express Certificate Company, dated August 1, 2005, filed electronically on or about March 10, 2006 as Exhibit 3(a) to Registrant’s Form 10-K is incorporated by reference.
3(b)	By-Laws of Ameriprise Certificate Company, filed electronically on or about November 5, 2010 as Exhibit 3(b) to Registrant’s Form 10-Q, are incorporated herein by reference.
10(a)	Amended and Restated Investment Advisory and Services Agreement, dated December 1, 2018, between Registrant and Columbia Management Investment Advisers, LLC filed electronically on or about February 27, 2019 as Exhibit 10(a) to Registrant’s Form 10-K is incorporated by reference.
10(b)	Distribution Agreement, dated December 31, 2006, between Registrant and Ameriprise Financial Services, LLC (formerly Ameriprise Financial Services, Inc.) filed electronically on or about February 26, 2007 as Exhibit 1 to Post-Effective Amendment No. 35 to Registration Statement No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference.
10(c)*	Amendment to the Distribution Agreement, dated January 21, 2021, between Registrant and Ameriprise Financial Services, LLC, effective February 1, 2021.
10(d)	Depository and Custodial Agreement, dated December 31, 2006, between Registrant and Ameriprise Trust Company, filed electronically on or about February 26, 2007 as Exhibit 10(c) to Post-Effective Amendment No. 35 to Registration Statement No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference.
10(e)	Amendment to the Depositary and Custodial Agreement, dated December 15, 2008, between Registrant and Ameriprise Trust Company, filed on or about May 5, 2014 as exhibit 10(c)i to Registrant’s Form 10-Q, is incorporated herein by reference.
10(f)	Transfer Agent Agreement, dated December 31, 2006 between Registrant and Columbia Management Investment Services Corp. (formerly RiverSource Client Service Corporation), filed electronically on or about February 26, 2007 as Exhibit 10(e) to Post-Effective Amendment No. 35 to Registration Statement No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference.
10(g)	First Amendment to Transfer Agent Agreement, dated January 1, 2013 between Registrant and Columbia Management Investment Services Corp. (formerly RiverSource Client Service Corporation), filed electronically on or about February 27, 2013 as Exhibit 10(d) to Registrant’s Form 10-K is incorporated herein by reference.
10(h)	Second Amendment to Transfer Agent Agreement, dated January 1, 2017, between Registrant and Columbia Management Investment Services Corp. (formerly RiverSource Client Service Corporation), filed electronically on or about February 23, 2017 as Exhibit 10(d) to Registrant’s Form 10-K is incorporated by reference.
10(i)	Administration and Services Agreement, dated October 1, 2005, between Columbia Management Investment Advisers, LLC (formerly RiverSource Investments, LLC) and Ameriprise Financial, Inc. filed electronically on or about March 10, 2006 as Exhibit 10(s) to Registrant’s Form 10-K is incorporated by reference.
10(j)	Capital Support Agreement by and between Ameriprise Financial, Inc. and Ameriprise Certificate Company, dated as of March 2, 2009, filed electronically on or about March 3, 2009 as Exhibit 10(f) to Registrant’s Form 10-K is incorporated by reference.
10(k)	First Amendment to Capital Support Agreement by and between Ameriprise Financial, Inc. and Ameriprise Certificate Company, effective April 30, 2014, filed electronically on or about May 5, 2014 as Exhibit 10(f)i to Registrant’s Form 10-Q, is incorporated herein by reference.
10(l)	Federal Income Tax Sharing Agreement between or among Ameriprise Financial, Inc. and certain subsidiaries, including the Registrant, effective December 10, 2013 filed electronically on or about February 23, 2018 as Exhibit 10(l) to Registrant’s Form 10-K is incorporated by reference.

Exhibit	Description

10(m)	State Income Tax Sharing Agreement between or among Ameriprise Financial, Inc. and certain subsidiaries, including the Registrant, effective December 10, 2013 filed electronically on or about February 23, 2018 as Exhibit 10(m) to Registrant’s Form 10-K is incorporated by reference.
10(n)
Agreement between Ameriprise Bank, FSB and Ameriprise Certificate Company (certain Ameriprise Rewards Fulfillment Services), dated December 1, 2019 filed electronically on or about February 26, 2020 as Exhibit 10(n) to Registrant’s Form 10-K is incorporated by reference.

10(o)
Agreement between Ameriprise Financial, Inc. and Ameriprise Certificate Company (certain legacy Ameriprise Rewards Fulfillment Services), dated December 1, 2019 filed electronically on or about February 26, 2020 as Exhibit 10(o) to Registrant’s Form 10-K is incorporated by reference.

10(p)*	Amendment to the Federal Income Tax Sharing Agreement between or among Ameriprise Financial, Inc. and certain subsidiaries, including the Registrant, effective October 9, 2020.
14(a)	Code of Ethics under Rule 17j-1 for Ameriprise Certificate Company effective May 21, 2014 filed electronically on or about February 27, 2019 as Exhibit 14(a) to Registrant’s Form 10-K is incorporated by reference.
14(b)*	Code of Ethics adopted under Rule 17j-1 for Registrant’s investment adviser, dated December 2020.
14(c)*	Code of Ethics under Rule 17j-1 for Registrant’s underwriter, as revised December 2020.
24(a)*	Directors’ Power of Attorney, dated March 4, 2020.
24(b)*	Director's Power of Attorney, dated January 5, 2021.
31.1*	Certification of Abu M. Arif pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Jason S. Bartylla pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of Abu M. Arif and Jason S. Bartylla pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed electronically herewith.
Item 16. Form 10-K Summary
None

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE CERTIFICATE COMPANY
Registrant

Date:	February 24, 2021	By	/s/ Abu M. Arif
Abu M. Arif Director, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date:	February 24, 2021	By	/s/ Abu M. Arif
Abu M. Arif Director, President and Chief Executive Officer (Principal Executive Officer)

Date:	February 24, 2021	By	/s/ Jason S. Bartylla
Jason S. Bartylla Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 24, 2021	By	/s/ Jeanne P. Stadtlander
Jeanne P. Stadtlander Vice President, Controller and Chief Accounting Officer

Date:	February 24, 2021	By	/s/ Ronald L. Guzior*
Ronald L. Guzior Director

Date:	February 24, 2021	By	/s/ Karen M. Bohn*
Karen M. Bohn Director

Date:	February 24, 2021	By	/s/ Lorna P. Gleason*
Lorna P. Gleason Director

Date:	February 24, 2021	By	/s/ Robert McReavy*
Robert McReavy Director

*By	/s/ Abu M. Arif
Abu M. Arif**
* Executed by Abu M. Arif on behalf of Ronald L Guzior, pursuant to a Power of Attorney, dated January 5, 2021, filed electronically herewith as Exhibit 24(b) and on behalf of the other Directors pursuant to a Power of Attorney, dated March 4, 2020, filed electronically herewith as Exhibit 24(a) to Registrant’s Form 10-K.

Ameriprise Certificate Company
Index to Consolidated Financial Statements and Schedules
Consolidated Financial Statements:

All other Schedules required by Article 6 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of Ameriprise Certificate Company
Opinion on the Financial Statements
We have audited the consolidated financial statements, including the related notes and financial statement schedules, of Ameriprise Certificate Company and its subsidiary (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2020 by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Certain Level 2 and Level 3 Available-for-Sale Securities
As described in Notes 1, 3, and 8 to the consolidated financial statements, available-for-sale securities are carried at fair value. As of December 31, 2020, the total fair value of available-for-sale securities was $6,375 million, which includes $4,920 million of level 2 and level 3 securities. Management determines the fair value of available-for-sale securities based on quoted prices in active markets, when available. If quoted prices are not available, management obtains the fair value from either third-party pricing services, non-binding broker quotes, or other model-based valuation techniques.
The principal considerations for our determination that performing procedures relating to the valuation of certain level 2 and level 3 available-for-sale securities is a critical audit matter are (i) a high degree of auditor subjectivity and effort in performing procedures and evaluating audit evidence related to the valuation and (ii) the audit effort included the involvement of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of certain level 2 and level 3 available-for-sale securities. These procedures also included, among others (i) developing an independent range of prices for a sample of the securities by obtaining independent pricing from third party vendors, when available, and comparing management’s estimate to the independent range of prices to evaluate the reasonableness of management’s estimate, and/or (ii) for a sample of securities, professionals with specialized skill and knowledge were used to assist in developing an independent range of prices and comparing management’s estimate to the independently developed range, which involved independently developing assumptions based on available market inputs. The procedures also included testing the completeness and accuracy of data provided by management.
/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 24, 2021
We have served as the Company’s auditor since 2010.

Ameriprise Certificate Company
Consolidated Statements of Operations

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Investment Income:
Interest income:
Available-for-Sale securities	$123,900	$212,395	$171,558
Commercial mortgage loans and syndicated loans	9,780	11,804	9,725
Cash and cash equivalents	2,289	10,593	6,872
Certificate loans	12	12	16
Dividends	—	1	31
Other	205	97	538
Total investment income	136,186	234,902	188,740
Investment Expenses:
Ameriprise Financial and affiliated company fees:
Distribution	16,778	20,381	19,128
Investment advisory and services	16,672	17,933	15,683
Transfer agent	8,390	8,996	7,831
Depository	94	100	89
Other	485	440	555
Total investment expenses	42,419	47,850	43,286
Net investment income before provision for certificate reserves and income taxes	93,767	187,052	145,454
Provision for Certificate Reserves:
According to the terms of the certificates:
Provision for certificate reserves	417	574	437
Interest on additional credits	1	1	2
Additional credits/interest authorized by ACC	56,845	129,356	85,085
Total provision for certificate reserves before reserve recoveries	57,263	129,931	85,524
Reserve recoveries from terminations prior to maturity	(874)	(924)	(932)
Net provision for certificate reserves	56,389	129,007	84,592
Net investment income before income taxes	37,378	58,045	60,862
Income tax expense	8,984	13,908	15,736
Net investment income, after-tax	28,394	44,137	45,126
Net realized gain (loss) on investments:
Securities of unaffiliated issuers before income taxes	1,349	(279)	134
Income tax expense (benefit)	283	(59)	28
Net realized gain (loss) on investments, after-tax	1,066	(220)	106
Net income	$29,460	$43,917	$45,232
See Notes to Consolidated Financial Statements.

Ameriprise Certificate Company
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Net income	$29,460	$43,917	$45,232
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period	22,763	46,247	(28,326)
Reclassification of net (gains) losses on securities included in net income	(2,330)	(153)	120
Total other comprehensive income (loss), net of tax	20,433	46,094	(28,206)
Total comprehensive income (loss)	$49,893	$90,011	$17,026
See Notes to Consolidated Financial Statements.

Ameriprise Certificate Company
Consolidated Balance Sheets

	December 31,
	2020	2019
	(in thousands, except share data)
ASSETS
Qualified Assets
Investments in unaffiliated issuers:
Cash and cash equivalents	$562,652	$384,194
Available-for-Sale securities:
Fixed maturities, at fair value (amortized cost: 2020, $6,334,451; 2019, $7,362,814)	6,375,260	7,376,772
Commercial mortgage loans and syndicated loans, at cost (net of allowance for credit losses: 2020, $3,190; 2019, $3,022; fair value: 2020, $274,739; 2019, $272,454)	269,540	269,859
Equity securities, at fair value (cost: 2020, $115; 2019, $299)	56	188
Certificate loans – secured by certificate reserves, at cost, which approximates fair value	212	216
Total investments	7,207,720	8,031,229
Receivables:
Dividends and interest	8,420	14,141
Receivables from brokers, dealers and clearing organizations	7,519	9,655
Other receivables	360	218
Total receivables	16,299	24,014
Derivative assets	66,663	56,044
Total qualified assets	7,290,682	8,111,287
Other Assets:
Deferred taxes, net	—	988
Taxes receivable from parent	—	602
Due from related party	74	30
Total other assets	74	1,620
Total assets	$7,290,756	$8,112,907
See Notes to Consolidated Financial Statements.

Ameriprise Certificate Company

Consolidated Balance Sheets (continued)
	December 31,
	2020	2019
	(in thousands, except share data)
LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities
Certificate reserves
Installment certificates:
Reserves to mature	$6,016	$5,371
Fully paid certificates:
Reserves to mature	6,746,568	7,503,188
Additional credits and accrued interest	7,447	13,325
Due to unlocated certificate holders	400	439
Total certificate reserves	6,760,431	7,522,323
Accounts payable and accrued liabilities:
Due to related party	1,056	3,564
Taxes payable to parent	810	135
Payables to brokers, dealers and clearing organizations	10,256	52,575
Total accounts payable and accrued liabilities	12,122	56,274
Derivative liabilities	59,924	43,598
Deferred taxes, net	8,242	—
Other liabilities	29,293	48,446
Total liabilities	6,870,012	7,670,641

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	341,700	331,700
Retained earnings:
Appropriated for pre-declared additional credits and interest	21	321
Appropriated for additional interest on advance payments	15	15
Unappropriated	44,812	96,467
Accumulated other comprehensive income (loss), net of tax	32,696	12,263
Total shareholder’s equity	420,744	442,266
Total liabilities and shareholder’s equity	$7,290,756	$8,112,907
See Notes to Consolidated Financial Statements.

Ameriprise Certificate Company
Consolidated Statements of Shareholder’s Equity

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
				Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Unappropriated
	(in thousands, except share data)
Balance at January 1, 2018	150,000	$1,500	$252,517	$23	$15	$110,908	$(5,627)	$359,336
Cumulative effect of adoption of equity securities guidance	—	—	—	—	—	(2)	2	—
Comprehensive income (loss):
Net income	—	—	—	—	—	45,232	—	45,232
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(28,206)	(28,206)
Total comprehensive income (loss)								17,026
Transfer to appropriated from unappropriated	—	—	—	887	—	(887)	—	—
Receipt of capital from parent	—	—	32,500	—	—	—	—	32,500
Balance at December 31, 2018	150,000	1,500	285,017	910	15	155,251	(33,831)	408,862
Correction of the misclassification (1)	—	—	42,183	—	—	(29,482)	—	12,701
Cumulative effect of adoption of premium amortization on purchased callable debt securities guidance	—	—	—	—	—	(107)	—	(107)
Comprehensive income (loss):
Net income	—	—	—	—	—	43,917	—	43,917
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	46,094	46,094
Total comprehensive income (loss)								90,011
Transfer to unappropriated from appropriated	—	—	—	(589)	—	589	—	—
Dividend to parent	—	—	—	—	—	(73,701)	—	(73,701)
Receipt of capital from parent	—	—	4,500	—	—	—	—	4,500
Balance at December 31, 2019	150,000	1,500	331,700	321	15	96,467	12,263	442,266
Cumulative effect of adoption of current expected credit losses guidance	—	—	—	—	—	585	—	585
Comprehensive income (loss):
Net income	—	—	—	—	—	29,460	—	29,460
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	20,433	20,433
Total comprehensive income (loss)								49,893
Transfer to unappropriated from appropriated	—	—	—	(300)	—	300	—	—
Dividend to parent	—	—	—	—	—	(82,000)	—	(82,000)
Receipt of capital from parent	—	—	10,000	—	—	—	—	10,000
Balance at December 31, 2020	150,000	$1,500	$341,700	$21	$15	$44,812	$32,696	$420,744
(1) See Note 1 for more information.
See Notes to Consolidated Financial Statements.

Ameriprise Certificate Company
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Cash Flows from Operating Activities
Net income	$29,460	$43,917	$45,232
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, accretion of discounts, net	(8,838)	(32,856)	(13,686)
Deferred income tax expense (benefit)	2,626	(2,716)	111
Net realized (gain) loss on Available-for-Sale securities	(2,950)	(194)	152
Other net realized (gain) loss	662	473	(286)
Provision for credit losses	939	—	—
Changes in operating assets and liabilities:
Dividends and interest receivable	25,092	45,114	(1,242)
Certificate reserves, net	(4,999)	8,744	(2,125)
Deferred taxes, net	—	—	7,499
Taxes payable to/receivable from parent, net	1,277	1,264	(1,315)
Derivatives, net of collateral	7	434	290
Other liabilities	(13,453)	9,862	(7,323)
Other receivables	(142)	(36)	(182)
Payables to brokers, dealers and clearing organizations	—	(21,451)	21,451
Other, net	(1,936)	(132)	890
Net cash provided by (used in) operating activities	27,745	52,423	49,466

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	—	9,689	367,956
Maturities, redemptions and calls	4,779,020	5,305,739	3,790,466
Purchases	(3,798,529)	(4,929,747)	(5,341,602)
Commercial mortgage loans and syndicated loans:
Sales, maturities and repayments	40,759	52,826	50,281
Purchases and fundings	(41,761)	(64,456)	(106,828)
Equity securities:
Sales	113	—	614
Certificate loans, net	4	27	190
Net cash provided by (used in) investing activities	979,606	374,078	(1,238,923)

Cash Flows from Financing Activities
Payments from certificate holders and other additions	4,259,469	5,110,412	6,238,282
Certificate maturities and cash surrenders	(5,016,362)	(5,488,797)	(4,744,517)
Capital contribution from parent	10,000	4,500	32,500
Dividend to parent	(82,000)	(73,701)	—
Net cash provided by (used in) financing activities	(828,893)	(447,586)	1,526,265

Net increase (decrease) in cash and cash equivalents	178,458	(21,085)	336,808
Cash and cash equivalents at beginning of period	384,194	405,279	68,471
Cash and cash equivalents at end of period	$562,652	$384,194	$405,279

Supplemental disclosures including non-cash transactions:
Cash paid (received) for income taxes	$5,558	$15,133	$21,001
Cash paid for interest	63,532	131,930	84,003
See Notes to Consolidated Financial Statements.

Ameriprise Certificate Company

Notes to Consolidated Financial Statements
1. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Nature of Business
Ameriprise Certificate Company (“ACC”) is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial” or the “Parent”). ACC is registered as an investment company under the Investment Company Act of 1940 (the “1940 Act”) and is in the business of issuing face-amount investment certificates. Face-amount certificates issued by ACC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by ACC, at its discretion. The certificates issued by ACC are not insured by any government agency or other entity. ACC’s certificates are distributed and sold solely by Ameriprise Financial Services, LLC (“AFS”), an affiliate of ACC. AFS is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.
As of December 31, 2020, ACC offered four different certificate products to the public. ACC is impacted by significant changes in interest rates as interest crediting rates on certificate products generally reset at shorter intervals than the change in the yield on ACC’s investment portfolio. The specified maturities of most of ACC’s certificate products range from ten to twenty years. Within that maturity period, most certificates have interest crediting rate terms ranging from three to 48 months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at term’s end however; the Cash Reserve Certificate is a fully liquid product and can be surrendered at any time without penalty. In addition, two types of certificate products (only one currently sold) have interest tied, in whole or in part, to a broad-based stock market index. In general, ACC’s certificate products are available as qualified investments for Individual Retirement Accounts, 401(k) plans and other qualified retirement plans.
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
Prior to 2019, ACC had an agreement with Ameriprise Financial to settle with cash the change in its deferred federal income taxes on a quarterly basis. In 2019, it was determined that the cash settlements should have been reflected as a capital contribution for cash receipts from Ameriprise Financial and a dividend for cash payments to Ameriprise Financial. The deferred federal income taxes should have remained on ACC’s Consolidated Balance Sheet as the related assets and liabilities remained on ACC’s Consolidated Balance Sheet. ACC’s Consolidated Balance Sheet as of December 31,2019 was adjusted to reflect the cumulative amount of cash receipts from and cash payments to Ameriprise Financial for the settlement of deferred federal income taxes as contributions and dividends, respectively. The correction of the misclassification resulted in a $42.2 million increase to additional paid-in capital and a $42.2 million decrease to retained earnings as of December 31, 2019. ACC’s payment of $12.7 million to Ameriprise Financial in 2019 was reflected as a dividend and was included in the $42.2 million decrease to retained earnings. The impact to prior period financial statements was not material.
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
Interest Income
Interest income is accrued as earned using the effective interest method, which makes an adjustment of the yield for security premiums and discounts on all performing fixed maturity securities classified as Available-for-Sale so that the related security or loan recognizes a constant rate of return on the outstanding balance throughout its term. When actual prepayments differ significantly from originally anticipated prepayments, the retrospective effective yield is recalculated to reflect actual payments to date and updated future payment assumptions and a catch-up adjustment is recorded in the current period. In addition, the new effective yield, which reflects anticipated future payments, is used prospectively. Realized gains and losses on securities are recognized using the specific identification method on a trade date basis.

Cash and Cash Equivalents
ACC has defined cash equivalents as highly liquid investments with original or remaining maturities at the time of purchase of 90 days or less.
Available-for-Sale Securities
Available-for-Sale securities are carried at fair value with unrealized gains (losses) recorded in accumulated other comprehensive income (loss) (“AOCI”), net of income taxes which is consistent with prior periods before January 1, 2020. Available-for-Sale securities are recorded within investments in unaffiliated issuers on the Consolidated Balance Sheets. Gains and losses are recognized on a trade date basis in the Consolidated Statements of Operations upon disposition of the securities.
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
For securities that do not meet the above criteria, ACC determines whether the decrease in fair value is due to a credit loss or due to other factors. The amount of impairment due to credit-related factors, if any, is recognized as an allowance for credit losses with a related charge to net realized gain (loss) on investments. The allowance for credit losses is limited to the amount by which the security’s amortized cost basis exceeds its fair value. The amount of the impairment related to other factors is recognized in OCI which is consistent with prior periods before January 1, 2020. Factors ACC considers in determining whether declines in the fair value of fixed maturity securities are due to credit-related factors include: (i) the extent to which the market value is below amortized cost; (ii) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer; and (iii) market events that could impact credit ratings, economic and business climate, litigation and government actions, and similar external business factors.
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
Management has elected to exclude accrued interest in its measurement of the allowance for credit losses for Available-for-Sale securities which is consistent with prior periods before January 1, 2020. Accrued interest on Available-for-Sale securities is recorded as earned in receivables on the Consolidated Balance Sheets. Available-for-Sale securities are placed on nonaccrual status when the accrued balance becomes 90 days past due or earlier based on management’s evaluation of the facts and circumstances of each security under review. At this time, all previously accrued interest is reversed through investment income on the Consolidated Statements of Operations.
Equity Securities
Equity securities are recorded at fair value with changes in fair value reflected in net realized gain (loss) on investments.
Financing Receivables
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
Allowance for Credit Losses
The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected over the asset’s expected life, considering past events, current conditions and reasonable and supportable forecasts of future economic conditions. Prior to January 1, 2020, the allowance for credit losses was based on an incurred loss model that did not require estimating expected credit losses over the expected life of the asset. Estimates of expected credit losses consider both historical charge-off and recovery experience as well as current economic conditions and management’s expectation of future charge-off and recovery levels. Expected losses related to risks other than credit risk are excluded from the allowance for credit losses. The allowance for credit losses is measured and recorded upon initial recognition of the loan, regardless of whether it is originated or purchased.
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
See Note 4 for additional information on financing receivables.
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
ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Based on analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of December 31, 2020.
Recent Accounting Pronouncements
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
In October 2020, the FASB issued amendments clarifying that, at each reporting date if a security contains additional future call dates, an entity must reevaluate whether the amortized cost basis exceeds the amount repayable by the issuer at the next call date. If so, the excess should be amortized to the next call date. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is not permitted. All entities should apply this update on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. ACC currently accounts for the additional call dates in accordance with this amendment.
Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB updated the accounting standards related to disclosures for fair value measurements. The update eliminates the following disclosures: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy of timing of transfers between levels of the fair value hierarchy, and (3) the valuation processes for Level 3 fair value measurements. The new disclosures include changes in unrealized gains and losses for the period included in OCI for recurring Level 3 fair value measurements of instruments held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs and how the weighted average was calculated. The new disclosures are required on a prospective basis; all other provisions should be applied retrospectively. The update is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for the entire standard or only the provisions to eliminate or modify disclosure requirements. ACC early adopted the provisions of the standard to eliminate or modify disclosure requirements in the fourth quarter of 2018. The update does not have an impact on ACC’s consolidated results of operations or financial condition.
Future Adoption of New Accounting Standards
Reference Rate Reform – Expedients for Contract Modifications
In March 2020, the FASB updated the accounting standards to provide optional expedients and exceptions for applying GAAP to contracts, hedging or other transactions that are affected by reference rate reform (i.e., the elimination of LIBOR). The following expedients are provided for modified contracts whose reference rate is changed: (1) receivables and debt contracts are accounted for prospectively by adjusting the effective interest rate, (2) leases are accounted for as a continuation of the existing contracts with no reassessments of the lease classification and discount rate or remeasurements of lease payments that otherwise would be required, and (3) an entity is not required to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract. When elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions. In January 2021, FASB updated the standard to allow an entity to elect to apply the treatment under the original guidance to derivative instruments that use an interest rate that for margining, discounting or contract price alignment that will be modified due to reference rate reform but did not qualify under the original guidance The adoption of the standard is not expected to have an impact on ACC’s consolidated results of operations and financial condition.
Income Taxes – Simplifying the Accounting for Income Taxes
In December 2019, the FASB updated the accounting standards to simplify the accounting for income taxes. The update eliminates certain exceptions to: (1) accounting principles related to intraperiod tax allocation to be applied on a prospective basis, (2) deferred tax liabilities related to outside basis differences to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption, and (3) year-to-date losses in interim periods to be applied on a prospective basis. The update also amends existing guidance related to situations when an entity receives: (1) a step-up in the tax basis of goodwill to be applied on a prospective basis, (2) an allocation of income tax expense when members of a consolidated tax filing group issue separate financial statements to be applied on a retrospective basis for all periods presented, (3) interim recognition of enactment of tax laws or rate changes to be applied on a prospective basis, and (4) franchise taxes and other taxes partially based on income to be applied on a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The standard is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. ACC is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.The adoption of the standard is not expected to have an impact on ACC’s consolidated results of operations and financial condition.
2. Deposit of Assets and Maintenance of Qualified Assets
Under the provisions of its certificates and the 1940 Act, ACC was required to have cash and “qualified assets” (as defined in Section 28(b) of the 1940 Act, as modified by an exemptive order of the SEC) in the amount of $6.8 billion and $7.5 billion as of December 31, 2020 and 2019, respectively. ACC reported Qualified Assets of $7.2 billion and $8.0 billion as of December 31, 2020 and 2019, respectively. Qualified Assets excluded net unrealized pretax gains on Available-for-Sale securities of $40.8 million and $14.0 million as of December 31, 2020 and 2019, respectively. Additionally, Qualified Assets excluded payables to brokers, dealers and clearing organizations of $10.3 million and $52.6 million as of December 31, 2020 and 2019, respectively.
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
Pursuant to provisions of the certificates, the 1940 Act, the Depository and Custodial Agreement and requirements of various states, Qualified Assets of ACC were deposited as follows:

	December 31, 2020
	Deposits	Required Deposits	Excess
	(in thousands)
Deposits to meet certificate liability requirements:
Pennsylvania and New Jersey (at market value)	$269	$130	$139
Texas and Illinois (at par value)	213	150	63
Custodian	7,147,906	6,763,328	384,578
Total	$7,148,388	$6,763,608	$384,780

	December 31, 2019
	Deposits	Required Deposits	Excess
	(in thousands)
Deposits to meet certificate liability requirements:
Pennsylvania and New Jersey (at market value)	$255	$130	$125
Texas and Illinois (at par value)	160	150	10
Custodian	7,998,357	7,529,648	468,709
Total	$7,998,772	$7,529,928	$468,844
The assets on deposit with the Custodian (or its subcustodian) as of December 31, 2020 and 2019 consisted of securities and other loans having a deposit value of $6.5 billion and $7.5 billion, respectively, mortgage loans on real estate of $122.3 million and $123.0 million, respectively, and other investments of $544.3 million and $365.9 million, respectively. There were $10.0 million and $51.8 million of payables to brokers, dealers and clearing organizations related to these assets on deposit as of December 31, 2020 and 2019, respectively.
Ameriprise Trust Company (“ATC”) is the Custodian for ACC. ATC has appointed JPMorgan Chase Bank, N.A. as its subcustodian. See Note 7 for information on related party transactions.

3. Investments

Investments in unaffiliated issuers were as follows:	December 31, 2020	December 31, 2019
	(in thousands)
Available-for-Sale securities:
Fixed maturities, at fair value (net of allowance for credit losses: 2020, nil; amortized cost: 2020, $6,334,451; 2019, $7,362,814)	$6,375,260	$7,376,772
Commercial mortgage loans and syndicated loans, at cost (net of allowance for credit losses: 2020, $3,190; 2019, $3,022; fair value: 2020, $274,739; 2019, $272,454)	269,540	269,859
Equity securities, at fair value (cost: 2020, $115; 2019, $299)	56	188
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	212	216
Total	$6,645,068	$7,647,035
Available-for-Sale securities distributed by type were as follows:

Description of Securities	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Residential mortgage backed securities	$2,496,350	$35,943	$(2,368)	$—	$2,529,925
Corporate debt securities	264,199	5,621	—	—	269,820
Commercial mortgage backed securities	1,475,446	7,150	(9,818)	—	1,472,778
Asset backed securities	626,777	4,778	(991)	—	630,564
State and municipal obligations	16,839	327	—	—	17,166
U.S. government and agency obligations	1,454,840	167	—	—	1,455,007
Total	$6,334,451	$53,986	$(13,177)	$—	$6,375,260

Description of Securities	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Residential mortgage backed securities	$3,052,502	$16,238	$(9,022)	$3,059,718
Corporate debt securities	519,365	5,580	(108)	524,837
Commercial mortgage backed securities	1,452,823	1,017	(2,949)	1,450,891
Asset backed securities	627,380	3,485	(1,162)	629,703
State and municipal obligations	32,622	223	(105)	32,740
U.S. government and agency obligations	1,678,122	762	(1)	1,678,883
Total	$7,362,814	$27,305	$(13,347)	$7,376,772
As of December 31, 2020 and 2019, accrued interest of $7.4 million and $12.9 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in receivables on the Consolidated Balance Sheets.
As of December 31, 2020 and 2019, investment securities with a fair value of $242 thousand and $133 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.
As of December 31, 2020 and 2019, fixed maturity securities comprised approximately 88% and 92%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. As of December 31, 2020 and 2019, approximately nil and $8.3 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC, using criteria similar to those used by NRSROs.

A summary of fixed maturity securities by rating was as follows:

Ratings	December 31, 2020			December 31, 2019
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$5,774,067	$5,803,399	91%	$6,551,393	$6,554,916	89%
AA	219,978	223,221	3	127,621	128,753	2
A	165,442	169,520	3	289,553	293,204	4
BBB	166,734	170,885	3	381,044	386,791	5
Below investment grade	8,230	8,235	—	13,203	13,108	—
Total fixed maturities	$6,334,451	$6,375,260	100%	$7,362,814	$7,376,772	100%
As of December 31, 2020 and 2019, approximately 34% and 32%, respectively, of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	December 31, 2020
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	49	$144,057	$(751)	56	$317,650	$(1,617)	105	$461,707	$(2,368)
Commercial mortgage backed securities	20	406,473	(4,810)	11	177,503	(5,008)	31	583,976	(9,818)
Asset backed securities	5	49,916	(214)	10	151,440	(777)	15	201,356	(991)
Total	74	$600,446	$(5,775)	77	$646,593	$(7,402)	151	$1,247,039	$(13,177)

Description of Securities	December 31, 2019
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	64	$987,968	$(3,731)	90	$776,834	$(5,291)	154	$1,764,802	$(9,022)
Corporate debt securities	1	1,201	—	8	52,348	(108)	9	53,549	(108)
Commercial mortgage backed securities	33	891,414	(1,662)	24	232,184	(1,287)	57	1,123,598	(2,949)
Asset backed securities	8	59,048	(95)	14	183,116	(1,067)	22	242,164	(1,162)
State and municipal obligations	—	—	—	1	2,705	(105)	1	2,705	(105)
U.S. government and agency obligations	2	99,606	(1)	—	—	—	2	99,606	(1)
Total	108	$2,039,237	$(5,489)	137	$1,247,187	$(7,858)	245	$3,286,424	$(13,347)
As part of ACC’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities during the twelve months ended December 31, 2020 is primarily attributable to lower interest rates as well as tightening of credit spreads. Consistent with the accounting policy described in Note 2, ACC did not recognize any of the total unrealized losses in earnings because it was determined that such losses were due to non-credit factors. ACC does not intend to sell these securities and does not believe that it is more likely than not that ACC will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of December 31, 2020, 96% of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.

There were no amounts recognized in the allowance for credit losses on Available-for-Sale securities during the twelve months ended December 31, 2020. Prior to January 1, 2020, credit losses on Available-for-Sale securities were not recorded in an allowance but were recorded as a reduction of the book value of the security if the security was other-than-temporarily impaired.
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
The following table presents a rollforward of the net unrealized gains (losses) on Available-for-Sale securities included in AOCI:

	Net Unrealized Gains (Losses) on Securities	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Gains (Losses) on Securities
	(in thousands)
Balance at January 1, 2018	$(9,579)	$3,952	$(5,627)	(2)
Cumulative effect of adoption of equity securities guidance	3	(1)
Net unrealized gains (losses) on securities arising during the period (1)	(37,534)	9,208	(28,326)
Reclassification of net (gains) losses on securities included in net income	152	(32)	120
Balance at December 31, 2018	(46,958)	13,127	(33,833)	(2)
Net unrealized gains (losses) on securities arising during the period (1)	61,110	(14,863)	46,247
Reclassification of net (gains) losses on securities included in net income	(194)	41	(153)
Balance at December 31, 2019	13,958	(1,695)	12,263	(2)
Net unrealized gains (losses) on securities arising during the period	29,802	(7,039)	22,763
Reclassification of net (gains) losses on securities included in net income	(2,950)	620	(2,330)
Balance at December 31, 2020	$40,810	$(8,114)	$32,696
(1) Net unrealized gains (losses) on securities arising during the period include OTTI losses on Available-for-Sale securities related to factors other than credit that were recognized in OCI during the period.
(2) Includes $2 thousand of noncredit related impairments on securities and net unrealized gains (losses) on previously impaired securities as of December 31, 2019 and 2018.
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Gross realized investment gains	$2,950	$265	$909
Gross realized investment losses	—	(71)	(1,061)
Total	$2,950	$194	$(152)
Available-for-Sale securities by contractual maturity as of December 31, 2020 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$1,630,748	$1,632,925
Due after one year through five years	104,922	108,799
Due after five years through 10 years	208	269
Due after 10 years	—	—
	1,735,878	1,741,993
Residential mortgage backed securities	2,496,350	2,529,925
Commercial mortgage backed securities	1,475,446	1,472,778
Asset backed securities	626,777	630,564
Total	$6,334,451	$6,375,260
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
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses for the year ended December 31:

Commercial Loans
(in thousands)
Balance, December 31, 2019 (1)	$3,022
Cumulative effect of adoption of current expected credit losses guidance	(771)
Balance, January 1, 2020	2,251
Provisions	939
Balance, December 31, 2020	$3,190
(1) Prior to January 1, 2020, the allowance for credit losses was based on an incurred loss model that did not require estimating expected credit losses over the expected life of the asset.

	Commercial Loans
	2019	2018
	(in thousands)
Balance at January 1	$3,120	$3,283
Charge-offs	(98)	(163)
Balance at December 31	$3,022	$3,120
As of December 31, 2020 and 2019, accrued interest on commercial loans was $1.0 million and $1.2 million, respectively, and is recorded in receivables on the Consolidated Balance Sheets and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the years ended December 31, 2020, 2019 and 2018, ACC purchased $33.1 million, $40.3 million and $83.8 million, respectively, of syndicated loans and sold $4.3 million, $10.8 million and $7.1 million, respectively, of syndicated loans.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $2.9 million and $2.3 million as of December 31, 2020 and 2019, respectively. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were nil as of both December 31, 2020 and 2019. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. Total commercial mortgage loan modifications in 2020 due to the COVID-19 pandemic consisted of five loans with a total unpaid balance of $8.9 million. Modifications primarily consisted of short-term forbearance and interest only payments. As of December 31, 2020, all loans have returned to their normal payment schedules. Total commercial mortgage loans past due were nil as of both as of December 31, 2020 and 2019.
The table below presents the amortized cost basis of commercial mortgage loans as of December 31, 2020 by year of origination and loan-to-value ratio:

Loan-to-Value Ratio	2020	2019	2018	2017	2016	Prior	Total
	(in thousands)
> 100%	$—	$—	$—	$—	$—	$—	$—
80% - 100%	—	—	3,344	—	—	—	3,344
60% - 80%	4,237	13,002	—	3,050	—	3,657	23,946
40% - 60%	3,000	7,331	—	7,788	1,379	8,076	27,574
< 40%	—	1,531	11,004	11,430	5,564	38,857	68,386
Total	$7,237	$21,864	$14,348	$22,268	$6,943	$50,590	$123,250

Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type.
In addition, ACC reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31,		December 31,
	2020	2019	2020	2019
	(in thousands)
East North Central	$8,926	$6,424	7%	5%
East South Central	3,614	4,266	3	4
Middle Atlantic	13,211	15,495	11	12
Mountain	12,863	13,556	10	11
New England	6,983	7,191	6	6
Pacific	41,284	39,342	34	31
South Atlantic	17,550	18,835	14	15
West North Central	6,668	7,396	5	6
West South Central	12,151	12,876	10	10
	123,250	125,381	100%	100%
Less: allowance for loan losses	931	2,341
Total	$122,319	$123,040
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31,		December 31,
	2020	2019	2020	2019
	(in thousands)
Apartments	$33,460	$32,162	27%	25%
Industrial	25,971	24,969	21	20
Mixed use	11,532	12,105	10	10
Office	14,332	14,952	12	12
Retail	37,307	39,719	30	32
Hotel	300	432	—	—
Other	348	1,042	—	1
	123,250	125,381	100%	100%
Less: allowance for loan losses	931	2,341
Total	$122,319	$123,040
Syndicated Loans
The recorded investment in syndicated loans as of December 31, 2020 and 2019 was $149.5 million and $147.5 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. Total syndicated loans past due were $0.8 million and nil as of December 31, 2020 and 2019, respectively. ACC assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.
The table below presents the amortized cost basis of syndicated loans as of December 31, 2020 by origination year and internal risk rating:

Internal Risk Rating	2020	2019	2018	2017	2016	Prior	Total
	(in thousands)
Risk 5	$—	$—	$266	$—	$—	$786	$1,052
Risk 4	—	—	977	2,148	—	2,317	5,442
Risk 3	—	1,935	2,231	6,309	3,145	6,543	20,163
Risk 2	6,970	14,516	16,643	17,946	3,338	10,397	69,810
Risk 1	3,443	7,109	12,260	14,796	5,535	9,870	53,013
Total	$10,413	$23,560	$32,377	$41,199	$12,018	$29,913	$149,480

Certificate Loans
Certificate loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to certificate loans, ACC does not record an allowance for credit losses.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of both December 31, 2020 and 2019. There were no loans accounted for as a troubled debt restructuring by ACC during the years ended December 31, 2020, 2019 and 2018. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.
5. Certificate Reserves
Reserves maintained on outstanding certificates have been computed in accordance with the provisions of the certificates and Section 28 of the 1940 Act. The average rates of accumulation on certificate reserves were as follows:

	December 31, 2020
	Reserve Balance	Average Gross Accumulation Rates (3)	Average Additional Credit Rates (4)
	(in thousands, except percentages)
Installment certificates:
Reserves to mature:
Without guaranteed rates (1)	$6,016	0.51%	0.51%
Fully paid certificates:
Reserves to mature:
With guaranteed rates	5,377	3.18%	0.01%
Without guaranteed rates (1)	6,367,062	0.26%	0.26%
Equity indexed (2)	374,129	N/A	N/A
Additional credits and accrued interest:
With guaranteed rates	33	3.00%	—
Without guaranteed rates (1)	7,414	N/A	N/A
Due to unlocated certificate holders	400	N/A	N/A
Total	$6,760,431

	December 31, 2019
	Reserve Balance	Average Gross Accumulation Rates (3)	Average Additional Credit Rates (4)
	(in thousands, except percentages)
Installment certificates:
Reserves to mature:
Without guaranteed rates (1)	$5,371	1.05%	1.05%
Fully paid certificates:
Reserves to mature:
With guaranteed rates	5,710	3.19%	0.01%
Without guaranteed rates (1)	7,063,066	1.37%	1.37%
Equity indexed (2)	434,412	N/A	N/A
Additional credits and accrued interest:
With guaranteed rates	41	2.95%	—
Without guaranteed rates (1)	13,284	N/A	N/A
Due to unlocated certificate holders	439	N/A	N/A
Total	$7,522,323
N/A Not Applicable.
(1) There is no minimum rate of accrual on these reserves. Interest is declared periodically, quarterly, or annually in accordance with the terms of the separate series of certificates.
(2) Ameriprise Stock Market Certificate and Ameriprise Market Strategy Certificate enable the certificate owner to participate in any relative rise in a major stock market index up to a cap without risking loss of principal. The certificates have market participation terms of 52, 104 or 156 weeks and may continue for up to 15 years. The reserve balances on these certificates as of December 31, 2020 and 2019 were $397.1 million and $462.9 million, respectively.
(3) The average gross accumulation rate is the additional credit rate plus the guaranteed minimum rate, if applicable, based on the weighted-average reserves as of December 31, 2020 and 2019.
(4) The average additional credit rate is the declared interest rate in excess of the guaranteed minimum rate, if applicable, based on the weighted-average reserves as of December 31, 2020 and 2019.

On certain series of single payment certificates, additional interest is pre-declared for periods greater than one year. The retained earnings appropriated for the pre-declared additional interest as of December 31, 2020 and 2019 was $21 thousand and $321 thousand, respectively, which reflects the difference between certificate reserves on these series, calculated on a statutory basis, and the reserves maintained per books.
The carrying amounts of net certificate reserves consisted of the following:

	December 31,
	2020	2019
	(in thousands)
Reserves with terms of one year or less	$6,521,498	$7,197,839
Other	238,933	324,484
Total certificate reserves	6,760,431	7,522,323
Unapplied certificate transactions	2,315	810
Certificate loans and accrued interest	(215)	(219)
Total	$6,762,531	$7,522,914
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
Ameriprise Financial and ACC entered into a Capital Support Agreement on March 2, 2009, pursuant to which Ameriprise Financial agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements. Effective April 30, 2014, this agreement was amended to revise the maximum commitment to $50.0 million. For the year ended December 31, 2020, Ameriprise Financial has not infused any additional capital into ACC under this agreement.
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
The following is a general description of the basis for determining distribution fees for ACC’s products:
•Ameriprise Cash Reserve Certificates have contractual distribution fee rates of 0.03% of the initial payment on the issue date of the certificate and 0.03% of the certificate’s reserve at the beginning of the second and subsequent quarters from issue date.
•Ameriprise Flexible Savings Certificates have contractual distribution fee rates of 0.08% of the initial investment amount on the first day of the certificate’s term and 0.08% of the certificate’s reserve at the beginning of the second and subsequent quarters from issue date or at the end of the renewal grace period when the renewal corresponds with the quarterly reserve payment for all terms except seven and thirteen months. For seven month terms, Ameriprise Flexible Savings Certificates have contractual distribution fee rates of 0.08% of the initial investment amount on the first day of the certificate’s term, 0.08% of the certificate’s reserve at the beginning of the second quarter from issue date and 0.027% of the certificate’s reserve at the beginning of the last month of the certificate term. For thirteen month terms, Ameriprise Flexible Savings Certificates have contractual distribution fee rates of 0.032% of the initial investment amount on the first day of the certificate’s term, 0.032% of the certificate’s reserve at the beginning of the second, third and fourth quarters from issue date and 0.011% of the certificate’s reserve at the beginning of the last month of the certificate term.
•Ameriprise Stock Market Certificates have contractual distribution fee rates of 0.50%, 1.00% and 1.50% for the 52, 104 and 156 week terms, respectively, of each payment made prior to the beginning of the first certificate’s participation term and of the certificate’s reserve at the beginning of each subsequent participation term.

•Ameriprise Market Strategy Certificates have contractual distribution fee rates of 0.50% of the certificate’s reserve at the beginning of each participation term.
•Ameriprise Installment Certificates have contractual distribution fee rates of 0.50% of all payments received on or after issue of the certificate until the certificate’s maturity date.
•Ameriprise Step-Up Rate Certificates have contractual distribution fee rates of 0.075% of the initial investment amount on the first day of the certificate’s term and 0.075% of the certificate’s reserve at the beginning of the second and subsequent quarters from issue date or at the end of the renewal grace period when the renewal corresponds with the quarterly reserve payment.
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
Level 3    Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$544,283	$—	$544,283
Available-for-Sale securities:
Residential mortgage backed securities	—	2,529,925	—	2,529,925
Corporate debt securities	—	263,763	6,057	269,820
Commercial mortgage backed securities	—	1,472,778	—	1,472,778
Asset backed securities	—	625,673	4,891	630,564
State and municipal obligations	—	17,166	—	17,166
U.S. government and agency obligations	1,455,007	—	—	1,455,007
Total Available-for-Sale securities	1,455,007	4,909,305	10,948	6,375,260
Equity securities	—	56	—	56
Equity derivative contracts	19	66,644	—	66,663
Total assets at fair value	$1,455,026	$5,520,288	$10,948	$6,986,262

Liabilities
Stock market certificate embedded derivatives	$—	$8,282	$—	$8,282
Equity derivative contracts	—	59,924	—	59,924
Total liabilities at fair value	$—	$68,206	$—	$68,206

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$365,867	$—	$365,867
Available-for-Sale securities:
Residential mortgage backed securities	—	3,059,718	—	3,059,718
Corporate debt securities	—	510,567	14,270	524,837
Commercial mortgage backed securities	—	1,450,891	—	1,450,891
Asset backed securities	—	624,869	4,834	629,703
State and municipal obligations	—	32,740	—	32,740
U.S. government and agency obligations	1,678,883	—	—	1,678,883
Total Available-for-Sale securities	1,678,883	5,678,785	19,104	7,376,772
Equity securities	—	116	72	188
Equity derivative contracts	6	56,038	—	56,044
Total assets at fair value	$1,678,889	$6,100,806	$19,176	$7,798,871

Liabilities
Stock market certificate embedded derivatives	$—	$13,961	$—	$13,961
Equity derivative contracts	—	43,598	—	43,598
Total liabilities at fair value	$—	$57,559	$—	$57,559

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	Available-for-Sale Securities				Equity Securities
	Corporate Debt Securities	Asset Backed Securities	Total

Balance, January 1, 2020	$14,270	$4,834	$19,104		$72
Total gains (losses) included in:
Net income	(29)	26	(3)	(1)	—
Other comprehensive income (loss)	116	31	147		—
Purchases	—	—	—		—
Sales	—	—	—		(113)
Settlements	(8,300)	—	(8,300)		—
Transfers into Level 3	—	—	—		113
Transfers out of Level 3	—	—	—		(72)
Balance, December 31, 2020	$6,057	$4,891	$10,948		$—
Changes in unrealized gains (losses) in net income relating to assets held at December 31, 2020	$—	$26	$26	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at December 31, 2020	$116	$31	$147		$—

	Available-for-Sale Securities						Equity Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in thousands)
Balance, January 1, 2019	$62,588	$41,842	$19,787	$—	$124,217		$—
Total gains (losses) included in:
Net income	21	(56)	—	17	(18)	(1)	(273)	(2)
Other comprehensive income (loss)	116	484	—	(11)	589		—
Purchases	72,883	—	—	—	72,883		—
Settlements	(6,881)	(28,000)	—	—	(34,881)		—
Transfers into Level 3	—	—	—	4,828	4,828		465
Transfers out of Level 3	(128,727)	—	(19,787)	—	(148,514)		(120)
Balance, December 31, 2019	$—	$14,270	$—	$4,834	$19,104		$72
Changes in unrealized gains (losses) relating to assets held at December 31, 2019	$—	$(46)	$—	$17	$(29)	(1)	$(276)	(2)

	Available-for-Sale Securities						Equity Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in thousands)
Balance, January 1, 2018	$68,710	$67,341	$—	$—	$136,051		$28
Total gains (losses) included in:
Net income	18	(229)	1	—	(210)	(1)	—
Other comprehensive income (loss)	(389)	(270)	(1)	—	(660)		—
Purchases	59,999	—	59,787	12,333	132,119		—
Settlements	(23,352)	(25,000)	—	—	(48,352)		—
Transfers out of Level 3	(42,398)	—	(40,000)	(12,333)	(94,731)		(28)
Balance, December 31, 2018	$62,588	$41,842	$19,787	$—	$124,217		$—
Changes in unrealized gains (losses) relating to assets held at December 31, 2018	$104	$(61)	$1	$—	$44	(1)	$—
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets:

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$6,054	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1% - 1.1%	1.1%

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$14,267	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9% - 1.1%	1.0%
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
Derivatives
The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of December 31, 2020 and 2019. See Note 9 and Note 10 for further information on the credit risk of derivative instruments and related collateral.
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

	December 31, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$147,221	$—	$139,180	$7,838	$147,018
Commercial mortgage loans	122,319	—	—	127,721	127,721
Certificate loans	212	—	212	—	212
Financial Liabilities
Certificate reserves	$6,752,149	$—	$—	$6,751,705	$6,751,705

	December 31, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$146,819	$—	$140,294	$6,287	$146,581
Commercial mortgage loans	123,040	—	—	125,873	125,873
Certificate loans	216	—	216	—	216
Financial Liabilities
Certificate reserves	$7,508,362	$—	$—	$7,497,180	$7,497,180
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

The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	December 31, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$66,644	$—	$66,644	$(59,924)	$(6,693)	$27
Exchange-traded	19	—	19	—	—	19
Total	$66,663	$—	$66,663	$(59,924)	$(6,693)	$46

	December 31, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$56,038	$—	$56,038	$(43,598)	$(12,185)	$255
Exchange-traded	6	—	6	—	—	6
Total	$56,044	$—	$56,044	$(43,598)	$(12,185)	$261
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	December 31, 2020
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$59,924	$—	$59,924	$(59,924)	$—	$—
Total	$59,924	$—	$59,924	$(59,924)	$—	$—

	December 31, 2019
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$43,598	$—	$43,598	$(43,598)	$—	$—
Total	$43,598	$—	$43,598	$(43,598)	$—	$—
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
ACC uses derivatives as economic hedges of equity risk related to SMC. ACC does not designate any derivatives as accounting hedges. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	December 31, 2020			December 31, 2019
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Equity contracts (1)	$586,976	$66,663	$59,924	$742,387	$56,044	$43,598
Embedded derivatives
Stock market certificates (2)	N/A	—	8,282	N/A	—	13,961
Total derivatives	$586,976	$66,663	$68,206	$742,387	$56,044	$57,559
N/A Not applicable
(1) The gross fair value of equity contracts is included in Derivative assets and Derivative liabilities on the Consolidated Balance Sheets.
(2) The gross fair value of SMC embedded derivatives is included in Certificate reserves on the Consolidated Balance Sheets.
See Note 8 for additional information regarding ACC’s fair value measurement of derivative instruments.
The following tables present a summary of the impact of derivatives not designated as accounting hedges, including embedded derivatives, on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Years Ended December 31,
		2020	2019		2018
		(in thousands)
Equity contracts
Stock market certificates	Net provision for certificate reserves	$1,271	$10,743		$(3,645)
Stock market certificates embedded derivatives	Net provision for certificate reserves	(1,214)	(9,317)	(1)	4,027
Total		$57	$1,426		$382
(1) This amount includes the impact of an out-of-period correction recorded in 2019. See Note 1 for more information.
Ameriprise SMC offers a return based upon the relative change in a major stock market index between the beginning and end of the certificate’s term. The SMC product contains an embedded derivative. The equity based return of the certificate must be separated from the host contract and accounted for as a derivative instrument. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by ACC related to the SMC product will positively or negatively impact earnings. As a means of hedging its obligations under the provisions for these certificates, ACC purchases and writes call options on the S&P 500® Index. ACC views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels. ACC also purchases futures on the S&P 500® Index to economically hedge its obligations. The futures are marked-to-market daily and exchange traded, exposing ACC to minimal counterparty risk.
Ameriprise Step-Up Rate Certificates (“SRC”) offer the ability to step up to a higher crediting rate based upon the then-current rate for a new SRC with the same term. The SRC was closed to new sales effective April 1, 2020. ACC does not currently hedge the interest rate risk related to the SRC product. The SRC product contains an embedded derivative, which was not material as of both December 31, 2020 and 2019.
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

11. Shareholder’s Equity
The following table provides information related to amounts reclassified from AOCI for the years ended December 31:

Accumulated Other Comprehensive Income (Loss) Reclassification	Location of (Gain) Loss Recognized in Income	2020	2019
		(in thousands)
Unrealized net (gains) losses on Available-for-Sale securities	Net realized gain (loss) on investments	$(2,950)	$(194)
Tax expense (benefit)	Income tax expense (benefit)	620	41
Net of tax		$(2,330)	$(153)
ACC received cash contributions of $10 million and $4.5 million from Ameriprise Financial during the years ended December 31, 2020 and 2019, respectively. ACC received these contributions to maintain compliance with capital requirements and these contributions were outside of the Capital Support Agreement between Ameriprise Financial and ACC. See Note 6 for additional information on the Capital Support Agreement.
ACC paid dividends of $82 million and $73.7 million to Ameriprise Financial during the years ended December 31, 2020 and 2019, respectively. The dividends for the year ended December 31, 2019 include ACC’s payment of $12.7 million to Ameriprise Financial in the second quarter of 2019 for the settlement of deferred federal income taxes. See Note 12 for more information.
12. Income Taxes
The components of income tax provision were as follows:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Current income tax:
Federal	$5,576	$14,167	$12,995
State and local	1,065	2,398	1,745
Total current income tax	6,641	16,565	14,740
Deferred income tax:
Federal	2,188	(2,295)	913
State and local	438	(421)	111
Total deferred income tax	2,626	(2,716)	1,024
Total income tax provision	$9,267	$13,849	$15,764
The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 21% were as follows:

	Years Ended December 31,
	2020	2019	2018
Tax at U.S. statutory rate	21.0%	21.0%	21.0%
Changes in taxes resulting from:
State income tax, net	3.0	2.7	2.4
Uncertain tax positions	—	—	1.8
Other	(0.1)	0.3	0.6
Income tax provision	23.9%	24.0%	25.8%
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

Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. Deferred income tax assets and liabilities are measured at the statutory rate of 21% as of both December 31, 2020 and 2019. The significant components of ACC’s deferred income tax assets and liabilities, which are included in Deferred taxes, net on the Consolidated Balance Sheets, were as follows:

	December 31,
	2020	2019
	(in thousands)
Deferred income tax assets:
Certificate reserves	$2,526	$5,022
Other	81	162
Total deferred income tax assets	2,607	5,184
Deferred income tax liabilities:
Investment unrealized gains, net	9,783	3,365
Investments, including bond discounts and premiums	1,066	831
Total deferred income tax liabilities	10,849	4,196
Net deferred income tax assets	$(8,242)	$988
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2020	2019	2018
	(in thousands)
Balance at January 1	$3,767	$3,770	$2,531
Additions based on tax positions related to the current year	167	715	1,112
Additions for tax positions of prior years	—	—	127
Reductions for tax positions of prior years	(194)	(718)	—
Reductions due to lapse of statute of limitations	(209)	—	—
Balance at December 31	$3,531	$3,767	$3,770
If recognized, approximately $2.8 million, $3.0 million and $3.0 million, net of federal tax benefits, of the unrecognized tax benefits as of December 31, 2020, 2019 and 2018, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. ACC estimates that the total amount of gross unrecognized tax benefits may decrease by $9 thousand in the next 12 months primarily due to state exams.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized increases of $133 thousand, $156 thousand and $132 thousand for interest and penalties for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019, ACC had a payable of $513 thousand and $380 thousand, respectively, related to accrued interest and penalties.
ACC files income tax returns as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. The federal statute of limitations are closed on years through 2015, except for one issue for 2014 and 2015 which was claimed on amended returns. The Internal Revenue Service (“IRS”) is currently auditing Ameriprise Financial’s U.S. income tax returns for 2016, 2017 and 2018. Ameriprise Financial’s or its subsidiaries’, including ACC’s, state income tax returns are currently under examination by various jurisdictions for years ranging from 2010 through 2019.
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

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers
December 31, 2019

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CASH EQUIVALENTS
COMMERCIAL PAPER
AMERICAN ELECTRIC POWER COMPANY INC	1/22/2020	—%	$15,000	$14,983	$14,983
BANK OF NEW YORK MELLON CORP/THE	1/2/2020	—	40,000	39,998	39,998
CENTERPOINT ENERGY INC	1/2/2020	—	35,100	35,098	35,098
CMS ENERGY CORPORATION	1/2/2020	—	21,000	20,999	20,999
CRAWFORD GROUP INC	1/7/2020	—	40,000	39,987	39,987
DUPONT DE NEMOURS INC	1/16/2020	—	44,030	43,992	43,992
EVERSOURCE ENERGY	1/8/2020	—	35,000	34,987	34,987
J M SMUCKER CO	1/7/2020	—	22,800	22,792	22,792
MCKESSON CORP	1/13/2020	—	29,500	29,480	29,480
NISOURCE INC	1/13/2020	—	20,000	19,986	19,986
NISOURCE INC	1/17/2020	—	20,000	19,981	19,981
PPL CORPORATION	1/3/2020	—	4,800	4,799	4,799
PPL CORPORATION	1/6/2020	—	23,600	23,594	23,594
THE SOUTHERN COMPANY	1/10/2020	—	11,200	11,194	11,194
THE SOUTHERN COMPANY	1/14/2020	—	4,000	3,997	3,997
TOTAL COMMERCIAL PAPER				365,867	365,867
TOTAL CASH EQUIVALENTS				365,867	365,867

FIXED MATURITIES
U.S. GOVERNMENT AND AGENCY OBLIGATIONS
UNITED STATES TREASURY BILL	1/2/2020	—	50,000	49,997	49,997
UNITED STATES TREASURY BILL	1/30/2020	—	50,000	49,916	49,945
UNITED STATES TREASURY BILL	2/27/2020	—	75,000	74,779	74,827
UNITED STATES TREASURY BILL	3/26/2020	—	75,000	74,665	74,737
UNITED STATES TREASURY BILL	4/23/2020	—	60,000	59,697	59,718
UNITED STATES TREASURY BILL	5/21/2020	—	60,000	59,635	59,648
UNITED STATES TREASURY BILL	6/18/2020	—	60,000	59,567	59,571
UNITED STATES TREASURY BILL	1/9/2020	—	50,000	49,976	49,987
UNITED STATES TREASURY BILL	1/16/2020	—	50,000	49,957	49,972
UNITED STATES TREASURY BILL	1/23/2020	—	50,000	49,937	49,958
UNITED STATES TREASURY BILL	2/6/2020	—	75,000	74,857	74,891
UNITED STATES TREASURY BILL	2/13/2020	—	75,000	74,828	74,871
UNITED STATES TREASURY BILL	2/20/2020	—	75,000	74,809	74,847
UNITED STATES TREASURY BILL	3/5/2020	—	75,000	74,752	74,805
UNITED STATES TREASURY BILL	3/12/2020	—	75,000	74,725	74,783
UNITED STATES TREASURY BILL	3/19/2020	—	75,000	74,692	74,764
UNITED STATES TREASURY BILL	4/2/2020	—	75,000	74,651	74,713
UNITED STATES TREASURY BILL	4/9/2020	—	60,000	59,730	59,752
UNITED STATES TREASURY BILL	4/16/2020	—	60,000	59,711	59,737
UNITED STATES TREASURY BILL	4/30/2020	—	60,000	59,673	59,698
UNITED STATES TREASURY BILL	5/7/2020	—	60,000	59,679	59,683
UNITED STATES TREASURY BILL	5/14/2020	—	60,000	59,654	59,662
UNITED STATES TREASURY BILL	5/28/2020	—	60,000	59,614	59,625
UNITED STATES TREASURY BILL	6/4/2020	—	60,000	59,594	59,609
UNITED STATES TREASURY BILL	6/11/2020	—	60,000	59,590	59,592
UNITED STATES TREASURY BILL	6/25/2020	—	50,000	49,618	49,628

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

UNITED STATES TREASURY BILL	7/2/2020	—	50,000	49,610	49,609
UNITED STATES TREASURY BOND	11/15/2028	5.250	200	209	254
TOTAL U. S. GOVERNMENT AND AGENCY OBLIGATIONS				1,678,122	1,678,883

STATE AND MUNICIPAL OBLIGATIONS
CARSON CALIFORNIA REDEVELOPMENT AGENCY	2/1/2020	3.757	3,205	3,205	3,209
FLORIDA ST MID-BAY BRIDGE AUTHORITY	10/1/2021	3.784	1,845	1,845	1,865
KENTUCKY ST PPTY & BLDGS COMMN	5/1/2020	2.263	1,285	1,285	1,287
KENTUCKY ST PPTY & BLDGS COMMN	5/1/2021	2.564	1,100	1,100	1,106
L'ANSE CREUSE MICHIGAN PUBLIC SCHOOLS	5/1/2020	2.159	5,000	5,000	5,007
MICHIGAN STATE HOUSING DEVELOPMENT	4/1/2020	1.946	1,080	1,080	1,081
NEW HOPE CULTURAL EDU FACS FIN CORPORATION	7/1/2020	4.125	2,810	2,810	2,705
PORT OF SEATTLE	5/1/2020	2.007	5,000	5,000	5,003
STATE OF CONNECTICUT	9/15/2020	3.750	4,250	4,268	4,303
STATE OF CONNECTICUT	9/15/2021	4.000	3,000	3,033	3,097
STATE OF CONNECTICUT	9/15/2022	3.471	2,000	2,000	2,071
SUCCESSOR AGENCY TO THE PALM DESERT REDEVELOPMENT AGENCY	10/1/2020	2.250	2,000	1,996	2,006
TOTAL STATE AND MUNICIPAL OBLIGATIONS				32,622	32,740

RESIDENTIAL MORTGAGE BACKED SECURITIES
AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES
FANNIE MAE 06-36 GF	5/25/2036	2.092	4,159	4,174	4,130
FANNIE MAE 07-46 FB	5/25/2037	2.162	1,802	1,805	1,800
FANNIE MAE 09-107 FL	2/25/2038	2.442	2,012	2,020	2,030
FANNIE MAE 13-2 KF	1/25/2037	1.972	6,919	6,907	6,843
FANNIE MAE AF-2015-22C	4/25/2045	2.041	13,534	13,488	13,477
FANNIE MAE AF-2015-42	6/25/2055	2.021	13,025	12,956	13,007
FANNIE MAE AF-2015-91	12/25/2045	2.061	13,716	13,656	13,630
FANNIE MAE FA-2015-4	2/25/2045	2.041	5,339	5,345	5,318
FANNIE MAE FW-2015-84	11/25/2045	2.041	13,957	13,938	13,900
FANNIE MAE 07-6	2/25/2037	2.242	6,211	6,221	6,225
FANNIE MAE 09-101	12/25/2039	2.632	10,336	10,487	10,495
FANNIE MAE 12-133	4/25/2042	2.042	9,390	9,362	9,259
FANNIE MAE 16-2	2/25/2056	2.189	4,372	4,366	4,371
FANNIE MAE 303970	9/1/2024	6.000	112	111	124
FANNIE MAE 545492	2/1/2022	5.500	32	32	35
FANNIE MAE 725558	6/1/2034	4.463	45	45	47
FANNIE MAE 725694	7/1/2034	3.383	164	161	167
FANNIE MAE 725719	7/1/2033	3.546	352	350	360
FANNIE MAE 735034	10/1/2034	4.017	2,938	3,088	3,053
FANNIE MAE 735702	7/1/2035	4.472	2,210	2,271	2,316
FANNIE MAE 794787	10/1/2034	3.749	98	99	102
FANNIE MAE 799733	11/1/2034	3.573	187	189	194
FANNIE MAE 801337	9/1/2034	3.843	1,644	1,728	1,703
FANNIE MAE 801917	10/1/2034	3.881	261	262	271
FANNIE MAE 804561	9/1/2034	4.320	424	424	446
FANNIE MAE 807219	1/1/2035	3.878	914	921	959
FANNIE MAE 809532	2/1/2035	4.768	165	166	173
FANNIE MAE 834552	8/1/2035	4.117	217	218	227

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE 889485	6/1/2036	4.194	2,243	2,278	2,348
FANNIE MAE 922674	4/1/2036	4.578	1,039	1,063	1,095
FANNIE MAE 968438	1/1/2038	3.655	1,037	1,089	1,080
FANNIE MAE 995123	8/1/2037	4.487	916	947	971
FANNIE MAE 995548	9/1/2035	4.353	1,012	1,034	1,058
FANNIE MAE 995604	11/1/2035	4.068	3,560	3,746	3,736
FANNIE MAE 995614	8/1/2037	3.207	816	858	825
FANNIE MAE AB1980	12/1/2020	3.000	361	362	370
FANNIE MAE AB5230	5/1/2027	2.500	6,492	6,588	6,579
FANNIE MAE AD0901	4/1/2040	4.709	3,565	3,786	3,752
FANNIE MAE AE0559	12/1/2034	3.858	2,828	2,967	2,948
FANNIE MAE AE0566	8/1/2035	4.408	2,064	2,167	2,168
FANNIE MAE AF-2016-11	3/25/2046	2.191	6,932	6,920	6,951
FANNIE MAE AF-2016-87	11/25/2046	2.109	9,565	9,561	9,523
FANNIE MAE AF-2016-88	12/25/2046	2.149	7,970	7,970	7,965
FANNIE MAE AF-2018-87	12/25/2048	2.009	27,244	27,130	26,940
FANNIE MAE AF-204620	11/15/2042	2.149	8,423	8,408	8,425
FANNIE MAE AL1037	1/1/2037	4.628	2,145	2,279	2,265
FANNIE MAE AL2269	10/1/2040	4.168	2,387	2,537	2,522
FANNIE MAE AL3935	9/1/2037	4.267	5,615	5,926	5,892
FANNIE MAE AL3961	2/1/2039	4.502	3,320	3,501	3,465
FANNIE MAE AL4100	9/1/2036	4.249	5,691	5,990	5,959
FANNIE MAE AL4110	3/1/2037	3.874	3,825	4,016	3,994
FANNIE MAE AL4114	2/1/2039	4.442	5,483	5,809	5,792
FANNIE MAE AO8746	8/1/2027	2.500	11,592	11,871	11,746
FANNIE MAE ARM 190726	3/1/2033	4.825	68	70	71
FANNIE MAE ARM 249907	2/1/2024	5.250	83	83	85
FANNIE MAE ARM 303259	3/1/2025	4.627	12	12	12
FANNIE MAE ARM 545786	6/1/2032	4.665	179	180	180
FANNIE MAE ARM 620293	1/1/2032	3.900	142	141	147
FANNIE MAE ARM 651629	8/1/2032	4.143	160	160	166
FANNIE MAE ARM 654158	10/1/2032	3.415	137	138	143
FANNIE MAE ARM 655646	8/1/2032	4.215	94	94	97
FANNIE MAE ARM 655798	8/1/2032	3.736	219	219	230
FANNIE MAE ARM 661349	9/1/2032	4.145	83	83	88
FANNIE MAE ARM 661744	10/1/2032	4.114	193	194	202
FANNIE MAE ARM 664750	10/1/2032	3.613	70	71	73
FANNIE MAE ARM 670731	11/1/2032	3.415	373	374	387
FANNIE MAE ARM 670779	11/1/2032	3.415	275	277	285
FANNIE MAE ARM 670890	12/1/2032	3.290	99	99	100
FANNIE MAE ARM 670912	12/1/2032	3.290	106	107	107
FANNIE MAE ARM 670947	12/1/2032	3.290	168	169	175
FANNIE MAE ARM 694852	4/1/2033	4.565	192	195	199
FANNIE MAE ARM 722779	9/1/2033	3.663	317	318	326
FANNIE MAE ARM 733525	8/1/2033	3.743	332	320	344

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE ARM 739194	9/1/2033	3.812	407	408	424
FANNIE MAE ARM 743256	10/1/2033	3.880	112	111	117
FANNIE MAE ARM 743856	11/1/2033	3.914	112	112	118
FANNIE MAE ARM 758873	12/1/2033	3.607	57	56	59
FANNIE MAE AS4507	2/1/2030	3.000	6,996	7,223	7,223
FANNIE MAE AS4878	4/1/2030	3.000	9,948	10,264	10,271
FANNIE MAE BE5622	1/1/2032	2.500	26,768	26,971	27,078
FANNIE MAE BK0933	7/1/2033	3.500	17,975	18,179	18,670
FANNIE MAE CA1265	2/1/2033	3.000	26,222	26,088	27,035
FANNIE MAE CA2283	8/1/2033	3.500	18,691	18,664	19,481
FANNIE MAE DF-2015-38	6/25/2055	2.001	21,517	21,378	21,399
FANNIE MAE DF-2017-16	3/25/2047	2.129	5,427	5,449	5,414
FANNIE MAE F-2019-31	7/25/2049	2.242	41,386	41,360	41,376
FANNIE MAE FA-2013-1	2/25/2043	2.142	11,023	11,059	10,990
FANNIE MAE FA-2015-55	8/25/2055	2.041	9,099	9,064	9,037
FANNIE MAE FA-204624	12/15/2038	2.159	23,366	23,317	23,385
FANNIE MAE FC-2017-51	7/25/2047	2.142	34,823	34,928	34,571
FANNIE MAE FC-2018-73	10/25/2048	2.092	51,385	51,230	50,894
FANNIE MAE FC-2019-76	12/25/2049	2.292	29,776	29,767	29,743
FANNIE MAE FK-2010-123	11/25/2040	2.242	9,958	10,046	9,922
FANNIE MAE FL-2017-4	2/25/2047	2.159	10,324	10,324	10,342
FANNIE MAE FT-2016-84	11/25/2046	2.292	17,241	17,398	17,240
FANNIE MAE GF-204639	3/15/2036	2.159	22,834	22,787	22,856
FANNIE MAE HYBRID ARM 566074	5/1/2031	4.775	259	259	270
FANNIE MAE HYBRID ARM 584507	6/1/2031	4.599	112	112	118
FANNIE MAE KF-2015-27	5/25/2045	2.092	12,064	12,030	11,997
FANNIE MAE MA0598	12/1/2020	3.500	319	320	330
FANNIE MAE MA1144	8/1/2027	2.500	5,641	5,784	5,707
FANNIE MAE MA3391	6/1/2033	3.000	19,382	19,201	19,885
FANNIE MAE WF-2016-68	10/25/2046	2.159	5,913	5,920	5,906
FANNIE MAE_15-50	7/25/2045	2.041	21,539	21,517	21,445
FANNIE MAE_15-93	8/25/2045	2.142	12,328	12,294	12,255
FANNIE MAE_16-11	3/25/2046	2.259	8,949	8,959	8,962
FREDDIE MAC 4159 FD	1/15/2043	2.090	6,749	6,769	6,723
FREDDIE MAC 4363 2014 FA	9/15/2041	2.402	3,461	3,468	3,442
FREDDIE MAC FB-204495	11/15/2038	2.041	11,899	11,847	11,858
FREDDIE MAC LF-204475	4/15/2040	2.001	2,904	2,903	2,895
FREDDIE MAC WF-204491	8/15/2039	2.011	5,587	5,583	5,571
FREDDIE MAC 1H2520	6/1/2035	4.668	2,985	3,157	3,154
FREDDIE MAC 1N1474	5/1/2037	4.203	257	267	269
FREDDIE MAC 1Q1515	11/1/2038	4.531	11,399	12,034	11,974
FREDDIE MAC 1Q1540	6/1/2040	4.583	4,175	4,458	4,376
FREDDIE MAC 1Q1548	8/1/2038	4.399	5,299	5,573	5,563
FREDDIE MAC 1Q1572	5/1/2038	4.538	8,473	8,940	8,887
FREDDIE MAC 2A-AOT-76	10/25/2037	2.281	6,130	6,241	6,545
FREDDIE MAC 4595	10/15/2037	2.259	7,672	7,672	7,692

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FREDDIE MAC 781884	8/1/2034	4.325	326	330	344
FREDDIE MAC 848416	2/1/2041	4.958	4,811	5,022	5,042
FREDDIE MAC 848530	9/1/2039	4.424	2,581	2,725	2,710
FREDDIE MAC 848922	4/1/2037	4.449	2,795	2,976	2,938
FREDDIE MAC 849281	8/1/2037	4.426	4,579	4,873	4,838
FREDDIE MAC AF-204559	3/15/2042	2.191	8,847	8,817	8,861
FREDDIE MAC AF-204615	10/15/2038	2.059	4,941	4,926	4,938
FREDDIE MAC AF-204774	7/15/2042	2.009	9,247	9,239	9,235
FREDDIE MAC ARM 350190	5/1/2022	4.750	12	12	12
FREDDIE MAC ARM 780514	5/1/2033	4.798	165	168	172
FREDDIE MAC ARM 780845	9/1/2033	4.250	92	91	97
FREDDIE MAC ARM 780903	9/1/2033	4.312	160	159	169
FREDDIE MAC ARM 785363	2/1/2025	4.989	21	21	22
FREDDIE MAC ARM 788941	12/1/2031	4.000	6	6	6
FREDDIE MAC ARM 845154	7/1/2022	4.553	12	12	12
FREDDIE MAC ARM 845654	2/1/2024	4.625	45	45	46
FREDDIE MAC ARM 845730	11/1/2023	4.473	67	67	68
FREDDIE MAC ARM 845733	4/1/2024	4.807	49	49	50
FREDDIE MAC ARM 846702	10/1/2029	4.585	7	7	7
FREDDIE MAC C90581	8/1/2022	5.500	38	37	40
FREDDIE MAC C90582	9/1/2022	5.500	30	30	32
FREDDIE MAC F2-20350	9/15/2040	2.059	27,768	27,749	27,435
FREDDIE MAC F4-20328	2/15/2038	2.131	5,462	5,466	5,397
FREDDIE MAC FA-204547	9/15/2040	2.159	7,643	7,632	7,652
FREDDIE MAC FA-204822	5/15/2035	1.990	59,946	59,932	59,427
FREDDIE MAC FD-203928	9/15/2041	2.160	26,077	26,261	25,949
FREDDIE MAC FD-204301	7/15/2037	2.140	9,339	9,396	9,319
FREDDIE MAC FL-204523	8/15/2038	2.041	9,541	9,488	9,514
FREDDIE MAC G16485	5/1/2033	3.000	19,684	19,551	20,244
FREDDIE MAC G30227	5/1/2023	5.500	156	158	168
FREDDIE MAC GF-204367	3/15/2037	2.059	15,407	15,382	15,311
FREDDIE MAC J32518	8/1/2030	3.000	11,590	11,954	11,954
FREDDIE MAC KF-204560	7/15/2040	2.241	12,037	12,021	11,992
FREDDIE MAC WF-204681	8/15/2033	2.059	26,791	26,793	26,788
FREDDIE MAC WF-204697	6/15/2038	2.059	19,840	19,847	19,821
FREDDIE MAC WF-204730	8/15/2038	2.059	39,086	38,902	38,612
FREDDIE MAC_4248	5/15/2041	2.190	10,926	10,944	10,921
FREDDIE MAC_4448	5/15/2040	2.029	8,646	8,601	8,580
GINNIE MAE MF-2016-108	8/20/2046	2.009	1,800	1,792	1,770
GINNIE MAE AF-2014-129	10/20/2041	2.009	5,287	5,282	5,303
GINNIE MAE AF-2014-94	11/20/2041	2.159	3,918	3,926	3,888
GINNIE MAE AF-2015-18	2/20/2040	2.039	9,865	9,879	9,866
GINNIE MAE AF-2018-168	12/20/2048	2.165	43,302	43,309	43,270
GINNIE MAE FA-2014-43	3/20/2044	2.165	15,519	15,533	15,413
GINNIE MAE FA-2016-115	8/20/2046	2.165	32,995	33,172	32,986
GINNIE MAE FB-2013-151	2/20/2040	2.115	19,376	19,460	19,176
GINNIE MAE FC-2009-8	2/16/2039	2.640	11,611	11,896	11,872
GINNIE MAE FC-2018-67	5/20/2048	2.065	14,708	14,721	14,675
GINNIE MAE FD-2018-66	5/20/2048	2.015	8,393	8,393	8,347

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

GINNIE MAE II 082431	12/20/2039	4.125	3,342	3,473	3,456
GINNIE MAE II 082464	1/20/2040	4.000	1,560	1,673	1,617
GINNIE MAE II 082497	3/20/2040	4.000	2,478	2,629	2,567
GINNIE MAE II 082573	7/20/2040	3.250	3,209	3,321	3,319
GINNIE MAE II 082581	7/20/2040	3.250	4,856	5,197	5,032
GINNIE MAE II 082602	8/20/2040	3.250	7,800	8,360	8,082
GINNIE MAE II 082710	1/20/2041	4.000	2,818	2,930	2,910
GINNIE MAE II 082794	4/20/2041	3.875	4,567	4,868	4,724
GINNIE MAE II ARM 8157	3/20/2023	4.000	25	25	25
GINNIE MAE II ARM 8638	6/20/2025	3.875	46	46	46
GINNIE MAE LF-2015-82	4/20/2041	2.009	5,623	5,625	5,609
TOTAL AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				1,363,587	1,362,593

NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES
ADJUSTABLE RATE MORTGAGE TRUST 04-2 6A1	2/25/2035	4.222	262	264	266
ANGEL OAK MORTGAGE TRUST A1-2017-1	1/25/2047	2.810	1,060	1,058	1,059
ANGEL OAK MORTGAGE TRUST A1-2017-2	7/25/2047	2.478	10,554	10,545	10,536
ANGEL OAK MORTGAGE TRUST A1-2018-2	7/27/2048	3.674	6,794	6,787	6,857
ANGEL OAK MORTGAGE TRUST A1-2018-3	9/25/2048	3.649	14,736	14,721	14,896
ANGEL OAK MORTGAGE TRUST A1-2019-1	11/25/2048	3.920	27,818	27,794	28,133
APS RESECURITIZATION TRUST 1A-2016-3	11/27/2066	4.042	13,798	13,744	15,594
APS RESECURITIZATION TRUST 2A-2015-1	8/28/2054	2.107	429	428	428
APS RESECURITIZATION TRUST 2A-2016-3	11/27/2046	4.042	11,003	10,952	12,473
ARROYO MORTGAGE TRUST A1-2019-1	1/25/2049	3.805	20,626	20,614	20,774
ARROYO MORTGAGE TRUST A1-2019-3	10/25/2048	2.962	16,066	16,063	15,921
BANK OF AMERICA FUNDING CORPORATION 7A1-2015-R4	11/27/2045	3.441	4,881	4,865	4,916
BANK OF AMERICA FUNDING CORPORATION A1-2016-R1	3/25/2040	2.500	13,901	13,845	13,819
BANK OF AMERICA MORTGAGE SECURITY 2004-E 2A6	6/25/2034	4.777	1,477	1,469	1,487
BAYVIEW OPPORTUNITY MASTER FUND A1-2017-RT1	3/28/2057	3.000	9,355	9,397	9,424
BAYVIEW OPPORTUNITY MASTER FUND A-2016-SPL1	4/28/2055	4.000	17,760	18,075	18,115
BAYVIEW OPPORTUNITY MASTER FUND A-2016-SPL2	6/28/2053	4.000	18,998	19,337	19,330
BAYVIEW OPPORTUNITY MASTER FUND A-2017-RT5	5/28/2069	3.500	23,263	23,655	23,646
BAYVIEW OPPORTUNITY MASTER FUND A-2017-RT6	10/28/2057	3.500	21,199	21,524	21,399
BAYVIEW OPPORTUNITY MASTER FUND A-2017-SPL1	10/28/2064	4.000	17,484	17,910	17,881
BAYVIEW OPPORTUNITY MASTER FUND A-2017-SPL2	6/28/2054	4.000	18,670	19,134	18,992
BAYVIEW OPPORTUNITY MASTER FUND A-2017-SPL3	11/28/2053	4.000	14,333	14,689	14,667
BAYVIEW OPPORTUNITY MASTER FUND A-2017-SPL4	1/28/2055	3.500	16,610	16,896	16,795
BAYVIEW OPPORTUNITY MASTER FUND A-2017-SPL5	6/28/2057	3.500	18,798	19,190	19,087
BCAP LLC TRUST 3A1-2014-RR2	9/26/2046	3.284	1,640	1,626	1,647
BCAP LLC TRUST 4A1-2013-RR7	12/27/2034	4.162	1,034	1,035	1,038
BRAVO RESIDENTIAL FUNDING TRUST A1-2019-NQM2	11/25/2059	2.748	24,060	24,060	24,018
BUNKER HILL LOAN DEPOSITARY A1-2019-1	10/26/2048	3.613	19,794	19,784	19,812
BUNKER HILL LOAN DEPOSITARY A1-2019-2	7/25/2049	2.880	22,842	22,835	22,692
BUNKER HILL LOAN DEPOSITARY A1-2019-3	11/25/2059	2.724	14,852	14,851	14,837
CENTEX HOME EQUITY 2003-A AF4	12/25/2031	4.250	985	978	991
CHASE MORTGAGE FINANCE 07-A1 1A5	2/25/2037	4.574	2,490	2,468	2,531
CITIGROUP MORTGAGE LOAN TRUST 1A1-2014-11	10/25/2035	4.417	2,556	2,565	2,561
CITIGROUP MORTGAGE LOAN TRUST 1A1-2015-11	3/25/2035	4.021	7,611	7,635	7,741
CITIGROUP MORTGAGE LOAN TRUST 1A1-2015-9	2/20/2036	3.716	1,069	1,069	1,067

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CITIGROUP MORTGAGE LOAN TRUST 2A1-2015-9	2/25/2036	3.979	3,506	3,508	3,509
CITIGROUP MORTGAGE LOAN TRUST 3A1-2015-5	8/25/2034	4.195	3,657	3,684	3,733
CITIGROUP MORTGAGE LOAN TRUST 4A1-2015-5	4/20/2035	3.900	7,465	7,488	7,513
CITIGROUP MORTGAGE LOAN TRUST 5A1-2015-5	1/25/2036	2.208	1,472	1,461	1,464
CITIGROUP MORTGAGE LOAN TRUST A1-2015-PS1	9/25/2042	3.750	7,013	7,090	7,145
CITIGROUP MORTGAGE LOAN TRUST A1-2019-IMC1	7/25/2049	2.720	31,402	31,378	31,297
CITIGROUP MORTGAGE LOAN TRUST A4-2015-A	6/25/2058	4.250	487	503	505
COLT FUNDING LLC A1-2018-4	12/28/2048	4.006	11,251	11,244	11,297
COLT FUNDING LLC A1-2019-1	3/25/2049	3.705	17,987	17,979	18,076
COLT FUNDING LLC_ A1-2019-3	8/25/2049	2.764	8,154	8,152	8,148
COMMERCIAL TRUST CORPORATION A-2017-7	4/25/2057	3.000	11,450	11,507	11,495
COUNTRYWIDE HOME LOANS 03-46 4A1	1/19/2034	3.910	2,214	2,264	2,240
COUNTYWIDE ALTERNATIVE LOAN 04-33 2A1	12/25/2034	3.904	80	81	83
CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES 04-AR3	4/25/2034	4.260	1,555	1,574	1,591
CREDIT SUISSE MORTGAGE CAPITAL 10-17R 1A1	6/26/2036	4.254	203	203	203
CREDIT SUISSE MORTGAGE CAPITAL 3A1-2015-7R	10/27/2036	1.932	8,566	8,380	8,397
CREDIT SUISSE MORTGAGE CAPITAL A6-2015-1R	12/27/2035	4.121	1,835	1,839	1,850
CREDIT SUISSE MORTGAGE CAPITAL CLASS-20-125	7/25/2049	2.573	37,439	37,428	37,296
CREDIT SUISSE MORTGAGE CAPTIAL 15A1-2014-11	1/27/2036	3.895	2,852	2,852	2,869
CREDIT SUISSE MORTGAGE CAPTIAL 1A1-2015-6R	7/27/2035	4.343	4,599	4,621	4,695
CREDIT SUISSE MORTGAGE CAPTIAL 5A1-2014-5R	7/27/2037	2.500	650	650	647
CREDIT SUISSE MORTGAGE CAPTIAL A1-2017-FHA1	4/25/2047	3.250	15,424	15,580	15,416
CREDIT SUISSE MORTGAGE TRUST A1-2017-RPL1	7/25/2057	2.750	16,929	16,911	16,778
CREDIT SUISSE MORTGAGE TRUST A1-2017-RPL3	8/1/2057	4.000	35,761	37,000	37,288
CREDIT SUISSE MORTGAGE TRUST A1-2019-NQM1	10/25/2059	2.656	9,650	9,650	9,646
DEEPHAVEN RESIDENTIAL MORTGAGE A1-2017-1A	12/26/2046	2.725	5,104	5,098	5,081
DEEPHAVEN RESIDENTIAL MORTGAGE A1-2017-2A	6/25/2047	2.453	8,937	8,930	8,923
DEEPHAVEN RESIDENTIAL MORTGAGE A1-2017-3A	10/25/2047	2.577	3,894	3,890	3,892
DEEPHAVEN RESIDENTIAL MORTGAGE A1-2018-4A	10/25/2058	4.080	23,555	23,525	23,691
DEEPHAVEN RESIDENTIAL MORTGAGE A1-2019-1A	1/25/2059	3.743	26,002	25,988	26,201
ELLINGTON FINANCIAL MORTGAGE A1-2019-2	11/25/2059	2.739	24,447	24,446	24,367
FIRST HORIZON ALTERNATIVE MORTGAGE 04-AA4 A1	10/25/2034	3.973	385	389	386
GMAC MORTGAGE CORPORATION LOAN 2004-AR2 3A	8/19/2034	4.662	386	387	380
GMAC MORTGAGE CORPORATION LOAN 2004-AR2 5A1	8/19/2034	4.665	271	271	275
GOLDMAN SACHS MORTGAGE SECURITIES CORPORATION 05-AR1 2A1	1/25/2035	4.094	1,202	1,206	1,199
GOLDMAN SACHS MORTGAGE SECURITIES CORPORATION 2A-2014-4R	8/26/2035	4.446	1,595	1,600	1,604
GOLDMAN SACHS MORTGAGE SECURITIES CORPORATION A1A-2018-RPL	10/25/2057	3.750	13,217	13,046	13,496
GOVERNMENTAL COLLECTORS ASSOCIATION OF TEXAS A1-2019-NQM2	9/25/2059	2.855	36,976	36,970	36,782
GOVERNMENTAL COLLECTORS ASSOCIATION OF TEXAS A1-2019-NQM3	11/25/2059	2.686	19,755	19,753	19,649
HARBORVIEW MORTGAGE LOAN TRUST 04-10 4A	1/19/2035	4.021	301	304	301
HARBORVIEW MORTGAGE LOAN TRUST 04-7 3A1	11/19/2034	3.914	455	452	459
HARBORVIEW MORTGAGE LOAN TRUST 2004-1 4A	4/19/2034	4.247	258	259	265
HARBORVIEW MORTGAGE LOAN TRUST 2004-4 3A	6/19/2034	2.816	47	46	46
HARBORVIEW MORTGAGE LOAN TRUST 2004-6 5A	8/19/2034	4.675	134	133	133
HOMEWARD OPPORTUNITIES A1-2018-2	11/25/2058	3.985	29,330	29,312	29,803

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

HOMEWARD OPPORTUNITIES FUND I A1-2018-1	6/25/2048	3.766	12,375	12,366	12,504
J.P. MORGAN MORTGAGE TRUST A11-2019-LTV	12/25/2049	2.692	8,592	8,592	8,557
JEFFERIES & CO A1-2015-R1	12/26/2036	1.848	2,728	2,672	2,691
MERRILL LYNCH MORTGAGE INVESTORS 03-A5 2A6A	8/25/2033	4.167	590	588	598
MERRILL LYNCH MORTGAGE INVESTORS 04-1 2A2	12/25/2034	3.944	216	217	212
MERRILL LYNCH MORTGAGE INVESTORS 05-A1 2A	12/25/2034	4.221	350	351	362
MERRILL LYNCH MORTGAGE INVESTORS 05-A2 A2	2/25/2035	4.359	814	814	805
METLIFE SECURITIZATION TRUST A-2017-1A	4/25/2055	3.000	15,210	15,332	15,380
METLIFE SECURITIZATION TRUST A-2018-1A	3/25/2057	3.750	13,682	13,699	14,212
MFA TRUST A1-2017-RPL1	2/25/2057	2.588	15,758	15,745	15,703
MILL CITY MORTGAGE LOAN TRUST A1-2016-1	4/25/2057	2.500	8,635	8,654	8,632
MILL CITY MORTGAGE LOAN TRUST A1-2017-1	11/25/2058	2.750	18,207	18,154	18,272
MILL CITY MORTGAGE LOAN TRUST A1-2017-2	7/25/2059	2.750	20,185	20,291	20,257
MILL CITY MORTGAGE LOAN TRUST A1-2017-3	1/25/2061	2.750	20,684	20,752	20,748
MILL CITY MORTGAGE LOAN TRUST A1-2018-3	8/25/2058	3.500	7,387	7,589	7,559
MILL CITY MORTGAGE LOAN TRUST A1-2019-1	10/25/2069	3.250	9,892	10,012	10,075
MILL CITY MORTGAGE TRUST A1-2019-GS1	7/25/2059	2.750	14,509	14,575	14,582
MORGAN STANLEY MORTGAGE LOAN 04-10AR A1	11/25/2034	4.453	259	261	266
MORGAN STANLEY MORTGAGE LOAN PT2A	11/25/2034	4.126	386	392	389
MORGAN STANLEY REREMIC TRUST 2014-R6 A	9/26/2035	4.339	2,819	2,821	2,850
MORGAN STANLEY REREMIC TRUST 2A-2014-R4	8/26/2034	4.288	4,754	4,778	4,812
MORGAN STANLEY REREMIC TRUST 2A-2015-R7	6/26/2035	4.365	2,991	2,997	3,101
MORGAN STANLEY REREMIC TRUST 3A-2014-R4	8/26/2034	4.174	4,042	4,059	4,071
MORGAN STANLEY REREMIC TRUST 5A-2013-R9	6/26/2046	1.965	4,551	4,488	4,481
MORGAN STANLEY REREMIC TRUST A-2014-R7	1/26/2051	3.000	9,369	9,250	9,355
NATIONSTAR MORTGAGE LOAN TRUST A-2013-A	12/25/2052	3.750	1,370	1,395	1,392
NEW RESIDENTIAL MORTGAGE LOAN TRSUT A1-2017-6A	8/27/2057	4.000	13,784	14,168	14,297
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2016-1A	3/25/2056	3.750	9,925	10,158	10,211
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2016-2	9/25/2056	3.750	17,701	18,253	18,215
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2016-2A	11/26/2035	3.750	6,885	7,034	7,107
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2016-4A	11/25/2056	3.750	18,330	18,782	18,895
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2017-1A	2/25/2057	4.000	15,611	15,978	16,210
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2017-3A	4/25/2057	4.000	19,808	20,446	20,582
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2019-NQM4	9/25/2059	2.492	8,590	8,590	8,555
NEW RESIDENTIAL MORTGAGE LOAN TRUST A3-2014-3	11/25/2054	3.750	2,932	2,991	3,020
NEW RESIDENTIAL MORTGAGE LOAN TRUST A3-2017-2A	3/25/2057	4.000	18,634	19,246	19,438
NOMURA RESECURITIZATION TRUST 1A1-2015-6R	4/26/2037	1.966	2,603	2,560	2,579
NOMURA RESECURITIZATION TRUST 3A1-2014-7R	1/26/2036	3.956	1,705	1,713	1,724
NOMURA RESECURITIZATION TRUST 4A1-2015-4R	3/26/2037	4.172	3,391	3,388	3,429
ONSLOW BAY FINANCIAL 2A1A-2018-EX	4/25/2048	2.642	10,670	10,670	10,574
ONSLOW BAY FINANCIAL LLC 2A1A-2019-EX	10/25/2059	2.692	10,217	10,217	10,217
ONSLOW BAY FINANCIAL LLC 2A1A-2019-EX	1/25/2059	2.755	11,365	11,385	11,364
RBSSP RESECURITIZATION TRUST 12-6 8A1	4/26/2035	2.292	770	763	770
RBSSP RESECURITIZATION TRUST 19A1-2009-12	12/25/2035	3.554	3,354	3,351	3,397
RCO MORTGAGE LLC A1-2018-VFS1	12/26/2053	4.270	33,534	33,520	34,069
RESIDENTIAL MORTGAGE LOAN TRUST A1-2019-1	10/25/2058	3.936	26,055	26,035	26,344
RESIDENTIAL MORTGAGE LOAN TRUST A1-2019-2	5/25/2059	2.913	29,333	29,332	29,290

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

RESIDENTIAL MORTGAGE LOAN TRUST A1-2019-3	9/25/2059	2.633	28,862	28,857	28,781
STAR A1-2018-IMC1	3/25/2048	3.793	21,427	21,413	21,491
STARWOOD MORTGAGE RESIDENTIAL A1-2018-IMC2	10/25/2048	4.121	29,157	29,134	29,888
STARWOOD MORTGAGE RESIDENTIAL A1-202019-IN	8/25/2049	2.610	20,874	20,870	20,734
STRUCTURED ASSET INVESTMENT LOAN TRUST M1-2003-BC5	6/25/2033	2.948	3,003	2,924	3,012
STRUCTURED ASSET SECURITIES CORPORATION 03-24A 5A	7/25/2033	4.178	313	316	317
TOWD POINT MORTGAGE TRUST 1A12-2015-2	11/25/2060	2.750	1,573	1,567	1,575
TOWD POINT MORTGAGE TRUST A1-2015-4	4/25/2055	3.500	493	498	497
TOWD POINT MORTGAGE TRUST A1-2015-5	5/25/2055	3.500	4,740	4,775	4,788
TOWD POINT MORTGAGE TRUST A1-2015-6	4/25/2055	3.500	7,409	7,448	7,505
TOWD POINT MORTGAGE TRUST A1-2016-1	2/25/2055	3.500	7,703	7,753	7,793
TOWD POINT MORTGAGE TRUST A1-2016-2	8/25/2055	3.000	9,668	9,699	9,750
TOWD POINT MORTGAGE TRUST A1-2016-3	4/25/2056	2.250	14,650	14,629	14,613
TOWD POINT MORTGAGE TRUST A1-2017-3	7/25/2057	2.750	13,954	14,003	14,010
TOWD POINT MORTGAGE TRUST A1-2017-4	6/25/2057	2.750	16,325	16,397	16,387
TOWD POINT MORTGAGE TRUST A1-2019-HY1	10/25/2048	2.792	7,470	7,505	7,487
TOWD POINT MORTGAGE TRUST A1A-2015-3	3/25/2054	3.500	3,904	3,924	3,924
TOWD POINT MORTGAGE TRUST A1B-2015-3	3/25/2054	3.000	1,952	1,954	1,955
TOWD POINT MORTGAGE TRUST A4B-2015-3	3/25/2054	3.500	2,629	2,664	2,667
VERUS SECURITIZATION TRUST A1-2017-1A	1/25/2047	2.881	6,202	6,196	6,201
VERUS SECURITIZATION TRUST A1-2017-2A	7/25/2047	2.485	10,712	10,703	10,670
VERUS SECURITIZATION TRUST A1-2019-1	2/25/2059	3.836	20,516	20,497	20,729
VERUS SECURITIZATION TRUST A1-2019-3	7/25/2059	2.784	35,921	35,907	35,973
VERUS SECURITIZATION TRUST A1-2019-4	11/25/2059	2.642	19,577	19,575	19,498
VERUS SECURITIZATION TRUST A1-2019-INV3	11/25/2059	2.692	19,848	19,848	19,850
VERUS SECURITIZATION TRUST A1FL-2018-IN	10/25/2058	2.992	9,764	9,802	9,797
VISIO A1-2019-2	11/25/2054	2.722	34,488	34,487	34,346
WASHINGTON MUTUAL 03-AR6 A1	6/25/2033	4.699	600	598	599
WASHINGTON MUTUAL 04-AR10 A1A	7/25/2044	2.943	445	446	439
WASHINGTON MUTUAL 05-AR3 A2	3/25/2035	4.432	990	994	970
WASHINGTON MUTUAL 05-AR4 A5	4/25/2035	4.200	2,485	2,476	2,460
WELLS FARGO MORTGAGE BACKED SECURITY 04-K 2A6	7/25/2034	4.975	715	738	722
TOTAL NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				1,688,915	1,697,125
TOTAL RESIDENTIAL MORTGAGE BACKED SECURITIES				3,052,502	3,059,718

ASSET BACKED SECURITIES
APIDOS CLO APID_15-20A	7/16/2031	3.101	20,000	20,000	19,950
ARI FLEET LEASE TRUST_19 A2B-2019-A	11/15/2027	2.220	10,000	10,000	10,010
AVIS BUDGET RENTAL CAR FUNDING A-2015-2A	12/20/2021	2.630	35,669	35,711	35,763
AVIS BUDGET RENTAL CAR FUNDING A-2016-1A	6/20/2022	2.990	36,874	37,100	37,265
AVIS BUDGET RENTAL CAR FUNDING A-2016-2A	11/20/2022	2.720	38,000	37,884	38,235
AVIS BUDGET RENTAL CAR FUNDING A-2017-1A	9/20/2023	3.070	8,020	8,046	8,157
BALLYROCK A1-2018-1A	4/20/2031	2.966	40,000	40,000	39,531
BRAZOS HIGHER EDUCATION AUTHORITY A2-2010-1	2/25/2035	3.110	20,000	19,828	19,945
CARLYLE GLOBAL MARKET STRATEGIES 15-5A	1/20/2032	3.286	15,000	15,000	14,992
CARLYLE GLOBAL MARKET STRATEGIES 20-143	10/15/2030	3.101	12,315	12,329	12,256
CARLYLE GLOBAL MARKET STRATEGIES A1R-2013-1A	8/14/2030	3.129	20,000	20,000	19,992
CARLYLE GLOBAL MARKET STRATEGIES A1RR-2013-4A	1/15/2031	3.001	20,000	20,000	19,851
CENTRE POINT FUNDING LLC 12-2 A	8/20/2021	2.610	102	102	101
CLI FUNDING LLC A-2014-1A	6/18/2029	3.290	6,848	6,854	6,858

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

COLLEGE LOAN CORPORATION TRUST 02-2 A24	3/1/2042	3.003	10,000	8,753	10,019
DRYDEN SENIOR LOAN FUND A1-2017-47A	4/15/2028	3.241	21,700	21,755	21,702
DRYDEN SENIOR LOAN FUND A1-2018-55A	4/15/2031	3.021	12,000	12,000	11,937
DRYDEN SENIOR LOAN FUND AR2-2014-33A	4/15/2029	3.231	20,000	20,000	19,977
EDUCATIONAL SERVICES OF AMERICA A-2012-2	4/25/2039	2.522	3,329	3,327	3,325
EDUCATIONAL SERVICES OF AMERICA A-2014-1	2/25/2039	2.492	10,412	10,289	10,309
EDUCATIONAL SERVICES OF AMERICA A-2014-3	2/25/2036	2.392	736	725	721
HENDERSON RECEIVABLES LLC 10-3A A	12/15/2048	3.820	794	794	818
HERTZ VEHICLE FINANCING LLC A-2015-1A	3/25/2021	2.730	35,000	34,993	35,039
HERTZ VEHICLE FINANCING LLC A-2015-3A	9/25/2021	2.670	20,000	19,971	20,054
HERTZ VEHICLE FINANCING LLC A-2016-2A	3/25/2022	2.950	33,900	33,872	34,152
HERTZ VEHICLE FINANCING LLC A-2016-4A	7/25/2022	2.650	8,168	8,113	8,211
KENTUCKY HIGHER EDUCATION STUDENT LOAN A1-2013-2	9/1/2028	2.291	5,150	5,064	5,071
MISSISSIPPI HIGHER EDUCATION ASSISTANCE CORP. A1-2014-1	10/25/2035	2.472	5,062	4,954	4,985
MVW OWNER TRUST 16-1A	12/20/2033	2.250	6,394	6,364	6,354
NAVIENT STUDENT LOAN TRUST A2B-2018-DA	12/15/2059	2.540	12,000	11,954	11,916
NORTHSTAR EDUCATION FINANCE A3-2002-1	4/1/2042	3.870	5,000	4,738	4,834
OCTAGON INVESTMENT PARTNERS OCT30_17-1A	3/17/2030	3.286	6,900	6,900	6,917
OZLM A1-2017-21A	1/20/2031	3.116	16,000	16,019	16,000
PENNSYLVANIA HIGHER EDUCATION ASSISTANCE AGENCY WL 13-1A	11/25/2036	2.292	2,531	2,488	2,476
RACE POINT CLO LTD AR-2013-8A	2/20/2030	3.239	14,000	14,000	14,001
SALLIE MAE 11-2 A1	11/25/2027	2.392	492	492	493
SALLIE MAE 12-3 A	12/27/2038	2.442	6,282	6,296	6,177
SALLIE MAE A6-2006-2	1/25/2041	2.110	17,491	16,649	16,673
SBA TOWER TRUST A-2015-1	10/8/2020	3.156	8,108	8,130	8,174
SBA TOWER TRUST C-2013-2	4/11/2023	3.722	2,815	2,796	2,877
SBA TOWER TRUST C-2016-1A	7/9/2021	2.877	8,055	8,071	8,082
SBA TOWER TRUST C-2017-1	4/11/2022	3.168	22,000	22,000	22,414
SIERRA RECEIVABLES FUNDING COMPANY A-2016-1A	3/21/2033	3.080	2,813	2,813	2,825
SIERRA RECEIVABLES FUNDING COMPANY A-2016-2A	7/20/2033	2.330	165	163	165
SIERRA RECEIVABLES FUNDING COMPANY A-2016-3A	10/20/2033	2.430	3,362	3,361	3,354
SMALL BUSINESS ADMINISTRATION 2002-20J	10/1/2022	4.750	104	104	106
SMB PRIVATE EDUCATION LOAN TRUST A2A-2017-B	10/15/2035	2.820	9,763	9,762	9,840
STUDENT LOAN TRUST A4A-2008-1	12/15/2032	3.494	3,992	4,038	4,044
TAL ADVANTAGE LLC 13-1 A	2/22/2038	2.830	1,195	1,197	1,188
TRIP RAIL MASTER FUNDING LLC A1-2017-1A	8/15/2047	2.709	6,235	6,235	6,236
VOI MORTGAGE LLC A-2016-A	7/20/2033	2.540	5,073	5,070	5,052
WELLS FARGO MORTGAGE BACKED SECURITY A-2013-A	3/15/2029	3.100	277	276	279
TOTAL ASSET BACKED SECURITIES				627,380	629,703

COMMERCIAL MORTGAGE BACKED SECURITIES
AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES
FANNIE MAE 06-M2 A2A	10/25/2032	5.271	3,869	4,043	4,337
FREDDIE MAC A10-20KS10	10/25/2028	2.402	24,068	24,082	24,087
FREDDIE MAC A-20KBF2	10/25/2025	2.232	41,101	41,101	40,957
FREDDIE MAC A-20KF50	7/25/2028	2.192	9,465	9,474	9,400
FREDDIE MAC A-20KF52	9/25/2028	2.212	16,600	16,600	16,550
FREDDIE MAC A-20KF53	10/25/2025	2.182	25,042	25,042	24,984
FREDDIE MAC A-20KF54	11/25/2028	2.272	57,350	57,353	57,223
FREDDIE MAC A-20KF55	11/25/2025	2.302	60,597	60,686	60,559

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FREDDIE MAC A-20KF57	12/25/2028	2.332	29,572	29,572	29,565
FREDDIE MAC A-20KF58	1/25/2026	2.292	77,747	77,901	77,682
FREDDIE MAC A-20KF59	2/25/2029	2.332	29,996	29,996	29,988
FREDDIE MAC A-20KF60	2/25/2026	2.282	49,950	50,051	49,839
FREDDIE MAC A-20KF61	3/25/2029	2.322	22,997	23,044	22,940
FREDDIE MAC AFL-20KSL1	11/25/2023	2.262	22,000	22,000	21,971
FREDDIE MAC AFL-20W5FL	5/25/2025	2.012	17,787	17,787	17,614
FREDDIE MAC AFLW-20KL3W	8/25/2025	2.242	15,000	15,033	15,016
GINNIE MAE 11-165 A	10/16/2037	2.194	3,778	3,785	3,771
GINNIE MAE 13-141 A	6/16/2040	2.023	9,093	9,090	9,045
GINNIE MAE 13-146 AH	8/16/2040	2.000	3,593	3,594	3,574
GINNIE MAE 13-159 A	8/16/2038	1.794	338	337	337
GINNIE MAE 17-127	4/16/2052	2.500	18,222	18,118	18,170
GINNIE MAE 17-135	5/16/2049	2.200	28,926	28,721	28,706
GINNIE MAE 17-146	8/16/2047	2.200	23,804	23,669	23,606
GINNIE MAE 7-140	2/16/2059	2.500	23,725	23,596	23,686
GINNIE MAE A-2013-57	6/16/2037	1.350	2,255	2,242	2,222
GINNIE MAE A-2014-61	1/16/2044	2.205	2,462	2,461	2,456
GINNIE MAE AB-2013-194	5/16/2038	2.250	6,004	6,014	5,994
GINNIE MAE AB-2014-143	3/16/2040	2.500	1,188	1,198	1,187
GINNIE MAE AB-2014-75	6/16/2047	2.000	1,330	1,330	1,330
GINNIE MAE AC-2013-13	4/16/2046	1.700	2,492	2,417	2,435
GINNIE MAE AC-2014-112	12/16/2040	1.900	2,508	2,521	2,488
GINNIE MAE AC-2014-143	3/16/2040	2.000	2,377	2,384	2,366
GINNIE MAE AC-2014-48	10/16/2041	1.900	4,808	4,829	4,777
GINNIE MAE AC-2014-70	4/16/2042	1.900	6,082	6,104	6,049
GINNIE MAE AC-2015-98	4/16/2041	2.150	10,991	11,081	10,928
GINNIE MAE AD-2014-9	9/16/2041	2.500	2,671	2,700	2,669
GINNIE MAE AD-2016-1829	11/16/2043	2.250	14,493	14,548	14,408
GINNIE MAE AG-2016-39	1/16/2043	2.300	11,375	11,411	11,321
GINNIE MAE AG-2017-171	10/16/2048	2.250	23,945	23,705	23,791
GINNIE MAE AN-2014-17	6/16/2048	2.365	3,636	3,680	3,712
TOTAL AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES				713,300	711,740

NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES
280 PARK AVENUE MORTGAGE TRUST 2017-A	9/15/2034	2.591	40,000	40,000	39,988
ASHFORD HOSPITALITY TRUST_A-2018-KEYS	5/15/2035	2.740	40,000	40,000	39,925
BANC OF AMERICA MERRILL LYNCH A-2018-DSNY	9/15/2034	2.589	18,350	18,340	18,285
BARCLAYS COMMERCIAL MORTGAGE A-2019-BWAY	11/25/2034	2.696	10,000	9,936	9,950
BFLD TRUST A-2019-DPLO	10/15/2034	2.830	28,000	27,936	27,948
BHMS MORTGAGE TRUST BHMS_18-ATLS	7/15/2035	2.990	40,000	40,000	39,925
BRAEMAR HOTELS & RESORTS TRUST A-2018-PRME	6/15/2035	2.560	19,768	19,761	19,671
BX COMMERCIAL MORTGAGE TRUST A-2019-ATL	10/15/2036	2.826	27,275	27,259	27,274
BX TRUST A-2018-GW	5/15/2035	2.540	38,592	38,517	38,473
BX TRUST_19-RP A-2019-RP	6/15/2034	2.785	25,000	24,910	24,857
CAMB COMMERCIAL MORTGAGE TRUST A-2019-LIFE	12/15/2037	2.809	15,000	15,000	15,009
CGDB COMMERCIAL MORTGAGE TRUST A-2019-MOB	11/15/2036	2.690	15,000	15,000	14,977
COLONY MORTGAGE CAPITAL LTD A-2019-IKPR	11/15/2038	2.869	20,000	19,802	19,794
COMM_ A-2019-521F	6/15/2034	2.640	16,510	16,516	16,495
COSMOPOLITAN HOTEL TRUST A-2017-CSMO	11/15/2036	2.670	39,690	39,663	39,653

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

DBGS MORTGAGE TRUST A-2018-5BP	6/15/2033	2.385	40,000	39,939	39,880
DBGS MORTGAGE TRUST A-2018-BIOD	5/15/2035	2.543	23,203	23,198	23,161
DBUBS MORTGAGE TRUST 11-LC2 A1	7/10/2044	3.527	610	610	614
DBWF MORTGAGE TRUST A-2018-GLKS	11/19/2035	2.794	20,000	19,894	19,975
GOLDMAN SACHS MORTGAGE SECURITIES CORPORATION 10-C2 A1	12/10/2043	3.849	266	266	267
GPT_18-GPP	6/15/2035	2.752	2,539	2,538	2,533
HOME PARTNERS OF AMERICA TRUST A-2017-1	7/17/2034	2.554	17,136	17,119	17,128
HOME PARTNERS OF AMERICA TRUST A-2018-1	7/17/2037	2.637	23,439	23,439	23,426
INVITATION HOMES TRUST A-2017-SFR2	12/17/2036	2.587	13,507	13,482	13,457
INVITATION HOMES TRUST A-2018-SFR2	6/17/2037	2.637	13,550	13,529	13,545
INVITATION HOMES TRUST A-2018-SFR3	7/17/2037	2.737	37,847	37,847	37,847
INVITATION HOMES TRUST A-2018-SFR4	1/17/2038	2.837	32,201	32,229	32,292
JP MORGAN CHASE COMMERCIAL MORTGAGE A-2018-ASH8	2/15/2035	2.540	11,398	11,392	11,362
MORGAN STANLEY CAPITAL I TRUST MSC_18-BOP	8/15/2033	2.590	20,000	20,000	19,931
PROGRESS RESIDENTIAL TRUST A-2017-SFR1	8/17/2034	2.768	18,821	18,810	18,780
STARWOOD WAYPOINT HOMES TRUST-2017-1	1/17/2035	2.716	28,159	28,159	28,148
UBS COMMERCIAL MORTGAGE TRUST A-2018-NYCH	2/15/2032	2.590	11,686	11,649	11,652
UBS-CITIGROUP COMMERCIAL MORTGAGE TRUST 11-C1 AAB	1/10/2045	3.187	3,379	3,382	3,406
WELLS FARGO COMMERCIAL MORTGAGE TRUST AFL-2012-C7	6/15/2045	2.940	11,000	11,070	11,089
WELLS FARGO COMMERCIAL MORTGAGE TRUST_17-SMP	12/15/2034	2.490	18,500	18,331	18,434
TOTAL NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES				739,523	739,151
TOTAL COMMERCIAL MORTGAGE BACKED SECURITIES				1,452,823	1,450,891

CORPORATE DEBT SECURITIES
BANKING
WASHINGTON MUTUAL BANK/HENDERSON	6/15/2011	—	1,500	—	3	c,d
TOTAL BANKING				—	3

CAPITAL GOODS
BAE SYSTEMS PLC	12/15/2020	2.850	21,099	21,063	21,227
BUNZL PLC	1/15/2020	2.930	1,300	1,300	1,300
GENERAL DYNAMICS CORPORATION	5/11/2020	2.875	20,000	19,990	20,071
GENERAL DYNAMICS CORPORATION	5/11/2021	3.000	14,905	14,857	15,143
NORTHROP GRUMMAN CORP	3/15/2021	3.500	5,000	5,058	5,094
NORTHROP GRUMMAN CORP	10/15/2022	2.550	16,643	16,296	16,893
SIEMENS AG	3/16/2020	2.200	28,000	27,974	28,014
UNITED TECHNOLOGIES CORPORATION	4/15/2020	4.500	5,228	5,266	5,265
TOTAL CAPITAL GOODS				111,804	113,007

COMMUNICATIONS
AMERICA MOVIL SAB DE CV	3/30/2020	5.000	8,922	8,962	8,981
AMERICAN TOWER CORPORATION	6/1/2020	2.800	1,061	1,059	1,064
AMERICAN TOWER CORPORATION	2/15/2021	3.300	24,365	24,329	24,691
DISCOVERY COMMUNICATIONS LLC	6/15/2020	2.800	3,300	3,305	3,308
SKY PLC	11/26/2022	3.125	5,000	4,993	5,137
TOTAL COMMUNICATIONS				42,648	43,181

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CONSUMER CYCLICAL
COMPASS GROUP PLC	9/18/2020	3.090	7,000	7,029	7,029
FORD MOTOR CREDIT COMPANY LLC	11/2/2020	2.343	10,000	9,881	9,969
TOTAL CONSUMER CYCLICAL				16,910	16,998

CONSUMER NON CYCLICAL
ABBVIE INC	5/14/2020	2.500	25,000	24,946	25,038
ALLERGAN PLC	3/12/2020	3.000	1,465	1,466	1,466
BACARDI LTD	1/15/2021	4.500	2,783	2,834	2,828
BECTON DICKINSON AND COMPANY	6/5/2020	2.404	10,720	10,720	10,732
CARDINAL HEALTH INC	12/15/2020	4.625	9,490	9,594	9,719
CIGNA CORP	11/15/2021	4.750	10,000	10,174	10,482
CVS HEALTH CORPORATION	6/1/2021	2.125	12,075	11,994	12,095
ESSILOR INTERNATIONAL SA	1/5/2022	2.050	6,000	6,000	5,938
GILEAD SCIENCES INC	9/1/2020	2.550	25,000	24,916	25,103
JM SMUCKER	3/15/2020	2.500	9,231	9,232	9,239
KELLOGG COMPANY	12/15/2020	4.000	15,000	15,316	15,279
KROGER CO	8/1/2022	2.800	5,845	5,733	5,951
MOLSON COORS BREWING	7/15/2021	2.100	10,000	9,907	10,007
SYSCO CORPORATION	7/15/2021	2.500	2,000	2,004	2,017
TOTAL CONSUMER NON CYCLICAL				144,836	145,894

ELECTRIC
AMERICAN ELECTRIC POWER COMPANY INC	10/1/2022	2.400	2,000	1,945	2,015
AMERICAN ELECTRIC POWER COMPANY INC	11/13/2020	2.150	6,035	5,985	6,044
AMERICAN ELECTRIC POWER COMPANY INC	12/1/2021	3.650	10,316	10,315	10,639
DUKE ENERGY CORP	8/15/2022	3.050	3,053	2,998	3,124
EMERA INCORPORATED	6/15/2021	2.700	20,495	20,185	20,676
EVERSOURCE ENERGY	3/15/2022	2.750	1,050	1,050	1,065
THE SOUTHERN COMPANY	7/1/2021	2.350	33,334	33,256	33,510
WEC ENERGY GROUP INC	11/1/2020	4.170	1,610	1,631	1,633
WEC ENERGY GROUP INC	6/15/2021	3.375	3,500	3,484	3,570
WEC ENERGY GROUP INC	3/8/2022	3.100	7,212	7,209	7,358
WEC ENERGY GROUP INC	6/15/2020	2.450	16,050	16,018	16,076
XCEL ENERGY INC	8/15/2020	2.200	14,835	14,831	14,857
XCEL ENERGY INC	3/15/2021	2.400	4,000	3,941	4,021
TOTAL ELECTRIC				122,848	124,588

ENERGY
WILLIAMS COMPANIES INC	11/15/2020	4.125	10,000	10,042	10,120
TOTAL ENERGY				10,042	10,120

FINANCE COMPANIES
GE CAPITAL INTERNATIONAL	11/15/2020	2.342	15,000	14,874	15,005
TOTAL FINANCE COMPANIES				14,874	15,005

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

INSURANCE
UNITEDHEALTH GROUP INC	11/15/2021	3.375	20,000	20,078	20,481
UNITEDHEALTH GROUP INC	3/15/2022	2.875	2,000	1,974	2,040
TOTAL INSURANCE				22,052	22,521

NATURAL GAS
NISOURCE INC	6/15/2023	3.650	4,760	4,785	4,952
SEMPRA ENERGY	3/15/2020	2.400	8,565	8,564	8,566
TOTAL NATURAL GAS				13,349	13,518

TECHNOLOGY
BROADCOM LTD	1/15/2020	2.375	20,000	20,002	20,002
TOTAL TECHNOLOGY				20,002	20,002
TOTAL CORPORATE DEBT SECURITIES				519,365	524,837
TOTAL FIXED MATURITIES				7,362,814	7,376,772

EQUITY SECURITIES
CONGLOMERATES/DIVERSIFIED MFG
DAYCO LLC	10	115	72	d
TOTAL CONGLOMERATES/DIVERSIFIED MFG		115	72

METALS/MINING
ALERIS CORPORATION	5	184	116	d
TOTAL METALS/MINING		184	116
TOTAL EQUITY SECURITIES		299	188

SYNDICATED LOANS
BASIC INDUSTRY
ALPHA 3 BV	1/31/2024	5.104	153	153	153
AXALTA COATING SYSTEMS LTD	6/1/2024	3.854	1,125	1,119	1,119
CHEMOURS COMPANY	4/3/2025	3.460	1,885	1,886	1,886
ELEMENT SOLUTIONS INC	1/31/2026	3.702	995	991	991
FLINT GROUP GERMANY	9/7/2021	4.936	86	86	86
FLINT GROUP GERMANY	9/7/2021	4.936	521	521	521
HEXION HOLDINGS LLC	7/1/2026	5.600	499	494	494
INEOS LTD	3/29/2024	3.702	983	983	983
KRATON CORP	3/8/2025	4.202	464	464	464
MESSER INDUSTRIE GMBH	3/2/2026	4.604	1,244	1,237	1,237
MINERALS TECHNOLOGIES INC.	2/13/2024	4.031	875	875	875
ORION ENGINEERED CARBONS	7/25/2024	4.104	812	814	814
TRINSEO SA	9/6/2024	3.702	1,328	1,328	1,328
UNIVAR INC	7/1/2024	3.952	617	615	615
TOTAL BASIC INDUSTRY				11,566	11,566

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BROKERAGE
ALIXPARTNERS LLP	4/4/2024	4.452	980	985	985
GREENHILL & CO INC	4/12/2024	4.990	658	655	655
VICTORY CAPITAL HOLDINGS	7/1/2026	5.349	692	686	686
TOTAL BROKERAGE				2,326	2,326

CAPITAL GOODS
ADVANCED DISPOSAL SERVICES INC	11/10/2023	3.835	926	925	925
ADVANCED DRAINAGE SYSTEMS INC	7/31/2026	4.000	882	880	880
ALBEA BEAUTY HOLDINGS	4/22/2024	4.835	714	713	713
ALLNEX USA	9/13/2023	5.163	219	219	219
ALLNEX USA	9/13/2023	5.163	165	165	165
ALTRA INDUSTRIAL MOTION CORP	10/1/2025	3.702	1,129	1,126	1,126
ANCHOR GLASS CONTAINER CORP	12/7/2023	4.520	979	979	979
API GROUP DE INC	10/1/2026	4.202	450	448	448
BERRY GLOBAL INC	7/1/2026	4.215	1,097	1,095	1,095
ENERGY SOLUTIONS LLC	5/12/2025	5.854	642	639	639
EWT HOLDINGS III CORP	12/20/2024	4.702	851	850	850
FLEX ACQUISITION COMPANY INC	12/29/2023	5.091	110	110	110
GARDNER DENVER HOLDINGS INC	7/31/2024	4.441	325	325	325
GENERAC POWER SYSTEMS INC	12/13/2026	3.441	1,416	1,417	1,417
PLASTIPAK HOLDINGS INC.	10/14/2024	4.200	980	981	981
PLY GEM MIDCO LLC	4/12/2025	5.486	198	197	197
PRINTPACK HOLDINGS INC	7/26/2023	4.750	131	131	131
QUIKRETE HOLDINGS INC	11/15/2023	4.452	1,125	1,117	1,117
REXNORD LLC	8/21/2024	3.512	400	400	400
REYNOLDS GROUP HOLDINGS INC	2/5/2023	4.452	869	869	869
TRANSDIGM INC	6/9/2023	4.202	848	846	846
UNIMIN CORPORATION	6/2/2025	6.043	296	296	296
UNITED RENTALS INC	10/31/2025	3.452	743	743	743
US ECOLOGY INC	10/1/2026	4.191	675	673	673
WESCO AIRCRAFT HARDWARE CORPORATION	2/28/2021	4.210	1,516	1,511	1,511
WILSONART LLC	12/19/2023	5.360	292	291	291
TOTAL CAPITAL GOODS				17,946	17,946

COMMUNICATIONS
ALTICE FRANCE SA	7/15/2025	4.452	975	974	974
CELLULAR SOUTH INC	5/24/2024	4.177	880	878	878
CENTURYLINK INC	1/31/2025	4.452	1,061	1,054	1,054
CHARTER COMMUNICATIONS INC	4/30/2025	3.450	1,427	1,429	1,429
COGECO COMMUNICATIONS (USA) II LP	1/6/2025	3.952	1,381	1,380	1,380
CSC HOLDINGS LLC	1/15/2026	3.990	993	965	965
CSC HOLDINGS LLC	7/17/2025	3.990	966	962	962
DIAMOND SPORTS GROUP LLC	8/24/2026	4.960	1,173	1,170	1,170
ENTRAVISION COMMUNICATIONS CORPORATION	11/30/2024	4.452	346	344	344

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

GRAY TELEVISION INC	2/7/2024	3.947	278	278	278
HUBBARD RADIO LLC	3/28/2025	5.210	267	266	266
ION MEDIA NETWORKS INC	12/18/2024	4.750	1,303	1,304	1,304
LEVEL 3 PARENT LLC	3/1/2027	3.452	337	337	337
LIONS GATE ENTERTAINMENT CORP	3/24/2025	3.952	908	908	908
LIONS GATE ENTERTAINMENT CORP	3/22/2023	3.452	1,121	1,121	1,121
MEDIACOM COMMUNICATIONS CORPORATION	2/15/2024	3.330	963	960	960
MISSION BROADCASTING INC	1/17/2024	3.941	102	102	102
NASCAR HOLDINGS INC	10/19/2026	4.495	473	471	471
NEXSTAR MEDIA GROUP INC	1/17/2024	3.941	515	515	515
NIELSEN HOLDINGS PLC	10/2/2023	3.710	1,039	1,039	1,039
SBA COMMUNICATIONS CORP	4/11/2025	3.460	1,256	1,249	1,249
SINCLAIR BROADCAST GROUP INC	1/3/2024	3.960	950	944	944
SOUTHWIRE CO	5/19/2025	3.452	1,259	1,256	1,256
SPRINT COMMUNICATIONS INC	2/2/2024	4.250	1,800	1,796	1,796
SWITCH LTD	6/26/2024	4.050	1	—	—
TELESAT LLC	11/25/2026	4.630	1,000	998	998
UNIVISION COMMUNICATIONS INC	3/15/2024	4.452	937	933	933
URBAN ONE INC	4/18/2023	5.710	505	502	502
VIRGIN MEDIA BRISTOL LLC	1/31/2028	4.240	1,000	1,001	1,001
TOTAL COMMUNICATIONS				25,136	25,136

CONSUMER CYCLICAL
1011778 BC UNLIMITED LIABILITY	11/19/2026	3.452	1,338	1,335	1,335
ACADEMY LTD	7/1/2022	6.100	471	470	470
AFFINITY GAMING LLC	7/1/2023	4.952	302	301	301
AMC ENTERTAINMENT INC	4/22/2026	5.230	958	957	957
ARISTOCRAT LEISURE LTD	10/19/2024	3.716	1,429	1,428	1,428
CAESARS ENTERTAINMENT CORP	12/23/2024	4.452	1,094	1,087	1,087
CCM MERGER	8/6/2021	3.952	198	198	198
CINEWORLD FINANCE US INC	2/28/2025	3.952	348	348	348
CITYCENTER HOLDINGS LLC	4/18/2024	3.952	1,576	1,575	1,575
CUSHMAN & WAKEFIELD	8/21/2025	4.952	421	419	419
ELDORADO RESORTS INC	4/17/2024	4.000	1,235	1,233	1,233
FOUR SEASONS HOLDINGS INC	11/30/2023	3.702	1,477	1,474	1,474
GO DADDY INC	2/15/2024	3.452	957	955	955
HILTON WORLDWIDE HOLDINGS INC	6/22/2026	3.458	749	747	747
KAR AUCTION SERVICES INC	9/18/2026	4.063	750	748	748
KFC HOLDING CORPORATION	4/2/2025	3.495	1,357	1,359	1,359
METRO-GOLDWYN-MAYER INC	7/7/2025	4.210	1,388	1,378	1,378
MICHAELS COMPANIES INC	1/28/2023	4.203	584	583	583
MOHEGAN TRIBAL GAMING AUTHORITY	10/13/2023	5.702	639	635	635
NAI ENTERTAINMENT HOLDINGS LLC	5/8/2025	4.210	347	346	346
NAVISTAR INC	11/6/2024	4.865	750	752	752
PCI GAMING AUTHORITY	5/29/2026	4.702	407	405	405

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

PENN NATIONAL GAMING INC	10/15/2025	3.952	1,267	1,265	1,265
PRIME SECURITY SERVICES TOPCO PARENT LP	9/13/2026	4.944	1,000	990	990
SCIENTIFIC GAMES CORP	8/14/2024	4.452	1,408	1,400	1,400
SEMINOLE TRIBE OF FLORIDA INC	7/8/2024	3.452	944	942	942
SERVICEMASTER GLOBAL HOLDINGS INC	10/31/2026	3.500	500	499	499
SIX FLAGS ENTERTAINMENT CORP	4/17/2026	3.460	440	439	439
WILLIAM MORRIS ENDEAVOR ENTERTAINMENT LLC	5/16/2025	4.554	914	911	911
WYNDHAM WORLDWIDE CORP	4/27/2025	3.452	990	989	989
TOTAL CONSUMER CYCLICAL				26,168	26,168

CONSUMER NON CYCLICAL
ALBERTSONS INVESTOR HOLDINGS LLC	8/17/2026	4.452	178	178	178
ALBERTSONS INVESTOR HOLDINGS LLC	11/17/2025	4.452	254	254	254
ARAMARK	3/28/2024	3.452	1,354	1,355	1,355
B&G FOODS INC	10/10/2026	4.202	325	323	323
BAUSCH HEALTH COMPANIES INC	6/1/2025	4.740	511	509	509
CATALENT INC	5/10/2026	3.952	498	496	496
CHANGE HEALTHCARE HOLDINGS LLC	3/1/2024	4.202	768	767	767
DAVITA INC	8/12/2026	3.952	750	748	748
ENDO INTERNATIONAL PLC	4/29/2024	6.000	269	268	268
GRIFOLS SA	11/15/2027	3.740	1,207	1,202	1,202
HCA HEALTHCARE INC	3/13/2025	3.452	419	419	419
JAGUAR HOLDING COMPANY	8/18/2022	4.202	958	955	955
JBS SA	5/1/2026	3.702	572	571	571
MALLINCKRODT INTERNATIONAL	9/24/2024	4.854	795	794	794
MALLINCKRODT INTERNATIONAL	2/24/2025	4.909	269	268	268
RPI INTERNATIONAL PARTNERS LP	3/27/2023	3.702	929	928	928
SELECT MEDICAL CORPORATION	3/6/2025	4.580	1,250	1,245	1,245
TENNESSEE PARENT INC	2/6/2024	4.452	926	925	925
US FOODS HOLDING CORP	8/30/2026	3.702	250	249	249
US FOODS HOLDING CORPORATION	6/27/2023	3.452	1,429	1,427	1,427
TOTAL CONSUMER NON CYCLICAL				13,881	13,881

ELECTRIC
AES CORP VA	5/31/2022	3.659	63	63	63
CALPINE CONSTRUCTION FINANCE	1/15/2025	4.202	1,970	1,972	1,972
CARROLL COUNTRY ENERGY LLC	2/16/2026	5.604	724	718	718
CPV SHORE HOLDINGS LLC	12/29/2025	5.460	706	700	700
EASTERN POWER LLC	10/2/2023	5.452	1,508	1,511	1,511
EDGEWATER GENERATION LLC	12/13/2025	5.452	1,242	1,238	1,238
EFS COGEN HOLDINGS I LLC	6/28/2023	5.245	935	937	937
HELIX GEN FUNDING LLC	6/3/2024	5.452	970	968	968
INVENERGY CLEAN POWER LLC	8/28/2025	5.202	932	929	929
LMBE-MC HOLDCO II LLC	11/26/2025	6.110	689	686	686
VISTRA ENERGY CORP	12/31/2025	3.459	1,252	1,251	1,251

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WEST DEPTFORD ENERGY HOLDINGS LLC	8/26/2026	5.452	1,225	1,221	1,221
WG PARTNERS	11/15/2023	5.604	327	325	325
TOTAL ELECTRIC				12,519	12,519

ENERGY
APERGY CORP	5/9/2025	4.250	1,208	1,211	1,211
EQUITRANS MIDSTREAM CORP	1/31/2024	6.210	1,244	1,224	1,224
HERCULES MERGER SUB LLC	11/1/2026	4.441	425	423	423
TRAVERSE MIDSTREAM PARTNERS	9/27/2024	5.710	718	715	715
TOTAL ENERGY				3,573	3,573

FINANCE COMPANY
AVOLON TLB BORROWER	1/15/2025	3.515	1,031	1,029	1,029
FINCO I LLC	12/27/2022	3.702	1,196	1,197	1,197
TOTAL FINANCE COMPANY				2,226	2,226

INSURANCE
ASURION LLC	11/29/2024	4.702	420	418	418
ASURION LLC	11/3/2023	4.702	301	300	300
ASURION LLC	8/4/2022	4.702	226	225	225
TOTAL INSURANCE				943	943

OTHER FINANCIAL INSTITUTIONS
TRANSUNION	11/16/2026	3.452	1,170	1,168	1,168
TOTAL OTHER FINANCIAL INSTITUTIONS				1,168	1,168

OTHER INDUSTRY
HAMILTON HOLDCO LLC	1/2/2027	4.110	988	987	987
LIGHTSTONE HOLDCO LLC	1/30/2024	5.452	987	982	982
LIGHTSTONE HOLDCO LLC	1/30/2024	5.452	56	55	55
TOTAL OTHER INDUSTRY				2,024	2,024

OTHER UTILITY
SANDY CREEK	11/9/2020	6.330	829	828	828
TOTAL OTHER UTILITY				828	828

REITS
EXTENDED STAY AMERICA INC	9/18/2026	3.702	500	499	499
RYMAN HOSPITALITY PROPERTIES	5/11/2024	3.710	766	765	765
VICI PROPERTIES INC	12/20/2024	3.785	1,810	1,814	1,814
TOTAL REITS				3,078	3,078

TECHNOLOGY
CDW CORP	10/13/2026	3.460	1,977	1,976	1,976
CELESTICA INC.	6/27/2025	3.825	1,086	1,082	1,082

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

COMMSCOPE HOLDING CO INC	4/6/2026	4.952	1,250	1,240	1,240
DELL TECHNOLOGIES INC	9/19/2025	3.710	1,454	1,453	1,453
INFOR SOFTWARE PARENT LLC	2/1/2022	4.854	414	413	413
LEIDOS HOLDINGS INC	8/22/2025	3.500	423	422	422
MA FINANCECO LLC	6/21/2024	4.202	160	159	159
MACDONALD DETTWILER AND ASSOCIATES LTD	10/4/2024	4.854	980	976	976
MICROCHIP TECHNOLOGY INCORPORATED	5/29/2025	3.710	431	431	431
NEUSTAR	8/8/2024	5.202	196	193	193
ON SEMICONDUCTOR CORPORATION	9/16/2026	3.702	1,413	1,417	1,417
PERSPECTA INC	5/31/2025	3.952	1,016	1,015	1,015
PLANTRONICS INC	7/2/2025	4.202	1,352	1,337	1,337
SABRE HOLDINGS CORPORATION	2/22/2024	3.702	799	798	798
SCIENCE APPLICATIONS INTERNATIONAL CORP	10/31/2025	3.452	1,238	1,232	1,232
SEATTLE SPINCO INC	6/21/2024	4.202	1,177	1,171	1,171
SS&C EUROPEAN HOLDINGS	4/16/2025	3.952	278	278	278
SS&C TECHNOLOGIES	4/16/2025	3.952	427	426	426
TTM TECHNOLOGIES INC	9/25/2024	4.191	360	359	359
VERINT SYSTEMS INC	6/28/2024	3.796	1,134	1,132	1,132
WESTERN DIGITAL CORPORATION	4/29/2023	3.452	1,727	1,725	1,725
XPERI CORP	12/1/2023	4.202	762	734	734
TOTAL TECHNOLOGY				19,969	19,969

TRANSPORTATION
AMERICAN AIRLINES GROUP INC	12/14/2023	3.740	980	978	978
AMERICAN AIRLINES GROUP INC	6/27/2025	3.450	960	959	959
GENESEE & WYOMING INC	11/6/2026	3.774	650	651	651
UNITED CONTINENTAL HOLDINGS INC	4/1/2024	3.452	1,566	1,561	1,561
TOTAL TRANSPORTATION				4,149	4,149
TOTAL SYNDICATED LOANS BEFORE ALLOWANCE FOR LOAN LOSSES				147,500	147,500
ALLOWANCE FOR LOAN LOSSES				(681)	(681)
TOTAL SYNDICATED LOANS - NET				146,819	146,819

DERIVATIVES
PURCHASED OPTIONS
BNP PARIBAS SA	1/14/2020	—	96	96
BNP PARIBAS SA	1/21/2020	—	190	190
BNP PARIBAS SA	2/11/2020	—	179	179
BNP PARIBAS SA	3/17/2020	—	177	177
BNP PARIBAS SA	3/24/2020	—	174	174
BNP PARIBAS SA	3/31/2020	—	87	87
BNP PARIBAS SA	5/19/2020	—	251	251
BNP PARIBAS SA	5/26/2020	—	82	82
BNP PARIBAS SA	6/2/2020	—	81	81
BNP PARIBAS SA	6/16/2020	—	80	80
BNP PARIBAS SA	6/30/2020	—	81	81

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP PARIBAS SA	7/7/2020	—	81	81
BNP PARIBAS SA	7/14/2020	—	78	78
BNP PARIBAS SA	8/4/2020	—	154	154
BNP PARIBAS SA	9/15/2020	—	74	74
BNP PARIBAS SA	9/29/2020	—	72	72
BNP PARIBAS SA	10/20/2020	—	70	70
BNP PARIBAS SA	10/27/2020	—	69	69
BNP PARIBAS SA	11/17/2020	—	135	135
BNP PARIBAS SA	11/24/2020	—	65	65
BNP PARIBAS SA	12/1/2020	—	65	65
BNP PARIBAS SA	12/15/2020	—	61	61
BNP PARIBAS SA	1/21/2020	—	39	39
BNP PARIBAS SA	1/19/2021	1	242	242
BNP PARIBAS SA	2/4/2020	—	54	54
BNP PARIBAS SA	2/2/2021	—	61	61
BNP PARIBAS SA	2/18/2020	—	52	52
BNP PARIBAS SA	2/16/2021	—	118	118
BNP PARIBAS SA	2/25/2020	—	49	49
BNP PARIBAS SA	2/23/2021	—	57	57
BNP PARIBAS SA	3/3/2020	—	102	102
BNP PARIBAS SA	3/2/2021	—	58	58
BNP PARIBAS SA	3/31/2020	—	62	62
BNP PARIBAS SA	3/30/2021	—	68	68
BNP PARIBAS SA	4/14/2020	—	54	54
BNP PARIBAS SA	4/13/2021	—	61	61
BNP PARIBAS SA	4/28/2020	—	59	59
BNP PARIBAS SA	4/27/2021	—	65	65
BNP PARIBAS SA	8/4/2020	—	85	85
BNP PARIBAS SA	8/3/2021	—	51	51
BNP PARIBAS SA	8/11/2020	—	44	44
BNP PARIBAS SA	8/10/2021	—	209	209
BNP PARIBAS SA	8/18/2020	—	43	43
BNP PARIBAS SA	8/17/2021	—	51	51
BNP PARIBAS SA	9/29/2020	—	39	39
BNP PARIBAS SA	9/28/2021	—	47	47
BNP PARIBAS SA	10/27/2020	—	60	60
BNP PARIBAS SA	10/26/2021	—	131	131
BNP PARIBAS SA	11/3/2020	—	54	54
BNP PARIBAS SA	11/2/2021	—	121	121
BNP PARIBAS SA	2/4/2020	2	894	894
BNP PARIBAS SA	2/1/2022	—	125	125
BNP PARIBAS SA	3/31/2020	2	841	841
BNP PARIBAS SA	3/30/2021	—	95	95
BNP PARIBAS SA	3/29/2022	—	108	108
BNP PARIBAS SA	4/14/2020	2	770	770

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP PARIBAS SA	4/13/2021	—	45	45
BNP PARIBAS SA	4/12/2022	—	103	103
BNP PARIBAS SA	4/21/2020	2	691	691
BNP PARIBAS SA	4/19/2022	—	50	50
BNP PARIBAS SA	6/30/2020	2	606	606
BNP PARIBAS SA	6/29/2021	—	125	125
BNP PARIBAS SA	6/28/2022	—	97	97
BNP PARIBAS SA	7/14/2020	2	567	567
BNP PARIBAS SA	7/13/2021	—	40	40
BNP PARIBAS SA	9/1/2020	2	708	708
BNP PARIBAS SA	9/8/2020	2	571	571
BNP PARIBAS SA	9/22/2020	2	666	666
BNP PARIBAS SA	9/20/2022	—	101	101
BNP PARIBAS SA	10/13/2020	2	569	569
BNP PARIBAS SA	10/11/2022	—	98	98
BNP PARIBAS SA	11/3/2020	2	428	428
BNP PARIBAS SA	11/1/2022	—	45	45
BNP PARIBAS SA	11/10/2020	2	495	495
BNP PARIBAS SA	11/17/2020	2	387	387
BNP PARIBAS SA	11/15/2022	—	85	85
BNP PARIBAS SA	12/1/2020	2	421	421
BNP PARIBAS SA	11/30/2021	—	37	37
BNP PARIBAS SA	12/22/2020	2	301	301
WELLS FARGO BANK NA	10/27/2020	2	591	591
WELLS FARGO BANK NA	10/25/2022	—	47	47
WELLS FARGO BANK NA	1/7/2020	—	96	96
WELLS FARGO BANK NA	1/28/2020	—	191	191
WELLS FARGO BANK NA	2/4/2020	—	94	94
WELLS FARGO BANK NA	2/18/2020	—	87	87
WELLS FARGO BANK NA	2/25/2020	—	260	260
WELLS FARGO BANK NA	3/3/2020	—	86	86
WELLS FARGO BANK NA	3/10/2020	—	86	86
WELLS FARGO BANK NA	4/7/2020	—	175	175
WELLS FARGO BANK NA	4/14/2020	—	89	89
WELLS FARGO BANK NA	4/21/2020	—	84	84
WELLS FARGO BANK NA	4/28/2020	—	84	84
WELLS FARGO BANK NA	5/5/2020	—	168	168
WELLS FARGO BANK NA	5/12/2020	—	83	83
WELLS FARGO BANK NA	6/9/2020	—	80	80
WELLS FARGO BANK NA	6/23/2020	—	82	82
WELLS FARGO BANK NA	7/21/2020	—	77	77
WELLS FARGO BANK NA	7/28/2020	—	77	77
WELLS FARGO BANK NA	8/11/2020	—	78	78
WELLS FARGO BANK NA	8/18/2020	—	158	158
WELLS FARGO BANK NA	8/25/2020	—	80	80

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	9/8/2020	—	75	75
WELLS FARGO BANK NA	9/22/2020	—	75	75
WELLS FARGO BANK NA	10/6/2020	—	71	71
WELLS FARGO BANK NA	10/13/2020	—	70	70
WELLS FARGO BANK NA	11/10/2020	—	138	138
WELLS FARGO BANK NA	12/8/2020	—	62	62
WELLS FARGO BANK NA	12/29/2020	—	60	60
WELLS FARGO BANK NA	1/7/2020	—	48	48
WELLS FARGO BANK NA	1/5/2021	—	55	55
WELLS FARGO BANK NA	1/14/2020	—	46	46
WELLS FARGO BANK NA	1/12/2021	—	53	53
WELLS FARGO BANK NA	1/28/2020	—	83	83
WELLS FARGO BANK NA	1/26/2021	—	50	50
WELLS FARGO BANK NA	2/11/2020	—	57	57
WELLS FARGO BANK NA	2/9/2021	—	63	63
WELLS FARGO BANK NA	3/10/2020	—	95	95
WELLS FARGO BANK NA	3/9/2021	—	110	110
WELLS FARGO BANK NA	3/17/2020	—	52	52
WELLS FARGO BANK NA	3/16/2021	—	59	59
WELLS FARGO BANK NA	3/24/2020	—	62	62
WELLS FARGO BANK NA	4/7/2020	—	175	175
WELLS FARGO BANK NA	4/6/2021	—	64	64
WELLS FARGO BANK NA	4/21/2020	—	61	61
WELLS FARGO BANK NA	4/20/2021	—	67	67
WELLS FARGO BANK NA	5/5/2020	—	57	57
WELLS FARGO BANK NA	5/4/2021	—	64	64
WELLS FARGO BANK NA	5/12/2020	—	107	107
WELLS FARGO BANK NA	5/11/2021	—	61	61
WELLS FARGO BANK NA	5/19/2020	—	53	53
WELLS FARGO BANK NA	5/26/2020	—	112	112
WELLS FARGO BANK NA	5/25/2021	—	63	63
WELLS FARGO BANK NA	6/1/2021	—	58	58
WELLS FARGO BANK NA	6/9/2020	—	95	95
WELLS FARGO BANK NA	6/8/2021	—	55	55
WELLS FARGO BANK NA	6/16/2020	—	50	50
WELLS FARGO BANK NA	6/15/2021	—	57	57
WELLS FARGO BANK NA	6/23/2020	—	53	53
WELLS FARGO BANK NA	6/22/2021	—	60	60
WELLS FARGO BANK NA	6/30/2020	—	55	55
WELLS FARGO BANK NA	6/29/2021	—	123	123
WELLS FARGO BANK NA	7/7/2020	—	47	47
WELLS FARGO BANK NA	7/6/2021	—	55	55
WELLS FARGO BANK NA	7/14/2020	—	46	46
WELLS FARGO BANK NA	7/13/2021	—	108	108
WELLS FARGO BANK NA	7/21/2020	—	91	91

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	7/20/2021	—	53	53
WELLS FARGO BANK NA	7/28/2020	—	46	46
WELLS FARGO BANK NA	7/27/2021	—	54	54
WELLS FARGO BANK NA	8/24/2021	—	48	48
WELLS FARGO BANK NA	9/1/2020	—	40	40
WELLS FARGO BANK NA	8/31/2021	—	48	48
WELLS FARGO BANK NA	9/8/2020	—	41	41
WELLS FARGO BANK NA	9/7/2021	—	147	147
WELLS FARGO BANK NA	9/15/2020	—	80	80
WELLS FARGO BANK NA	9/14/2021	—	144	144
WELLS FARGO BANK NA	9/22/2020	—	39	39
WELLS FARGO BANK NA	9/21/2021	—	95	95
WELLS FARGO BANK NA	10/6/2020	—	43	43
WELLS FARGO BANK NA	10/5/2021	—	100	100
WELLS FARGO BANK NA	10/13/2020	—	97	97
WELLS FARGO BANK NA	10/12/2021	—	111	111
WELLS FARGO BANK NA	10/20/2020	—	109	109
WELLS FARGO BANK NA	10/19/2021	—	121	121
WELLS FARGO BANK NA	11/10/2020	—	57	57
WELLS FARGO BANK NA	11/9/2021	—	125	125
WELLS FARGO BANK NA	11/17/2020	—	127	127
WELLS FARGO BANK NA	11/16/2021	—	137	137
WELLS FARGO BANK NA	11/23/2021	—	65	65
WELLS FARGO BANK NA	12/1/2020	—	59	59
WELLS FARGO BANK NA	11/30/2021	—	64	64
WELLS FARGO BANK NA	12/8/2020	—	64	64
WELLS FARGO BANK NA	12/7/2021	—	138	138
WELLS FARGO BANK NA	12/15/2020	—	144	144
WELLS FARGO BANK NA	12/14/2021	—	228	228
WELLS FARGO BANK NA	12/22/2020	—	179	179
WELLS FARGO BANK NA	12/21/2021	—	368	368
WELLS FARGO BANK NA	12/29/2020	—	76	76
WELLS FARGO BANK NA	12/28/2021	—	159	159
WELLS FARGO BANK NA	1/7/2020	2	1,313	1,313
WELLS FARGO BANK NA	1/5/2021	—	140	140
WELLS FARGO BANK NA	1/4/2022	—	149	149
WELLS FARGO BANK NA	1/14/2020	2	1,488	1,488
WELLS FARGO BANK NA	1/12/2021	—	67	67
WELLS FARGO BANK NA	1/11/2022	—	143	143
WELLS FARGO BANK NA	1/21/2020	2	1,253	1,253
WELLS FARGO BANK NA	1/19/2021	—	65	65
WELLS FARGO BANK NA	1/18/2022	—	70	70
WELLS FARGO BANK NA	1/28/2020	2	1,246	1,246
WELLS FARGO BANK NA	1/26/2021	—	129	129
WELLS FARGO BANK NA	1/25/2022	—	139	139

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	2/11/2020	2	1,077	1,077
WELLS FARGO BANK NA	2/9/2021	—	225	225
WELLS FARGO BANK NA	2/8/2022	—	186	186
WELLS FARGO BANK NA	2/18/2020	2	818	818
WELLS FARGO BANK NA	2/16/2021	—	107	107
WELLS FARGO BANK NA	2/15/2022	—	119	119
WELLS FARGO BANK NA	2/25/2020	2	797	797
WELLS FARGO BANK NA	2/23/2021	—	105	105
WELLS FARGO BANK NA	2/22/2022	—	117	117
WELLS FARGO BANK NA	3/3/2020	2	941	941
WELLS FARGO BANK NA	3/2/2021	—	53	53
WELLS FARGO BANK NA	3/1/2022	—	59	59
WELLS FARGO BANK NA	3/10/2020	2	896	896
WELLS FARGO BANK NA	3/9/2021	—	53	53
WELLS FARGO BANK NA	3/8/2022	—	177	177
WELLS FARGO BANK NA	3/17/2020	2	943	943
WELLS FARGO BANK NA	3/16/2021	—	50	50
WELLS FARGO BANK NA	3/15/2022	—	56	56
WELLS FARGO BANK NA	3/24/2020	2	808	808
WELLS FARGO BANK NA	3/23/2021	—	103	103
WELLS FARGO BANK NA	3/22/2022	—	115	115
WELLS FARGO BANK NA	4/7/2020	2	749	749
WELLS FARGO BANK NA	4/6/2021	—	47	47
WELLS FARGO BANK NA	4/5/2022	1	267	267
WELLS FARGO BANK NA	4/28/2020	2	581	581
WELLS FARGO BANK NA	4/27/2021	—	43	43
WELLS FARGO BANK NA	4/26/2022	—	49	49
WELLS FARGO BANK NA	5/5/2020	2	759	759
WELLS FARGO BANK NA	5/3/2022	—	108	108
WELLS FARGO BANK NA	5/12/2020	2	764	764
WELLS FARGO BANK NA	5/11/2021	—	51	51
WELLS FARGO BANK NA	5/10/2022	—	114	114
WELLS FARGO BANK NA	5/19/2020	2	958	958
WELLS FARGO BANK NA	5/26/2020	2	958	958
WELLS FARGO BANK NA	5/24/2022	—	119	119
WELLS FARGO BANK NA	6/2/2020	2	869	869
WELLS FARGO BANK NA	6/1/2021	—	54	54
WELLS FARGO BANK NA	5/31/2022	—	60	60
WELLS FARGO BANK NA	6/9/2020	2	734	734
WELLS FARGO BANK NA	6/16/2020	2	650	650
WELLS FARGO BANK NA	6/15/2021	—	91	91
WELLS FARGO BANK NA	6/14/2022	—	104	104
WELLS FARGO BANK NA	6/23/2020	2	728	728
WELLS FARGO BANK NA	6/22/2021	—	91	91
WELLS FARGO BANK NA	6/21/2022	—	104	104

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	7/7/2020	2	604	604
WELLS FARGO BANK NA	7/21/2020	2	575	575
WELLS FARGO BANK NA	7/28/2020	2	598	598
WELLS FARGO BANK NA	7/27/2021	—	40	40
WELLS FARGO BANK NA	7/26/2022	—	47	47
WELLS FARGO BANK NA	8/4/2020	2	858	858
WELLS FARGO BANK NA	8/3/2021	—	98	98
WELLS FARGO BANK NA	8/11/2020	2	745	745
WELLS FARGO BANK NA	8/18/2020	2	712	712
WELLS FARGO BANK NA	8/16/2022	—	109	109
WELLS FARGO BANK NA	8/25/2020	2	804	804
WELLS FARGO BANK NA	9/15/2020	2	575	575
WELLS FARGO BANK NA	9/13/2022	—	48	48
WELLS FARGO BANK NA	9/29/2020	2	638	638
WELLS FARGO BANK NA	9/27/2022	—	53	53
WELLS FARGO BANK NA	10/6/2020	2	664	664
WELLS FARGO BANK NA	10/5/2021	—	49	49
WELLS FARGO BANK NA	10/4/2022	—	111	111
WELLS FARGO BANK NA	10/20/2020	2	508	508
WELLS FARGO BANK NA	11/24/2020	2	395	395
WELLS FARGO BANK NA	12/8/2020	1	332	332
WELLS FARGO BANK NA	12/15/2020	2	329	329
TOTAL PURCHASED OPTIONS			56,038	56,038

WRITTEN OPTIONS
BNP PARIBAS SA	1/14/2020	—	(82)	(82)
BNP PARIBAS SA	1/21/2020	—	(153)	(153)
BNP PARIBAS SA	2/11/2020	—	(141)	(141)
BNP PARIBAS SA	3/17/2020	—	(139)	(139)
BNP PARIBAS SA	3/24/2020	—	(137)	(137)
BNP PARIBAS SA	3/31/2020	—	(68)	(68)
BNP PARIBAS SA	5/19/2020	—	(195)	(195)
BNP PARIBAS SA	5/26/2020	—	(63)	(63)
BNP PARIBAS SA	6/2/2020	—	(62)	(62)
BNP PARIBAS SA	6/16/2020	—	(61)	(61)
BNP PARIBAS SA	6/30/2020	—	(62)	(62)
BNP PARIBAS SA	7/7/2020	—	(63)	(63)
BNP PARIBAS SA	7/14/2020	—	(59)	(59)
BNP PARIBAS SA	8/4/2020	—	(117)	(117)
BNP PARIBAS SA	9/15/2020	—	(56)	(56)
BNP PARIBAS SA	9/29/2020	—	(54)	(54)
BNP PARIBAS SA	10/20/2020	—	(51)	(51)
BNP PARIBAS SA	10/27/2020	—	(51)	(51)
BNP PARIBAS SA	11/17/2020	—	(99)	(99)
BNP PARIBAS SA	11/24/2020	—	(47)	(47)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP PARIBAS SA	12/1/2020	—	(47)	(47)
BNP PARIBAS SA	12/15/2020	—	(43)	(43)
BNP PARIBAS SA	1/21/2020	—	(27)	(27)
BNP PARIBAS SA	1/19/2021	(1)	(146)	(146)
BNP PARIBAS SA	2/4/2020	—	(42)	(42)
BNP PARIBAS SA	2/2/2021	—	(41)	(41)
BNP PARIBAS SA	2/18/2020	—	(40)	(40)
BNP PARIBAS SA	2/16/2021	—	(79)	(79)
BNP PARIBAS SA	2/25/2020	—	(37)	(37)
BNP PARIBAS SA	2/23/2021	—	(38)	(38)
BNP PARIBAS SA	3/3/2020	—	(74)	(74)
BNP PARIBAS SA	3/2/2021	—	(37)	(37)
BNP PARIBAS SA	3/31/2020	—	(49)	(49)
BNP PARIBAS SA	3/30/2021	—	(47)	(47)
BNP PARIBAS SA	4/14/2020	—	(40)	(40)
BNP PARIBAS SA	4/13/2021	—	(40)	(40)
BNP PARIBAS SA	4/28/2020	—	(43)	(43)
BNP PARIBAS SA	4/27/2021	—	(40)	(40)
BNP PARIBAS SA	8/4/2020	—	(52)	(52)
BNP PARIBAS SA	8/3/2021	—	(25)	(25)
BNP PARIBAS SA	8/11/2020	—	(28)	(28)
BNP PARIBAS SA	8/10/2021	—	(106)	(106)
BNP PARIBAS SA	8/18/2020	—	(26)	(26)
BNP PARIBAS SA	8/17/2021	—	(25)	(25)
BNP PARIBAS SA	9/29/2020	—	(23)	(23)
BNP PARIBAS SA	9/28/2021	—	(22)	(22)
BNP PARIBAS SA	10/27/2020	—	(43)	(43)
BNP PARIBAS SA	10/26/2021	—	(79)	(79)
BNP PARIBAS SA	11/2/2021	—	(69)	(69)
BNP PARIBAS SA	11/3/2020	—	(38)	(38)
BNP PARIBAS SA	2/4/2020	(2)	(724)	(724)
BNP PARIBAS SA	2/1/2022	—	(69)	(69)
BNP PARIBAS SA	3/31/2020	(2)	(655)	(655)
BNP PARIBAS SA	3/30/2021	—	(65)	(65)
BNP PARIBAS SA	3/29/2022	—	(60)	(60)
BNP PARIBAS SA	4/14/2020	(2)	(587)	(587)
BNP PARIBAS SA	4/13/2021	—	(30)	(30)
BNP PARIBAS SA	4/12/2022	—	(56)	(56)
BNP PARIBAS SA	4/21/2020	(2)	(519)	(519)
BNP PARIBAS SA	4/19/2022	—	(26)	(26)
BNP PARIBAS SA	6/30/2020	(2)	(493)	(493)
BNP PARIBAS SA	6/29/2021	—	(92)	(92)
BNP PARIBAS SA	6/28/2022	—	(60)	(60)
BNP PARIBAS SA	7/14/2020	(2)	(456)	(456)
BNP PARIBAS SA	7/13/2021	—	(29)	(29)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP PARIBAS SA	9/1/2020	(2)	(613)	(613)
BNP PARIBAS SA	9/8/2020	(2)	(483)	(483)
BNP PARIBAS SA	9/22/2020	(2)	(589)	(589)
BNP PARIBAS SA	9/20/2022	—	(76)	(76)
BNP PARIBAS SA	10/13/2020	(2)	(501)	(501)
BNP PARIBAS SA	10/11/2022	—	(74)	(74)
BNP PARIBAS SA	11/3/2020	(2)	(371)	(371)
BNP PARIBAS SA	11/1/2022	—	(33)	(33)
BNP PARIBAS SA	11/10/2020	(2)	(428)	(428)
BNP PARIBAS SA	11/17/2020	(2)	(332)	(332)
BNP PARIBAS SA	11/15/2022	—	(62)	(62)
BNP PARIBAS SA	12/1/2020	(2)	(365)	(365)
BNP PARIBAS SA	11/30/2021	—	(30)	(30)
BNP PARIBAS SA	12/22/2020	(2)	(256)	(256)
WELLS FARGO BANK NA	9/29/2020	(2)	(570)	(570)
WELLS FARGO BANK NA	10/27/2020	(2)	(517)	(517)
WELLS FARGO BANK NA	10/25/2022	—	(35)	(35)
WELLS FARGO BANK NA	1/7/2020	—	(82)	(82)
WELLS FARGO BANK NA	1/28/2020	—	(153)	(153)
WELLS FARGO BANK NA	2/4/2020	—	(75)	(75)
WELLS FARGO BANK NA	2/18/2020	—	(67)	(67)
WELLS FARGO BANK NA	2/25/2020	—	(202)	(202)
WELLS FARGO BANK NA	3/3/2020	—	(67)	(67)
WELLS FARGO BANK NA	3/10/2020	—	(67)	(67)
WELLS FARGO BANK NA	4/7/2020	—	(138)	(138)
WELLS FARGO BANK NA	4/14/2020	—	(70)	(70)
WELLS FARGO BANK NA	4/21/2020	—	(65)	(65)
WELLS FARGO BANK NA	4/28/2020	—	(65)	(65)
WELLS FARGO BANK NA	5/5/2020	—	(130)	(130)
WELLS FARGO BANK NA	5/12/2020	—	(64)	(64)
WELLS FARGO BANK NA	6/9/2020	—	(61)	(61)
WELLS FARGO BANK NA	6/23/2020	—	(63)	(63)
WELLS FARGO BANK NA	7/21/2020	—	(58)	(58)
WELLS FARGO BANK NA	7/28/2020	—	(58)	(58)
WELLS FARGO BANK NA	8/11/2020	—	(60)	(60)
WELLS FARGO BANK NA	8/18/2020	—	(122)	(122)
WELLS FARGO BANK NA	8/25/2020	—	(62)	(62)
WELLS FARGO BANK NA	9/8/2020	—	(57)	(57)
WELLS FARGO BANK NA	9/22/2020	—	(57)	(57)
WELLS FARGO BANK NA	10/6/2020	—	(53)	(53)
WELLS FARGO BANK NA	10/13/2020	—	(52)	(52)
WELLS FARGO BANK NA	11/10/2020	—	(102)	(102)
WELLS FARGO BANK NA	12/8/2020	—	(44)	(44)
WELLS FARGO BANK NA	12/29/2020	—	(42)	(42)
WELLS FARGO BANK NA	1/7/2020	—	(36)	(36)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	1/5/2021	—	(36)	(36)
WELLS FARGO BANK NA	1/14/2020	—	(33)	(33)
WELLS FARGO BANK NA	1/12/2021	—	(34)	(34)
WELLS FARGO BANK NA	1/28/2020	—	(58)	(58)
WELLS FARGO BANK NA	1/26/2021	—	(31)	(31)
WELLS FARGO BANK NA	2/11/2020	—	(45)	(45)
WELLS FARGO BANK NA	2/9/2021	—	(44)	(44)
WELLS FARGO BANK NA	3/10/2020	—	(67)	(67)
WELLS FARGO BANK NA	3/9/2021	—	(69)	(69)
WELLS FARGO BANK NA	3/17/2020	—	(38)	(38)
WELLS FARGO BANK NA	3/16/2021	—	(38)	(38)
WELLS FARGO BANK NA	3/24/2020	—	(49)	(49)
WELLS FARGO BANK NA	4/7/2020	—	(135)	(135)
WELLS FARGO BANK NA	4/6/2021	—	(44)	(44)
WELLS FARGO BANK NA	4/21/2020	—	(48)	(48)
WELLS FARGO BANK NA	4/20/2021	—	(46)	(46)
WELLS FARGO BANK NA	5/5/2020	—	(41)	(41)
WELLS FARGO BANK NA	5/4/2021	—	(39)	(39)
WELLS FARGO BANK NA	5/12/2020	—	(76)	(76)
WELLS FARGO BANK NA	5/11/2021	—	(36)	(36)
WELLS FARGO BANK NA	5/19/2020	—	(37)	(37)
WELLS FARGO BANK NA	5/26/2020	—	(80)	(80)
WELLS FARGO BANK NA	5/25/2021	—	(38)	(38)
WELLS FARGO BANK NA	6/1/2021	—	(34)	(34)
WELLS FARGO BANK NA	6/9/2020	—	(60)	(60)
WELLS FARGO BANK NA	6/8/2021	—	(29)	(29)
WELLS FARGO BANK NA	6/16/2020	—	(32)	(32)
WELLS FARGO BANK NA	6/15/2021	—	(30)	(30)
WELLS FARGO BANK NA	6/23/2020	—	(36)	(36)
WELLS FARGO BANK NA	6/22/2021	—	(34)	(34)
WELLS FARGO BANK NA	6/30/2020	—	(37)	(37)
WELLS FARGO BANK NA	6/29/2021	—	(69)	(69)
WELLS FARGO BANK NA	7/7/2020	—	(30)	(30)
WELLS FARGO BANK NA	7/6/2021	—	(29)	(29)
WELLS FARGO BANK NA	7/14/2020	—	(29)	(29)
WELLS FARGO BANK NA	7/13/2021	—	(56)	(56)
WELLS FARGO BANK NA	7/21/2020	—	(58)	(58)
WELLS FARGO BANK NA	7/20/2021	—	(27)	(27)
WELLS FARGO BANK NA	7/28/2020	—	(29)	(29)
WELLS FARGO BANK NA	7/27/2021	—	(28)	(28)
WELLS FARGO BANK NA	8/24/2021	—	(23)	(23)
WELLS FARGO BANK NA	9/1/2020	—	(24)	(24)
WELLS FARGO BANK NA	8/31/2021	—	(23)	(23)
WELLS FARGO BANK NA	9/8/2020	—	(25)	(25)
WELLS FARGO BANK NA	9/7/2021	—	(72)	(72)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	9/15/2020	—	(47)	(47)
WELLS FARGO BANK NA	9/14/2021	—	(69)	(69)
WELLS FARGO BANK NA	9/22/2020	—	(23)	(23)
WELLS FARGO BANK NA	9/21/2021	—	(45)	(45)
WELLS FARGO BANK NA	10/6/2020	—	(26)	(26)
WELLS FARGO BANK NA	10/5/2021	—	(50)	(50)
WELLS FARGO BANK NA	10/13/2020	—	(64)	(64)
WELLS FARGO BANK NA	10/12/2021	—	(60)	(60)
WELLS FARGO BANK NA	10/20/2020	—	(76)	(76)
WELLS FARGO BANK NA	10/19/2021	—	(70)	(70)
WELLS FARGO BANK NA	11/10/2020	—	(41)	(41)
WELLS FARGO BANK NA	11/9/2021	—	(73)	(73)
WELLS FARGO BANK NA	11/17/2020	—	(95)	(95)
WELLS FARGO BANK NA	11/16/2021	—	(85)	(85)
WELLS FARGO BANK NA	11/23/2021	—	(40)	(40)
WELLS FARGO BANK NA	12/1/2020	—	(41)	(41)
WELLS FARGO BANK NA	11/30/2021	—	(36)	(36)
WELLS FARGO BANK NA	12/8/2020	—	(46)	(46)
WELLS FARGO BANK NA	12/7/2021	—	(81)	(81)
WELLS FARGO BANK NA	12/15/2020	—	(109)	(109)
WELLS FARGO BANK NA	12/14/2021	—	(143)	(143)
WELLS FARGO BANK NA	12/22/2020	—	(144)	(144)
WELLS FARGO BANK NA	12/21/2021	—	(192)	(192)
WELLS FARGO BANK NA	12/21/2021	—	(21)	(21)
WELLS FARGO BANK NA	12/29/2020	—	(58)	(58)
WELLS FARGO BANK NA	12/28/2021	—	(103)	(103)
WELLS FARGO BANK NA	1/7/2020	(2)	(1,133)	(1,133)
WELLS FARGO BANK NA	1/5/2021	—	(105)	(105)
WELLS FARGO BANK NA	1/4/2022	—	(92)	(92)
WELLS FARGO BANK NA	1/14/2020	—	(33)	(33)
WELLS FARGO BANK NA	1/14/2020	(2)	(1,217)	(1,217)
WELLS FARGO BANK NA	1/12/2021	—	(49)	(49)
WELLS FARGO BANK NA	1/11/2022	—	(87)	(87)
WELLS FARGO BANK NA	1/21/2020	(2)	(1,010)	(1,010)
WELLS FARGO BANK NA	1/21/2020	—	(31)	(31)
WELLS FARGO BANK NA	1/19/2021	—	(48)	(48)
WELLS FARGO BANK NA	1/18/2022	—	(42)	(42)
WELLS FARGO BANK NA	1/28/2020	(2)	(1,053)	(1,053)
WELLS FARGO BANK NA	1/26/2021	—	(94)	(94)
WELLS FARGO BANK NA	1/25/2022	—	(83)	(83)
WELLS FARGO BANK NA	2/11/2020	(2)	(871)	(871)
WELLS FARGO BANK NA	2/9/2021	—	(155)	(155)
WELLS FARGO BANK NA	2/8/2022	—	(104)	(104)
WELLS FARGO BANK NA	2/18/2020	(2)	(663)	(663)
WELLS FARGO BANK NA	2/16/2021	—	(76)	(76)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	2/15/2022	—	(70)	(70)
WELLS FARGO BANK NA	2/25/2020	(2)	(640)	(640)
WELLS FARGO BANK NA	2/23/2021	—	(75)	(75)
WELLS FARGO BANK NA	2/22/2022	—	(69)	(69)
WELLS FARGO BANK NA	3/3/2020	(2)	(760)	(760)
WELLS FARGO BANK NA	3/2/2021	—	(38)	(38)
WELLS FARGO BANK NA	3/1/2022	—	(35)	(35)
WELLS FARGO BANK NA	3/10/2020	(2)	(724)	(724)
WELLS FARGO BANK NA	3/9/2021	—	(38)	(38)
WELLS FARGO BANK NA	3/8/2022	—	(104)	(104)
WELLS FARGO BANK NA	3/17/2020	(2)	(747)	(747)
WELLS FARGO BANK NA	3/16/2021	—	(35)	(35)
WELLS FARGO BANK NA	3/15/2022	—	(32)	(32)
WELLS FARGO BANK NA	3/24/2020	(2)	(647)	(647)
WELLS FARGO BANK NA	3/23/2021	—	(72)	(72)
WELLS FARGO BANK NA	3/22/2022	—	(67)	(67)
WELLS FARGO BANK NA	4/7/2020	(2)	(583)	(583)
WELLS FARGO BANK NA	4/6/2021	—	(32)	(32)
WELLS FARGO BANK NA	4/5/2022	(1)	(149)	(149)
WELLS FARGO BANK NA	4/28/2020	(2)	(447)	(447)
WELLS FARGO BANK NA	4/27/2021	—	(29)	(29)
WELLS FARGO BANK NA	4/26/2022	—	(28)	(28)
WELLS FARGO BANK NA	5/5/2020	—	(16)	(16)
WELLS FARGO BANK NA	5/3/2022	—	(64)	(64)
WELLS FARGO BANK NA	5/5/2020	(2)	(579)	(579)
WELLS FARGO BANK NA	5/12/2020	(2)	(629)	(629)
WELLS FARGO BANK NA	5/11/2021	—	(37)	(37)
WELLS FARGO BANK NA	5/10/2022	—	(70)	(70)
WELLS FARGO BANK NA	5/19/2020	(2)	(779)	(779)
WELLS FARGO BANK NA	5/26/2020	(2)	(802)	(802)
WELLS FARGO BANK NA	5/24/2022	—	(75)	(75)
WELLS FARGO BANK NA	6/2/2020	(2)	(728)	(728)
WELLS FARGO BANK NA	6/1/2021	—	(40)	(40)
WELLS FARGO BANK NA	5/31/2022	—	(37)	(37)
WELLS FARGO BANK NA	6/9/2020	(2)	(596)	(596)
WELLS FARGO BANK NA	6/16/2020	(2)	(519)	(519)
WELLS FARGO BANK NA	6/15/2021	—	(64)	(64)
WELLS FARGO BANK NA	6/14/2022	—	(61)	(61)
WELLS FARGO BANK NA	6/23/2020	(2)	(584)	(584)
WELLS FARGO BANK NA	6/22/2021	—	(64)	(64)
WELLS FARGO BANK NA	6/21/2022	—	(61)	(61)
WELLS FARGO BANK NA	7/7/2020	(2)	(492)	(492)
WELLS FARGO BANK NA	7/21/2020	(2)	(464)	(464)
WELLS FARGO BANK NA	7/28/2020	(2)	(482)	(482)
WELLS FARGO BANK NA	7/27/2021	—	(29)	(29)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2019

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	7/26/2022	—	(29)	(29)
WELLS FARGO BANK NA	8/4/2020	(2)	(733)	(733)
WELLS FARGO BANK NA	8/3/2021	—	(76)	(76)
WELLS FARGO BANK NA	8/11/2020	(2)	(628)	(628)
WELLS FARGO BANK NA	8/18/2020	(2)	(617)	(617)
WELLS FARGO BANK NA	8/16/2022	—	(76)	(76)
WELLS FARGO BANK NA	8/25/2020	(2)	(703)	(703)
WELLS FARGO BANK NA	9/15/2020	(2)	(502)	(502)
WELLS FARGO BANK NA	9/13/2022	—	(36)	(36)
WELLS FARGO BANK NA	9/27/2022	—	(40)	(40)
WELLS FARGO BANK NA	10/6/2020	(2)	(599)	(599)
WELLS FARGO BANK NA	10/5/2021	—	(42)	(42)
WELLS FARGO BANK NA	10/4/2022	—	(86)	(86)
WELLS FARGO BANK NA	10/20/2020	(2)	(449)	(449)
WELLS FARGO BANK NA	11/24/2020	(2)	(336)	(336)
WELLS FARGO BANK NA	12/8/2020	(1)	(285)	(285)
WELLS FARGO BANK NA	12/15/2020	(2)	(274)	(274)
TOTAL WRITTEN OPTIONS			(43,598)	(43,598)

FUTURES
S&P 500 MINI FUTURES	1/1/2020	—	6	6
TOTAL FUTURES			6	6
TOTAL DERIVATIVES - NET			12,446	12,446
TOTAL INVESTMENTS IN CASH EQUIVALENTS, FIXED MATURITIES, EQUITY SECURITIES, SYNDICATED LOANS AND DERIVATIVES			$7,888,245	$7,902,092

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

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CASH EQUIVALENTS
CERTIFICATE OF DEPOSITS
AUSTRALIA AND NEW ZEALAND BANK	1/4/2021	0.080%	$50,000	$50,000	$50,000
CANADIAN IMPERIAL BANK	1/4/2021	0.080	50,000	50,000	50,000
TOTAL CERTIFICATE OF DEPOSITS				100,000	100,000

COMMERCIAL PAPER
CENTERPOINT ENERGY INC	1/4/2021	—	50,000	49,999	49,999
CHEVRON CORP	1/13/2021	—	30,000	29,999	29,999
JM SMUCKER COMPANY	1/4/2021	—	19,900	19,900	19,900
MCKESSON CORP	1/4/2021	—	38,000	37,999	37,999
NOVARTIS FINANCE CORP	1/8/2021	—	25,000	24,999	24,999
NOVARTIS FINANCE CORP	1/11/2021	—	25,000	24,999	24,999
PACIFICORP	1/4/2021	—	18,900	18,900	18,900
PUBLIC SERVICE COMPANY OF COLORADO	1/6/2021	—	9,500	9,500	9,500
ROCHE HOLDINGS INC	1/12/2021	—	25,000	24,999	24,999
ROYAL BANK OF CANADA -NEW YORK	1/13/2021	—	50,000	49,998	49,998
THE TORONTO-DOMINION BANK	1/11/2021	—	20,000	19,999	19,999
THE TORONTO-DOMINION BANK	1/22/2021	—	30,000	29,996	29,996
TRAVELERS COMPANIES INC	1/4/2021	—	50,000	50,000	50,000
WESTPAC BANKING CORP	1/19/2021	—	50,000	49,996	49,996
WISCONSIN PUBLIC SERVICE CORPORATION	1/6/2021	—	3,000	3,000	3,000
TOTAL COMMERCIAL PAPER				444,283	444,283
TOTAL CASH EQUIVALENTS				544,283	544,283

FIXED MATURITIES
U.S. GOVERNMENT AND AGENCY OBLIGATIONS
UNITED STATES TREASURY BILL	3/25/2021	—	75,000	74,972	74,988
UNITED STATES TREASURY BILL	6/17/2021	—	75,000	74,971	74,972
UNITED STATES TREASURY BILL	1/7/2021	—	75,000	74,998	75,000
UNITED STATES TREASURY BILL	1/14/2021	—	60,000	59,997	60,000
UNITED STATES TREASURY BILL	1/21/2021	—	60,000	59,995	59,999
UNITED STATES TREASURY BILL	2/4/2021	—	110,000	109,989	109,994
UNITED STATES TREASURY BILL	2/11/2021	—	60,000	59,992	59,996
UNITED STATES TREASURY BILL	2/18/2021	—	60,000	59,991	59,995
UNITED STATES TREASURY BILL	3/4/2021	—	60,000	59,988	59,994
UNITED STATES TREASURY BILL	5/13/2021	—	50,000	49,980	49,986
UNITED STATES TREASURY BILL	5/27/2021	—	75,000	74,972	74,976
UNITED STATES TREASURY BILL	6/3/2021	—	75,000	74,971	74,975
UNITED STATES TREASURY BILL	6/10/2021	—	75,000	74,969	74,974
UNITED STATES TREASURY BILL	6/24/2021	—	125,000	124,945	124,951
UNITED STATES TREASURY BILL	7/1/2021	—	100,000	99,950	99,958
UNITED STATES TREASURY BILL	1/28/2021	—	210,000	209,976	209,991
UNITED STATES TREASURY BILL	2/25/2021	—	110,000	109,976	109,989
UNITED STATES TREASURY BOND	11/15/2028	5.250	200	208	269
TOTAL U. S. GOVERNMENT AND AGENCY OBLIGATIONS				1,454,840	1,455,007

STATE AND MUNICIPAL OBLIGATIONS
DALLAS FORT WORTH TEXAS INTL ARP	11/1/2023	1.041	250	250	253
DALLAS FORT WORTH TEXAS INTL ARP	11/1/2024	1.229	250	250	253
F-31

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

DALLAS FORT WORTH TEXAS INTL ARP	11/1/2025	1.329	1,000	1,000	1,009
FLORIDA ST MID-BAY BRIDGE AUTHORITY	10/1/2021	3.784	765	765	775
GREAT LAKES WATER AUTHORITY	7/1/2024	1.604	600	600	611
GREAT LAKES WATER AUTHORITY	7/1/2025	1.654	600	600	612
KENTUCKY ST PPTY & BLDGS COMMUNITY	5/1/2021	2.564	1,100	1,100	1,107
LONG ISLAND POWER AUTHORITY	3/1/2023	0.764	1,000	1,000	1,004
PORT AUTHORITY OF NEW YORK	7/1/2023	1.086	5,000	5,000	5,075
STATE OF CONNECTICUT	9/15/2021	4.000	3,000	3,014	3,073
STATE OF CONNECTICUT	9/15/2022	3.471	2,000	2,000	2,099
STATE OF CONNECTICUT	7/1/2022	2.500	500	506	516
STATE OF CONNECTICUT	7/1/2023	2.000	750	754	779
TOTAL STATE AND MUNICIPAL OBLIGATIONS				16,839	17,166

RESIDENTIAL MORTGAGE BACKED SECURITIES
AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES
FANNIE MAE 06-36 GF	5/25/2036	0.448	3,407	3,419	3,428
FANNIE MAE 07-46 FB	5/25/2037	0.518	1,535	1,538	1,541
FANNIE MAE 09-107 FL	2/25/2038	0.798	1,559	1,564	1,572
FANNIE MAE 13-2 KF	1/25/2037	0.328	5,672	5,663	5,656
FANNIE MAE AF-2015-22C	4/25/2045	0.505	10,636	10,602	10,608
FANNIE MAE AF-2015-42	6/25/2055	0.485	9,874	9,824	9,837
FANNIE MAE AF-2015-91	12/25/2045	0.525	10,542	10,498	10,525
FANNIE MAE FA-2015-4	2/25/2045	0.505	4,250	4,256	4,252
FANNIE MAE FW-2015-84	11/25/2045	0.505	10,857	10,843	10,829
FANNIE MAE 07-6	2/25/2037	0.598	5,345	5,354	5,383
FANNIE MAE 09-101	12/25/2039	0.988	8,306	8,426	8,505
FANNIE MAE 12-133	4/25/2042	0.398	6,464	6,445	6,433
FANNIE MAE 16-2	2/25/2056	0.635	3,426	3,422	3,439
FANNIE MAE 303970	9/1/2024	6.000	39	39	44
FANNIE MAE 545492	2/1/2022	5.500	12	12	14
FANNIE MAE 725558	6/1/2034	2.464	41	41	42
FANNIE MAE 725694	7/1/2034	1.706	154	151	155
FANNIE MAE 725719	7/1/2033	1.888	231	231	236
FANNIE MAE 735034	10/1/2034	2.255	2,584	2,711	2,685
FANNIE MAE 735702	7/1/2035	2.668	1,702	1,748	1,779
FANNIE MAE 794787	10/1/2034	1.999	93	94	96
FANNIE MAE 799733	11/1/2034	2.018	174	176	174
FANNIE MAE 801337	9/1/2034	1.924	1,333	1,400	1,384
FANNIE MAE 801917	10/1/2034	2.320	242	243	244
FANNIE MAE 804561	9/1/2034	2.421	255	255	261
FANNIE MAE 807219	1/1/2035	2.313	786	792	823
FANNIE MAE 809532	2/1/2035	3.688	157	158	164
FANNIE MAE 834552	8/1/2035	2.481	202	203	211
FANNIE MAE 889485	6/1/2036	2.444	1,849	1,878	1,928
FANNIE MAE 922674	4/1/2036	3.276	721	737	760
FANNIE MAE 968438	1/1/2038	2.030	998	1,047	1,034
FANNIE MAE 995123	8/1/2037	3.097	633	654	669
FANNIE MAE 995548	9/1/2035	2.610	805	822	840
FANNIE MAE 995604	11/1/2035	2.496	2,551	2,681	2,666
F-32

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE 995614	8/1/2037	1.341	546	574	551
FANNIE MAE AB5230	5/1/2027	2.500	4,703	4,765	4,916
FANNIE MAE AD0901	4/1/2040	3.469	2,236	2,373	2,330
FANNIE MAE AE0559	12/1/2034	2.281	2,253	2,360	2,344
FANNIE MAE AE0566	8/1/2035	2.851	1,624	1,702	1,701
FANNIE MAE AF-2016-11	3/25/2046	0.655	5,453	5,445	5,456
FANNIE MAE AF-2016-87	11/25/2046	0.555	7,394	7,391	7,373
FANNIE MAE AF-2016-88	12/25/2046	0.595	5,900	5,900	5,903
FANNIE MAE AF-2018-87	12/25/2048	0.455	21,219	21,136	21,159
FANNIE MAE AF-204620	11/15/2042	0.595	6,312	6,302	6,303
FANNIE MAE AL1037	1/1/2037	3.176	1,813	1,923	1,908
FANNIE MAE AL2269	10/1/2040	2.656	1,963	2,084	2,053
FANNIE MAE AL3935	9/1/2037	2.619	4,441	4,681	4,647
FANNIE MAE AL3961	2/1/2039	3.086	1,951	2,057	2,026
FANNIE MAE AL4100	9/1/2036	2.529	3,731	3,925	3,885
FANNIE MAE AL4110	3/1/2037	2.270	3,073	3,223	3,198
FANNIE MAE AL4114	2/1/2039	3.056	3,999	4,233	4,216
FANNIE MAE AO8746	8/1/2027	2.500	8,602	8,789	8,992
FANNIE MAE ARM 190726	3/1/2033	4.825	48	49	48
FANNIE MAE ARM 249907	2/1/2024	4.000	64	64	64
FANNIE MAE ARM 303259	3/1/2025	3.359	9	9	9
FANNIE MAE ARM 545786	6/1/2032	2.665	168	168	167
FANNIE MAE ARM 620293	1/1/2032	2.400	28	27	28
FANNIE MAE ARM 651629	8/1/2032	2.292	107	107	107
FANNIE MAE ARM 655646	8/1/2032	2.340	87	87	87
FANNIE MAE ARM 655798	8/1/2032	2.111	204	204	205
FANNIE MAE ARM 661349	9/1/2032	2.270	78	78	82
FANNIE MAE ARM 661744	10/1/2032	2.195	174	175	181
FANNIE MAE ARM 664750	10/1/2032	2.113	66	66	66
FANNIE MAE ARM 670731	11/1/2032	1.665	188	188	189
FANNIE MAE ARM 670779	11/1/2032	1.700	258	259	260
FANNIE MAE ARM 670890	12/1/2032	1.665	91	92	92
FANNIE MAE ARM 670912	12/1/2032	1.665	96	96	96
FANNIE MAE ARM 670947	12/1/2032	1.665	158	159	158
FANNIE MAE ARM 694852	4/1/2033	3.315	179	181	179
FANNIE MAE ARM 722779	9/1/2033	2.225	162	162	163
FANNIE MAE ARM 733525	8/1/2033	2.047	313	302	323
FANNIE MAE ARM 739194	9/1/2033	2.113	384	385	398
FANNIE MAE ARM 743256	10/1/2033	2.109	61	61	64
FANNIE MAE ARM 743856	11/1/2033	2.213	93	93	97
FANNIE MAE ARM 758873	12/1/2033	1.982	54	53	55
FANNIE MAE AS4507	2/1/2030	3.000	6,198	6,381	6,626
FANNIE MAE AS4878	4/1/2030	3.000	7,588	7,816	8,112
FANNIE MAE BE5622	1/1/2032	2.500	20,582	20,730	21,512
FANNIE MAE BK0933	7/1/2033	3.500	9,487	9,593	10,062
F-33

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE CA1265	2/1/2033	3.000	19,280	19,184	20,548
FANNIE MAE CA2283	8/1/2033	3.500	11,089	11,073	11,886
FANNIE MAE DF-2015-38	6/25/2055	0.465	16,070	15,969	16,011
FANNIE MAE DF-2017-16	3/25/2047	0.575	3,695	3,710	3,691
FANNIE MAE F-2019-31	7/25/2049	0.598	34,960	34,944	35,166
FANNIE MAE FA-2013-1	2/25/2043	0.498	8,280	8,307	8,292
FANNIE MAE FA-2015-55	8/25/2055	0.505	7,296	7,269	7,282
FANNIE MAE FA-204624	12/15/2038	0.605	17,851	17,820	17,835
FANNIE MAE FC-2017-51	7/25/2047	0.498	27,646	27,729	27,746
FANNIE MAE FC-2018-73	10/25/2048	0.448	40,198	40,087	40,298
FANNIE MAE FC-2019-76	12/25/2049	0.648	22,709	22,704	22,835
FANNIE MAE FK-2010-123	11/25/2040	0.598	8,014	8,087	8,059
FANNIE MAE FL-2017-4	2/25/2047	0.605	8,103	8,103	8,099
FANNIE MAE FT-2016-84	11/25/2046	0.648	12,417	12,535	12,515
FANNIE MAE GF-204639	3/15/2036	0.605	17,486	17,458	17,471
FANNIE MAE HYBRID ARM 566074	5/1/2031	3.307	178	178	179
FANNIE MAE HYBRID ARM 584507	6/1/2031	2.599	104	104	109
FANNIE MAE KF-2015-27	5/25/2045	0.448	9,649	9,623	9,696
FANNIE MAE MA1144	8/1/2027	2.500	4,044	4,138	4,223
FANNIE MAE MA3391	6/1/2033	3.000	11,702	11,593	12,275
FANNIE MAE WF-2016-68	10/25/2046	0.605	4,164	4,170	4,164
FANNIE MAE_15-50	7/25/2045	0.505	16,394	16,378	16,348
FANNIE MAE_15-93	8/25/2045	0.498	6,032	6,018	6,039
FANNIE MAE_16-11	3/25/2046	0.705	6,702	6,711	6,717
FANNIE MAE_CF-2019-33	7/25/2049	0.618	20,445	20,484	20,568
FANNIE MAE_FA-2020-47	7/25/2050	0.548	68,689	68,689	69,122
FANNIE MAE_YF-204979	6/25/2050	0.598	41,074	41,114	41,327
FREDDIE MAC 4159 FD	1/15/2043	0.509	5,725	5,741	5,750
FREDDIE MAC 4363 2014 FA	9/15/2041	0.519	2,424	2,429	2,417
FREDDIE MAC FB-204495	11/15/2038	0.499	8,864	8,828	8,880
FREDDIE MAC LF-204475	4/15/2040	0.459	2,306	2,306	2,295
FREDDIE MAC WF-204491	8/15/2039	0.469	4,377	4,375	4,358
FREDDIE MAC 1H2520	6/1/2035	3.154	2,446	2,583	2,578
FREDDIE MAC 1N1474	5/1/2037	2.260	56	58	55
FREDDIE MAC 1Q1515	11/1/2038	3.013	8,772	9,251	9,200
FREDDIE MAC 1Q1540	6/1/2040	3.414	2,974	3,173	3,114
FREDDIE MAC 1Q1548	8/1/2038	3.133	3,990	4,192	4,187
FREDDIE MAC 1Q1572	5/1/2038	3.306	6,993	7,369	7,339
FREDDIE MAC 2A-AOT-76	10/25/2037	1.726	5,550	5,647	5,700
FREDDIE MAC 4595	10/15/2037	0.705	5,543	5,543	5,549
FREDDIE MAC 781884	8/1/2034	2.532	241	243	253
FREDDIE MAC 848416	2/1/2041	3.830	3,435	3,585	3,550
FREDDIE MAC 848530	9/1/2039	2.980	2,132	2,249	2,239
FREDDIE MAC 848922	4/1/2037	2.923	2,264	2,407	2,378
FREDDIE MAC 849281	8/1/2037	2.806	3,741	3,974	3,936
FREDDIE MAC AF-204559	3/15/2042	0.649	6,867	6,846	6,867
FREDDIE MAC AF-204615	10/15/2038	0.505	3,774	3,764	3,812
F-34

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FREDDIE MAC AF-204774	7/15/2042	0.455	7,084	7,080	7,147
FREDDIE MAC ARM 350190	5/1/2022	2.750	7	7	7
FREDDIE MAC ARM 780514	5/1/2033	3.538	101	104	106
FREDDIE MAC ARM 780845	9/1/2033	2.466	66	64	69
FREDDIE MAC ARM 780903	9/1/2033	2.421	108	108	114
FREDDIE MAC ARM 845154	7/1/2022	2.522	7	7	7
FREDDIE MAC ARM 845654	2/1/2024	2.848	26	26	27
FREDDIE MAC ARM 845730	11/1/2023	2.768	34	34	35
FREDDIE MAC ARM 845733	4/1/2024	3.739	34	34	34
FREDDIE MAC ARM 846702	10/1/2029	3.101	4	4	4
FREDDIE MAC C90581	8/1/2022	5.500	11	11	12
FREDDIE MAC C90582	9/1/2022	5.500	14	14	16
FREDDIE MAC F2-20350	9/15/2040	0.503	21,350	21,339	21,276
FREDDIE MAC F4-20328	2/15/2038	0.499	4,266	4,270	4,234
FREDDIE MAC FA-204547	9/15/2040	0.605	5,871	5,864	5,888
FREDDIE MAC FA-204822	5/15/2035	0.409	47,322	47,310	47,436
FREDDIE MAC FD-203928	9/15/2041	0.579	21,592	21,747	21,712
FREDDIE MAC FD-204301	7/15/2037	0.559	7,590	7,637	7,638
FREDDIE MAC FL-204523	8/15/2038	0.499	7,306	7,268	7,300
FREDDIE MAC G16485	5/1/2033	3.000	13,933	13,840	14,629
FREDDIE MAC G30227	5/1/2023	5.500	92	93	103
FREDDIE MAC GF-204367	3/15/2037	0.505	11,885	11,867	11,836
FREDDIE MAC J32518	8/1/2030	3.000	9,135	9,405	9,749
FREDDIE MAC KF-204560	7/15/2040	0.699	8,902	8,893	8,966
FREDDIE MAC WF-204681	8/15/2033	0.505	21,747	21,751	21,955
FREDDIE MAC WF-204697	6/15/2038	0.505	14,916	14,924	15,051
FREDDIE MAC WF-204730	8/15/2038	0.505	30,897	30,757	31,011
FREDDIE MAC_4248	5/15/2041	0.609	8,676	8,689	8,744
FREDDIE MAC_4448	5/15/2040	0.475	6,906	6,872	6,873
FREDDIE MAC_JF-204981	6/25/2050	0.548	39,821	39,821	40,132
GINNIE MAE AF-2014-129	10/20/2041	0.455	4,110	4,106	4,129
GINNIE MAE AF-2014-94	11/20/2041	0.605	2,796	2,802	2,782
GINNIE MAE AF-2015-18	2/20/2040	0.485	7,547	7,558	7,538
GINNIE MAE AF-2018-168	12/20/2048	0.552	32,701	32,705	32,763
GINNIE MAE AF-2020-36	3/20/2050	0.602	52,001	52,075	52,149
GINNIE MAE FA-2014-43	3/20/2044	0.552	11,447	11,458	11,487
GINNIE MAE FA-2016-115	8/20/2046	0.552	25,984	26,128	26,075
GINNIE MAE FB-2013-151	2/20/2040	0.502	14,148	14,212	14,172
GINNIE MAE FC-2009-8	2/16/2039	1.053	9,322	9,556	9,472
GINNIE MAE FC-2018-67	5/20/2048	0.452	10,251	10,258	10,286
GINNIE MAE FD-2018-66	5/20/2048	0.402	6,109	6,109	6,092
GINNIE MAE II 082431	12/20/2039	3.125	2,713	2,817	2,832
GINNIE MAE II 082464	1/20/2040	3.000	1,086	1,163	1,134
GINNIE MAE II 082497	3/20/2040	3.000	1,823	1,932	1,902
GINNIE MAE II 082573	7/20/2040	2.250	2,454	2,539	2,565
GINNIE MAE II 082581	7/20/2040	2.250	3,744	4,003	3,913
GINNIE MAE II 082602	8/20/2040	2.250	6,052	6,480	6,324
GINNIE MAE II 082710	1/20/2041	3.000	2,122	2,205	2,215
F-35

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

GINNIE MAE II 082794	4/20/2041	2.875	3,239	3,450	3,374
GINNIE MAE II ARM 8157	3/20/2023	3.000	16	16	16
GINNIE MAE II ARM 8638	6/20/2025	2.875	33	33	34
GINNIE MAE LF-2015-82	4/20/2041	0.455	4,359	4,359	4,349
GINNIE MAE MF-2016-108	8/20/2046	0.455	1,100	1,095	1,098
TOTAL AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				1,260,016	1,268,378

NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES
ADJUSTABLE RATE MORTGAGE TRUST 04-2 6A1	2/25/2035	2.722	201	203	206
ANGEL OAK MORTGAGE TRUST A1-2018-2	7/27/2048	3.674	3,930	3,926	3,984
ANGEL OAK MORTGAGE TRUST A1-2018-3	9/25/2048	3.649	7,580	7,571	7,727
ANGEL OAK MORTGAGE TRUST A1-2019-1	11/25/2048	3.920	15,384	15,365	15,802
ANGEL OAK MORTGAGE TRUST A1-2020-3	4/25/2065	1.691	16,805	16,800	16,915
ANGEL OAK MORTGAGE TRUST A1-2020-5	5/25/2065	0.155	20,504	20,504	20,630
ANGEL OAK MORTGAGE TRUST A1A-2020-2	1/26/2065	2.531	5,630	5,706	5,788
APS RESECURITIZATION TRUST 1A-2016-3	11/27/2066	2.398	12,316	12,273	13,322
APS RESECURITIZATION TRUST 2A-2016-3	11/27/2046	2.398	9,266	9,228	10,365
ARROYO MORTGAGE TRUST A1-2019-1	1/25/2049	3.805	15,264	15,252	15,783
ARROYO MORTGAGE TRUST A1-2019-3	10/25/2048	2.962	11,593	11,588	11,879
BANK OF AMERICA FUNDING CORPORATION 7A1-2015-R4	11/27/2045	1.899	2,877	2,871	2,827
BANK OF AMERICA FUNDING CORPORATION A1-2016-R1	3/25/2040	2.500	6,994	6,972	6,990
BANK OF AMERICA MORTGAGE SECURITY 2004-E 2A6	6/25/2034	3.603	1,115	1,110	1,115
BAYVIEW OPPORTUNITY MASTER FUND A1-2017-RT1	3/28/2057	3.000	6,627	6,650	6,744
BAYVIEW OPPORTUNITY MASTER FUND A-2016-SPL1	4/28/2055	4.000	12,630	12,802	12,965
BAYVIEW OPPORTUNITY MASTER FUND A-2016-SPL2	6/28/2053	4.000	13,570	13,759	13,786
BAYVIEW OPPORTUNITY MASTER FUND A-2017-RT5	5/28/2069	3.500	16,575	16,799	17,045
BAYVIEW OPPORTUNITY MASTER FUND A-2017-RT6	10/28/2057	3.500	16,467	16,681	16,763
BAYVIEW OPPORTUNITY MASTER FUND A-2017-SPL1	10/28/2064	4.000	13,633	13,911	14,080
BAYVIEW OPPORTUNITY MASTER FUND A-2017-SPL2	6/28/2054	4.000	14,284	14,576	14,529
BAYVIEW OPPORTUNITY MASTER FUND A-2017-SPL3	11/28/2053	4.000	11,008	11,241	11,439
BAYVIEW OPPORTUNITY MASTER FUND A-2017-SPL4	1/28/2055	3.500	12,407	12,584	12,698
BAYVIEW OPPORTUNITY MASTER FUND A-2017-SPL5	6/28/2057	3.500	14,432	14,686	14,823
BCAP LLC TRUST 3A1-2014-RR2	9/26/2046	1.704	168	168	168
BRAVO RESIDENTIAL FUNDING TRUST A1-2019-NQM2	11/25/2059	2.748	16,453	16,445	16,991
BRAVO RESIDENTIAL FUNDING TRUST A1-2020-RPL1	5/26/2059	2.500	23,444	23,963	23,953
BUNKER HILL LOAN DEPOSITARY A1-2019-1	10/26/2048	3.613	14,615	14,604	14,903
BUNKER HILL LOAN DEPOSITARY A1-2019-2	7/25/2049	2.879	17,395	17,386	17,969
BUNKER HILL LOAN DEPOSITARY A1-2019-3	11/25/2059	2.724	11,185	11,180	11,471
CENTEX HOME EQUITY 2003-A AF4	12/25/2031	4.250	884	877	898
CHASE MORTGAGE FINANCE 07-A1 1A5	2/25/2037	3.195	1,857	1,840	1,844
CITIGROUP MORTGAGE LOAN TRUST 1A1-2014-11	10/25/2035	3.519	175	175	175
CITIGROUP MORTGAGE LOAN TRUST 1A1-2015-11	3/25/2035	2.879	4,769	4,779	4,699
CITIGROUP MORTGAGE LOAN TRUST 2A1-2015-9	2/25/2036	2.867	376	375	374
CITIGROUP MORTGAGE LOAN TRUST 3A1-2015-5	8/25/2034	2.977	2,542	2,555	2,499
CITIGROUP MORTGAGE LOAN TRUST 4A1-2015-5	4/20/2035	2.738	3,713	3,718	3,658
CITIGROUP MORTGAGE LOAN TRUST A1-2015-PS1	9/25/2042	3.750	4,432	4,477	4,568
CITIGROUP MORTGAGE LOAN TRUST A1-2019-IMC1	7/25/2049	2.720	19,997	19,977	20,390
CITIGROUP MORTGAGE LOAN TRUST A4-2015-A	6/25/2058	4.250	228	232	241
F-36

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

COLT FUNDING LLC A1-2019-1	3/25/2049	3.705	9,225	9,211	9,508
COLT FUNDING LLC COLT_ A1-2020-2R	10/26/2065	1.325	27,586	27,585	27,682
COLT FUNDING LLC_ A1-2019-3	8/25/2049	2.764	3,817	3,812	3,883
COMMERCIAL TRUST CORPORATION A-2017-7	4/25/2057	3.000	7,682	7,707	7,840
COUNTRYWIDE HOME LOANS 03-46 4A1	1/19/2034	2.688	1,224	1,254	1,214
COUNTYWIDE ALTERNATIVE LOAN 04-33 2A1	12/25/2034	3.028	52	53	53
CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES 04-AR3	4/25/2034	2.979	813	824	806
CREDIT SUISSE MORTGAGE CAPITAL 3A1-2015-7R	10/27/2036	0.288	5,304	5,242	5,243
CREDIT SUISSE MORTGAGE CAPITAL CLASS-20-125	7/25/2049	2.573	26,704	26,688	27,340
CREDIT SUISSE MORTGAGE CAPTIAL 15A1-2014-11	1/27/2036	2.972	507	506	506
CREDIT SUISSE MORTGAGE CAPTIAL 1A1-2015-6R	7/27/2035	3.444	2,582	2,589	2,580
CREDIT SUISSE MORTGAGE CAPTIAL A1-2017-FHA1	4/25/2047	3.250	13,406	13,533	13,945
CREDIT SUISSE MORTGAGE TRUST A1-2017-RPL1	7/25/2057	2.750	14,756	14,739	15,177
CREDIT SUISSE MORTGAGE TRUST A1-2017-RPL3	8/1/2057	4.000	30,023	31,022	30,804
CREDIT SUISSE MORTGAGE TRUST A1-2019-NQM1	10/25/2059	2.656	6,786	6,784	6,960
CREDIT SUISSE MORTGAGE TRUST A1-2020-SPT1	4/25/2065	1.700	20,245	20,261	20,297
DEEPHAVEN RESIDENTIAL MORTGAGE A1-2017-1A	12/26/2046	2.725	1,997	1,994	2,003
DEEPHAVEN RESIDENTIAL MORTGAGE A1-2017-2A	6/25/2047	2.453	4,331	4,327	4,333
DEEPHAVEN RESIDENTIAL MORTGAGE A1-2017-3A	10/25/2047	2.577	1,375	1,373	1,390
DEEPHAVEN RESIDENTIAL MORTGAGE A1-2018-4A	10/25/2058	4.080	12,927	12,911	12,967
DEEPHAVEN RESIDENTIAL MORTGAGE A1-2019-1A	1/25/2059	3.743	11,366	11,354	11,558
ELLINGTON FINANCIAL MORTGAGE A1-2019-2	11/25/2059	2.739	18,090	18,082	18,409
FIRST HORIZON ALTERNATIVE MORTGAGE 04-AA4 A1	10/25/2034	2.417	313	317	317
GMAC MORTGAGE CORPORATION LOAN 2004-AR2 3A	8/19/2034	3.452	283	284	267
GMAC MORTGAGE CORPORATION LOAN 2004-AR2 5A1	8/19/2034	3.075	137	137	134
GOLDMAN SACHS MORTGAGE SECURITIES CORPORATION 05-AR1 2A1	1/25/2035	2.741	988	991	984
GOLDMAN SACHS MORTGAGE SECURITIES CORPORATION A1A-2018-RPL	10/25/2057	3.750	10,967	10,837	11,387
GOVERNMENTAL COLLECTORS ASSOCIATION OF TEXAS A1-2019-NQM2	9/25/2059	2.855	26,440	26,427	26,912
GOVERNMENTAL COLLECTORS ASSOCIATION OF TEXAS A1-2019-NQM3	11/25/2059	2.686	14,255	14,248	14,555
HARBORVIEW MORTGAGE LOAN TRUST 04-10 4A	1/19/2035	2.674	197	198	197
HARBORVIEW MORTGAGE LOAN TRUST 04-7 3A1	11/19/2034	2.582	390	388	390
HARBORVIEW MORTGAGE LOAN TRUST 2004-1 4A	4/19/2034	2.455	241	242	242
HARBORVIEW MORTGAGE LOAN TRUST 2004-4 3A	6/19/2034	1.281	36	36	37
HARBORVIEW MORTGAGE LOAN TRUST 2004-6 5A	8/19/2034	3.008	112	112	110
HOMEWARD OPPORTUNITIES A1-2018-2	11/25/2058	3.985	19,400	19,384	19,894
HOMEWARD OPPORTUNITIES FUND I A1-2018-1	6/25/2048	3.766	7,353	7,346	7,678
J.P. MORGAN MORTGAGE TRUST A11-2019-LTV	12/25/2049	1.048	4,047	4,047	4,047
JEFFERIES & CO A1-2015-R1	12/26/2036	0.290	562	560	559
MERRILL LYNCH MORTGAGE INVESTORS 03-A5 2A6A	8/25/2033	2.732	433	432	430
MERRILL LYNCH MORTGAGE INVESTORS 04-1 2A2	12/25/2034	2.529	171	171	167
MERRILL LYNCH MORTGAGE INVESTORS 05-A1 2A	12/25/2034	2.694	271	272	275
MERRILL LYNCH MORTGAGE INVESTORS 05-A2 A2	2/25/2035	3.640	640	640	644
METLIFE SECURITIZATION TRUST A-2017-1A	4/25/2055	3.000	11,696	11,778	12,318
F-37

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

METLIFE SECURITIZATION TRUST A-2018-1A	3/25/2057	3.750	10,832	10,841	11,678
MFA TRUST A1-2017-RPL1	2/25/2057	2.588	10,462	10,451	10,581
MFA TRUST MFRA_ A1-2020-NQM3	1/26/2065	1.014	9,602	9,602	9,586
MILL CITY MORTGAGE LOAN TRUST A1-2016-1	4/25/2057	2.500	4,698	4,703	4,753
MILL CITY MORTGAGE LOAN TRUST A1-2017-1	11/25/2058	2.750	11,236	11,207	11,408
MILL CITY MORTGAGE LOAN TRUST A1-2017-2	7/25/2059	2.750	13,343	13,392	13,579
MILL CITY MORTGAGE LOAN TRUST A1-2017-3	1/25/2061	2.750	15,394	15,431	15,792
MILL CITY MORTGAGE LOAN TRUST A1-2018-3	8/25/2058	3.500	6,000	6,142	6,353
MILL CITY MORTGAGE LOAN TRUST A1-2019-1	10/25/2069	3.250	8,313	8,400	8,773
MILL CITY MORTGAGE TRUST A1-2019-GS1	7/25/2059	2.750	12,274	12,320	12,756
MORGAN STANLEY MORTGAGE LOAN 04-10AR A1	11/25/2034	3.633	248	250	248
MORGAN STANLEY MORTGAGE LOAN PT2A	11/25/2034	2.761	250	254	249
MORGAN STANLEY REREMIC TRUST 2A-2014-R4	8/26/2034	3.108	1,748	1,750	1,740
MORGAN STANLEY REREMIC TRUST 2A-2015-R7	6/26/2035	3.325	2,303	2,305	2,304
MORGAN STANLEY REREMIC TRUST 3A-2014-R4	8/26/2034	3.127	1,529	1,531	1,527
MORGAN STANLEY REREMIC TRUST 5A-2013-R9	6/26/2046	0.352	2,228	2,209	2,216
MORGAN STANLEY REREMIC TRUST A-2014-R7	1/26/2051	3.000	4,755	4,713	5,021
NATIONSTAR MORTGAGE LOAN TRUST A-2013-A	12/25/2052	3.750	994	1,011	1,028
NEW RESIDENTIAL MORTGAGE LOAN A1-2019-RPL3	7/25/2059	2.750	15,266	15,719	16,047
NEW RESIDENTIAL MORTGAGE LOAN TRSUT A1-2017-6A	8/27/2057	4.000	11,295	11,592	12,009
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2016-1A	3/25/2056	3.750	7,465	7,630	7,921
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2016-2	9/25/2056	3.750	13,771	14,177	14,584
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2016-2A	11/26/2035	3.750	5,297	5,388	5,618
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2016-4A	11/25/2056	3.750	14,655	15,000	15,519
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2017-1A	2/25/2057	4.000	12,112	12,381	13,091
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2017-3A	4/25/2057	4.000	15,611	16,084	16,601
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2019-NQM4	9/25/2059	2.492	6,182	6,179	6,310
NEW RESIDENTIAL MORTGAGE LOAN TRUST A3-2014-3	11/25/2054	3.750	2,373	2,418	2,524
NEW RESIDENTIAL MORTGAGE LOAN TRUST A3-2017-2A	3/25/2057	4.000	14,771	15,235	15,973
NOMURA RESECURITIZATION TRUST 1A1-2015-6R	4/26/2037	0.406	517	514	515
NOMURA RESECURITIZATION TRUST 3A1-2014-7R	1/26/2036	3.050	458	458	457
NOMURA RESECURITIZATION TRUST 4A1-2015-4R	3/26/2037	3.647	1,527	1,525	1,530
OCEANVIEW MORTGAGE LOAN TRUST CLASS-20-676	5/28/2050	1.733	7,863	7,861	7,899
ONSLOW BAY FINANCIAL 2A1A-2018-EX	4/25/2048	0.998	3,637	3,637	3,636
ONSLOW BAY FINANCIAL LLC 2A1A-2019-EX	10/25/2059	1.048	5,922	5,922	5,923
ONSLOW BAY FINANCIAL LLC 2A1A-2019-EX	1/25/2059	1.098	5,961	5,967	5,961
RBSSP RESECURITIZATION TRUST 12-6 8A1	4/26/2035	0.648	13	13	13
RBSSP RESECURITIZATION TRUST 19A1-2009-12	12/25/2035	2.454	923	923	925
RESIDENTIAL MORTGAGE LOAN TRUST A1-2019-1	10/25/2058	3.936	17,525	17,506	17,936
RESIDENTIAL MORTGAGE LOAN TRUST A1-2019-2	5/25/2059	2.913	18,587	18,578	18,912
RESIDENTIAL MORTGAGE LOAN TRUST A1-2019-3	9/25/2059	2.633	18,982	18,971	19,302
STAR A1-2020-3	4/25/2065	1.486	8,866	8,865	8,895
STARWOOD MORTGAGE RESIDENTIAL A1-2018-IMC2	10/25/2048	4.121	19,678	19,660	20,201
STARWOOD MORTGAGE RESIDENTIAL A1-202019-IN	9/27/2049	2.610	14,221	14,213	14,481
STRUCTURED ASSET INVESTMENT LOAN TRUST M1-2003-BC5	6/25/2033	1.273	2,198	2,146	2,199
STRUCTURED ASSET SECURITIES CORPORATION 03-24A 5A	7/25/2033	2.391	294	297	294
TOWD POINT MORTGAGE TRUST 1A12-2015-2	11/25/2060	2.750	510	508	511
F-38

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

TOWD POINT MORTGAGE TRUST A1-2015-4	4/25/2055	3.500	147	147	148
TOWD POINT MORTGAGE TRUST A1-2015-5	5/25/2055	3.500	1,883	1,887	1,898
TOWD POINT MORTGAGE TRUST A1-2015-6	4/25/2055	3.500	3,983	3,992	4,070
TOWD POINT MORTGAGE TRUST A1-2016-1	2/25/2055	3.500	3,823	3,834	3,874
TOWD POINT MORTGAGE TRUST A1-2016-2	8/25/2055	3.000	5,760	5,769	5,852
TOWD POINT MORTGAGE TRUST A1-2016-3	4/25/2056	2.250	8,063	8,051	8,139
TOWD POINT MORTGAGE TRUST A1-2017-3	7/25/2057	2.750	10,155	10,181	10,426
TOWD POINT MORTGAGE TRUST A1-2017-4	6/25/2057	2.750	12,540	12,584	12,983
TOWD POINT MORTGAGE TRUST A1-2019-HY1	10/25/2048	1.148	5,411	5,432	5,432
TOWD POINT MORTGAGE TRUST A1A-2015-3	3/25/2054	3.500	942	942	947
TOWD POINT MORTGAGE TRUST A1B-2015-3	3/25/2054	3.000	471	471	473
TOWD POINT MORTGAGE TRUST A4B-2015-3	3/25/2054	3.500	1,641	1,656	1,696
VERUS SECURITIZATION TRUST A1-2017-1A	1/25/2047	2.881	3,174	3,170	3,185
VERUS SECURITIZATION TRUST A1-2019-1	2/25/2059	3.836	11,687	11,673	11,747
VERUS SECURITIZATION TRUST A1-2019-3	7/25/2059	2.784	22,628	22,612	23,135
VERUS SECURITIZATION TRUST A1-2019-4	11/25/2059	2.642	12,768	12,760	13,053
VERUS SECURITIZATION TRUST A1-2019-INV3	11/25/2059	2.692	15,545	15,540	16,012
VERUS SECURITIZATION TRUST A1FL-2018-IN	10/25/2058	1.348	6,096	6,117	6,107
VISIO A1-2019-2	11/25/2054	2.722	33,223	33,040	33,837
WASHINGTON MUTUAL 03-AR6 A1	6/25/2033	3.102	472	471	481
WASHINGTON MUTUAL 04-AR10 A1A	7/25/2044	1.068	350	351	344
WASHINGTON MUTUAL 05-AR3 A2	3/25/2035	3.596	692	695	703
WASHINGTON MUTUAL 05-AR4 A5	4/25/2035	3.566	2,028	2,021	2,047
WELLS FARGO MORTGAGE BACKED SECURITY 04-K 2A6	7/25/2034	3.083	536	552	531
TOTAL NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				1,236,334	1,261,547
TOTAL RESIDENTIAL MORTGAGE BACKED SECURITIES				2,496,350	2,529,925

ASSET BACKED SECURITIES
APIDOS CLO APID_15-20A	7/16/2031	1.330	20,000	20,000	19,954
APIDOS CLO APID_20-33A	7/24/2031	1.915	22,000	22,000	22,068
ARI FLEET LEASE TRUST_19 A2B-2019-A	11/15/2027	0.639	6,153	6,153	6,159
AVIS BUDGET RENTAL CAR FUNDING A-2016-1A	6/20/2022	2.990	36,874	36,921	37,080
AVIS BUDGET RENTAL CAR FUNDING A-2016-2A	11/20/2022	2.720	38,000	37,953	38,498
AVIS BUDGET RENTAL CAR FUNDING A-2017-1A	9/20/2023	3.070	8,020	8,036	8,283
BAIN CAPITAL CREDIT CLO BCC_ A1-2020-5A	1/20/2032	1.438	40,000	40,000	40,012
BALLYROCK A1-2018-1A	4/20/2031	1.218	40,000	40,000	39,747
BRAZOS HIGHER EDUCATION AUTHORITY A2-2010-1	2/25/2035	1.407	20,000	19,856	20,182
BROAD RIVER_ A-2020-1A	4/20/2029	2.068	16,000	16,000	16,029
CARLYLE GLOBAL MARKET STRATEGIES 15-5A	1/20/2032	1.538	15,000	15,000	15,000
CARLYLE GLOBAL MARKET STRATEGIES 20-143	10/15/2030	1.337	12,239	12,250	12,188
CARLYLE GLOBAL MARKET STRATEGIES A1R-2013-1A	8/14/2030	1.441	19,823	19,823	19,816
CARLYLE GLOBAL MARKET STRATEGIES A1R2-2014-1A	4/17/2031	1.188	29,909	28,973	29,657
CARLYLE GLOBAL MARKET STRATEGIES A1RR-2013-4A	1/15/2031	1.230	19,710	19,710	19,554
CIFC FUNDING LTD_17-1A AR-2017-1A	4/23/2029	1.219	13,000	12,802	12,956
COLLEGE LOAN CORPORATION TRUST 02-2 A24	3/1/2042	1.544	10,000	8,847	9,899
DRYDEN SENIOR LOAN FUND A1-2017-47A	4/15/2028	1.477	21,700	21,742	21,701
DRYDEN SENIOR LOAN FUND A1-2018-55A	4/15/2031	1.257	12,000	12,000	11,953
EDUCATIONAL SERVICES OF AMERICA A-2012-2	4/25/2039	0.878	2,706	2,705	2,689
EDUCATIONAL SERVICES OF AMERICA A-2014-1	2/25/2039	0.848	8,122	8,035	8,074
EDUCATIONAL SERVICES OF AMERICA A-2014-3	2/25/2036	0.748	602	593	595
F-39

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

GOLDENTREE LOAN MANAGEMENT US A-2020-7A	4/20/2031	2.118	16,750	16,750	16,790
HENDERSON RECEIVABLES LLC 10-3A A	12/15/2048	3.820	653	653	685
HERTZ VEHICLE FINANCING LLC A-2015-3A	9/25/2021	2.670	4,324	4,324	4,333
HERTZ VEHICLE FINANCING LLC A-2016-2A	3/25/2022	2.950	7,414	7,413	7,420
HERTZ VEHICLE FINANCING LLC A-2016-4A	7/25/2022	2.650	1,704	1,701	1,708
MAGNETITE CLO LTD_ A-2020-26A	7/15/2030	1.987	24,000	24,000	24,078
MAGNETITE CLO LTD_A1R2-2012-7A	1/15/2028	1.037	13,250	13,001	13,167
MISSISSIPPI HIGHER EDUCATION ASSISTANCE CORP. A1-2014-1	10/25/2035	0.828	4,442	4,372	4,416
MVW OWNER TRUST 16-1A	12/20/2033	2.250	4,385	4,367	4,333
NAVIENT STUDENT LOAN TRUST A2B-2018-DA	12/15/2059	0.959	11,177	11,141	11,014
NORTHSTAR EDUCATION FINANCE A3-2002-1	4/1/2042	2.195	5,000	4,763	4,891
OCTAGON INVESTMENT PARTNERS OCT30_17-1A	3/17/2030	1.538	6,900	6,900	6,900
OZLM A1-2017-21A	1/20/2031	1.368	16,000	16,015	15,949
PALMER SQUARE LOAN FUNDING LTD A1-2020-1A	2/20/2028	1.024	21,117	20,722	21,066
PENNSYLVANIA HIGHER EDUCATION ASSISTANCE AGENCY WL 13-1A	11/25/2036	0.648	2,140	2,108	2,080
RACE POINT CLO LTD_13-8A AR2-2013-8A	2/20/2030	1.264	13,823	13,823	13,790
SALLIE MAE 11-2 A1	11/25/2027	0.748	239	239	239
SALLIE MAE 12-3 A	12/27/2038	0.798	5,657	5,689	5,625
SALLIE MAE A6-2006-2	1/25/2041	0.385	15,833	15,129	15,269
SBA TOWER TRUST C-2013-2	4/11/2023	3.722	2,815	2,802	2,889
SBA TOWER TRUST C-2017-1	4/11/2022	3.168	22,000	22,000	22,037
SIERRA RECEIVABLES FUNDING COMPANY A-2016-2A	7/20/2033	2.330	108	107	108
SIERRA RECEIVABLES FUNDING COMPANY A-2016-3A	10/20/2033	2.430	2,333	2,333	2,320
SMALL BUSINESS ADMINISTRATION 2002-20J	10/1/2022	4.750	63	63	64
SMB PRIVATE EDUCATION LOAN TRUST A2A-2017-B	10/15/2035	2.820	7,506	7,506	7,782
STUDENT LOAN TRUST A4A-2008-1	12/15/2032	1.817	3,389	3,423	3,459
TRIP RAIL MASTER FUNDING LLC A1-2017-1A	8/15/2047	2.709	2,399	2,399	2,402
VOI MORTGAGE LLC A-2016-A	7/20/2033	2.540	3,483	3,481	3,502
WELLS FARGO MORTGAGE BACKED SECURITY A-2013-A	3/15/2029	3.100	154	154	154
TOTAL ASSET BACKED SECURITIES				626,777	630,564

COMMERCIAL MORTGAGE BACKED SECURITIES
AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES
FANNIE MAE 06-M2 A2A	10/25/2032	5.271	1,750	1,809	1,992
FHLMC MULTIFAMILY STRUCTURED PASS THROUGH	7/25/2030	0.408	18,880	18,880	18,882
FHLMC MULTIFAMILY STRUCTURED PASS THROUGH	3/25/2030	0.478	20,516	20,516	20,582
FHLMC MULTIFAMILY STRUCTURED PASS THROUGH	11/25/2028	0.708	24,043	24,285	24,330
FHLMC MULTIFAMILY STRUCTURED P AL-20KF86	8/25/2027	0.438	15,249	15,249	15,287
FHLMC MULTIFAMILY STRUCTURED P AL-20KF88	9/25/2030	0.478	22,000	22,000	22,057
FHLMC MULTIFAMILY STRUCTURED P AL-20KF90	9/25/2030	0.478	19,000	19,000	19,004
FREDDIE MAC A10-20KS10	10/25/2028	0.763	19,460	19,469	19,545
FREDDIE MAC A-20KBF2	10/25/2025	0.593	23,306	23,306	23,420
FREDDIE MAC A-20KF50	7/25/2028	0.553	7,036	7,042	7,075
FREDDIE MAC A-20KF52	9/25/2028	0.573	13,181	13,181	13,314
FREDDIE MAC A-20KF53	10/25/2025	0.530	18,097	18,097	18,152
F-40

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FREDDIE MAC A-20KF54	11/25/2028	0.633	53,752	53,754	54,068
FREDDIE MAC A-20KF55	11/25/2025	0.663	45,645	45,700	45,934
FREDDIE MAC A-20KF57	12/25/2028	0.693	28,095	28,095	28,268
FREDDIE MAC A-20KF58	1/25/2026	0.653	58,332	58,428	58,674
FREDDIE MAC A-20KF59	2/25/2029	0.693	25,429	25,429	25,582
FREDDIE MAC A-20KF60	2/25/2026	0.643	44,798	44,874	45,205
FREDDIE MAC A-20KF61	3/25/2029	0.683	21,137	21,176	21,371
FREDDIE MAC AFL-20KSL1	11/25/2023	0.610	22,000	22,000	22,095
FREDDIE MAC AFL-20W5FL	5/25/2025	0.373	1,786	1,786	1,786
FREDDIE MAC AFLW-20KL3W	8/25/2025	0.603	15,000	15,024	15,089
FREDDIE MAC FHLMC_KF85	8/25/2030	0.448	30,000	30,000	30,010
GINNIE MAE 11-165 A	10/16/2037	2.194	902	902	903
GINNIE MAE 13-141 A	6/16/2040	2.023	4,620	4,618	4,660
GINNIE MAE 13-146 AH	8/16/2040	2.000	2,160	2,160	2,177
GINNIE MAE 17-127	4/16/2052	2.500	13,723	13,651	14,315
GINNIE MAE 17-135	5/16/2049	2.200	17,955	17,847	18,388
GINNIE MAE 17-146	8/16/2047	2.200	17,596	17,507	18,084
GINNIE MAE 7-140	2/16/2059	2.500	12,430	12,370	12,972
GINNIE MAE A-2013-57	6/16/2037	1.350	1,214	1,209	1,218
GINNIE MAE AB-2013-194	5/16/2038	2.250	3,350	3,353	3,372
GINNIE MAE AB-2014-143	3/16/2040	2.500	688	692	693
GINNIE MAE AC-2013-13	4/16/2046	1.700	2,311	2,242	2,353
GINNIE MAE AC-2014-112	12/16/2040	1.900	1,322	1,327	1,331
GINNIE MAE AC-2014-143	3/16/2040	2.000	1,376	1,378	1,384
GINNIE MAE AC-2014-48	10/16/2041	1.900	1,139	1,140	1,141
GINNIE MAE AC-2014-70	4/16/2042	1.900	1,129	1,129	1,130
GINNIE MAE AC-2015-98	4/16/2041	2.150	6,963	7,011	7,071
GINNIE MAE AD-2014-9	9/16/2041	2.500	952	957	958
GINNIE MAE AD-2016-1829	11/16/2043	2.250	8,850	8,874	9,020
GINNIE MAE AG-2016-39	1/16/2043	2.300	8,963	8,985	9,169
GINNIE MAE AG-2017-171	10/16/2048	2.250	19,355	19,182	19,918
GINNIE MAE AN-2014-17	6/16/2048	2.374	1,780	1,791	1,837
TOTAL AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES				677,425	683,816

NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES
280 PARK AVENUE MORTGAGE TRUST 2017-A	9/15/2034	1.026	40,000	40,000	40,000
ASHFORD HOSPITALITY TRUST_A-2018-KEYS	6/15/2035	1.159	40,000	40,000	38,138
BANC OF AMERICA MERRILL LYNCH A-2018-DSNY	9/15/2034	1.009	33,350	33,253	32,932
BARCLAYS COMMERCIAL MORTGAGE A-2019-BWAY	11/15/2034	1.115	10,000	9,970	9,756
BFLD TRUST A-2019-DPLO	10/15/2034	1.249	28,000	27,971	27,730
BHMS MORTGAGE TRUST BHMS_18-ATLS	7/15/2035	1.409	40,000	40,000	39,000
BRAEMAR HOTELS & RESORTS TRUST A-2018-PRME	6/15/2035	0.979	19,768	19,765	19,236
BX COMMERCIAL MORTGAGE TRUST A-2019-ATL	10/15/2036	1.227	27,275	27,268	26,446
BX COMMERCIAL MORTGAGE TRUST A-2019-XL	10/15/2036	1.079	4,746	4,751	4,750
BX TRUST A-2018-GW	5/15/2035	0.959	38,592	38,549	37,939
BX TRUST_19-RP A-2019-RP	6/15/2034	1.204	25,000	24,972	24,084
CAMB COMMERCIAL MORTGAGE TRUST A-2019-LIFE	12/15/2037	1.229	15,000	15,000	15,015
CGDB COMMERCIAL MORTGAGE TRUST A-2019-MOB	11/15/2036	1.109	15,000	15,000	14,855
COLONY MORTGAGE CAPITAL LTD A-2019-IKPR	11/15/2038	1.288	20,000	19,907	19,378
COMM_ A-2019-521F	6/15/2034	1.059	16,510	16,512	16,226
F-41

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

COSMOPOLITAN HOTEL TRUST A-2017-CSMO	11/15/2036	1.089	39,690	39,672	39,295
DBGS MORTGAGE TRUST A-2018-5BP	6/15/2033	0.804	40,000	39,960	39,926
DBGS MORTGAGE TRUST A-2018-BIOD	5/15/2035	0.962	23,203	23,200	23,204
DBUBS MORTGAGE TRUST 11-LC2 A1	7/10/2044	3.527	46	46	46
DBWF MORTGAGE TRUST A-2018-GLKS	12/19/2030	1.182	20,000	19,917	19,751
HOME PARTNERS OF AMERICA TRUST A-2017-1	7/17/2034	0.976	13,550	13,541	13,502
HOME PARTNERS OF AMERICA TRUST A-2018-1	7/17/2037	1.058	14,585	14,585	14,509
INVITATION HOMES TRUST A-2017-SFR2	12/17/2036	1.009	38,756	38,537	38,604
INVITATION HOMES TRUST A-2018-SFR1	3/17/2037	0.852	26,845	26,732	26,622
INVITATION HOMES TRUST A-2018-SFR2	6/17/2037	1.059	36,394	36,233	36,490
INVITATION HOMES TRUST A-2018-SFR3	7/17/2037	1.159	36,580	36,580	36,255
INVITATION HOMES TRUST A-2018-SFR4	1/17/2038	1.258	25,960	25,963	26,154
JP MORGAN CHASE COMMERCIAL MORTGAGE A-2018-ASH8	2/15/2035	0.959	11,398	11,397	10,834
MORGAN STANLEY CAPITAL I TRUST MSC_18-BOP	8/15/2033	1.009	19,269	19,269	19,033
ONE NEW YORK PLAZA TRUST ONYP_ A-2020-1NYP	1/15/2026	1.109	18,200	18,200	18,206
PROGRESS RESIDENTIAL TRUST A-2017-SFR1	8/17/2034	2.768	18,768	18,753	18,929
UBS COMMERCIAL MORTGAGE TRUST A-2018-NYCH	2/15/2032	1.009	12,186	12,182	12,085
UBS-CITIGROUP COMMERCIAL MORTGAGE TRUST 11-C1 AAB	1/10/2045	3.187	1,466	1,466	1,475
WELLS FARGO COMMERCIAL MORTGAGE TRUST AFL-2012-C7	6/15/2045	1.353	10,458	10,481	10,419
WELLS FARGO COMMERCIAL MORTGAGE TRUST_17-SMP	12/15/2034	0.909	18,500	18,389	18,138
TOTAL NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES				798,021	788,962
TOTAL COMMERCIAL MORTGAGE BACKED SECURITIES				1,475,446	1,472,778

CORPORATE DEBT SECURITIES
BANKING
WASHINGTON MUTUAL BANK/HENDERSON	6/15/2011	—	1,500	—	3	c,d
TOTAL BANKING				—	3

CAPITAL GOODS
GENERAL DYNAMICS CORPORATION	5/11/2021	3.000	14,905	14,892	15,048
NORTHROP GRUMMAN CORP	3/15/2021	3.500	5,000	5,010	5,031
NORTHROP GRUMMAN CORP	10/15/2022	2.550	16,643	16,417	17,283
TOTAL CAPITAL GOODS				36,319	37,362

COMMUNICATIONS
SKY PLC	11/26/2022	3.125	5,000	4,995	5,253
TOTAL COMMUNICATIONS				4,995	5,253

CONSUMER NON CYCLICAL
BECTON DICKINSON AND COMPANY	6/6/2022	2.894	21,318	21,536	22,003
CVS HEALTH CORPORATION	6/1/2021	2.125	17,075	17,049	17,173
ESSILOR INTERNATIONAL SA	1/5/2022	2.050	6,000	6,000	6,054
KROGER CO	8/1/2022	2.800	5,845	5,775	6,057
MOLSON COORS BREWING	7/15/2021	2.100	10,000	9,967	10,073
NESTLE SA	9/24/2021	3.100	33,700	33,953	34,313
SYSCO CORPORATION	7/15/2021	2.500	2,000	2,001	2,019
TOTAL CONSUMER NON CYCLICAL				96,281	97,692

ELECTRIC
AMERICAN ELECTRIC POWER COMPANY INC	10/1/2022	2.400	3,000	2,968	3,097
F-42

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

AMERICAN ELECTRIC POWER COMPANY INC	12/1/2021	3.650	10,316	10,316	10,626
BERKSHIRE HATHAWAY INC	8/15/2023	3.375	14,195	14,461	15,180
CMS ENERGY CORPORATION	8/31/2024	3.125	10,250	10,546	11,059
DUKE ENERGY CORP	8/15/2022	3.050	3,053	3,018	3,162
EMERA INCORPORATED	6/15/2021	2.700	20,495	20,396	20,656
EVERSOURCE ENERGY	3/15/2022	2.750	1,050	1,050	1,078
THE SOUTHERN COMPANY	3/30/2022	2.450	500	490	512
THE SOUTHERN COMPANY	7/1/2021	2.350	33,334	33,308	33,609
XCEL ENERGY INC	3/15/2021	2.400	4,325	4,315	4,335
TOTAL ELECTRIC				100,868	103,314

INSURANCE
UNITEDHEALTH GROUP INC	11/15/2021	3.375	20,000	20,031	20,347
UNITEDHEALTH GROUP INC	3/15/2022	2.875	2,000	1,986	2,049
TOTAL INSURANCE				22,017	22,396

NATURAL GAS
CENTERPOINT ENERGY INC	4/1/2023	3.550	3,563	3,719	3,800
TOTAL NATURAL GAS				3,719	3,800
TOTAL CORPORATE DEBT SECURITIES				264,199	269,820
TOTAL FIXED MATURITIES				6,334,451	6,375,260

EQUITY SECURITIES
CONGLOMERATES/DIVERSIFIED MFG
DAYCO LLC	10	115	56	d
TOTAL CONGLOMERATES/DIVERSIFIED MFG		115	56
TOTAL EQUITY SECURITIES		115	56

SYNDICATED LOANS
BASIC INDUSTRY
ALPHA 3 BV	1/31/2024	4.000	151	151	151
AXALTA COATING SYSTEMS LTD	6/1/2024	2.653	875	872	872
CHEMOURS COMPANY	4/3/2025	1.970	1,220	1,217	1,217
ELEMENT SOLUTIONS INC	1/31/2026	1.900	1,866	1,867	1,867
FLINT GROUP GERMANY	9/7/2021	2.146	985	982	982
FLINT GROUP GERMANY	9/7/2021	6.000	85	85	85
HEXION HOLDINGS LLC	7/1/2026	6.000	516	513	513
INEOS LTD	3/29/2024	3.730	493	488	488
KRATON CORP	3/8/2025	2.146	1,320	1,320	1,320
MESSER INDUSTRIE GMBH	3/2/2026	2.720	1,231	1,226	1,226
MINERALS TECHNOLOGIES INC.	2/13/2024	3.000	729	729	729
ORION ENGINEERED CARBONS	7/25/2024	2.220	802	803	803
TRINSEO SA	9/6/2024	2.146	1,315	1,314	1,314
UNIVAR INC	7/1/2024	2.396	543	541	541
TOTAL BASIC INDUSTRY				12,108	12,108

BROKERAGE
ALIXPARTNERS LLP	4/4/2024	2.646	970	974	974
F-43

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CITADEL SECURITIES LP TERM LOAN B	2/27/2026	2.896	703	698	698
CRESTVIEW PARTNERS II GP LP	7/1/2026	2.734	609	604	604
GREENHILL & CO INC	4/12/2024	3.398	588	586	586
JEFFERIES FINANCIAL GROUP INC	6/1/2026	3.188	990	992	992
LPL HOLDINGS INC TERM LOAN B1	11/12/2026	1.898	623	618	618
RUSSELL INVESTMENTS US INSTITU 2025 TERM LOAN	5/30/2025	4.000	1,339	1,340	1,340
TOTAL BROKERAGE				5,812	5,812

CAPITAL GOODS
ADVANCED DRAINAGE SYSTEMS INC	7/31/2026	2.438	601	600	600
ALBEA BEAUTY HOLDINGS	4/22/2024	4.000	230	230	230
ALLNEX USA	9/13/2023	4.000	217	217	217
ALLNEX USA	9/13/2023	4.000	164	163	163
ALTRA INDUSTRIAL MOTION CORP	10/1/2025	2.146	989	987	987
ANCHOR GLASS CONTAINER CORP	12/7/2023	3.750	969	969	969
API GROUP DE INC	10/1/2026	2.646	696	691	691
BERRY GLOBAL INC	7/1/2026	2.149	1,086	1,084	1,084
COLUMBUS MCKINNON CORP TERM LOAN - INITIAL	1/31/2024	3.500	747	742	742
DOOSAN INFRACORE CO LTD	5/18/2024	1.970	788	789	789
ENERGY SOLUTIONS LLC	5/12/2025	4.750	635	633	633
EWT HOLDINGS III CORP	12/20/2024	2.646	751	750	750
GENERAC POWER SYSTEMS INC	12/13/2026	1.905	1,416	1,417	1,417
GFL ENVIRONMENTAL INC TERM LOAN - INCR	5/30/2025	4.000	319	318	318
INGERSOLL RAND INC	3/1/2027	1.896	323	323	323
INGERSOLL-RAND SERVICES CO	3/1/2027	2.146	1,244	1,242	1,242
PLASTIPAK HOLDINGS INC.	10/14/2024	2.650	945	946	946
PLY GEM MIDCO LLC	4/12/2025	3.904	196	195	195
PRINTPACK HOLDINGS INC	7/26/2023	4.000	130	130	130
QUIKRETE HOLDINGS INC	2/1/2027	2.646	1,365	1,356	1,356
REXNORD LLC	8/21/2024	1.896	900	895	895
REYNOLDS CONSUMER PRODUCTS LLC	1/29/2027	1.896	251	251	251
REYNOLDS GROUP HOLDINGS INC	2/5/2023	2.896	327	327	327
TEREX CORP TERM LOAN B	1/31/2024	2.750	249	242	242
TRANSDIGM INC	12/9/2025	2.396	839	838	838
UNITED RENTALS INC	10/31/2025	1.896	984	984	984
US ECOLOGY INC	11/2/2026	2.646	670	668	668
WILSONART LLC	12/19/2023	4.250	288	288	288
ZEKELMAN INDUSTRIES INC	1/20/2027	2.143	728	730	730
TOTAL CAPITAL GOODS				19,005	19,005

COMMUNICATIONS
ALTICE FRANCE SA	7/15/2025	2.896	965	964	964
CELLULAR SOUTH INC	5/24/2024	2.396	871	870	870
CENTURYLINK INC	3/15/2027	2.396	1,241	1,241	1,241
CHARTER COMMUNICATIONS INC	4/30/2025	1.900	1,413	1,414	1,414
F-44

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

COGECO COMMUNICATIONS (USA) II LP	1/3/2025	2.146	1,367	1,366	1,366
CSC HOLDINGS LLC	7/17/2025	2.409	956	953	953
CSC HOLDINGS LLC	1/15/2026	2.409	983	960	960
DIAMOND SPORTS GROUP LLC	8/24/2026	3.400	1,163	1,160	1,160
ENTRAVISION COMMUNICATIONS CORPORATION	11/30/2024	2.896	306	305	305
EW SCRIPPS CO TERM LOAN - B2	5/1/2026	2.646	499	488	488
GRAY TELEVISION INC	2/7/2024	2.405	278	278	278
HUBBARD RADIO LLC	3/28/2025	5.250	259	258	258
ION MEDIA NETWORKS INC	12/18/2024	3.188	1,290	1,291	1,291
LEVEL 3 PARENT LLC	3/1/2027	1.896	337	337	337
LIONS GATE ENTERTAINMENT CORP	3/24/2025	2.397	813	813	813
LIONS GATE ENTERTAINMENT CORP	3/22/2023	1.897	1,052	1,052	1,052
MEDIACOM COMMUNICATIONS CORPORATION	2/15/2024	1.850	427	426	426
NASCAR HOLDINGS INC	10/19/2026	2.896	451	449	449
NEXSTAR MEDIA GROUP INC	1/17/2024	2.395	396	396	396
NIELSEN HOLDINGS PLC	10/2/2023	2.146	1,029	1,028	1,028
SBA COMMUNICATIONS CORP	4/11/2025	1.900	1,243	1,238	1,238
SINCLAIR BROADCAST GROUP INC	1/3/2024	2.400	798	794	794
SOUTHWIRE CO	5/19/2025	1.896	1,246	1,244	1,244
TELESAT LLC	11/25/2026	2.900	993	990	990
TERRIER MEDIA BUYER INC	12/17/2026	4.396	998	974	974
UNIVISION HOLDINGS INC	3/15/2026	4.750	861	858	858
URBAN ONE INC	4/18/2023	5.000	500	498	498
VIRGIN MEDIA BRISTOL LLC	1/31/2028	2.659	1,000	1,001	1,001
TOTAL COMMUNICATIONS				23,646	23,646

CONSUMER CYCLICAL
1011778 BC UNLIMITED LIABILITY	11/19/2026	1.896	1,328	1,326	1,326
AMERICAN AXLE & MANUFACTURING TERM LOAN B	4/6/2024	3.000	458	449	449
ARISTOCRAT LEISURE LTD	10/19/2024	1.959	1,429	1,428	1,428
BJS WHOLESALE CLUB INC TERM LOAN B	2/3/2024	2.154	345	341	341
CAESARS ENTERTAINMENT CORP	12/23/2024	2.896	1,083	1,078	1,078
CCM MERGER TERM LOAN B	11/1/2025	4.500	222	218	218
CEDAR FAIR LP	4/13/2024	1.896	181	172	172
CINEWORLD FINANCE US INC	2/28/2025	2.769	345	344	344
CITYCENTER HOLDINGS LLC	4/18/2024	3.000	1,560	1,559	1,559
FOUR SEASONS HOLDINGS INC	11/30/2023	2.146	1,462	1,460	1,460
GO DADDY INC	2/15/2024	1.896	944	943	943
HANESBRANDS INC	12/13/2024	1.896	650	639	639
HARBOR FREIGHT TERM LOAN B	10/19/2027	4.000	499	491	491
HILTON WORLDWIDE HOLDINGS INC	6/22/2026	1.898	749	748	748
KAR AUCTION SERVICES INC	9/18/2026	2.438	743	741	741
KFC HOLDING CORPORATION	4/2/2025	1.908	1,343	1,345	1,345
METRO-GOLDWYN-MAYER INC	7/7/2025	2.650	1,374	1,366	1,366
MOHEGAN TRIBAL GAMING AUTHORITY	10/13/2023	6.375	633	629	629
F-45

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

NAI ENTERTAINMENT HOLDINGS LLC	5/8/2025	3.500	798	797	797
NAVISTAR INC	11/6/2024	3.660	742	744	744
PCI GAMING AUTHORITY	5/29/2026	2.646	395	394	394
PENN NATIONAL GAMING INC	10/15/2025	3.000	1,124	1,123	1,123
PRIME SECURITY SERVICES TOPCO PARENT LP	9/13/2026	4.250	894	886	886
QUALITY SOLUTIONS INTERNATIONAL LTD	8/21/2025	2.896	915	906	906
SCIENTIFIC GAMES CORP	8/14/2024	2.896	1,393	1,388	1,388
SEMINOLE TRIBE OF FLORIDA INC	7/8/2024	1.896	848	846	846
SERVICEMASTER GLOBAL HOLDINGS INC	10/31/2026	1.938	498	497	497
SIX FLAGS ENTERTAINMENT CORP	4/17/2026	1.900	760	760	760
WILLIAM MORRIS ENDEAVOR ENTERTAINMENT LLC	5/16/2025	2.900	904	902	902
WYNDHAM WORLDWIDE CORP	4/27/2025	1.896	980	979	979
TOTAL CONSUMER CYCLICAL				25,499	25,499

CONSUMER NON CYCLICAL
ARAMARK	3/28/2024	1.895	1,354	1,355	1,355
B&G FOODS INC	10/10/2026	2.646	268	267	267
BAUSCH HEALTH COMPANIES INC	6/1/2025	3.500	462	460	460
CATALENT INC	5/10/2026	3.250	493	491	491
CHANGE HEALTHCARE HOLDINGS LLC	3/1/2024	3.500	703	702	702
DAVITA INC	8/12/2026	1.896	743	741	741
ELANCO ANIMAL HEALTH INC	8/1/2027	1.905	708	704	704
ENDO INTERNATIONAL PLC	4/29/2024	5.000	266	265	265
ENERGIZER HOLDINGS INC TERM LOAN B - PHASE 1	12/16/2027	2.750	191	190	190
ENERGIZER HOLDINGS INC TERM LOAN B - PHASE 2	12/16/2027	2.750	226	225	225
GRIFOLS SA	11/15/2027	2.101	1,198	1,194	1,194
HCA HEALTHCARE INC	3/13/2025	1.896	414	414	414
IQVIA INC TERM LOAN - B3	6/6/2025	1.970	499	491	491
JAGUAR HOLDING COMPANY	8/18/2022	3.500	948	946	946
JBS SA	5/1/2026	2.146	566	565	565
MALLINCKRODT INTERNATIONAL	9/24/2024	5.500	787	786	786
MALLINCKRODT INTERNATIONAL	2/24/2025	5.750	266	266	266
PRESTIGE BRANDS INC TERM LOAN B4	1/26/2024	2.146	442	438	438
SELECT MEDICAL CORPORATION	3/6/2025	2.530	1,248	1,243	1,243
US FOODS HOLDING CORP	8/30/2026	2.146	248	246	246
US FOODS HOLDING CORPORATION	6/27/2023	1.896	1,414	1,413	1,413
TOTAL CONSUMER NON CYCLICAL				13,402	13,402

ELECTRIC
ASTORIA ENERGY LLC TERM LOAN B	12/2/2027	4.500	741	737	737
CALPINE CONSTRUCTION FINANCE	1/15/2025	2.146	1,950	1,951	1,951
CALPINE CORP 2020 TERM LOAN	12/16/2027	2.620	329	324	324
CARROLL COUNTRY ENERGY LLC	2/16/2026	3.720	672	667	667
CPV SHORE HOLDINGS LLC	12/29/2025	3.900	666	661	661
EASTERN POWER LLC	10/2/2025	4.750	1,453	1,453	1,453
F-46

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

EDGEWATER GENERATION LLC	12/13/2025	3.896	1,222	1,219	1,219
EFS COGEN HOLDINGS I LLC NEW TERM LOAN 2020	9/10/2027	4.500	750	746	746
EXGEN RENEWABLES IV LLC TERM LOAN	12/16/2027	3.750	500	498	498
HELIX GEN FUNDING LLC	6/3/2024	4.750	899	897	897
INVENERGY CLEAN POWER LLC	8/28/2025	3.146	861	859	859
LMBE-MC HOLDCO II LLC	11/26/2025	5.000	635	633	633
VISTRA ENERGY CORP	12/31/2025	1.897	1,242	1,241	1,241
WEST DEPTFORD ENERGY HOLDINGS LLC	8/26/2026	3.896	1,198	1,195	1,195
WG PARTNERS	11/15/2023	4.500	325	323	323
TOTAL ELECTRIC				13,404	13,404

ENERGY
APERGY CORP	5/9/2025	2.688	1,137	1,139	1,139
HERCULES MERGER SUB LLC	11/1/2026	2.905	423	421	421
TRAVERSE MIDSTREAM PARTNERS	9/27/2024	6.500	683	681	681
TOTAL ENERGY				2,241	2,241

FINANCE COMPANY
AVOLON TLB BORROWER	1/15/2025	2.500	572	571	571
CLIPPER ACQUISITIONS CORP TERM LOAN B	12/27/2024	1.902	919	917	917
FINCO I LLC 2020 REPLACEMENT TERM LOAN	6/27/2025	2.648	1,086	1,087	1,087
HAINAN TRAFFIC ADMINISTRATION HOLDING CO LTD	2/12/2027	2.250	398	397	397
TOTAL FINANCE COMPANY				2,972	2,972

INSURANCE
ASURION LLC	11/3/2023	3.146	201	200	200
ASURION LLC	11/29/2024	3.146	415	414	414
ASURION LLC TERM LOAN B8	12/23/2026	3.346	473	470	470
TOTAL INSURANCE				1,084	1,084

OTHER FINANCIAL INSTITUTIONS
TRANSUNION	11/16/2026	1.896	1,128	1,126	1,126
TOTAL OTHER FINANCIAL INSTITUTIONS				1,126	1,126

OTHER INDUSTRY
HAMILTON HOLDCO LLC	1/2/2027	3.460	1,474	1,475	1,475
LIGHTSTONE HOLDCO LLC	1/30/2024	4.750	987	983	983
LIGHTSTONE HOLDCO LLC	1/30/2024	4.750	56	55	55
TOTAL OTHER INDUSTRY				2,513	2,513

OTHER UTILITY
SANDY CREEK TERM LOAN	2/9/2021	5.000	818	818	818
TOTAL OTHER UTILITY				818	818

REITS
F-47

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

EXTENDED STAY AMERICA INC	9/18/2026	2.146	495	494	494
RYMAN HOSPITALITY PROPERTIES	5/11/2024	2.150	756	755	755
VICI PROPERTIES INC	12/20/2024	1.894	1,810	1,813	1,813
TOTAL REITS				3,062	3,062

TECHNOLOGY
CARLYLE GROUP INC	4/16/2025	1.896	587	583	583
CDW CORP	10/13/2026	1.900	959	959	959
CELESTICA INC.	6/27/2025	2.396	928	925	925
COMMSCOPE HOLDING CO INC	4/6/2026	3.396	1,238	1,229	1,229
DELL TECHNOLOGIES INC	9/19/2025	2.750	1,421	1,420	1,420
MA FINANCECO LLC	6/21/2024	2.896	160	159	159
MACDONALD DETTWILER AND ASSOCIATES LTD	10/4/2024	2.900	722	720	720
MKS INSTRUMENTS INC TERM LOAN B6	2/2/2026	1.896	499	495	495
NCR CORPORATION	8/28/2026	2.650	496	484	484
NEUSTAR	8/8/2024	4.500	174	172	172
ON SEMICONDUCTOR CORPORATION	9/16/2026	2.146	1,399	1,402	1,402
PERSPECTA INC	5/31/2025	2.396	1,006	1,005	1,005
PITNEY BOWES INC TERM LOAN B INCR	1/7/2025	5.650	494	481	481
PLANTRONICS INC	7/2/2025	2.646	687	683	683
SABRE HOLDINGS CORPORATION	2/22/2024	2.146	1,089	1,081	1,081
SCIENCE APPLICATIONS INTERNATIONAL CORP	10/31/2025	2.021	1,225	1,221	1,221
SEATTLE SPINCO INC	6/21/2024	2.896	1,177	1,172	1,172
SS&C TECHNOLOGIES HOLDINGS INC	4/16/2025	1.896	445	441	441
TTM TECHNOLOGIES INC	9/25/2024	2.655	431	429	429
VERINT SYSTEMS INC	6/28/2024	2.155	1,123	1,121	1,121
WESTERN DIGITAL CORPORATION	4/29/2023	1.896	1,110	1,109	1,109
XPERI HOLDING CORP	6/2/2025	4.146	988	903	903
TOTAL TECHNOLOGY				18,194	18,194

TRANSPORTATION
AMERICAN AIRLINES GROUP INC	12/14/2023	2.159	970	968	968
AMERICAN AIRLINES GROUP INC	6/27/2025	1.898	951	949	949
GENESEE & WYOMING INC	4/1/2024	1.895	1,550	1,547	1,547
UNITED CONTINENTAL HOLDINGS INC	2/23/2025	2.146	500	485	485
XPO LOGISTICS INC	12/30/2026	2.220	647	645	645
TOTAL TRANSPORTATION				4,594	4,594
TOTAL SYNDICATED LOANS BEFORE ALLOWANCE FOR LOAN LOSSES				149,480	149,480
ALLOWANCE FOR LOAN LOSSES				(2,259)	(2,259)
TOTAL SYNDICATED LOANS - NET				147,221	147,221

DERIVATIVES
PURCHASED OPTIONS
F-48

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP SECURITIES	1/19/2021	1	458	458
BNP SECURITIES	2/2/2021	—	106	106
BNP SECURITIES	2/16/2021	—	208	208
BNP SECURITIES	2/23/2021	—	101	101
BNP SECURITIES	3/2/2021	—	103	103
BNP SECURITIES	3/30/2021	—	114	114
BNP SECURITIES	4/13/2021	—	105	105
BNP SECURITIES	4/27/2021	—	111	111
BNP SECURITIES	8/3/2021	—	93	93
BNP SECURITIES	8/10/2021	—	380	380
BNP SECURITIES	8/17/2021	—	93	93
BNP SECURITIES	9/28/2021	—	89	89
BNP SECURITIES	10/26/2021	—	221	221
BNP SECURITIES	11/2/2021	—	208	208
BNP SECURITIES	2/1/2022	—	214	214
BNP SECURITIES	3/30/2021	—	179	179
BNP SECURITIES	3/29/2022	—	193	193
BNP SECURITIES	4/13/2021	—	86	86
BNP SECURITIES	4/12/2022	—	187	187
BNP SECURITIES	4/19/2022	—	92	92
BNP SECURITIES	6/29/2021	—	246	246
BNP SECURITIES	6/28/2022	—	179	179
BNP SECURITIES	7/13/2021	—	79	79
BNP SECURITIES	9/20/2022	—	183	183
BNP SECURITIES	10/11/2022	—	179	179
BNP SECURITIES	11/1/2022	—	84	84
BNP SECURITIES	11/15/2022	—	162	162
BNP SECURITIES	11/30/2021	—	76	76
BNP SECURITIES	1/26/2021	2	777	777
BNP SECURITIES	2/9/2021	1	579	579
BNP SECURITIES	2/7/2023	—	65	65
BNP SECURITIES	3/2/2021	1	986	986
BNP SECURITIES	2/28/2023	—	91	91
BNP SECURITIES	3/30/2021	2	1,989	1,989
BNP SECURITIES	3/28/2023	—	247	247
BNP SECURITIES	4/6/2021	2	1,866	1,866
BNP SECURITIES	4/20/2021	2	1,640	1,640
BNP SECURITIES	4/19/2022	—	108	108
BNP SECURITIES	4/18/2023	—	112	112
BNP SECURITIES	4/27/2021	2	1,540	1,540
BNP SECURITIES	4/26/2022	—	97	97
BNP SECURITIES	4/25/2023	—	102	102
BNP SECURITIES	5/4/2021	2	1,626	1,626
BNP SECURITIES	5/2/2023	—	102	102
BNP SECURITIES	5/18/2021	2	1,453	1,453
F-49

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP SECURITIES	5/16/2023	—	294	294
BNP SECURITIES	6/8/2021	2	969	969
BNP SECURITIES	6/7/2022	—	71	71
BNP SECURITIES	6/29/2021	1	989	989
BNP SECURITIES	7/6/2021	2	1,138	1,138
BNP SECURITIES	7/13/2021	2	941	941
BNP SECURITIES	8/10/2021	2	792	792
BNP SECURITIES	8/17/2021	2	729	729
BNP SECURITIES	8/16/2022	—	119	119
BNP SECURITIES	8/15/2023	—	67	67
BNP SECURITIES	8/24/2021	1	627	627
BNP SECURITIES	8/22/2023	—	63	63
BNP SECURITIES	9/14/2021	1	585	585
BNP SECURITIES	9/21/2021	1	781	781
BNP SECURITIES	10/5/2021	1	686	686
BNP SECURITIES	10/12/2021	1	501	501
BNP SECURITIES	10/19/2021	1	518	518
BNP SECURITIES	10/26/2021	1	616	616
BNP SECURITIES	11/9/2021	1	527	527
BNP SECURITIES	11/16/2021	1	399	399
BNP SECURITIES	12/14/2021	1	316	316
BNP SECURITIES	12/21/2021	1	292	292
BNP SECURITIES	12/28/2021	1	272	272
WELLS FARGO BANK NA	1/5/2021	—	100	100
WELLS FARGO BANK NA	1/12/2021	—	98	98
WELLS FARGO BANK NA	1/26/2021	—	93	93
WELLS FARGO BANK NA	2/9/2021	—	109	109
WELLS FARGO BANK NA	3/9/2021	—	198	198
WELLS FARGO BANK NA	3/16/2021	—	104	104
WELLS FARGO BANK NA	4/6/2021	—	110	110
WELLS FARGO BANK NA	4/20/2021	—	112	112
WELLS FARGO BANK NA	5/4/2021	—	109	109
WELLS FARGO BANK NA	5/11/2021	—	105	105
WELLS FARGO BANK NA	5/25/2021	—	107	107
WELLS FARGO BANK NA	6/1/2021	—	102	102
WELLS FARGO BANK NA	6/8/2021	—	99	99
WELLS FARGO BANK NA	6/15/2021	—	101	101
WELLS FARGO BANK NA	6/22/2021	—	105	105
WELLS FARGO BANK NA	6/29/2021	—	212	212
WELLS FARGO BANK NA	7/6/2021	—	98	98
WELLS FARGO BANK NA	7/13/2021	—	194	194
WELLS FARGO BANK NA	7/20/2021	—	96	96
WELLS FARGO BANK NA	7/27/2021	—	97	97
WELLS FARGO BANK NA	8/24/2021	—	90	90
WELLS FARGO BANK NA	8/31/2021	—	90	90
F-50

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	9/7/2021	—	274	274
WELLS FARGO BANK NA	9/14/2021	—	270	270
WELLS FARGO BANK NA	9/21/2021	—	178	178
WELLS FARGO BANK NA	10/5/2021	—	185	185
WELLS FARGO BANK NA	10/12/2021	—	198	198
WELLS FARGO BANK NA	10/19/2021	—	210	210
WELLS FARGO BANK NA	11/9/2021	—	214	214
WELLS FARGO BANK NA	11/16/2021	—	228	228
WELLS FARGO BANK NA	11/23/2021	—	111	111
WELLS FARGO BANK NA	11/30/2021	—	109	109
WELLS FARGO BANK NA	12/7/2021	—	230	230
WELLS FARGO BANK NA	12/14/2021	—	369	369
WELLS FARGO BANK NA	12/21/2021	—	563	563
WELLS FARGO BANK NA	12/28/2021	—	253	253
WELLS FARGO BANK NA	1/5/2021	—	236	236
WELLS FARGO BANK NA	1/4/2022	—	241	241
WELLS FARGO BANK NA	1/12/2021	—	115	115
WELLS FARGO BANK NA	1/11/2022	—	235	235
WELLS FARGO BANK NA	1/19/2021	—	112	112
WELLS FARGO BANK NA	1/18/2022	—	116	116
WELLS FARGO BANK NA	1/26/2021	—	223	223
WELLS FARGO BANK NA	1/25/2022	—	230	230
WELLS FARGO BANK NA	2/9/2021	—	405	405
WELLS FARGO BANK NA	2/8/2022	—	319	319
WELLS FARGO BANK NA	2/16/2021	—	195	195
WELLS FARGO BANK NA	2/15/2022	—	207	207
WELLS FARGO BANK NA	2/23/2021	—	192	192
WELLS FARGO BANK NA	2/22/2022	—	204	204
WELLS FARGO BANK NA	3/2/2021	—	97	97
WELLS FARGO BANK NA	3/1/2022	—	103	103
WELLS FARGO BANK NA	3/9/2021	—	97	97
WELLS FARGO BANK NA	3/8/2022	—	308	308
WELLS FARGO BANK NA	3/16/2021	—	93	93
WELLS FARGO BANK NA	3/15/2022	—	99	99
WELLS FARGO BANK NA	3/23/2021	—	188	188
WELLS FARGO BANK NA	3/22/2022	—	201	201
WELLS FARGO BANK NA	4/6/2021	—	89	89
WELLS FARGO BANK NA	4/5/2022	1	479	479
WELLS FARGO BANK NA	4/27/2021	—	83	83
WELLS FARGO BANK NA	4/26/2022	—	91	91
WELLS FARGO BANK NA	5/3/2022	—	192	192
WELLS FARGO BANK NA	5/11/2021	—	94	94
WELLS FARGO BANK NA	5/10/2022	—	200	200
WELLS FARGO BANK NA	5/24/2022	—	205	205
WELLS FARGO BANK NA	6/1/2021	—	97	97
F-51

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	5/31/2022	—	103	103
WELLS FARGO BANK NA	6/15/2021	—	173	173
WELLS FARGO BANK NA	6/14/2022	—	187	187
WELLS FARGO BANK NA	6/22/2021	—	174	174
WELLS FARGO BANK NA	6/21/2022	—	187	187
WELLS FARGO BANK NA	7/27/2021	—	79	79
WELLS FARGO BANK NA	7/26/2022	—	87	87
WELLS FARGO BANK NA	8/3/2021	—	182	182
WELLS FARGO BANK NA	8/16/2022	—	192	192
WELLS FARGO BANK NA	9/13/2022	—	88	88
WELLS FARGO BANK NA	9/27/2022	—	93	93
WELLS FARGO BANK NA	10/5/2021	—	91	91
WELLS FARGO BANK NA	10/4/2022	—	194	194
WELLS FARGO BANK NA	10/25/2022	—	86	86
WELLS FARGO BANK NA	1/5/2021	1	727	727
WELLS FARGO BANK NA	1/12/2021	1	617	617
WELLS FARGO BANK NA	1/19/2021	1	528	528
WELLS FARGO BANK NA	2/2/2021	2	703	703
WELLS FARGO BANK NA	2/16/2021	1	570	570
WELLS FARGO BANK NA	2/15/2022	—	57	57
WELLS FARGO BANK NA	2/14/2023	—	65	65
WELLS FARGO BANK NA	2/23/2021	1	892	892
WELLS FARGO BANK NA	2/22/2022	—	75	75
WELLS FARGO BANK NA	3/9/2021	2	1,316	1,316
WELLS FARGO BANK NA	3/8/2022	—	95	95
WELLS FARGO BANK NA	3/7/2023	—	100	100
WELLS FARGO BANK NA	3/23/2021	2	2,608	2,608
WELLS FARGO BANK NA	3/22/2022	—	265	265
WELLS FARGO BANK NA	3/21/2023	—	269	269
WELLS FARGO BANK NA	4/13/2021	2	1,563	1,563
WELLS FARGO BANK NA	5/11/2021	2	1,446	1,446
WELLS FARGO BANK NA	5/9/2023	—	102	102
WELLS FARGO BANK NA	5/25/2021	1	1,112	1,112
WELLS FARGO BANK NA	6/1/2021	2	1,433	1,433
WELLS FARGO BANK NA	6/15/2021	1	954	954
WELLS FARGO BANK NA	6/13/2023	—	84	84
WELLS FARGO BANK NA	6/22/2021	2	1,018	1,018
WELLS FARGO BANK NA	6/21/2022	—	77	77
WELLS FARGO BANK NA	7/20/2021	2	932	932
WELLS FARGO BANK NA	7/27/2021	2	927	927
WELLS FARGO BANK NA	8/3/2021	2	823	823
WELLS FARGO BANK NA	8/31/2021	1	467	467
WELLS FARGO BANK NA	9/7/2021	1	703	703
WELLS FARGO BANK NA	9/28/2021	1	656	656
WELLS FARGO BANK NA	11/2/2021	1	587	587
F-52

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	11/23/2021	1	383	383
WELLS FARGO BANK NA	11/30/2021	1	366	366
WELLS FARGO BANK NA	12/7/2021	1	341	341
TOTAL PURCHASED OPTIONS			66,645	66,645

WRITTEN OPTIONS
BNP SECURITIES	1/19/2021	(1)	(331)	(331)
BNP SECURITIES	2/2/2021	—	(82)	(82)
BNP SECURITIES	2/16/2021	—	(160)	(160)
BNP SECURITIES	2/23/2021	—	(77)	(77)
BNP SECURITIES	3/2/2021	—	(76)	(76)
BNP SECURITIES	3/30/2021	—	(89)	(89)
BNP SECURITIES	4/13/2021	—	(79)	(79)
BNP SECURITIES	4/27/2021	—	(80)	(80)
BNP SECURITIES	8/3/2021	—	(60)	(60)
BNP SECURITIES	8/10/2021	—	(247)	(247)
BNP SECURITIES	8/17/2021	—	(60)	(60)
BNP SECURITIES	9/28/2021	—	(56)	(56)
BNP SECURITIES	10/26/2021	—	(158)	(158)
BNP SECURITIES	11/2/2021	—	(145)	(145)
BNP SECURITIES	2/1/2022	—	(146)	(146)
BNP SECURITIES	3/30/2021	—	(140)	(140)
BNP SECURITIES	3/29/2022	—	(133)	(133)
BNP SECURITIES	4/13/2021	—	(66)	(66)
BNP SECURITIES	4/12/2022	—	(127)	(127)
BNP SECURITIES	4/19/2022	—	(62)	(62)
BNP SECURITIES	6/29/2021	—	(202)	(202)
BNP SECURITIES	6/28/2022	—	(132)	(132)
BNP SECURITIES	7/13/2021	—	(65)	(65)
BNP SECURITIES	9/20/2022	—	(152)	(152)
BNP SECURITIES	10/11/2022	—	(148)	(148)
BNP SECURITIES	11/1/2022	—	(68)	(68)
BNP SECURITIES	11/15/2022	—	(130)	(130)
BNP SECURITIES	11/30/2021	—	(66)	(66)
BNP SECURITIES	1/26/2021	(2)	(688)	(688)
BNP SECURITIES	2/9/2021	(1)	(503)	(503)
BNP SECURITIES	2/7/2023	—	(50)	(50)
BNP SECURITIES	3/2/2021	(1)	(933)	(933)
BNP SECURITIES	2/28/2023	—	(77)	(77)
BNP SECURITIES	3/30/2021	(2)	(1,951)	(1,951)
BNP SECURITIES	3/28/2023	—	(231)	(231)
BNP SECURITIES	4/6/2021	(2)	(1,826)	(1,826)
BNP SECURITIES	4/18/2023	—	(104)	(104)
BNP SECURITIES	4/19/2022	—	(104)	(104)
F-53

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP SECURITIES	4/20/2021	(2)	(1,602)	(1,602)
BNP SECURITIES	4/27/2021	(2)	(1,478)	(1,478)
BNP SECURITIES	4/26/2022	—	(90)	(90)
BNP SECURITIES	4/25/2023	—	(88)	(88)
BNP SECURITIES	5/4/2021	(2)	(1,561)	(1,561)
BNP SECURITIES	5/2/2023	—	(88)	(88)
BNP SECURITIES	5/18/2021	(2)	(1,335)	(1,335)
BNP SECURITIES	5/16/2023	—	(265)	(265)
BNP SECURITIES	5/18/2021	—	(78)	(78)
BNP SECURITIES	6/8/2021	(2)	(936)	(936)
BNP SECURITIES	6/7/2022	—	(66)	(66)
BNP SECURITIES	6/29/2021	(1)	(961)	(961)
BNP SECURITIES	7/6/2021	(2)	(1,103)	(1,103)
BNP SECURITIES	7/13/2021	(2)	(927)	(927)
BNP SECURITIES	8/10/2021	(2)	(778)	(778)
BNP SECURITIES	8/15/2023	—	(61)	(61)
BNP SECURITIES	8/16/2022	—	(115)	(115)
BNP SECURITIES	8/17/2021	(2)	(716)	(716)
BNP SECURITIES	8/24/2021	(1)	(614)	(614)
BNP SECURITIES	8/22/2023	—	(58)	(58)
BNP SECURITIES	9/14/2021	(1)	(574)	(574)
BNP SECURITIES	9/21/2021	(1)	(773)	(773)
BNP SECURITIES	10/5/2021	(1)	(679)	(679)
BNP SECURITIES	10/12/2021	(1)	(495)	(495)
BNP SECURITIES	10/19/2021	(1)	(513)	(513)
BNP SECURITIES	10/26/2021	(1)	(610)	(610)
BNP SECURITIES	11/9/2021	(1)	(520)	(520)
BNP SECURITIES	11/16/2021	(1)	(394)	(394)
BNP SECURITIES	12/14/2021	(1)	(312)	(312)
BNP SECURITIES	12/21/2021	(1)	(288)	(288)
BNP SECURITIES	12/28/2021	(1)	(268)	(268)
WELLS FARGO BANK NA	1/5/2021	—	(76)	(76)
WELLS FARGO BANK NA	1/12/2021	—	(73)	(73)
WELLS FARGO BANK NA	1/26/2021	—	(68)	(68)
WELLS FARGO BANK NA	2/9/2021	—	(85)	(85)
WELLS FARGO BANK NA	3/9/2021	—	(145)	(145)
WELLS FARGO BANK NA	3/16/2021	—	(78)	(78)
WELLS FARGO BANK NA	4/6/2021	—	(84)	(84)
WELLS FARGO BANK NA	4/20/2021	—	(87)	(87)
WELLS FARGO BANK NA	5/4/2021	—	(79)	(79)
WELLS FARGO BANK NA	5/11/2021	—	(75)	(75)
WELLS FARGO BANK NA	5/25/2021	—	(78)	(78)
WELLS FARGO BANK NA	6/1/2021	—	(72)	(72)
WELLS FARGO BANK NA	6/8/2021	—	(65)	(65)
WELLS FARGO BANK NA	6/15/2021	—	(67)	(67)
F-54

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	6/22/2021	—	(71)	(71)
WELLS FARGO BANK NA	6/29/2021	—	(145)	(145)
WELLS FARGO BANK NA	7/6/2021	—	(65)	(65)
WELLS FARGO BANK NA	7/13/2021	—	(132)	(132)
WELLS FARGO BANK NA	7/20/2021	—	(63)	(63)
WELLS FARGO BANK NA	7/27/2021	—	(64)	(64)
WELLS FARGO BANK NA	8/24/2021	—	(57)	(57)
WELLS FARGO BANK NA	8/31/2021	—	(57)	(57)
WELLS FARGO BANK NA	9/7/2021	—	(175)	(175)
WELLS FARGO BANK NA	9/14/2021	—	(171)	(171)
WELLS FARGO BANK NA	9/21/2021	—	(113)	(113)
WELLS FARGO BANK NA	10/5/2021	—	(120)	(120)
WELLS FARGO BANK NA	10/12/2021	—	(134)	(134)
WELLS FARGO BANK NA	10/19/2021	—	(147)	(147)
WELLS FARGO BANK NA	11/9/2021	—	(152)	(152)
WELLS FARGO BANK NA	11/16/2021	—	(167)	(167)
WELLS FARGO BANK NA	11/23/2021	—	(80)	(80)
WELLS FARGO BANK NA	11/30/2021	—	(75)	(75)
WELLS FARGO BANK NA	12/7/2021	—	(162)	(162)
WELLS FARGO BANK NA	12/14/2021	—	(269)	(269)
WELLS FARGO BANK NA	12/21/2021	—	(327)	(327)
WELLS FARGO BANK NA	12/21/2021	—	(54)	(54)
WELLS FARGO BANK NA	12/28/2021	—	(188)	(188)
WELLS FARGO BANK NA	1/5/2021	—	(194)	(194)
WELLS FARGO BANK NA	1/4/2022	—	(175)	(175)
WELLS FARGO BANK NA	1/12/2021	—	(93)	(93)
WELLS FARGO BANK NA	1/11/2022	—	(168)	(168)
WELLS FARGO BANK NA	1/19/2021	—	(91)	(91)
WELLS FARGO BANK NA	1/18/2022	—	(82)	(82)
WELLS FARGO BANK NA	1/26/2021	—	(180)	(180)
WELLS FARGO BANK NA	1/25/2022	—	(163)	(163)
WELLS FARGO BANK NA	2/9/2021	—	(315)	(315)
WELLS FARGO BANK NA	2/8/2022	—	(218)	(218)
WELLS FARGO BANK NA	2/16/2021	—	(155)	(155)
WELLS FARGO BANK NA	2/15/2022	—	(147)	(147)
WELLS FARGO BANK NA	2/23/2021	—	(153)	(153)
WELLS FARGO BANK NA	2/22/2022	—	(144)	(144)
WELLS FARGO BANK NA	3/2/2021	—	(77)	(77)
WELLS FARGO BANK NA	3/1/2022	—	(73)	(73)
WELLS FARGO BANK NA	3/9/2021	—	(77)	(77)
WELLS FARGO BANK NA	3/8/2022	—	(218)	(218)
WELLS FARGO BANK NA	3/16/2021	—	(73)	(73)
WELLS FARGO BANK NA	3/15/2022	—	(69)	(69)
WELLS FARGO BANK NA	3/23/2021	—	(149)	(149)
WELLS FARGO BANK NA	3/22/2022	—	(141)	(141)
F-55

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	4/6/2021		(69)	(69)
WELLS FARGO BANK NA	4/5/2022	(1)	(329)	(329)
WELLS FARGO BANK NA	4/27/2021	—	(65)	(65)
WELLS FARGO BANK NA	4/26/2022	—	(63)	(63)
WELLS FARGO BANK NA	5/3/2022	—	(137)	(137)
WELLS FARGO BANK NA	5/11/2021	—	(76)	(76)
WELLS FARGO BANK NA	5/10/2022	—	(145)	(145)
WELLS FARGO BANK NA	5/24/2022	—	(151)	(151)
WELLS FARGO BANK NA	6/1/2021	—	(80)	(80)
WELLS FARGO BANK NA	5/31/2022	—	(76)	(76)
WELLS FARGO BANK NA	6/15/2021	—	(138)	(138)
WELLS FARGO BANK NA	6/14/2022	—	(132)	(132)
WELLS FARGO BANK NA	6/22/2021	—	(139)	(139)
WELLS FARGO BANK NA	6/21/2022	—	(133)	(133)
WELLS FARGO BANK NA	7/27/2021	—	(65)	(65)
WELLS FARGO BANK NA	7/26/2022	—	(63)	(63)
WELLS FARGO BANK NA	8/3/2021	—	(154)	(154)
WELLS FARGO BANK NA	8/16/2022	—	(151)	(151)
WELLS FARGO BANK NA	9/13/2022	—	(72)	(72)
WELLS FARGO BANK NA	9/27/2022	—	(78)	(78)
WELLS FARGO BANK NA	10/5/2021	—	(82)	(82)
WELLS FARGO BANK NA	10/4/2022	—	(163)	(163)
WELLS FARGO BANK NA	10/25/2022		(71)	(71)
WELLS FARGO BANK NA	1/5/2021	(1)	(647)	(647)
WELLS FARGO BANK NA	1/12/2021	(1)	(543)	(543)
WELLS FARGO BANK NA	1/19/2021	(1)	(459)	(459)
WELLS FARGO BANK NA	2/2/2021	(2)	(621)	(621)
WELLS FARGO BANK NA	2/16/2021	(1)	(510)	(510)
WELLS FARGO BANK NA	2/15/2022	—	(48)	(48)
WELLS FARGO BANK NA	2/14/2023	—	(51)	(51)
WELLS FARGO BANK NA	2/23/2021	(1)	(833)	(833)
WELLS FARGO BANK NA	2/22/2022	—	(67)	(67)
WELLS FARGO BANK NA	3/9/2021	(2)	(1,257)	(1,257)
WELLS FARGO BANK NA	3/8/2022	—	(86)	(86)
WELLS FARGO BANK NA	3/7/2023	—	(87)	(87)
WELLS FARGO BANK NA	3/23/2021	(2)	(2,540)	(2,540)
WELLS FARGO BANK NA	3/22/2022	—	(251)	(251)
WELLS FARGO BANK NA	3/21/2023	—	(244)	(244)
WELLS FARGO BANK NA	4/13/2021	(2)	(1,521)	(1,521)
WELLS FARGO BANK NA	5/11/2021	(2)	(1,388)	(1,388)
WELLS FARGO BANK NA	5/9/2023	—	(88)	(88)
WELLS FARGO BANK NA	5/25/2021	(1)	(1,083)	(1,083)
WELLS FARGO BANK NA	6/1/2021	(2)	(1,392)	(1,392)
WELLS FARGO BANK NA	6/15/2021	(1)	(925)	(925)
WELLS FARGO BANK NA	6/13/2023	—	(74)	(74)
F-56

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	6/22/2021	(2)	(988)	(988)
WELLS FARGO BANK NA	6/21/2022	—	(72)	(72)
WELLS FARGO BANK NA	7/20/2021	(2)	(917)	(917)
WELLS FARGO BANK NA	7/27/2021	(2)	(913)	(913)
WELLS FARGO BANK NA	8/3/2021	(2)	(809)	(809)
WELLS FARGO BANK NA	8/31/2021	(1)	(456)	(456)
WELLS FARGO BANK NA	9/7/2021	(1)	(691)	(691)
WELLS FARGO BANK NA	9/28/2021	(1)	(650)	(650)
WELLS FARGO BANK NA	11/2/2021	(1)	(581)	(581)
WELLS FARGO BANK NA	11/23/2021	(1)	(378)	(378)
WELLS FARGO BANK NA	11/30/2021	(1)	(361)	(361)
WELLS FARGO BANK NA	12/7/2021	(1)	(336)	(336)
TOTAL WRITTEN OPTIONS			(59,924)	(59,924)

FUTURES
S&P 500 MINI FUTURES	3/19/2071	—	18	18
TOTAL FUTURES			18	18
TOTAL DERIVATIVES - NET			6,739	6,739
TOTAL INVESTMENTS IN CASH EQUIVALENTS, FIXED MATURITIES, EQUITY SECURITIES, SYNDICATED LOANS AND DERIVATIVES			$7,032,809	$7,073,559

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
b) For Federal income tax purposes, the cost of investments is $7.0 billion.
c) Securities written down due to other-than-temporary impairment related to credit losses (pre-2020 GAAP accounting guidance). No credit losses have occurred under the new Financial Instruments Credit Losses guidance that was effective January 1, 2020.
d) Non-Income producing securities.

F-57

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers
December 31, 2018

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CASH EQUIVALENTS
TOTAL COMMERCIAL PAPER	360,580	360,580
TOTAL CASH EQUIVALENTS	360,580	360,580
TOTAL U. S. GOVERNMENT AND AGENCY OBLIGATIONS	1,739,757	1,739,929
TOTAL STATE AND MUNICIPAL OBLIGATIONS	62,032	61,590

RESIDENTIAL MORTGAGE BACKED SECURITIES
TOTAL AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES	1,556,927	1,551,508

NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES
TOTAL NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES	1,516,730	1,502,195
TOTAL RESIDENTIAL MORTGAGE BACKED SECURITIES	3,073,657	3,053,703

ASSET BACKED SECURITIES
TOTAL ASSET BACKED SECURITIES	667,332	662,731

COMMERCIAL MORTGAGE BACKED SECURITIES
TOTAL AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES	550,387	540,940

NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES
TOTAL NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES	661,081	657,040
TOTAL COMMERCIAL MORTGAGE BACKED SECURITIES	1,211,468	1,197,980

CORPORATE DEBT SECURITIES
TOTAL BANKING	—	3
TOTAL BASIC INDUSTRY	48,593	48,224
TOTAL CAPITAL GOODS	128,238	127,588
TOTAL COMMUNICATIONS	118,236	117,439
TOTAL CONSUMER CYCLICAL	23,954	23,666
TOTAL CONSUMER NON CYCLICAL	414,560	410,540
TOTAL ELECTRIC	167,741	166,376
TOTAL ENERGY	37,953	37,712
TOTAL FINANCE COMPANIES	14,733	14,470
TOTAL INSURANCE	22,089	22,129
TOTAL NATURAL GAS	8,558	8,462
TOTAL TECHNOLOGY	32,536	32,121
TOTAL TRANSPORTATION	10,271	10,087
TOTAL CORPORATE DEBT SECURITIES	1,027,462	1,018,817
TOTAL FIXED MATURITIES	7,781,708	7,734,750

EQUITY SECURITIES
TOTAL CONGLOMERATES/DIVERSIFIED MFG	115	350
TOTAL METALS/MINING	184	116
TOTAL EQUITY SECURITIES	299	466

SYNDICATED LOANS
TOTAL BASIC INDUSTRY	10,075	10,075
TOTAL BROKERAGE	1,140	1,140
TOTAL CAPITAL GOODS	20,824	20,824
F-65

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2018

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

TOTAL COMMUNICATIONS	24,253	24,253
TOTAL CONSUMER CYCLICAL	27,106	27,106
TOTAL CONSUMER NON CYCLICAL	13,406	13,406
TOTAL ELECTRIC	13,079	13,079
TOTAL ENERGY	2,446	2,446
TOTAL FINANCE COMPANY	2,813	2,813
TOTAL INSURANCE	1,295	1,295
TOTAL OTHER FINANCIAL INSTITUTIONS	1,814	1,814
TOTAL OTHER INDUSTRY	2,380	2,380
TOTAL OTHER UTILITY	853	853
TOTAL REITS	140	140
TOTAL TECHNOLOGY	22,241	22,241
TOTAL TRANSPORTATION	4,658	4,658
TOTAL SYNDICATED LOANS BEFORE ALLOWANCE FOR LOAN LOSSES	148,523	148,523
TOTAL SYNDICATED LOANS - NET	147,744	147,744

DERIVATIVES
PURCHASED OPTIONS
TOTAL PURCHASED OPTIONS	13,173	13,173

WRITTEN OPTIONS
TOTAL WRITTEN OPTIONS	(8,209)	(8,209)

FUTURES
S&P 500 MINI FUTURES	3/1/2019	—	6	6
TOTAL FUTURES			6	6
TOTAL DERIVATIVES - NET			4,970	4,970
TOTAL INVESTMENTS IN CASH EQUIVALENTS, FIXED MATURITIES, EQUITY SECURITIES, SYNDICATED LOANS AND DERIVATIVES			$8,295,301	$8,248,510
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

F-66

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages
December 31, 2020
(in thousands)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages						Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held at end of period (e)
Loan No.	Description (a)	Property Location		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

Other - liens on:
Apartment and business:
Under $500:
	121047366	Murray	UT	1	$—	$318	$318	$—	$—	$—	3.310%
	121087290	Doraville	GA	1	—	378	378	—	—	2	5.770
	121087347	Lawrenceville	GA	1	—	58	58	—	—	—	4.650
	121087351	Gardena	CA	1	—	163	163	—	—	1	4.450
	121087359	Apex	NC	1	—	185	185	—	—	—	3.520
	121087370	La Jolla	CA	1	—	300	300	—	—	1	3.260
Over $500:
	121047210	West Haven	CT	1	—	4,212	4,212	—	—	13	3.600
	121047262	Fargo	ND	1	—	3,937	3,937	—	—	18	5.440
	121047343	Durham	NC	1	—	1,175	1,175	—	—	3	3.500
	121047364	Kansas City	KS	1	—	950	950	—	—	3	3.420
	121047377	Cookeville	TN	1	—	857	857	—	—	2	3.500
	121047383	Las Vegas	NV	1	—	2,551	2,551	—	—	7	3.340
	121047385	Cicero	IL	1	—	3,050	3,050	—	—	10	3.850
	121047387	Washington Terrace	UT	1	—	2,168	2,168	—	—	7	3.730
	121047392	Philadelphia	PA	1	—	3,344	3,344	—	—	12	4.310
	121047393	Moore	SC	1	—	1,517	1,517	—	—	5	4.130
	121047398	Springfield	IL	1	—	1,078	1,078	—	—	4	4.390
	121047399	Colorado Springs	CO	1	—	4,366	4,366	—	—	15	4.010
	121047400	Pittsford	NY	1	—	1,531	1,531	—	—	5	4.070
	121047402	Miami	FL	1	—	1,465	1,465	—	—	5	3.750
	121087245	Southport	CT	1	—	2,771	2,771	—	—	9	4.010
	121087313	Orchard Park	NY	1	—	2,458	2,458	—	—	8	4.050
	121087327	Marietta	GA	1	—	2,218	2,218	—	—	7	3.820
	121087344	Norcross	GA	1	—	1,390	1,390	—	—	4	3.380
	121087345	Henderson	NV	1	—	3,459	3,459	—	—	13	4.500
	121087349	Carlsbad	CA	1	—	2,177	2,177	—	—	5	3.000
	121087358	Philadelphia	PA	1	—	3,657	3,657	—	—	11	3.450
	121087360	Sun City Center	FL	1	—	3,842	3,842	—	—	11	3.300
	121087361	Oswego	OR	1	—	4,416	4,416	—	—	16	4.260
	121087362	Atlanta	GA	1	—	2,196	2,196	—	—	7	3.810
	121087365	Fairfax	VA	1	—	1,913	1,913	—	—	7	4.450
	121087369	Acworth	GA	1	—	1,214	1,214	—	—	4	3.550
	121087371	Bulverde	TX	1	—	588	588	—	—	1	3.000
	121087372	Brea	CA	1	—	2,885	2,885	—	—	7	3.000
	121087375	Florence	KY	1	—	1,077	1,077	—	—	3	3.040
	121087376	Sterling Heights	MI	1	—	1,798	1,798	—	—	5	3.620
	121087378	Pittsburgh	PA	1	—	2,222	2,222	—	—	7	3.690
	121087379	Euless	TX	1	—	1,380	1,380	—	—	4	3.700
	121087381	San Diego	CA	1	—	3,341	3,341	—	—	9	3.130
	121087382	San Diego	CA	1	—	3,263	3,263	—	—	8	3.090
	121087384	Culver City	CA	1	—	2,800	2,800	—	—	9	3.840
	121087386	Bellingham	WA	1	—	4,987	4,987	—	—	15	3.570
	121087388	Riverside	CA	1	—	1,467	1,467	—	—	4	3.270
	121087389	Palmdale	CA	1	—	1,980	1,980	—	—	5	3.270

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages (continued)
December 31, 2020
(in thousands)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages						Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held at end of period (e)
Loan No.	Description (a)	Property Location		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

	121087394	Richmond	TX	1	—	3,387	3,387	—	—	11	4.000
	121087395	San Francisco	CA	1	—	4,420	4,420	—	—	15	4.180
	121087396	Seattle	WA	1	—	4,847	4,847	—	—	18	4.410
	121087397	Nashville	TN	1	—	1,681	1,681	—	—	6	4.350
	121087401	Southlake	TX	1	—	2,324	2,324	—	—	8	4.030
	121087403	Houston	TX	1	—	4,472	4,472	—	—	13	3.470
	121087404	Blaine	MN	1	—	1,780	1,780	—	—	5	3.320
	121087405	Monroe	WA	1	—	4,237	4,237	—	—	12	3.390
	121087406	Kokomo	IN	1	—	3,000	3,000	—	—	8	3.000
	Total Other			53	—	123,250	123,250	—	—	388	3.782
Allowance for Credit Losses						931
Total First Mortgage Loans on Real Estate				53	$—	$122,319	$123,250	$—	$—	$388	3.782%

Part 3 - Location of mortgaged properties				Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed
State in which mortgaged property is located		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

California	CA	10	$—	$22,797	$22,797	$—	$—
Colorado	CO	1	—	4,366	4,366	—	—
Connecticut	CT	2	—	6,983	6,983	—	—
Florida	FL	2	—	5,307	5,307	—	—
Georgia	GA	6	—	7,453	7,453	—	—
Illinois	IL	2	—	4,128	4,128	—	—
Indiana	IN	1		3,000	3,000
Kansas	KS	1	—	950	950	—	—
Kentucky	KY	1	—	1,077	1,077	—	—
Michigan	MI	1	—	1,798	1,798	—	—
Minnesota	MN	1	—	1,780	1,780	—	—
North Carolina	NC	2	—	1,360	1,360	—	—
North Dakota	ND	1	—	3,938	3,938	—	—
Nevada	NV	2	—	6,011	6,011	—	—
New York	NY	2	—	3,989	3,989	—	—
Oregon	OR	1	—	4,415	4,415	—	—
Pennsylvania	PA	3	—	9,223	9,223	—	—
South Carolina	SC	1	—	1,516	1,516	—	—
Tennessee	TN	2	—	2,538	2,538	—	—
Texas	TX	5	—	12,151	12,151	—	—
Utah	UT	2	—	2,486	2,486	—	—
Virginia	VA	1	—	1,913	1,913	—	—
Washington	WA	3	—	14,071	14,071	—	—
Total		53	—	123,250	123,250	—	—
Allowance for Credit Losses				931
Total		53	$—	$122,319	$123,250	$—	$—
NOTES:
(a) The classification “residential” includes single dwellings only. Residential multiple dwellings are included in “apartment and business”.
(b) Real estate taxes and easements, which in the opinion of ACC are not undue burden on the properties, have been excluded from the determination of “prior liens”.
(c) In this Schedule III, carrying amount of mortgage loans represents unpaid principal balances plus unamortized premiums less unamortized discounts and allowance for credit losses.
(d) Interest in arrears for less than three months has been disregarded in computing the total amount of principal subject to delinquent interest. The amounts of mortgage loans being foreclosed are also included in amounts subject to delinquent interest.
(e) Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense. In lieu thereof, the average gross interest rates (exclusive of amortization of discounts and premiums) on mortgage loans held as of December 31, 2020 are shown by type and class of loan.

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

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages
Years Ended December 31, 2020, 2019 and 2018
(in thousands)

The average gross interest rates on mortgage loans held as of December 31, 2020, 2019 and 2018 are summarized as follows:

	2020	2019	2018
Combined average	3.782%	3.832%	3.794%

(f)  Following is a reconciliation of the carrying amount of mortgage loans for the years ended December 31, 2020, 2019 and 2018.

	2020	2019	2018

Balance at beginning of period	$123,040	$112,434	$107,644
Additions during period:
Purchases and fundings	7,962	22,870	19,321
Impact of of change in accounting policies	1,608	—	—
Deductions during period:
Collections of principal	(10,096)	(12,264)	(14,531)
Provision for credit loss	(195)	—	—
Net additions (deductions)	(721)	10,606	4,790
Balance at end of period	$122,319	$123,040	$112,434

(g) The aggregate cost of mortgage loans for federal income tax purposes as of December 31, 2020 was $123,250.

(h) As of December 31, 2020, an unallocated allowance for credit losses on first mortgage loans of $931 is recorded.

Ameriprise Certificate Company
Schedule V — Qualified Assets on Deposit
December 31, 2020 and 2019
(in thousands)

Name of Depositary	December 31, 2020
	Investment Securities		Mortgage Loans (c)	Other (d)	Total
	Bonds and Notes (a)	Equity Securities (b)

Deposits with states or their depositories to meet requirements of statutes and agreements:
Illinois - Secretary of State of Illinois	$50	$—	$—	$—	$50
New Jersey - Commissioner of Banking and Insurance of New Jersey	52	—	—	—	52
Pennsylvania - Treasurer of the State of Pennsylvania	156	—	—	—	156
Texas - Treasurer of the State of Texas	165	—	—	—	165
Total State Deposits to meet requirements of statutes and agreements	423	—	—	—	423
Total Central Depository - Ameriprise Trust Company	6,878,310	56	122,319	147,221	7,147,906
Total Deposits	$6,878,733	$56	$122,319	$147,221	$7,148,329
NOTES:
(a)  Represents amortized cost of bonds, notes and cash equivalents.
(b)  Represents fair value of equity securities.
(c)  Represents unpaid principal balance of mortgage loans less unamortized discounts and allowance for credit losses.
(d)  Represents amortized cost of syndicated loans.

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
(d)  Represents amortized cost of syndicated loans.

Ameriprise Certificate Company
Schedule VI — Certificate Reserves
Year Ended December 31, 2020
(in thousands)
Part 1 - Summary of Changes

Description	December 31, 2020
Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
	No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Installment certificates:
Reserves to mature:
22A	—	$—	$—	$32	$—	$—	$(32)	$—	$—	—	$—	$—
Inst I95	600	—	4,117	—	2,365	30	(412)	(1,371)	—	514	—	4,729
Inst-E	1	—	29	—	12	—	—	(39)	—	2	—	2
RP-Q-Installment	1	6	4	—	—	—	—	1	—	1	6	5
RP-Q-Flexible Payment	1	12	11	—	—	—	—	—	—	1	12	11
Inst-R	177	23,426	903	—	158	6	(38)	(125)	—	154	16,085	904
Inst-R-E	1	2,052	307	—	56	2	—	—	—	1	2,052	365
Total	781	25,496	5,371	32	2,591	38	(482)	(1,534)	—	673	18,155	6,016
Additional credits and accrued interest thereon:
Inst I95	—	—	—	30	—	—	—	—	(30)	—	—	—
Inst-E	—	—	—	—	—	—	—	—	—	—	—	—
Inst-R	—	—	—	6	—	—	—	—	(6)	—	—	—
Inst-R-E	—	—	—	2	—	—	—	—	(2)	—	—	—
Total	—	—	—	38	—	—	—	—	(38)	—	—	—
Total Installment Certificates	781	25,496	5,371	70	2,591	38	(482)	(1,534)	(38)	673	18,155	6,016
Single Pay - Non Qualified Certificates
Single - Payment certificates:
IC-Flexible Savings (Variable Term) - 165	103,136	2,885,658	2,986,294	—	530,119	27,892	(1,731)	(1,368,993)	—	76,211	2,016,223	2,173,581
IC - Stepup - 190	309	9,947	10,299	—	2,702	118	—	(3,963)	—	233	8,714	9,156
IC-Flexible Savings Emp (VT) - 166	—	—	—	—	—	—		—	—	—	—	—
Cash Reserve Variables PMT - 3mo. - 662	73,450	1,971,489	1,983,413	—	2,307,746	7,833	(1,823)	(2,120,221)	—	72,627	2,147,424	2,176,948
IC-Stock Market - 180	6,414	45,100	50,955	—	129	977	(1,629)	(10,304)	—	4,992	34,486	40,128
IC-MSC - 181	5,727	103,885	117,648	—	1,445	2,070	(3,373)	(19,790)	—	4,611	84,522	98,000
IC-Stock1 - 210	8,368	79,243	81,006	—	11,652	1,513	—	(22,096)	—	8,058	68,859	72,075
IC-Stock2 - 220	1,379	25,555	25,928	—	3,975	665	—	(7,478)	—	1,180	21,569	23,090
IC-Stock3 - 230	2,252	39,535	40,083	—	4,821	796	—	(6,456)	—	2,232	37,824	39,244
Total	201,035	5,160,412	5,295,626	—	2,862,589	41,864	(8,556)	(3,559,301)	—	170,144	4,419,621	4,632,222
Additional credits and accrued interest thereon:
IC-Flexible Savings	—	—	1,912	27,161	—	—	—	(744)	(27,895)	—	—	434
IC-Preferred Investors	—	—	—	—	—	—	—		—	—	—	—
IC-Stepup -190	—	—	7	139	—	—	—	(23)	(118)	—	—	5
Cash Reserve Variable Payment-3mo.	—	—	709	8,597	—	—	—	(1,487)	(7,811)	—	—	8
IC-Stk Mkt, 2004/16/31-4000/16	—	—	23	16	—	—	—	—	(32)	—	—	7
IC-Stock1 - 210	—	—	30	26	—	—	—	(2)	(44)	—	—	10
IC-Stock2 - 220	—	—	34	25	—	—	—	—	(31)	—	—	28
IC-Stock3 - 230	—	—	51	42	—	—	—	—	(13)	—	—	80
IC-MSC	—	—	20	48	—	—	—	(1)	(65)	—	—	2
Total	—	—	2,786	36,054	—	—	—	(2,257)	(36,009)	—	—	574
Accrued for additional credits to be allowed at next anniversaries:
SP 75	—	—	—	—	—	—	—	—	(1)	—	—	(1)
IC-Stock	—	—	1,285	(9)	—	—	—	(5)	(946)	—	—	325
IC-Stock1 - 210	—	—	1,958	123	—	—	—	(90)	(1,470)	—	—	521

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2020
(in thousands)

Description		December 31, 2020
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

IC-Stock2 - 220		—	—	1,493	150	—	—	—	(3)	(634)	—	—	1,006
IC-Stock3 - 230		—	—	3,871	643	—	—	—	—	(783)	—	—	3,731
IC-Market Strategy Certificate - Part Int 2019/2102/4061		—	—	2,592	113	—	—	—	(59)	(2,004)	—	—	642
Total		—	—	11,199	1,020	—	—	—	(157)	(5,838)	—	—	6,224
Total Single Pay - Non Qualified Certificates		201,035	5,160,412	5,309,611	37,074	2,862,589	41,864	(8,556)	(3,561,715)	(41,847)	170,144	4,419,621	4,639,020
R-Series Single Pay - Qualified Certificates
R-77 - 910	3.5	3	12	23	—	—	1	—	—	—	3	12	24
R78 - 911	3.5	5	26	42	—	—	2	—	(23)	—	3	12	21
R-79 - 912	3.5	5	39	65	—	—	2	—		—	5	39	67
R-80 - 913	3.5	4	23	34	—	—	1	—	(2)	—	3	21	33
R-81 - 914	3.5	2	24	35	—	—	1	—	(20)	—	1	10	16
R-82A - 915	3.5	8	36	44	—	—	1	—	(6)	—	7	31	39
RP-Q - 916		30	38	116	—	—	—	—	(7)	—	26	34	109
R-II - 920	3.5	8	63	60	—	—	2	—	—	—	8	63	62
RP-Flexible Savings - 971		45,821	1,319,131	1,359,076	—	202,391	13,416	(1,288)	(572,131)	—	34,382	936,701	1,001,464
Cash Reserve RP-3 mo. - 972		29,471	689,732	693,653	—	1,116,296	2,800	(47)	(830,637)	—	32,551	948,775	982,065
RP-Flexible Savings Emp - 973		3	81	92	—	—	1	(11)		—	1	71	82
RP-Stock Market - 960		1,996	20,501	22,605	—	4	421	(342)	(4,848)	—	1,576	15,634	17,840
RP-Stepup - 940		283	9,619	9,899	—		126	—	(3,584)	—	197	6,000	6,441
RP-Stock1 - 941		3,358	39,055	39,869	—	5,858	788	—	(11,679)	—	3,096	33,363	34,836
RP-Stock2 - 942		920	15,618	15,824	—	2,635	442	—	(5,342)	—	821	12,977	13,559
RP-Stock3 - 943		1,410	24,569	24,908	—	2,905	520	—	(5,128)	—	1,441	22,569	23,205
Market Strategy Cert - 961		1,355	31,852	34,532	—	562	622	(351)	(6,945)	—	1,124	25,645	28,420
D-1 990-993		4	1,122	1,270	—	106	9	(59)	(387)	—	2	853	939
Total		84,686	2,151,541	2,202,147	—	1,330,757	19,155	(2,098)	(1,440,739)	—	75,247	2,002,810	2,109,222
Additional Interest on R-Series Single Payment Reserves:
R-77	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-78	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-79	3.5	—	—	—	2	—	—	—	—	(2)	—	—	—
R-80	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-81	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-82A	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
RP-Q		—	—	—	—	—	—	—	—	—	—	—	—
R-II	3.5	—	—	—	2	—	—	—	—	(2)	—	—	—
RP-Flexible Savings		—	—	876	12,899	—	—	—	(149)	(13,413)	—	—	213
RP-Stepup - 940		—	—	7	124	—	—	—	(1)	(126)	—	—	4
Cash Reserve RP-3 mo.		—	—	246	3,174	—	—	—	(616)	(2,801)	—	—	3
RP-Flexible Savings Emp		—	—	—	1	—	—	—	(1)	—	—	—	—
RP-Stock Market		—	—	9	7	—	—	—	—	(13)	—	—	3
RP-Stock1		—	—	22	23	—	—	—	—	(38)	—	—	7
RP-Stock2		—	—	18	15	—	—	—	—	(16)	—	—	17
RP-Stock3		—	—	18	16	—	—	—	—	(3)	—	—	31
Market Strategy Cert		—	—	21	23	—	—	—	—	(39)	—	—	5
D-1 - 400		7	7	—	10	—	—	—	—	(10)	7	7	—

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2020
(in thousands)

Description	December 31, 2020
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Total		7	7	1,217	16,301	—	—	—	(767)	(16,468)	7	7	283
Accrued for additional credits to be allowed at next anniversaries:
RP-Stock Market		—	—	555	(30)	—	—	—	(1)	(408)	—	—	116
RP-Stock1 - 941		—	—	954	56	—	—	—	(5)	(750)	—	—	255
RP-Stock2 - 942		—	—	913	80	—	—	—	(2)	(427)	—	—	564
RP-Stock3 - 943		—	—	2,487	388	—	—	—	—	(517)	—	—	2,358
Market Strategy Cert		—	—	748	26	—	—	—	(6)	(584)	—	—	184
Total		—	—	5,657	520	—	—	—	(14)	(2,686)	—	—	3,477
Total R-Series Single Pay - Qualified Certificates		84,693	2,151,548	2,209,021	16,821	1,330,757	19,155	(2,098)	(1,441,520)	(19,154)	75,254	2,002,817	2,112,982

Fully Paid Up Certificates
Additional credits and accrued interest thereon:
I-76	3.5	—	—	—	—	—	—	—	—	—	—	—	—
Total		—	—	—	—	—	—	—	—	—	—	—	—
Total Fully Paid-up Certificates		—	—	—	—	—	—	—	—	—	—	—	—

Optional Settlement Certificates
Other series and conversions from Single Payment Certificates	2.5-3 - 3-3.5	—	—	5,398	166	—	—	(363)	(94)	—	—	—	5,107
Series R-II & RP-2-84 - 88 -Prod 921	3.5	—	—	17	—	—	—	—		—	—	—	17
Series R-Installment (Prod 980, 981, 982)		—		—	—	—	—	—	—	—	—	—	—
Add’l credits and accrued int. thereon	2.5-3	—	—	41	1	—	—	(8)	(2)	—	—	—	32
Accrued for additional credits to be allowed at next anniversaries		—	—	—	1	—	—	—	—	(1)	—	—	—
Total Optional Settlement		—	—	5,456	168	—	—	(371)	(96)	(1)	—	—	5,156
Due to unlocated cert holders		—	—	439	—	—	1,125	—	—	(1,164)	—	—	400
Total Certificate Reserves (1)		286,509	$7,337,456	$7,529,898	$54,133	$4,195,937	$62,182	$(11,507)	$(5,004,865)	$(62,204)	246,071	$6,440,593	$6,763,574

(1) Total certificate reserves does not include Stock Market Certificates embedded derivatives of $8.3 million and $14.0 million or its intrinsic interest of $(11.4) million and $(21.6) million as of December 31, 2020 and 2019, respectively. These amounts are included in Total certificate reserves on the Consolidated Balance Sheets.

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2020
(in thousands)
Part 2 - Descriptions of Additions to Reserves Charged to Other Accounts and Deductions from Reserves
Credited to Other Accounts

Year Ended December 31, 2020
Additional credits on installment certificates and accrued interest thereon:
Other additions represent:
Transfers from maturities to extended maturities, additional credits/interest and advance payments	$38

Other deductions represent:
Transfers to reserves on a quarterly basis for Reserve Plus Flexible-Payment, IC-Q-Installment and R-Flexible-Payment	$38

Optional settlement certificates:
Other deductions represent:
Transfers to reserves for additional credits and accrued interest thereon	$1
Single-Payment certificates:
Other additions represent:
Flexible Savings	$27,892
Stepup	118
Cash Reserve-3mo	7,833
Stock Market	977
IC-Stock1	1,513
IC-Stock2	665
IC-Stock3	796
Market Strategy	2,070
Cash Reserve-RP-3mo	2,800
Flexible Savings-RP	13,416
Stepup-RP	126
Flexible Savings-RP-Emp	1
Stock Market-RP	421
RP-Stock1	788
RP-Stock2	442
RP-Stock3	520
Market Strategy-RP	622
Transfers from accruals at anniversaries maintained in a separate reserve account	19
$61,019

Year Ended December 31, 2020

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2020
(in thousands)

Other deductions represent:
Transfers to optional settlement reserves:
Single-Payment	$6,493
Transfers to reserves for additional credits and accrued interest thereon	(19)
Flexible Savings	27,899
Stepup	118
Cash Reserve-3mo	7,813
Stock Market	33
Stock1	46
Stock2	31
Stock3	13
Market Strategy Cert	67
Cash Reserve-RP-3mo	2,801
Flexible Savings-RP	13,414
Stepup-RP	126
Flexible Savings-RP-Emp	1
Stock Market-RP	421
RP-Stock1	788
RP-Stock2	443
RP-Stock3	520
Transfers to Federal tax withholding	(7)
$61,001
Due to unlocated certificate holders:
Other additions represent:
Amounts equivalent to payments due certificates holders who could not be located	$1,125
Other deductions represent:
Payments to certificate holders credited to cash	$1,164

Part 3 - Information Regarding Installment Certificates

MO’s Paid	Number of Accounts w/Certificate Holders		Amount of Maturity Value		Amount of Reserves		Deduction from Reserves Cash Surrenders Prior to Maturity Surrender	Other Deductions
	2019	2020	2019	2020	2019	2020	2020	2020

1-12	103	76	$7,557	$1,081	$468	$814	$—	$—
13-24	113	86	7,289	3,713	457	626	22	—
25-36	63	91	653	5,335	337	585	32	—
37-48	86	54	322	594	682	397	41	—
49-60	72	76	2,135	237	713	912	23	—
61-72	66	70	3,075	2,135	530	817	7	—
73-84	62	57	2,377	3,006	480	473	34	—
85-96	72	54	1,908	566	611	501	35	—
97-108	72	54	162	1,476	584	430	35	—
109-120	70	54	—	—	493	449	96	—
121-132	—	—	—	—	—	—	139	—
133-144	—	—	—	—	—	—	—	—
145-156	—	—	—	—	—	—	—	—
157-168	—	—	—	—	—	—	—	—
169-180	—	—	—	—	—	—	—	—
181-192	—	—	—	—	—	—	—	—
193-204	—	—	—	—	—	—	—	—

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2020
(in thousands)

205-216	—	—	—	—	—	—	—	—
217-228	—	—	—	—	—	—	—	—
229-240	—	—	—	—	—	—	—	—
241-252	—	—	—	—	—	—	—	—
253-264	—	—	—	—	—	—	—	—
265-276	—	—	—	—	—	—	—	—
277-288	—	—	—	—	—	—	—	—
289-300	—	—	—	—	—	—	—	—
301-312	—	—	—	—	—	—	—	—
313-324	—	—	—	—	—	—	—	—
325-336	—	—	—	—	—	—	—	—
337-348	—	—	—	—	—	—	—	—
349-360	—	—	—	—	—	—	—	—
361-372	—	—	—	—	—	—	—	—
373-384	—	—	—	—	—	—	—	—
385-396	—	—	—	—	—	—	—	—
397-408	1	—	12	—	11	—	—	—
409-420	—	1	—	12	—	12	—	—
433-444	1	—	6	—	5	—	—	—
TOTAL - ALL SERIES	781	673	$25,496	$18,155	$5,371	$6,016	$464	$—

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

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2019
(in thousands)

Description	December 31, 2019
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Market Strategy Cert		—	—	18	51	—	—	—	—	(48)	—	—	21
D-1 - 400		7	7	—	26	—	—	—	(1)	(25)	7	7	—
Total		7	7	1,361	36,109	—	—	—	(1,689)	(34,564)	7	7	1,217

Accrued for additional credits to be allowed at next anniversaries:
RP-Stock Market		—	—	3	1,149	—	—	—	(1)	(596)	—	—	555
RP-Stock1 - 941		—	—	38	1,627	—	—	—	(12)	(699)	—	—	954
RP-Stock2 - 942		—	—	119	1,007	—	—	—	—	(213)	—	—	913
RP-Stock3 - 943		—	—	751	2,229	—	—	—	—	(493)	—	—	2,487
Market Strategy Cert		—	—	15	1,455	—	—	—	(9)	(713)	—	—	748
Total		—	—	926	7,467	—	—	—	(22)	(2,714)	—	—	5,657
Total R-Series Single Pay - Qualified Certificates		81,438	2,146,187	2,186,749	43,576	1,328,451	37,278	(1,149)	(1,348,606)	(37,278)	84,693	2,151,548	2,209,021

Fully Paid Up Certificates
Additional credits and accrued interest thereon:
I-76	3.5	—	—	1	—	—	—	—	(1)	—	—	—	—
Total		—	—	1	—	—	—	—	(1)	(37,278)	—	—	—
Total Fully Paid-up Certificates		—	—	1	—	—	—	—	(1)	(37,278)	—	—	—

Optional Settlement Certificates
Other series and conversions from Single Payment Certificates	2.5-3 - 3-3.5	—	—	5,981	177	—	—	(489)	(271)	—	—	—	5,398
Series R-II & RP-2-84 - 88 -Prod 921	3.5	—	—	15	2	—	—	—	—	—	—	—	17
Series R-Installment (Prod 980, 981, 982)		—	—	2	—	—	—	—	(2)	—	—	—	—
Add’l credits and accrued int. thereon	2.5-3	—	—	60	—	—	—	(16)	(3)	—	—	—	41
Accrued for additional credits to be allowed at next anniversaries		—	—	—	1	—	—	—	—	(1)	—	—	—
Total Optional Settlement		—	—	6,058	180	—	—	(505)	(276)	(1)	—	—	5,456
Due to unlocated cert holders		—	—	234	—	—	431	—	—	(226)	—	—	439
Total Certificate Reserves (1)		285,450	$7,756,341	$7,893,602	$146,615	$4,978,481	195	$(15,539)	$(5,473,456)	(223)	286,509	$7,337,456	$7,529,897

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

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2019
(in thousands)

Stock2	6
Stock3	15
Market Strategy Cert	97
RP-Q	1
Cash Reserve-RP-3mo	5,723
Flexible Savings-RP	28,503
Stepup-RP	185
Flexible Savings-RP-Emp	3
Stock Market-RP	611
RP-Stock1	727
RP-Stock2	221
RP-Stock3	503
Transfers to Federal tax withholding	(15)
$125,552

Due to unlocated certificate holders:
Other additions represent:
Amounts equivalent to payments due certificates holders who could not be located	$431

Other deductions represent:
Payments to certificate holders credited to cash	$226
RP-Stock2	204
RP-Stock3	263
Transfers to Federal tax withholding	(10)
$163,225

Due to unlocated certificate holders:
Other additions represent:
Amounts equivalent to payments due certificates holders who could not be located	$195

Other deductions represent:
Payments to certificate holders credited to cash	$223

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

Ameriprise Certificate Company
Schedule VII — Valuation and Qualifying Accounts
Years Ended December 31, 2020, 2019 and 2018
(in thousands)

Reserves deducted from assets to which they apply	Year Ended December 31, 2020
	Balance at beginning of period (1)	Cumulative effect of adoption of current expected credit losses guidance	Change in allowance/ writedowns from 2019 to 2020	Balance at end of period
Allowance for credit losses:
Conventional first mortgage loans and other loans	$3,022	$(771)	$939	$3,190

Reserves deducted from assets to which they apply	Year Ended December 31, 2019
	Balance at beginning of period	Change in reserves/ writedowns from 2018 to 2019	Balance at end of period
Allowance for losses:
Conventional first mortgage loans and other loans	$3,120	$(98)	$3,022

Reserves deducted from assets to which they apply	Year Ended December 31, 2018
	Balance at beginning of period	Change in reserves/ writedowns from 2017 to 2018	Balance at end of period
Allowance for losses:
Conventional first mortgage loans and other loans	$3,283	$(163)	$3,120

(1) Prior to January 1, 2020, the allowance for credit losses was based on an incurred loss model that did not require estimating expected credit losses over the expected life of the asset.