Form 10-Q
period 2021-03-31
AMERIPRISE CERTIFICATE CO
filed 2021-05-10
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	811-00002

AMERIPRISE CERTIFICATE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	41-6009975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒
		Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at May 10, 2021
Common Stock (par value $10 per share)	150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY
FORM 10-Q

AMERIPRISE CERTIFICATE COMPANY
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Investment income	$20,996	$47,391
Investment expenses	7,902	10,916
Net investment income before provision for certificate reserves and income taxes	13,094	36,475
Net provision for certificate reserves	3,740	23,251
Net investment income before income taxes	9,354	13,224
Income tax expense	2,403	3,255
Net investment income, after-tax	6,951	9,969

Net realized gain (loss) on investments before income taxes	1,462	(739)
Income tax expense (benefit)	307	(155)
Net realized gain (loss) on investments, after-tax	1,155	(584)
Net income	$8,106	$9,385
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net income	$8,106	$9,385
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period	2,596	(102,883)
Reclassification of net (gains) losses on securities included in net income	(612)	(190)
Total other comprehensive income (loss), net of tax	1,984	(103,073)
Total comprehensive income (loss)	$10,090	$(93,688)
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2021	December 31, 2020
	(in thousands, except share data)
Assets
Qualified Assets
Cash and cash equivalents	$495,344	$562,652
Investments in unaffiliated issuers (allowance for credit losses: 2021, $2,470; 2020, $3,190)	6,200,499	6,645,068
Receivables	17,173	16,299
Derivative assets	65,908	66,663
Total qualified assets	6,778,924	7,290,682
Due from related party	—	74
Total assets	$6,778,924	$7,290,756

Liabilities and Shareholder’s Equity
Liabilities
Certificate reserves	$6,257,927	$6,760,431
Deferred taxes, net	9,596	8,242
Taxes payable to parent	2,596	810
Derivative liabilities	60,355	59,924
Payables to brokers, dealers and clearing organizations	3,584	10,256
Due to related party	2,446	1,056
Accrued expenses and other liabilities	38,586	29,293
Total liabilities	6,375,090	6,870,012

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	341,700	341,700
Total retained earnings	25,954	44,848
Accumulated other comprehensive income (loss), net of tax	34,680	32,696
Total shareholder’s equity	403,834	420,744
Total liabilities and shareholder’s equity	$6,778,924	$7,290,756

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
				Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Un-appropriated
	(in thousands, except share data)
Balance, January 1, 2020	150,000	$1,500	$331,700	$321	$15	$96,467	$12,263	$442,266
Cumulative effect of adoption of current expected credit losses guidance	—	—	—	—	—	585	—	585
Comprehensive income (loss):
Net income	—	—	—	—	—	9,385	—	9,385
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(103,073)	(103,073)
Total comprehensive income (loss)								(93,688)
Transfer to unappropriated from appropriated	—	—	—	(124)	—	124	—	—
Dividend to parent	—	—	—	—	—	(32,000)	—	(32,000)
Receipt of capital from parent	—	—	10,000	—	—	—	—	10,000
Balance, March 31, 2020	150,000	$1,500	$341,700	$197	$15	$74,561	$(90,810)	$327,163

Balance, January 1, 2021	150,000	$1,500	$341,700	$21	$15	$44,812	$32,696	$420,744
Comprehensive income (loss):
Net income	—	—	—	—	—	8,106	—	8,106
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	1,984	1,984
Total comprehensive income (loss)	—	—	—	—	—	—	—	10,090
Transfer to unappropriated from appropriated	—	—	—	(10)	—	10	—	—
Dividend to parent	—	—	—	—	—	(27,000)	—	(27,000)
Receipt of capital from parent	—	—	—	—	—	—	—	—
Balance, March 31, 2021	150,000	$1,500	$341,700	$11	$15	$25,928	$34,680	$403,834
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash Flows from Operating Activities
Net income	$8,106	$9,385
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, accretion of discounts, net	409	(5,670)
Deferred income tax expense (benefit)	—	3,991
Net realized (gain) loss on Available-for-Sale securities	(774)	(241)
Other net realized (gain) loss	31	(13)
Provision for credit losses	(720)	993
Changes in operating assets and liabilities:
Dividends and interest receivable	1,583	8,113
Certificate reserves, net	(996)	(8,869)
Deferred taxes, net	728	—
Taxes payable to/receivable from parent, net	1,786	(1,073)
Derivatives, net of collateral	76	517
Other liabilities	10,402	(7,954)
Other receivables	108	(388)
Other, net	1,402	70
Net cash provided by (used in) operating activities	22,141	(1,139)

Cash Flows from Investing Activities
Available-for-Sale securities:
Maturities, redemptions and calls	1,350,911	1,274,137
Purchases	(920,810)	(766,217)
Syndicated loans and commercial mortgage loans:
Sales, maturities and repayments	12,699	12,188
Purchases and fundings	(3,806)	(19,185)
Certificate loans, net	65	5
Net cash provided by (used in) investing activities	439,059	500,928

Cash Flows from Financing Activities
Payments from certificate holders and other additions	722,804	1,270,929
Certificate maturities and cash surrenders	(1,224,312)	(1,448,576)
Capital contribution from parent	—	10,000
Dividend to parent	(27,000)	(32,000)
Net cash provided by (used in) financing activities	(528,508)	(199,647)

Net increase (decrease) in cash and cash equivalents	(67,308)	300,142
Cash and cash equivalents at beginning of period	562,652	384,194
Cash and cash equivalents at end of period	$495,344	$684,336

Supplemental disclosures including non-cash transactions:
Cash paid (received) for income taxes	$310	$485
Cash paid for interest	5,545	24,943

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.  Basis of Presentation
Ameriprise Certificate Company (“ACC”) is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial” or the “Parent”). ACC is registered as an investment company under the Investment Company Act of 1940. The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). ACC uses the consolidation method of accounting for its wholly owned subsidiary, Investors Syndicate Development Corp. The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods have been made. All adjustments made were of a normal recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Annual Report on Form 10-K of ACC for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2021 (“2020 10-K”).
ACC evaluated events or transactions that occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. No subsequent events or transactions requiring recognition or disclosure were identified.
2.  Recent Accounting Pronouncements
Adoption of New Accounting Standards
Income Taxes – Simplifying the Accounting for Income Taxes
In December 2019, the Financial Accounting Standards Board (“FASB”) updated the accounting standards to simplify the accounting for income taxes. The update eliminates certain exceptions to: (1) accounting principles related to intra-period tax allocation to be applied on a prospective basis, (2) deferred tax liabilities related to outside basis differences to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption, and (3) year-to-date losses in interim periods to be applied on a prospective basis. The update also amends existing guidance related to situations when an entity receives: (1) a step-up in the tax basis of goodwill to be applied on a prospective basis, (2) an allocation of income tax expense when members of a consolidated tax filing group issue separate financial statements to be applied on a retrospective basis for all periods presented, (3) interim recognition of enactment of tax laws or rate changes to be applied on a prospective basis, and (4) franchise taxes and other taxes partially based on income to be applied on a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The standard is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. ACC adopted the standard on January 1, 2021. The adoption of the standard did not have an impact on ACC’s consolidated results of operations and financial condition.
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
Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB updated the accounting standards related to disclosures for fair value measurements. The update eliminates the following disclosures: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy of timing of transfers between levels of the fair value hierarchy, and (3) the valuation processes for Level 3 fair value measurements. The new disclosures include changes in unrealized gains and losses for the period included in OCI for recurring Level 3 fair value measurements of instruments held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs and how the weighted average was calculated. The new disclosures are required on a prospective basis; all other provisions should be applied retrospectively. The update is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for the entire standard or only the provisions to eliminate or modify disclosure requirements. ACC early adopted the provisions of the standard to eliminate or modify disclosure requirements in the fourth quarter of 2018. The Company adopted the provisions of the standard to include new disclosures on January 1, 2020. The update did not have an impact on ACC’s consolidated results of operations or financial condition.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Future Adoption of New Accounting Standards
Reference Rate Reform – Expedients for Contract Modifications
In March 2020, the FASB updated the accounting standards to provide optional expedients and exceptions for applying GAAP to contracts, hedging or other transactions that are affected by reference rate reform (i.e., the elimination of LIBOR). The following expedients are provided for modified contracts whose reference rate is changed: (1) receivables and debt contracts are accounted for prospectively by adjusting the effective interest rate, (2) leases are accounted for as a continuation of the existing contracts with no reassessments of the lease classification and discount rate or remeasurements of lease payments that otherwise would be required, and (3) an entity is not required to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract. The amendments in this update were effective upon issuance and must be elected prior to December 31, 2022. When elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions. In January 2021, FASB updated the standard to allow an entity to elect to apply the treatment under the original guidance to derivative instruments that use an interest rate that for margining, discounting or contract price alignment that will be modified due to reference rate reform but did not qualify under the original guidance. The Company has not yet applied any of the optional expedients. The adoption of the standard is not expected to have an impact on ACC’s consolidated results of operations and financial condition.
3.  Investments

Investments in unaffiliated issuers were as follows:	March 31, 2021	December 31, 2020
	(in thousands)
Available-for-Sale securities: Fixed maturities, at fair value (allowance for credit losses: 2021 and 2020, nil; amortized cost: 2021, $5,897,100; 2020, $6,334,451)	$5,940,520	$6,375,260
Commercial mortgage loans and syndicated loans, at cost (allowance for credit losses: 2021, $2,470; 2020, $3,190; fair value: 2021, $263,486; 2020, $274,739)	259,802	269,540
Equity securities, at fair value (cost: 2021 and 2020, $115)	30	56
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	147	212
Total	$6,200,499	$6,645,068
Available-for-Sale securities distributed by type were as follows:

Description of Securities	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Residential mortgage backed securities	$2,212,042	$30,536	$(1,660)	$—	$2,240,918
Corporate debt securities	238,376	3,310	—	—	241,686
Commercial mortgage backed securities	1,445,988	6,352	(398)	—	1,451,942
Asset backed securities	658,940	5,006	(294)	—	663,652
State and municipal obligations	16,833	288	—	—	17,121
U.S. government and agency obligations	1,324,921	280	—	—	1,325,201
Total	$5,897,100	$45,772	$(2,352)	$—	$5,940,520

Description of Securities	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Residential mortgage backed securities	$2,496,350	$35,943	$(2,368)	$—	$2,529,925
Corporate debt securities	264,199	5,621	—	—	269,820
Commercial mortgage backed securities	1,475,446	7,150	(9,818)	—	1,472,778
Asset backed securities	626,777	4,778	(991)	—	630,564
State and municipal obligations	16,839	327	—	—	17,166
U.S. government and agency obligations	1,454,840	167	—	—	1,455,007
Total	$6,334,451	$53,986	$(13,177)	$—	$6,375,260
As of March 31, 2021 and December 31, 2020, accrued interest of $6.5 million and $7.4 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in receivables on the Consolidated Balance Sheets.
As of March 31, 2021 and December 31, 2020, investment securities with a fair value of $150 thousand and $242 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
As of March 31, 2021 and December 31, 2020, fixed maturity securities comprised approximately 89% and 88%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. As of both March 31, 2021 and December 31, 2020, nil of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC, using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	March 31, 2021			December 31, 2020
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$5,410,095	$5,444,960	92%	$5,774,067	$5,803,399	91%
AA	177,510	179,942	3	219,978	223,221	3
A	166,519	170,073	3	165,442	169,520	3
BBB	136,460	138,957	2	166,734	170,885	3
Below investment grade	6,516	6,588	—	8,230	8,235	—
Total fixed maturities	$5,897,100	$5,940,520	100%	$6,334,451	$6,375,260	100%
As of both March 31, 2021 and December 31, 2020, approximately 34% of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any issuer were greater than 10% of total equity.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2021
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	13	$89,741	$(596)	58	$196,242	$(1,064)	71	$285,983	$(1,660)
Commercial mortgage backed securities	9	96,642	(61)	9	188,364	(337)	18	285,006	(398)
Asset backed securities	2	51,988	(12)	8	119,619	(282)	10	171,607	(294)
Total	24	$238,371	$(669)	75	$504,225	$(1,683)	99	$742,596	$(2,352)

	December 31, 2020
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	49	$144,057	$(751)	56	$317,650	$(1,617)	105	$461,707	$(2,368)
Commercial mortgage backed securities	20	406,473	(4,810)	11	177,503	(5,008)	31	583,976	(9,818)
Asset backed securities	5	49,916	(214)	10	151,440	(777)	15	201,356	(991)
Total	74	$600,446	$(5,775)	77	$646,593	$(7,402)	151	$1,247,039	$(13,177)
As part of ACC’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the three months ended March 31, 2021 is primarily attributable to a slight decline in short-term rates along with spread tightening ACC did not recognize any of the total unrealized losses in earnings because it was determined that such losses were due to non-credit factors. ACC does not intend to sell these securities and does not believe that it is more likely than not that ACC will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of March 31, 2021 and December 31, 2020, 98% and 96%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
There were no amounts recognized in the allowance for credit losses on Available-for-Sale securities during the three months ended March 31, 2021 and 2020.
The change in net unrealized gains (losses) on securities in OCI includes two components, net of tax: (i) unrealized gains (losses) that arose from changes in the fair value of securities that were held during the period and (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities and due to the reclassification of noncredit impairments to credit losses.
The following table presents a rollforward of the net unrealized gains (losses) on Available-for-Sale securities included in AOCI:

	Net Unrealized Gains (Losses) on Securities	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Gains (Losses) on Securities
	(in thousands)
Balance at January 1, 2020	$13,958	$(1,695)	$12,263
Net unrealized gains (losses) on securities arising during the period (1)	(135,572)	32,689	(102,883)
Reclassification of net (gains) losses on securities included in net income	(241)	51	(190)
Balance at March 31, 2020	$(121,855)	$31,045	$(90,810)

Balance at January 1, 2021	$40,810	$(8,114)	$32,696
Net unrealized gains (losses) on securities arising during the period (1)	3,384	(788)	2,596
Reclassification of net (gains) losses on securities included in net income	(774)	162	(612)
Balance at March 31, 2021	$43,420	$(8,740)	$34,680
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
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized gain (loss) on investments were as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Gross realized gains	$774	$241
Gross realized losses	—	—
Total	$774	$241
Available-for-Sale securities by contractual maturity as of March 31, 2021 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$1,501,028	$1,502,446
Due after one year through five years	78,894	81,307
Due after five years through 10 years	208	255
	1,580,130	1,584,008
Residential mortgage backed securities	2,212,042	2,240,918
Commercial mortgage backed securities	1,445,988	1,451,942
Asset backed securities	658,940	663,652
Total	$5,897,100	$5,940,520
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
4.  Financing Receivables
Financing receivables are comprised of commercial loans and certificate loans.
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses for the three months ended March 31:

Commercial Loans
(in thousands)
Balance, January 1, 2021	$3,190
Provisions	(720)
Balance, March 31, 2021	$2,470

Commercial Loans
(in thousands)
Balance, December 31, 2019 (1)	$3,022
Cumulative effect of adoption of current expected credit losses guidance	(771)
Balance, January 1, 2020	2,251
Provisions	993
Balance, March 31, 2020	$3,244
(1) Prior to January 1, 2020, the allowance for credit losses was based on an incurred loss model that did not require estimating expected credit losses over the expected life of the asset.
As of both March 31, 2021 and December 31, 2020, accrued interest on commercial loans was $1.0 million and is recorded in receivables on the Consolidated Balance Sheets and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended March 31, 2021 and 2020, ACC purchased $3.1 million and $15.4 million, respectively, of syndicated loans and sold $1.2 million and $0.7 million, respectively, of syndicated loans.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $0.8 million and $2.9 million as of March 31, 2021 and December 31, 2020, respectively. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review. Total commercial mortgage loans past due were nil as of both March 31, 2021 and December 31, 2020.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were nil as of both March 31, 2021 and December 31, 2020. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	March 31, 2021
Loan-to-Value Ratio	2021	2020	2019	2018	2017	Prior	Total
	(in thousands)
> 100%	$—	$—	$—	$—	$—	$—	$—
80% - 100%	—	—	—	3,328	—	—	3,328
60% - 80%	—	4,216	8,592	—	3,028	3,627	19,463
40% - 60%	—	3,000	6,198	—	7,745	9,384	26,327
< 40%	—	—	6,889	10,782	11,167	43,208	72,046
Total	$—	$7,216	$21,679	$14,110	$21,940	$56,219	$121,164

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2020
Loan-to-Value Ratio	2020	2019	2018	2017	2016	Prior	Total
	(in thousands)
> 100%	$—	$—	$—	$—	$—	$—	$—
80% - 100%	—	—	3,344	—	—	—	3,344
60% - 80%	4,237	13,002	—	3,050	—	3,657	23,946
40% - 60%	3,000	7,331	—	7,788	1,379	8,076	27,574
< 40%	—	1,531	11,004	11,430	5,564	38,857	68,386
Total	$7,237	$21,864	$14,348	$22,268	$6,943	$50,590	$123,250
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type.
In addition, ACC reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	(in thousands)
East North Central	$8,793	$8,926	7%	7%
East South Central	3,448	3,614	3	3
Middle Atlantic	13,054	13,211	11	11
Mountain	12,661	12,863	10	10
New England	6,930	6,983	6	6
Pacific	40,631	41,284	34	34
South Atlantic	17,219	17,550	14	14
West North Central	6,478	6,668	5	5
West South Central	11,950	12,151	10	10
	121,164	123,250	100%	100%
Less: allowance for credit losses	931	931
Total	$120,233	$122,319
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	(in thousands)
Apartments	$33,022	$33,460	27%	27%
Industrial	25,448	25,971	22	21
Mixed use	11,385	11,532	9	10
Office	14,175	14,332	12	12
Retail	36,626	37,307	30	30
Hotel	254	300	—	—
Other	254	348	—	—
	121,164	123,250	100%	100%
Less: allowance for credit losses	931	931
Total	$120,233	$122,319
Syndicated Loans
The recorded investment in syndicated loans as of March 31, 2021 and December 31, 2020 was $141.1 million and $149.5 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. Total syndicated loans past due were nil as of both March 31, 2021 and December 31, 2020, respectively. ACC assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	March 31, 2021
Internal Risk Rating	2021	2020	2019	2018	2017	Prior	Total
	(in thousands)
Risk 5	$—	$—	$—	$—	$—	$817	$817
Risk 4	—	—	—	343	1,646	1,497	3,486
Risk 3	—	415	2,198	3,712	4,692	9,537	20,554
Risk 2	1,303	6,397	12,399	15,066	17,809	11,052	64,026
Risk 1	1,049	3,975	6,341	12,427	14,108	14,325	52,225
Total	$2,352	$10,787	$20,938	$31,548	$38,255	$37,228	$141,108

	December 31, 2020
Internal Risk Rating	2020	2019	2018	2017	2016	Prior	Total
	(in thousands)
Risk 5	$—	$—	$266	$—	$—	$786	$1,052
Risk 4	—	—	977	2,148	—	2,317	5,442
Risk 3	—	1,935	2,231	6,309	3,145	6,543	20,163
Risk 2	6,970	14,516	16,643	17,946	3,338	10,397	69,810
Risk 1	3,443	7,109	12,260	14,796	5,535	9,870	53,013
Total	$10,413	$23,560	$32,377	$41,199	$12,018	$29,913	$149,480
Certificate Loans
Certificate loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to certificate loans, ACC does not record an allowance for credit losses.
Troubled Debt Restructurings
There were no loans accounted for as a troubled debt restructuring by ACC during both the three months ended March 31, 2021 and 2020. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$476,935	$—	$476,935
Available-for-Sale securities:
Residential mortgage backed securities	—	2,240,918	—	2,240,918
Corporate debt securities	—	235,636	6,050	241,686
Commercial mortgage backed securities	—	1,451,942	—	1,451,942
Asset backed securities	—	658,761	4,891	663,652
State and municipal obligations	—	17,121	—	17,121
U.S. government and agency obligations	1,325,201	—	—	1,325,201
Total Available-for-Sale securities	1,325,201	4,604,378	10,941	5,940,520
Equity securities	—	30	—	30
Equity derivative contracts	11	65,897	—	65,908
Total assets at fair value	$1,325,212	$5,147,240	$10,941	$6,483,393

Liabilities
Stock market certificate embedded derivatives	$—	$6,898	$—	$6,898
Equity derivative contracts	—	60,355	—	60,355
Total liabilities at fair value	$—	$67,253	$—	$67,253

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$544,283	$—	$544,283
Available-for-Sale securities:
Residential mortgage backed securities	—	2,529,925	—	2,529,925
Corporate debt securities	—	263,763	6,057	269,820
Commercial mortgage backed securities	—	1,472,778	—	1,472,778
Asset backed securities	—	625,673	4,891	630,564
State and municipal obligations	—	17,166	—	17,166
U.S. government and agency obligations	1,455,007	—	—	1,455,007
Total Available-for-Sale securities	1,455,007	4,909,305	10,948	6,375,260
Equity securities	—	56	—	56
Equity derivative contracts	19	66,644	—	66,663
Total assets at fair value	$1,455,026	$5,520,288	$10,948	$6,986,262

Liabilities
Stock market certificate embedded derivatives	$—	$8,282	$—	$8,282
Equity derivative contracts	—	59,924	—	59,924
Total liabilities at fair value	$—	$68,206	$—	$68,206

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance, January 1, 2021	$6,057	$4,891	$10,948
Total gains (losses) included in:
Other comprehensive income (loss)	(7)	—	(7)
Balance, March 31, 2021	$6,050	$4,891	$10,941

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at March 31, 2021	$(7)	$—	$(7)

	Available-for-Sale Securities				Equity Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance, January 1, 2020	$14,270	$4,834	$19,104		$72
Total gains (losses) included in:
Net income	(10)	10	—	(1)	—
Other comprehensive income (loss)	28	(10)	18		—
Settlements	(1,300)	—	(1,300)		—
Transfers out of Level 3	—	—	—		(72)
Balance, March 31, 2020	$12,988	$4,834	$17,822		$—

Changes in unrealized gains (losses) in net income relating to assets held at March 31, 2020	$(10)	$10	$—	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at March 31, 2020	$28	$(10)	$18		$—
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets:

	March 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$6,047	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%	1.0%

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$6,054	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1%	1.1%
The weighted average for the yield/spread to U.S. Treasuries for corporate debt securities (private placements) is weighted based on the security’s market value as a percentage of the aggregate market value of the securities.
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
Derivatives
The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both March 31, 2021 and December 31, 2020. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	March 31, 2021
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$139,569	$—	$132,819	$6,173	$138,992
Commercial mortgage loans	120,233	—	—	124,494	124,494
Certificate loans	147	—	147	—	147
Financial Liabilities
Certificate reserves	$6,251,029	$—	$—	$6,248,140	$6,248,140

	December 31, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$147,221	$—	$139,180	$7,838	$147,018
Commercial mortgage loans	122,319	—	—	127,721	127,721
Certificate loans	212	—	212	—	212
Financial Liabilities
Certificate reserves	$6,752,149	$—	$—	$6,751,705	$6,751,705
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	March 31, 2021
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$65,897	$—	$65,897	$(60,355)	$(5,533)	$9
Exchange-traded	11	—	11	—	—	11
Total	$65,908	$—	$65,908	$(60,355)	$(5,533)	$20

	December 31, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$66,644	$—	$66,644	$(59,924)	$(6,693)	$27
Exchange-traded	19	—	19	—	—	19
Total	$66,663	$—	$66,663	$(59,924)	$(6,693)	$46
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	March 31, 2021
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$60,355	$—	$60,355	$(60,355)	$—	$—
Total	$60,355	$—	$60,355	$(60,355)	$—	$—

	December 31, 2020
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$59,924	$—	$59,924	$(59,924)	$—	$—
Total	$59,924	$—	$59,924	$(59,924)	$—	$—
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
ACC uses derivatives as economic hedges of equity risk related to Stock Market Certificates (“SMC”). ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	March 31, 2021			December 31, 2020
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Equity contracts (1)	$552,183	$65,908	$60,355	$586,976	$66,663	$59,924
Embedded derivatives
Stock market certificates (2)	N/A	—	6,898	N/A	—	8,282
Total derivatives	$552,183	$65,908	$67,253	$586,976	$66,663	$68,206
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended March 31,
		2021	2020
		(in thousands)
Equity contracts
Stock market certificates	Net provision for certificate reserves	$616	$(7,425)
Stock market certificates embedded derivatives	Net provision for certificate reserves	(467)	6,846
Total		$149	$(579)
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
Ameriprise Step-Up Rate Certificates (“SRC”) offer the ability to step up to a higher crediting rate based upon the then-current rate for a new SRC with the same term. The SRC was closed to new sales effective April 1, 2020. ACC does not currently hedge the interest rate risk related to the SRC product. The SRC product contains an embedded derivative, which was not material as of both March 31, 2021 and December 31, 2020.
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
9.  Shareholder’s Equity
The following table provides information related to amounts reclassified from AOCI:

Accumulated Other Comprehensive Income (Loss) Reclassification	Location of (Gain) Loss Recognized in Income	Three Months Ended March 31,
		2021	2020
		(in thousands)
Unrealized net (gains) losses on Available-for-Sale securities	Net realized gain (loss) on investments	$(774)	$(241)
Tax expense (benefit)	Income tax expense (benefit)	162	51
Net of tax		$(612)	$(190)

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
During the three months ended March 31, 2021 and 2020, ACC received cash contributions from Ameriprise Financial of nil and $10.0 million, respectively. ACC received these contributions to maintain compliance with capital requirements and these contributions were outside of the Capital Support Agreement between Ameriprise Financial and ACC. See additional discussion on the Capital Support Agreement in ACC’s 2020 10-K.
During the three months ended March 31, 2021 and 2020, ACC paid dividends to Ameriprise Financial of $27.0 million and $32.0 million, respectively.
10.  Income Taxes
ACC’s effective tax rate was 25.1% and 24.8% for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate for the three months ended March 31, 2021 is higher than the statutory rate primarily as a result of state income taxes, net of federal benefit. The effective tax rate for the three months ended March 31, 2020 is higher than the statutory rate primarily as a result of state income taxes, net of federal benefit, and uncertain tax positions.
ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of both March 31, 2021 and December 31, 2020.
As of March 31, 2021 and December 31, 2020, ACC had $3.6 million and $3.5 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $2.8 million, net of federal tax benefits, of the unrecognized tax benefits as of both March 31, 2021 and December 31, 2020 would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. ACC estimates that the total amount of gross unrecognized tax benefits may decrease by $9 thousand in the next 12 months primarily due to state exams.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized a net increase of $40 thousand and $36 thousand in interest and penalties for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, ACC had a payable of $553 thousand and $513 thousand, respectively, related to accrued interest and penalties.
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

AMERIPRISE CERTIFICATE COMPANY
ITEM 2.  MANAGEMENT’S NARRATIVE ANALYSIS
The following information should be read in conjunction with Ameriprise Certificate Company’s (“ACC’s”) Consolidated Financial Statements and Notes presented in Part I, Item 1. This discussion may contain forward-looking statements that reflect ACC’s plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed under “Forward-Looking Statements.” ACC believes it is useful to read its management’s narrative analysis in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2021 (“2020 10-K”), as well as its current reports on Form 8-K and other publicly available information.
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
Recent Developments Regarding the COVID-19 Pandemic
The coronavirus disease 2019 (‘‘COVID-19’’) pandemic has presented ongoing significant economic and societal disruption and market unpredictability, which has affected ACC’s business and operating environment driven by a low interest rate environment and volatility and changes in the equity markets and the potential associated implications to client behavior. In early 2020, ACC and its affiliates implemented a work-from-home protocol for virtually all of the employee population, restricted business travel, and provided resources for complying with the guidance from the World Health Organization, the U.S. Centers for Disease Control and governments. ACC and its affiliates are thoughtfully undergoing a phased reopening of its office locations while complying with applicable health agencies’ guidelines and governmental orders. Though there are indications that the effects of the virus are lessening in some areas, COVID-19 continues to deeply impact other areas and has been occurring in multiple waves, so there are still no reliable estimates of how long the implications from the pandemic will last, how many people are likely to be affected by it, or its impact on the overall economy. Given the impact of the pandemic, financial results may not be comparable to previous years and the results presented in this report may not necessarily be indicative of future operating results. For further information regarding the impact of the COVID-19 pandemic, and any potentially material effects, see Part 1 - Item 1A “Risk Factors” of ACC’s 2020 10-K.
Significant Accounting Policies
ACC’s significant accounting policies are discussed in detail in “Management’s Narrative Analysis – Recent Accounting Pronouncements and Significant Accounting Policies” in ACC’s 2020 10-K.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements and their expected impact on ACC’s future results of operations or financial condition, see Note 2 to the Consolidated Financial Statements.
Results of Operations for the Three Months Ended March 31, 2021 and 2020
ACC’s net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income trends occur largely due to changes in returns on ACC’s investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles (“GAAP”).
Net income decreased $1.3 million, or 14%, to $8.1 million for the three months ended March 31, 2021 compared to $9.4 million for the prior year period primarily due to lower investment income. This decline was partially offset by lower net provision for certificate reserves, lower investment expenses and higher net realized gains.
Investment income decreased $26.4 million, or 56%, to $21.0 million for the three months ended March 31, 2021 compared to $47.4 million for the prior year period reflecting a decrease in the average invested asset yield due to lower short-term interest rates and lower average investment balances.
Investment expenses decreased $3.0 million, or 27%, to $7.9 million for the three months ended March 31, 2021 compared to $10.9 million for the prior year period primarily due to volume-driven decreases in distribution, investment advisory, and transfer agent fees.

AMERIPRISE CERTIFICATE COMPANY
Net provision for certificate reserves decreased $19.6 million, or 84%, to $3.7 million for the three months ended March 31, 2021 compared to $23.3 million for the prior year period primarily due to lower average client crediting rates as well as lower average certificate balances.
ACC’s effective tax rate was 25.1% for the three months ended March 31, 2021 compared to 24.8% for the prior year period.
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
ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2021.
Changes in Internal Control over Financial Reporting
ACC implemented a new financial system during the first quarter of fiscal 2021. The new system allows it to maximize financial system functionality, enable a scalable platform and simplify processes for reporting and analytics. As part of the financial system implementation, ACC enhanced and modified certain existing internal controls within the general ledger, accounts payable, fixed assets, and financial reporting functions. ACC will continue to monitor and ensure effectiveness of any changes in internal controls. There have been no other changes in ACC’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, ACC’s internal control over financial reporting.

AMERIPRISE CERTIFICATE COMPANY
PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
The information set forth in Note 8 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.
ITEM 1A.  RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of ACC’s 2020 10-K.
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

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date:	May 10, 2021	By:	/s/ Abu M. Arif
Abu M. Arif
Chief Executive Officer

Date:	May 10, 2021	By:	/s/ Jason S. Bartylla
Jason S. Bartylla
Chief Financial Officer