Form 10-Q
period 2021-06-30
AMERIPRISE CERTIFICATE CO
filed 2021-08-09
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	811-00002

AMERIPRISE CERTIFICATE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	41-6009975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒
		Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at August 9, 2021
Common Stock (par value $10 per share)	150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY
FORM 10-Q

AMERIPRISE CERTIFICATE COMPANY
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Investment income	$18,012	$35,846	$39,008	$83,237
Investment expenses	7,008	10,810	14,910	21,726
Net investment income before provision for certificate reserves and income taxes	11,004	25,036	24,098	61,511
Net provision for certificate reserves	2,487	17,618	6,227	40,869
Net investment income before income taxes	8,517	7,418	17,871	20,642
Income tax expense	2,127	1,742	4,530	4,997
Net investment income, after-tax	6,390	5,676	13,341	15,645

Net realized gain (loss) on investments before income taxes	566	379	2,028	(360)
Income tax expense (benefit)	119	79	426	(76)
Net realized gain (loss) on investments, after-tax	447	300	1,602	(284)
Net income	$6,837	$5,976	$14,943	$15,361
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net income	$6,837	$5,976	$14,943	$15,361
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period	(4,967)	105,777	(2,371)	2,894
Reclassification of net (gains) losses on securities included in net income	28	(310)	(584)	(500)
Total other comprehensive income (loss), net of tax	(4,939)	105,467	(2,955)	2,394
Total comprehensive income (loss)	$1,898	$111,443	$11,988	$17,755
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2021	December 31, 2020
	(in thousands, except share data)
Assets
Qualified Assets
Cash and cash equivalents	$617,327	$562,652
Investments in unaffiliated issuers (allowance for credit losses: 2021, $1,760; 2020, $3,190)	5,674,673	6,645,068
Receivables	16,244	16,299
Derivative assets	60,936	66,663
Total qualified assets	6,369,180	7,290,682
Due from related party	—	74
Total assets	$6,369,180	$7,290,756

Liabilities and Shareholder’s Equity
Liabilities
Certificate reserves	$5,748,901	$6,760,431
Deferred taxes, net	8,408	8,242
Taxes payable to parent	985	810
Derivative liabilities	56,252	59,924
Payables to brokers, dealers and clearing organizations	141,123	10,256
Due to related party	2,079	1,056
Accrued expenses and other liabilities	38,700	29,293
Total liabilities	5,996,448	6,870,012

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	341,700	341,700
Retained earnings (Accumulated deficit)	(209)	44,848
Accumulated other comprehensive income (loss), net of tax	29,741	32,696
Total shareholder’s equity	372,732	420,744
Total liabilities and shareholder’s equity	$6,369,180	$7,290,756

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
				Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Un-appropriated
	(in thousands, except share data)
Balance, April 1, 2020	150,000	$1,500	$341,700	$197	$15	$74,561	$(90,810)	$327,163
Comprehensive income (loss):
Net income	—	—	—	—	—	5,976	—	5,976
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	105,467	105,467
Total comprehensive income								111,443
Transfer to unappropriated from appropriated	—	—	—	(84)	—	84	—	—
Balance, June 30, 2020	150,000	$1,500	$341,700	$113	$15	$80,621	$14,657	$438,606

Balance, April 1, 2021	150,000	$1,500	$341,700	$11	$15	$25,928	$34,680	$403,834
Comprehensive income (loss):
Net income	—	—	—	—	—	6,837	—	6,837
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(4,939)	(4,939)
Total comprehensive income								1,898
Transfer to unappropriated from appropriated	—	—	—	(4)	—	4	—	—
Dividend to parent	—	—	—	—	—	(33,000)	—	(33,000)
Balance, June 30, 2021	150,000	$1,500	$341,700	$7	$15	$(231)	$29,741	$372,732

Balance, January 1, 2020	150,000	1,500	331,700	321	15	96,467	12,263	$442,266
Cumulative effect of adoption of current expected credit losses guidance	—	—	—	—	—	585	—	585
Comprehensive income (loss):
Net income	—	—	—	—	—	15,361	—	15,361
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	2,394	2,394
Total comprehensive income								17,755
Transfer to unappropriated from appropriated	—	—	—	(208)	—	208	—	—
Dividend to parent	—	—	—	—	—	(32,000)	—	(32,000)
Receipt of capital from parent	—	—	10,000	—	—	—	—	10,000
Balance, June 30, 2020	150,000	$1,500	$341,700	$113	$15	$80,621	$14,657	$438,606

Balance, January 1, 2021	150,000	1,500	341,700	21	15	44,812	32,696	$420,744
Comprehensive income (loss):
Net income	—	—	—	—	—	14,943	—	14,943
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(2,955)	(2,955)
Total comprehensive income								11,988
Transfer to unappropriated from appropriated	—	—	—	(14)	—	14	—	—
Dividend to parent	—	—	—	—	—	(60,000)	—	(60,000)
Balance, June 30, 2021	150,000	$1,500	$341,700	$7	$15	$(231)	$29,741	$372,732
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash Flows from Operating Activities
Net income	$14,943	$15,361
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, accretion of discounts, net	1,122	(8,559)
Deferred income tax expense (benefit)	—	2,253
Net realized (gain) loss on Available-for-Sale securities	(739)	(633)
Other net realized (gain) loss	141	16
Provision for credit losses	(1,430)	977
Changes in operating assets and liabilities:
Dividends and interest receivable	2,687	17,092
Certificate reserves, net	(1,701)	(5,295)
Deferred taxes, net	1,098	—
Taxes payable to/receivable from parent, net	175	2,499
Derivatives, net of collateral	396	(625)
Other liabilities	11,066	1,824
Other receivables	(77)	(280)
Other, net	1,008	64
Net cash provided by (used in) operating activities	28,689	24,694

Cash Flows from Investing Activities
Available-for-Sale securities:
Maturities, redemptions and calls	2,371,497	2,410,527
Purchases	(1,428,469)	(2,099,453)
Syndicated loans and commercial mortgage loans:
Sales, maturities and repayments	163,961	21,730
Purchases and fundings	(11,239)	(24,351)
Equity securities:
Sales	48	—
Purchases	(46)	—
Certificate loans, net:	62	(17)
Net cash provided by (used in) investing activities	1,095,814	308,436

Cash Flows from Financing Activities
Payments from certificate holders and other additions	1,397,075	2,533,506
Certificate maturities and cash surrenders	(2,406,903)	(2,599,455)
Capital contribution from parent	—	10,000
Dividend to parent	(60,000)	(32,000)
Net cash provided by (used in) financing activities	(1,069,828)	(87,949)

Net increase (decrease) in cash and cash equivalents	54,675	245,181
Cash and cash equivalents at beginning of period	562,652	384,194
Cash and cash equivalents at end of period	$617,327	$629,375

Supplemental disclosures including non-cash transactions:
Cash paid (received) for income taxes	$3,637	$403
Cash paid for interest	9,360	44,323
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
2.  Recent Accounting Pronouncements
Adoption of New Accounting Standards
Income Taxes – Simplifying the Accounting for Income Taxes
In December 2019, the Financial Accounting Standards Board (“FASB”) updated the accounting standards to simplify the accounting for income taxes. The update eliminates certain exceptions to: (1) accounting principles related to intra-period tax allocation to be applied on a prospective basis, (2) deferred tax liabilities related to outside basis differences to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption, and (3) year-to-date losses in interim periods to be applied on a prospective basis. The update also amends existing guidance related to situations when an entity receives: (1) a step-up in the tax basis of goodwill to be applied on a prospective basis, (2) an allocation of income tax expense when members of a consolidated tax filing group issue separate financial statements to be applied on a retrospective basis for all periods presented, (3) interim recognition of enactment of tax laws or rate changes to be applied on a prospective basis, and (4) franchise taxes and other taxes partially based on income to be applied on a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The standard is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. ACC adopted the standard on January 1, 2021. The adoption of this standard had no impact on ACC’s consolidated results of operations and financial condition.
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
requirements in the fourth quarter of 2018. The Company adopted the provisions of the standard to include new disclosures on January 1, 2020. The update did not have an impact on ACC’s consolidated results of operations or financial condition.
Future Adoption of New Accounting Standards
Reference Rate Reform – Expedients for Contract Modifications
In March 2020, the FASB updated the accounting standards to provide optional expedients and exceptions for applying GAAP to contracts, hedging or other transactions that are affected by reference rate reform (i.e., the elimination of LIBOR). The following expedients are provided for modified contracts whose reference rate is changed: (1) receivables and debt contracts are accounted for prospectively by adjusting the effective interest rate, (2) leases are accounted for as a continuation of the existing contracts with no reassessments of the lease classification and discount rate or remeasurements of lease payments that otherwise would be required, and (3) an entity is not required to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract. The amendments in this update were effective upon issuance and must be elected prior to December 31, 2022. When elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions. In January 2021, FASB updated the standard to allow an entity to elect to apply the treatment under the original guidance to derivative instruments that use an interest rate for margining, discounting or contract price alignment that will be modified due to reference rate reform but did not qualify under the original guidance. The Company has not yet applied any of the optional expedients. The adoption of the standard is not expected to have an impact on ACC’s consolidated results of operations and financial condition.
3.  Investments

Investments in unaffiliated issuers were as follows:	June 30, 2021	December 31, 2020
	(in thousands)
Available-for-Sale securities: Fixed maturities, at fair value (allowance for credit losses: 2021 and 2020, nil; amortized cost: 2021, $5,383,244; 2020, $6,334,451)	$5,420,167	$6,375,260
Commercial mortgage loans and syndicated loans, at cost (allowance for credit losses: 2021, $1,760; 2020, $3,190; fair value: 2021, $257,524; 2020, $274,739)	254,356	269,540
Equity securities, at fair value (cost: 2021, nil and 2020, $115 )	—	56
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	150	212
Total	$5,674,673	$6,645,068
Available-for-Sale securities distributed by type were as follows:

Description of Securities	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Residential mortgage backed securities	$1,937,578	$26,332	$(1,393)	$—	$1,962,517
Corporate debt securities	150,462	2,308	—	—	152,770
Commercial mortgage backed securities	1,381,409	5,439	(146)	—	1,386,702
Asset backed securities	572,989	4,337	(249)	—	577,077
State and municipal obligations	15,726	247	—	—	15,973
U.S. government and agency obligations	1,325,080	67	(19)	—	1,325,128
Total	$5,383,244	$38,730	$(1,807)	$—	$5,420,167

Description of Securities	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Residential mortgage backed securities	$2,496,350	$35,943	$(2,368)	$—	$2,529,925
Corporate debt securities	264,199	5,621	—	—	269,820
Commercial mortgage backed securities	1,475,446	7,150	(9,818)	—	1,472,778
Asset backed securities	626,777	4,778	(991)	—	630,564
State and municipal obligations	16,839	327	—	—	17,166
U.S. government and agency obligations	1,454,840	167	—	—	1,455,007
Total	$6,334,451	$53,986	$(13,177)	$—	$6,375,260

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
As of June 30, 2021 and December 31, 2020, accrued interest of $5.6 million and $7.4 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in receivables on the Consolidated Balance Sheets.
As of June 30, 2021 and December 31, 2020, investment securities with a fair value of $77 thousand and $242 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.
As of June 30, 2021 and December 31, 2020, fixed maturity securities comprised approximately 86% and 88%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. As of both June 30, 2021 and December 31, 2020, nil of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC, using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	June 30, 2021			December 31, 2020
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$5,059,273	$5,088,486	94%	$5,774,067	$5,803,399	91%
AA	143,821	145,968	3	219,978	223,221	3
A	108,646	111,974	2	165,442	169,520	3
BBB	64,495	66,682	1	166,734	170,885	3
Below investment grade	7,009	7,057	—	8,230	8,235	—
Total fixed maturities	$5,383,244	$5,420,167	100%	$6,334,451	$6,375,260	100%
As of June 30, 2021 and December 31, 2020, 33% and 34%, respectively, of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. As of June 30, 2021, ACC had seven commercial mortgage backed securities totaling $276.9 million and three asset backed securities totaling $119.9 million between 11% and 10% of total equity. As of December 31, 2020, there were no holdings greater than 10% of total equity.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	June 30, 2021
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	8	$80,717	$(530)	56	$155,552	$(863)	64	$236,269	$(1,393)
Commercial mortgage backed securities	3	48,820	(2)	5	66,180	(144)	8	115,000	(146)
Asset backed securities	5	81,648	(55)	6	95,679	(194)	11	177,327	(249)
U.S. government and agency obligations	6	449,933	(19)	—	—	—	6	449,933	(19)
Total	22	$661,118	$(606)	67	$317,411	$(1,201)	89	$978,529	$(1,807)

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Description of Securities	December 31, 2020
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	49	$144,057	$(751)	56	$317,650	$(1,617)	105	$461,707	$(2,368)
Commercial mortgage backed securities	20	406,473	(4,810)	11	177,503	(5,008)	31	583,976	(9,818)
Asset backed securities	5	49,916	(214)	10	151,440	(777)	15	201,356	(991)
Total	74	$600,446	$(5,775)	77	$646,593	$(7,402)	151	$1,247,039	$(13,177)
As part of ACC’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the six months ended June 30, 2021 is primarily attributable to a slight decline in short-term rates along with spread tightening. ACC did not recognize any of the total unrealized losses in earnings because it was determined that such losses were due to non-credit factors. ACC does not intend to sell these securities and does not believe that it is more likely than not that ACC will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of June 30, 2021 and December 31, 2020, 97% and 96%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
There were no amounts recognized in the allowance for credit losses on Available-for-Sale securities during the three months and six months ended June 30, 2021 and 2020.
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
The following table presents a rollforward of the net unrealized gains (losses) on Available-for-Sale securities included in AOCI:

	Net Unrealized Gains (Losses) on Securities	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Gains (Losses) on Securities
	(in thousands)
Balance at April 1, 2020	$(121,855)	$31,045	$(90,810)
Net unrealized gains (losses) on securities arising during the period (1)	139,358	(33,581)	105,777
Reclassification of net (gains) losses on securities included in net income	(392)	82	(310)
Balance at June 30, 2020	$17,111	$(2,454)	$14,657

Balance at April 1, 2021	$43,420	$(8,740)	$34,680
Net unrealized gains (losses) on securities arising during the period (1)	(6,532)	1,565	(4,967)
Reclassification of net (gains) losses on securities included in net income	35	(7)	28
Balance at June 30, 2021	$36,923	$(7,182)	$29,741

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Net Unrealized Gains (Losses) on Securities	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Gains (Losses) on Securities
	(in thousands)
Balance at January 1, 2020	$13,958	$(1,695)	$12,263
Net unrealized gains (losses) on securities arising during the period (1)	3,786	(892)	2,894
Reclassification of net (gains) losses on securities included in net income	(633)	133	(500)
Balance at June 30, 2020	$17,111	$(2,454)	$14,657

Balance at January 1, 2021	$40,810	$(8,114)	$32,696
Net unrealized gains (losses) on securities arising during the period (1)	(3,148)	777	(2,371)
Reclassification of net (gains) losses on securities included in net income	(739)	155	(584)
Balance at June 30, 2021	$36,923	$(7,182)	$29,741
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
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized gain (loss) on investments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Gross realized gains	$4	$392	$778	$633
Gross realized losses	(39)	—	(39)	—
Total	$(35)	$392	$739	$633
Available-for-Sale securities by contractual maturity as of June 30, 2021 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$1,433,710	$1,434,460
Due after one year through five years	57,350	59,155
Due after five years through 10 years	208	256
	1,491,268	1,493,871
Residential mortgage backed securities	1,937,578	1,962,517
Commercial mortgage backed securities	1,381,409	1,386,702
Asset backed securities	572,989	577,077
Total	$5,383,244	$5,420,167
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
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses for the six months ended June 30:

Commercial Loans
(in thousands)
Balance, January 1, 2021	$3,190
Provisions	(1,430)
Balance, June 30, 2021	$1,760

Commercial Loans
(in thousands)
Balance, December 31, 2019 (1)	$3,022
Cumulative effect of adoption of current expected credit losses guidance	(771)
Balance, January 1, 2020	2,251
Provisions	977
Balance, June 30, 2020	$3,228
(1) Prior to January 1, 2020, the allowance for credit losses was based on an incurred loss model that did not require estimating expected credit losses over the expected life of the asset.
As of both June 30, 2021 and December 31, 2020, accrued interest on commercial loans was $1.0 million and is recorded in receivables on the Consolidated Balance Sheets and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended June 30, 2021 and 2020, ACC purchased $8.1 million and $3.6 million, respectively, of syndicated loans and sold $2.1 million and nil, respectively, of syndicated loans.
During the six months ended June 30, 2021 and 2020, ACC purchased $11.2 million and $19.0 million, respectively, of syndicated loans and sold $3.3 million and $0.7 million, respectively, of syndicated loans.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $1.0 million and $2.9 million as of June 30, 2021 and December 31, 2020, respectively. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review. Total commercial mortgage loans past due were nil as of both June 30, 2021 and December 31, 2020.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were nil as of both June 30, 2021 and December 31, 2020. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	June 30, 2021
Loan-to-Value Ratio	2021	2020	2019	2018	2017	Prior	Total
	(in thousands)
> 100%	$—	$—	$—	$—	$—	$—	$—
80% - 100%	—	—	—	3,311	—	—	3,311
60% - 80%	1,800	4,194	3,745	4,362	3,006	5,047	22,154
40% - 60%	—	3,000	10,945	3,189	7,702	7,956	32,792
< 40%	—	—	6,803	3,007	11,047	40,150	61,007
Total	$1,800	$7,194	$21,493	$13,869	$21,755	$53,153	$119,264

	December 31, 2020
Loan-to-Value Ratio	2020	2019	2018	2017	2016	Prior	Total
	(in thousands)
> 100%	$—	$—	$—	$—	$—	$—	$—
80% - 100%	—	—	3,344	—	—	—	3,344
60% - 80%	4,237	13,002	—	3,050	—	3,657	23,946
40% - 60%	3,000	7,331	—	7,788	1,379	8,076	27,574
< 40%	—	1,531	11,004	11,430	5,564	38,857	68,386
Total	$7,237	$21,864	$14,348	$22,268	$6,943	$50,590	$123,250
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type.
In addition, ACC reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
	(in thousands)
East North Central	$8,659	$8,926	7%	7%
East South Central	3,280	3,614	3	3
Middle Atlantic	12,894	13,211	11	11
Mountain	9,365	12,863	8	10
New England	6,876	6,983	6	6
Pacific	39,971	41,284	33	34
South Atlantic	20,186	17,550	17	14
West North Central	6,285	6,668	5	5
West South Central	11,748	12,151	10	10
	119,264	123,250	100%	100%
Less: allowance for credit losses	678	931
Total	$118,586	$122,319

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
	(in thousands)
Apartments	$32,636	$33,460	27%	27%
Industrial	26,810	25,971	23	21
Mixed use	11,238	11,532	9	10
Office	14,015	14,332	12	12
Retail	34,199	37,307	29	30
Hotel	208	300	—	—
Other	158	348	—	—
	119,264	123,250	100%	100%
Less: allowance for credit losses	678	931
Total	$118,586	$122,319
Syndicated Loans
The recorded investment in syndicated loans as of June 30, 2021 and December 31, 2020 was $136.9 million and $149.5 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. Total syndicated loans past due were nil as of both June 30, 2021 and December 31, 2020, respectively. ACC assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	June 30, 2021
Internal Risk Rating	2021	2020	2019	2018	2017	Prior	Total
	(in thousands)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	1,154	342	964	1,636	4,096
Risk 3	—	414	3,007	5,312	4,443	7,257	20,433
Risk 2	4,104	6,353	9,304	10,988	15,642	9,924	56,315
Risk 1	4,948	3,970	6,809	13,358	12,374	14,549	56,008
Total	$9,052	$10,737	$20,274	$30,000	$33,423	$33,366	$136,852

	December 31, 2020
Internal Risk Rating	2020	2019	2018	2017	2016	Prior	Total
	(in thousands)
Risk 5	$—	$—	$266	$—	$—	$786	$1,052
Risk 4	—	—	977	2,148	—	2,317	5,442
Risk 3	—	1,935	2,231	6,309	3,145	6,543	20,163
Risk 2	6,970	14,516	16,643	17,946	3,338	10,397	69,810
Risk 1	3,443	7,109	12,260	14,796	5,535	9,870	53,013
Total	$10,413	$23,560	$32,377	$41,199	$12,018	$29,913	$149,480
Certificate Loans
Certificate loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to certificate loans, ACC does not record an allowance for credit losses.
Troubled Debt Restructurings
There were no loans accounted for as a troubled debt restructuring by ACC during both the six months ended June 30, 2021 and 2020. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

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
Level 3    Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$99,991	$496,992	$—	$596,983
Available-for-Sale securities:
Residential mortgage backed securities	—	1,962,517	—	1,962,517
Corporate debt securities	—	146,735	6,035	152,770
Commercial mortgage backed securities	—	1,386,702	—	1,386,702
Asset backed securities	—	572,186	4,891	577,077
State and municipal obligations	—	15,973	—	15,973
U.S. government and agency obligations	1,325,128	—	—	1,325,128
Total Available-for-Sale securities	1,325,128	4,084,113	10,926	5,420,167
Equity derivative contracts	2	60,934	—	60,936
Total assets at fair value	$1,425,121	$4,642,039	$10,926	$6,078,086

Liabilities
Stock market certificate embedded derivatives	$—	$5,881	$—	$5,881
Equity derivative contracts	—	56,252	—	56,252
Total liabilities at fair value	$—	$62,133	$—	$62,133

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$544,283	$—	$544,283
Available-for-Sale securities:
Residential mortgage backed securities	—	2,529,925	—	2,529,925
Corporate debt securities	—	263,763	6,057	269,820
Commercial mortgage backed securities	—	1,472,778	—	1,472,778
Asset backed securities	—	625,673	4,891	630,564
State and municipal obligations	—	17,166	—	17,166
U.S. government and agency obligations	1,455,007	—	—	1,455,007
Total Available-for-Sale securities	1,455,007	4,909,305	10,948	6,375,260
Equity securities	—	56	—	56
Equity derivative contracts	19	66,644	—	66,663
Total assets at fair value	$1,455,026	$5,520,288	$10,948	$6,986,262

Liabilities
Stock market certificate embedded derivatives	$—	$8,282	$—	$8,282
Equity derivative contracts	—	59,924	—	59,924
Total liabilities at fair value	$—	$68,206	$—	$68,206
The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance, April 1, 2021	$6,050	$4,891	$10,941
Total gains (losses) included in:
Net income	—	5	5	(1)
Other comprehensive income (loss)	(12)	(5)	(17)
Transfers out of Level 3	(3)	—	(3)
Balance, June 30, 2021	$6,035	$4,891	$10,926

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2021	$—	$5	$5	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2021	$(12)	$(5)	$(17)

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance, April 1, 2020	$12,988	$4,834	$17,822
Total gains (losses) included in:
Net income	(10)	12	2	(1)
Other comprehensive income (loss)	64	(596)	(532)
Balance, June 30, 2020	$13,042	$4,250	$17,292

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2020	$(10)	$12	$2	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2020	$64	$(596)	$(532)

	Available-for-Sale Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance, January 1, 2021	$6,057	$4,891	$10,948
Total gains (losses) included in:
Net income	—	5	5	(1)
Other comprehensive income (loss)	(19)	(5)	(24)
Transfers out of Level 3	(3)	—	(3)
Balance, June 30, 2021	$6,035	$4,891	$10,926

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2021	$—	$5	$5	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2021	$(19)	$(5)	$(24)

	Available-for-Sale Securities				Equity Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance, January 1, 2020	$14,270	$4,834	$19,104		$72
Total gains (losses) included in:
Net income	(20)	22	2	(1)	—
Other comprehensive income (loss)	92	(606)	(514)		—
Settlements	(1,300)	—	(1,300)		—
Transfers out of Level 3	—	—	—		(72)
Balance, June 30, 2020	$13,042	$4,250	$17,292		$—

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2020	$(20)	$22	$2	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2020	$92	$(606)	$(514)		$—
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets:

	June 30, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$6,035	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9%	0.9%

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$6,054	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1%	1.1%
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
environment, analysis of asset-class specific valuation methodologies, and understanding of sources of market observable assumptions and unobservable assumptions, if any, employed in the valuation methodology. ACC also considers the results of its exception reporting controls and any resulting price challenges that arise.
Derivatives
The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both June 30, 2021 and December 31, 2020. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
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

	June 30, 2021
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$135,770	—	134,991	—	$134,991
Commercial mortgage loans	118,586	—	—	122,533	122,533
Certificate loans	150	—	150	—	150
Financial Liabilities
Certificate reserves	$5,743,020	—	—	5,740,082	$5,740,082

	December 31, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$147,221	$—	$139,180	$7,838	$147,018
Commercial mortgage loans	122,319	—	—	127,721	127,721
Certificate loans	212	—	212	—	212
Financial Liabilities
Certificate reserves	$6,752,149	$—	$—	$6,751,705	$6,751,705
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	June 30, 2021
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$60,934	$—	$60,934	$(56,252)	$(4,661)	$21
Exchange-traded	2	—	2	—	—	2
Total	$60,936	$—	$60,936	$(56,252)	$(4,661)	$23

	December 31, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$66,644	$—	$66,644	$(59,924)	$(6,693)	$27
Exchange-traded	19	—	19	—	—	19
Total	$66,663	$—	$66,663	$(59,924)	$(6,693)	$46
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	June 30, 2021
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$56,252	$—	$56,252	$(56,252)	$—	$—
Total	$56,252	$—	$56,252	$(56,252)	$—	$—

	December 31, 2020
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$59,924	$—	$59,924	$(59,924)	$—	$—
Total	$59,924	$—	$59,924	$(59,924)	$—	$—
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
ACC uses derivatives as economic hedges of equity risk related to Stock Market Certificates (“SMC”). ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	June 30, 2021			December 31, 2020
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Equity contracts (1)	$502,053	$60,936	$56,252	$586,976	$66,663	$59,924
Embedded derivatives
Stock market certificates (2)	N/A	—	5,881	N/A	—	8,282
Total derivatives	$502,053	$60,936	$62,133	$586,976	$66,663	$68,206
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
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
		(in thousands)
Equity contracts
Stock market certificates	Net provision for certificate reserves	$435	$5,112	$1,051	$(2,313)
Stock market certificates embedded derivatives	Net provision for certificate reserves	(410)	(4,853)	(877)	1,993
Total		$25	$259	$174	$(320)
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Ameriprise Step-Up Rate Certificates (“SRC”) offer the ability to step up to a higher crediting rate based upon the then-current rate for a new SRC with the same term. The SRC was closed to new sales effective April 1, 2020. ACC does not currently hedge the interest rate risk related to the SRC product. The SRC product contains an embedded derivative, which was not material as of both June 30, 2021 and December 31, 2020.
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
9.  Shareholder’s Equity
The following table provides information related to amounts reclassified from AOCI:

Accumulated Other Comprehensive Income (Loss) Reclassification	Location of (Gain) Loss Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
		(in thousands)
Unrealized net (gains) losses on Available-for-Sale securities	Net realized gain (loss) on investments	$35	$(392)	$(739)	$(633)
Tax expense (benefit)	Income tax expense (benefit)	(7)	82	155	133
Net of tax		$28	$(310)	$(584)	$(500)
During the three months and six months ended June 30, 2021, ACC did not receive any cash contributions from Ameriprise Financial. During the three months and six months ended June 30, 2020, ACC received cash contributions from Ameriprise Financial of nil and $10.0 million, respectively. ACC received these contributions to maintain compliance with capital requirements and these contributions were outside of the Capital Support Agreement between Ameriprise Financial and ACC. See additional discussion on the Capital Support Agreement in ACC’s 2020 10-K.
During the three months and six months ended June 30, 2021, ACC paid dividends to Ameriprise Financial of $33.0 million and $60.0 million, respectively. During the three months and six months ended June 30, 2020, ACC paid dividends to Ameriprise Financial of nil and $32.0 million, respectively.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
10.  Income Taxes
ACC’s effective tax rate was 24.7% and 23.4% for the three months ended June 30, 2021 and 2020, respectively. ACC’s effective tax rate was 24.9% and 24.3% for the six months ended June 30, 2021 and 2020, respectively.
The effective tax rate for the three months and six months ended June 30, 2021 and 2020 is higher than the statutory rate primarily as a result of state income taxes, net of federal benefit.
ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of both June 30, 2021 and December 31, 2020.
As of June 30, 2021 and December 31, 2020, ACC had $3.6 million and $3.5 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $2.9 million and $2.8 million, net of federal tax benefits, of the unrecognized tax benefits as of June 30, 2021 and December 31, 2020, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. ACC estimates that the total amount of gross unrecognized tax benefits may decrease by $1.2 million in the next 12 months primarily due to state exams.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized a net increase of $39 thousand and $32 thousand in interest and penalties for the three months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, ACC had a payable of $591 thousand and $513 thousand, respectively, related to accrued interest and penalties.
ACC files income tax returns as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. The federal statute of limitations are closed on years through 2015, except for one issue for 2014 and 2015 which was claimed on amended returns. The Internal Revenue Service (“IRS”) is currently auditing Ameriprise Financial’s U.S. income tax returns for 2016, 2017 and 2018. Ameriprise Financial’s or its subsidiaries’, including ACC’s, state income tax returns are currently under examination by various jurisdictions for years ranging from 2015 through 2019.

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
Recent Developments Regarding the COVID-19 Pandemic
The coronavirus disease 2019 (‘‘COVID-19’’) pandemic has presented ongoing significant economic and societal disruption and market unpredictability, which has affected ACC’s business and operating environment driven by a low interest rate environment and volatility and changes in the equity markets and the potential associated implications to client behavior. In early 2020, ACC and its affiliates implemented a work-from-home protocol for virtually all of the employee population, restricted business travel, and provided resources for complying with the guidance from the World Health Organization, the U.S. Centers for Disease Control and governments. ACC and its affiliates are thoughtfully transitioning back to its office locations, where it is reasonable to do so, while complying with applicable health agencies’ guidelines and governmental orders. Though there are indications that the effects of the virus are lessening in some areas, COVID-19 continues to deeply impact other areas and has been occurring in multiple waves, so there are still no reliable estimates of how long the implications from the pandemic will last, the effects new variants will ultimately have, how many people are likely to be affected by it, or its impact on the overall economy. Given the impact of the pandemic, financial results may not be comparable to previous years and the results presented in this report may not necessarily be indicative of future operating results. For further information regarding the impact of the COVID-19 pandemic, and any potentially material effects, see Part 1 - Item 1A “Risk Factors” of ACC’s 2020 10-K.
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
Results of Operations for the Six Months Ended June 30, 2021 and 2020
ACC’s net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income trends occur largely due to changes in returns on ACC’s investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles (“GAAP”).
Net income decreased $0.5 million, or 3%, to $14.9 million for the six months ended June 30, 2021 compared to $15.4 million for the prior year period primarily due to lower investment income. This decline was partially offset by lower net provision for certificate reserves, lower investment expenses and higher net realized gains.
Investment income decreased $44.2 million, or 53%, to $39.0 million for the six months ended June 30, 2021 compared to $83.2 million for the prior year period reflecting a decrease in the average invested asset yield due to lower short-term interest rates and lower average investment balances.
Investment expenses decreased $6.8 million, or 31%, to $14.9 million for the six months ended June 30, 2021 compared to $21.7 million for the prior year period primarily due to volume-driven decreases in distribution, investment advisory, and transfer agent fees.

AMERIPRISE CERTIFICATE COMPANY
Net provision for certificate reserves decreased $34.7 million, or 85%, to $6.2 million for the six months ended June 30, 2021 compared to $40.9 million for the prior year period primarily due to lower average client crediting rates as well as lower average certificate balances.
ACC’s effective tax rate was 24.9% for the six months ended June 30, 2021 compared to 24.3% for the prior year period.
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
Forward-Looking Statements
This report contains forward-looking statements that reflect management’s plans, estimates and beliefs. Actual results could differ materially from those described in these forward-looking statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “forecast,” “on track,” “project,” “continue,” “able to remain,” “resume,” “deliver,” “develop,” “evolve,” “drive,” “enable,” “flexibility,” “scenario,” “case”, “appear”, “expand” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. ACC undertakes no obligation to update or revise any forward-looking statements.
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
ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2021.
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

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date:	August 9, 2021	By:	/s/ Abu M. Arif
Abu M. Arif
Chief Executive Officer

Date:	August 9, 2021	By:	/s/ Jason S. Bartylla
Jason S. Bartylla
Chief Financial Officer