Form 10-K
period 2021-12-31
AMERIPRISE CERTIFICATE CO
filed 2022-02-25
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 30 OF THE INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Class	Outstanding at February 25, 2022
Common Stock (par value $10 per share)	150,000 shares
All outstanding shares of the registrant are directly owned by Ameriprise Financial, Inc.
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY
FORM 10-K

Ameriprise Certificate Company
PART I
Item 1. Business
Overview
Ameriprise Certificate Company (“ACC”) was incorporated on October 28, 1977 under the laws of Delaware. Ameriprise Financial, Inc. (“Ameriprise Financial”), a Delaware corporation, owns 100% of the outstanding voting securities of ACC. Ameriprise Financial and its predecessor companies have a more than 125-year history of providing solutions to help clients confidently achieve their financial objectives.
ACC is registered as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”) and is in the business of issuing face-amount investment certificates. Face-amount certificates issued by ACC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by ACC, at its discretion. ACC’s certificates are distributed and sold solely by Ameriprise Financial Services, LLC (“AFS”), an affiliate of ACC and its network of over 10,000 advisors. AFS is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.
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
•Non-Jumbo Deposit National Rates for 3 month CDs as published by the Federal Deposit Insurance Corporation (“FDIC”) are used as the guide in setting rates.
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
•As of the date of this report, ACC has set a fixed rate of 0.25% for new sales.
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
The coronavirus disease 2019 (“COVID-19”) pandemic has presented ongoing significant economic and societal disruption and unpredictability, which has affected ACC’s business and operating environment driven by a low interest rate environment, volatility and changes in the equity markets and potential associated implications to client behavior. While portions of world economies have been differently impacted by the pandemic, COVID-19 continues its ongoing impact and has been occurring in multiple waves, so there are still no reliable estimates of how long the implications from the pandemic will last, the effects current and other new variants will ultimately have, how many people are likely to be affected by it, or its impact on the overall economy. There is still significant uncertainty around the extent to which the COVID-19 pandemic will continue to impact ACC’s business, results of operations, and financial condition, which depends on current and future developments, including the ultimate scope, duration and severity of the pandemic, success of worldwide vaccination efforts, multiple mutations of COVID-19 or similar diseases, the effectiveness of ACC’s office reopenings, the additional measures that may be taken by various governmental authorities in response to the outbreak (such as legislative action, stimulus, quarantines and travel restrictions, effectiveness of health care, and new or interim regulation), the actions of other third parties in response to the pandemic, and the possible further impacts on the global economy. It is unclear if the current economic situation will stabilize, so ACC seeks to effectively manage its risks, but ACC’s ability to do so is subject to the inherent limitations of obtaining timely, reliable analysis in an ever-changing situation. No assurance can be given that the steps ACC and its affiliates have taken will continue to be effective or appropriate.
The ongoing COVID-19 pandemic impacted, and will likely continue to impact, ACC. Consumer demand, client investing decisions in light of ongoing economic uncertainty, investment income, owned asset values, and other financial assumptions and reserve calculations have been, and may further be, negatively impacted from a decline and volatility of asset prices, sustained reduction in interest rates, widening of credit spreads, credit deterioration, decreased liquidity in trading markets and other economic and market effects of the global pandemic. ACC and its affiliates continue to actively monitor the potential direct and indirect impacts that the COVID-19 pandemic may have on its business. If these conditions continue or worsen, ACC could continue to experience volatility and uncertainty in volumes, uncertainty in availability and price levels of financial assets and hedges, changes in client activity and fees, new constraints and costs of capital, and demand for ACC’s products and services and other impacts on ACC’s financial position.
COVID-19 has had wide-reaching impacts, making many decisions, interactions and transactions more complex. The COVID-19 pandemic also affects the ability of ACC and its affiliates’ suppliers, distributors, vendors and other counterparties to provide products and services or otherwise fulfill their commitments to ACC and its affiliates.

ACC’s financial condition and results of operations may be adversely affected by market fluctuations and by economic, political and other factors.
ACC’s financial condition and results of operations may be materially affected by market fluctuations and by economic and other factors. Such factors, which can be global, regional, national or local in nature, include: (i) the COVID-19 pandemic, or any variation thereof (ii) political, social, economic and market conditions; (iii) the availability and cost of capital; (iv) the level and volatility of equity prices, commodity prices and interest rates, currency values and other market indices; (v) technological changes and events; (vi) U.S. and foreign government fiscal and tax policies; (vii) U.S. and foreign government ability, real or perceived, to avoid defaulting on government securities; (viii) the availability and cost of credit; (ix) the ongoing inflationary environment; (x) investor sentiment and confidence in the financial markets; (xi) terrorism and armed conflicts; and (xii) natural disasters such as weather catastrophes and widespread health emergencies. These factors also may have an impact on ACC’s ability to achieve its strategic objectives.
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
The elimination of LIBOR and transition to alternative reference rates may have an adverse impact on the value of, return on and trading markets for a broad array of financial products, including any LIBOR-based securities, loans and derivatives that are included in ACC’s financial assets and liabilities. U.S. Dollar LIBOR is anticipated to be phased out by June 30, 2023, and replaced by the Secured Overnight Financing Rate, and all other LIBOR currencies were phased out by December 31, 2021. There will continue to be work required to transition to the new benchmark rates for U.S. Dollar LIBOR. In addition, LIBOR may perform differently during the phase-out period than in the past which could result in lower interest payments and a reduction in the value of certain assets. Accordingly, it is difficult to predict the full impact of the transition away from LIBOR on various derivatives, floating rate securities and other securities ACC holds, the activities ACC conducts and any other assets or liabilities (as well as contractual rights and obligations), the value of which is tied to LIBOR. The value or profitability of these products and instruments, and ACC’s costs of operations, may be adversely affected until new reference rates and fallbacks for both legacy and new products, instruments and contracts are commercially accepted.
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
Some of ACC’s investments are relatively illiquid and ACC may have difficulty selling these investments.
ACC invests a portion of its assets in privately placed fixed income securities and commercial mortgage loans, which are relatively illiquid. ACC’s investment manager periodically reviews ACC’s private placement investment using adopted standards to categorize the investment as liquid or illiquid. As of December 31, 2021, commercial mortgage loans and private placement fixed income securities that have been categorized as illiquid represented approximately 2% of the carrying value of ACC’s investment portfolio. If ACC requires significant amounts of cash on short notice in excess of its normal cash requirements, ACC may have difficulty selling its investment in a timely manner or be forced to sell them for an amount less than it would otherwise have been able to realize, or both, which could have an adverse effect on ACC’s financial condition and results of operations.
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

Certain certificates offer a return based on the relative change in a stock market index. The certificates with an equity-based return contain embedded derivatives, which are carried at fair value within Certificate reserves. The fair values of these embedded derivatives incorporate current market data inputs. Changes in fair value are reflected in Provision for certificate reserves.
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
The ability of ACC to market and sell its products is highly dependent upon external perceptions of ACC’s and its affiliates’ level of service, business practices and financial condition. Damage to the reputation of ACC or its affiliates could cause significant harm to the business and prospects of ACC. Reputational damage may arise from numerous sources including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, any perceived or actual weaknesses in ACC’s financial strength or liquidity, clients’ or potential clients’ perceived failure of how ACC addresses certain political, environmental, social or governance topics, technological, cybersecurity, or other security breaches (including attempted or inadvertent breaches) resulting in improper disclosure of client or employee personal information, unethical or improper behavior and the misconduct or error of employees of its affiliates, AFS’s advisors and counterparties. Additionally, a failure to develop new products and services, or successfully manage associated operational risks, could harm ACC’s reputation and potentially expose ACC to additional costs, or negative public relations or social media campaigns. Any negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or litigation. Adverse developments with respect to the financial industry may also, by association, negatively impact ACC’s reputation or result in greater regulatory or legislative scrutiny or litigation against ACC.
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
ACC may face direct or indirect effects of or responses to climate change.
Climate change may increase the severity and frequency of catastrophes, or adversely affect ACC’s investment portfolio or investor sentiment. Climate change may increase the frequency and severity of weather-related disasters and pandemics. In addition, climate change regulation may affect the prospects of companies and other entities whose securities ACC’s holds, or ACC’s willingness to continue to hold their securities. Climate change may also influence investor sentiment with respect to ACC and investments in ACC’s portfolio. ACC cannot predict the long-term impacts from climate change or related regulation.
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
The business of ACC and its affiliates is reliant upon internal and third-party technology systems and networks to process, transmit and store information, including clients’, employees’ and advisors’ personal information, as well as proprietary information, and to conduct many business activities and transactions. Maintaining the security and integrity of this information and these systems and networks, and appropriately responding to any cybersecurity and privacy incidents (including attempts), is critical to the success of ACC’s business operations, including ACC’s reputation, to the retention of AFS’s advisors and clients, and to the protection of ACC’s proprietary information and clients’ personal information. To date, ACC has not experienced any material breaches of or interference with its centrally controlled systems and networks. However, ACC and its affiliates routinely face and address such evolving threats and have been able to detect and respond to these incidents to date without a material loss of client financial assets or information through the use of ongoing monitoring and continual improvement of ACC’s security capabilities and incident response manual.
Employees of ACC’s affiliates, as well as service providers, have also been threatened by, among others, phishing and spear phishing scams, social engineering attacks, account takeovers, introductions of malware, attempts at electronic break-ins, and the submission of fraudulent payment requests. The number of attempted phishing attacks has increased substantially every year, which is expected to continue. Attempted or successful breaches or interference by third parties or by insiders that may occur in the future could have a material adverse impact on ACC’s business, reputation, financial condition or results of operations.
On a corporate basis, various laws and regulations, and in some cases contractual obligations, require ACC’s affiliates to establish and maintain corporate policies and technical and operational measures designed to protect sensitive client, employee, contractor and vendor information, and to respond to cybersecurity incidents. ACC’s affiliates have established policies and implemented such technical and operational measures and have in place policies that require AFS’s franchisee advisors who control locally their own technology operations to do the same. Changes in ACC’s business or technological advancements may also require corresponding changes in ACC’s systems, networks and data security and response measures. While accessing ACC and its affiliates products and services, ACC’s customers may use computers and other devices that sit outside of ACC and its affiliates security control environment. In addition, the ever-increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks (including in recent well-publicized security breaches at other companies), both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity threats. As these threats, and government and regulatory oversight of associated risks, continue to evolve, ACC may be required to expend additional resources to enhance or expand upon the technical and operational security and response measures ACC and its affiliates currently maintain.

Despite the measures ACC has taken and may in the future take to address and mitigate cybersecurity, privacy and technology risks, ACC cannot be certain that ACC and its affiliates systems and networks will not be subject to successful attacks, breaches or interference. Nor can ACC be certain that AFS franchise advisors will comply with ACC and its affiliates policies and procedures in this regard, or that clients will engage in safe and secure online practices. Furthermore, human error occurs from time to time and such mistakes can lead to the inadvertent disclosure of sensitive information. Any such event may result in operational disruptions, as well as unauthorized access to or the disclosure or loss of, ACC’s proprietary information or ACC’s or affiliates’ client, employee, vendor or advisor personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to respond to, eliminate, or mitigate further exposure, the loss of clients or AFS advisors, or other damage to ACC’s business. While ACC and its affiliates maintain cyber liability insurance that provides both third-party liability and first-party liability coverages, it may not protect ACC against all cybersecurity- and privacy-related losses. Furthermore, ACC may be subject to indemnification costs and liability to third parties if ACC breaches any confidentiality or security obligations regarding vendor data or for losses related to the data. In addition, the trend toward broad consumer and general-public notification of such incidents could exacerbate the harm to ACC’s business, reputation, financial condition or results of operations in the event of a breach. Even if ACC and its affiliates successfully protect ACC’s technology infrastructure and the confidentiality of sensitive data and conduct appropriate incident response, ACC may incur significant expenses in connection with ACC’s responses to any such attacks, as well as the adoption, implementation and maintenance of appropriate security measures. In addition, ACC and its affiliates regulators may seek to hold ACC’s affiliate responsible for the acts, mistakes or omissions of AFS franchise advisors even where they procure and control much of the physical office space and technology infrastructure they use to operate their businesses locally.
Protection from system interruptions and operating errors is important to ACC’s business. If ACC experiences a sustained interruption to ACC’s telecommunications or data processing systems, or other failure in operational execution, it could harm ACC’s business.
Operating errors and system or network interruptions could delay and disrupt ACC’s operations. Interruptions could be caused by mistake, malfeasance or other operational failures by service provider staff or employee error or malfeasance, interference by third parties, including hackers, ACC’s implementation of new technology, or maintenance of existing technology. ACC’s financial, accounting, data processing or other operating systems and facilities may fail to operate or report data properly, experience connectivity disruptions or otherwise become disabled as a result of events that are wholly or partially beyond ACC’s control, adversely affecting ACC’s ability to process transactions or provide products and services to clients.
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
Risk management policies and procedures may not be fully effective in identifying or mitigating risk exposure in all market environments, products, vendors or against all types of risk, including employee and financial advisor misconduct.
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
ACC’s financial performance also requires ACC to develop, effectively manage, and market new or existing products and services that appropriately anticipate or respond to changes in the industry and evolving client demands. The development and introduction of new products and services require continued innovative effort and may require significant time, resources, and ongoing support. Substantial risk and uncertainties are associated with the introduction of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting client and market preferences, the introduction of competing products or services and compliance with regulatory requirements.
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

Changes in and the adoption of accounting standards could have a material impact on ACC’s financial statements
ACC’s accounting policies are fundamental to how it records and reports its financial condition and results of operations. ACC prepares its financial statements in accordance with U.S. generally accepted accounting principles.It is possible that accounting changes could have a material effect on ACC’s financial condition and results of operations. The Financial Accounting Standards Board, the SEC and other regulators often change the financial accounting and reporting standards governing the preparation of ACC’s financial statements. These changes are difficult to predict and could impose additional governance, internal control and disclosure demands. In some cases, ACC could be required to apply a new or revised standard retrospectively, resulting in restating prior period financial statements.
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
Frequency and amount of capital transactions with Ameriprise Financial during the past two years were (in millions):

	Dividends to Ameriprise Financial	Return of Capital to Ameriprise Financial	Receipt of Capital from Ameriprise Financial
For the year ended December 31, 2021
March 30, 2021	$27.0	$—	$—
June 29, 2021	33.0	—	—
September 29, 2021	—	35.0	—
December 29, 2021	10.0	4.0	—
Total	$70.0	$39.0	$—

For the year ended December 31, 2020
March 13, 2020	$32.0	$—	$—
March 31, 2020	—	—	10.0
September 29, 2020	15.0	—	—
December 29, 2020	35.0	—	—
Total	$82.0	$—	$10.0

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
Item 6. [Reserved]

Item 7. Management’s Narrative Analysis
The following information should be read in conjunction with the accompanying consolidated financial statements and related notes included elsewhere in this report. The following discussion may contain forward-looking statements that reflect Ameriprise Certificate Company’s (“ACC’s”) plans, estimates and beliefs. ACC’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below under the heading “Forward-Looking Statements” and elsewhere in this report, particularly in Part 1 - Item 1A - “Risk Factors.” Management’s narrative analysis is presented pursuant to General Instructions I(2)(a) of Form 10-K in lieu of Management’s Discussion and Analysis of financial condition and results of operations.
Recent Developments Regarding the COVID-19 Pandemic
The COVID-19 pandemic has presented ongoing significant economic and societal disruption and market unpredictability, which has affected ACC’s business and operating environment driven by a low interest rate environment and volatility and changes in the equity markets and the potential associated implications to client behavior. COVID-19 continues its ongoing impact and has been occurring in multiple waves, so there are still no reliable estimates of how long the implications from the pandemic will last, the effects current and other new variants will ultimately have, how many people are likely to be affected by it, or its impact on the overall economy. There is still significant uncertainty around the extent to which the COVID-19 pandemic will continue to impact our business, results of operations and financial condition, which depends on current and future developments, including the ultimate scope, duration and severity of the pandemic, success of worldwide vaccination efforts, multiple mutations of COVID-19 or similar diseases, the effectiveness of our office reopenings, the additional measures that may be taken by various governmental authorities in response to the outbreak, the actions of third parties in response to the pandemic, and the possible further impacts on the global economy. Given the ongoing impact of the pandemic, financial results may not be comparable to previous years and the results presented in this report may not necessarily be indicative of future operating results. For further information regarding the impact of the COVID-19 pandemic, and any potentially material effects, see Part 1 - Item 1A “Risk Factors” in this report.
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
Net income decreased $4.2 million, or 14%, for 2021 compared the prior year primarily due to lower investment income, partially offset by lower net provision for certificate reserves, investment expenses and tax expense.
Investment income decreased $67.6 million, or 50%, for 2021 compared to the prior year reflecting a decrease in the average invested asset yield and lower average investment balances.
Investment expenses decreased $14.1 million, or 33%, for 2021 compared to the prior year primarily due to volume-driven decreases in distribution, investment advisory, and transfer agent fees.
Net provision for certificate reserves decreased $46.9 million, or 83%, for 2021 compared to the prior year primarily due to lower average client crediting rates as well as lower average certificate balances.
The effective tax rate was 24.1% for 2021 compared to 23.9% for the prior year.
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
Forward-Looking Statements
This report contains forward-looking statements that reflect management’s plans, estimates and beliefs. Actual results could differ materially from those described in these forward-looking statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “forecast,” “on track,” “project” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from expected results, performance or achievements. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in Part 1 - Item 1A - “Risk Factors” and elsewhere in this Annual Report on Form 10-K. ACC’s future financial condition and results of operations, as well as any forward-looking statements contained in this report, are made only as of the date hereof. ACC undertakes no obligation to update or revise any forward-looking statements.
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
The following tables present ACC’s estimate of the pretax impact of these hypothetical market movements as of December 31, 2021:

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in thousands)
Certificates	$13,849	N/A	$13,849
N/A Not Applicable

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in thousands)
Certificates	$150	$(183)	$(33)
The above results compare to an estimated positive impact to pretax income of $15.4 million related to a 100 basis point increase in interest rates and an estimated negative impact of $81 thousand related to a 10% equity price decline as of December 31, 2020. The change in the impact from a 100 basis point increase in interest rates compared to the prior year was primarily driven by a shorter duration asset portfolio and higher expected prepayments given the decline in Treasury rates in 2020.
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
ACC has interest rate risk from its Flexible Savings Certificates and other fixed rate certificates. These products are investment certificates generally ranging in amounts from $1 thousand to $2 million with interest crediting rate terms ranging from three to 48 months. ACC guarantees an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed income securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although ACC monitors its investment strategy and makes modifications based on changing liabilities and the expected interest rate environment. ACC also has interest rate risk from its Step-Up Rate Certificates, which was not material as of December 31, 2021. ACC had $5.0 billion in reserves included in Certificate reserves as of December 31, 2021 to cover the liabilities associated with these products.
ACC has equity price risk from its Stock Market Certificates. Stock Market Certificates are purchased for amounts generally from $1 thousand to $2 million for terms of 52 weeks, 104 weeks or 156 weeks which can be extended to a maximum of 15 years depending on the term. For each term the certificate holder can choose to participate 100% in any percentage increase in the S&P 500® Index up to a maximum return or choose partial participation in any increase in the S&P 500® Index plus a fixed rate of interest guaranteed in advance. If partial participation is selected, the total of equity-linked return and guaranteed rate of interest cannot exceed the maximum return. ACC had $290.4 million in reserves included in Certificate reserves as of December 31, 2021 to cover the liabilities associated with these products.
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
ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2021.
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
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
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
Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services
The Board of Directors of ACC, at the recommendation of its Audit Committee, has appointed PricewaterhouseCoopers LLP (“PwC”) as independent registered public accountants to audit the Consolidated Financial Statements of ACC for the years ended December 31, 2021 and 2020.
Audit Fees
The aggregate fees billed or to be billed by PwC for each of the last two years for professional services rendered for the audit of ACC’s annual Consolidated Financial Statements and services that were provided in connection with statutory and regulatory filings were $130,500 and $123,000 for 2021 and 2020, respectively.
Audit-Related Fees, Tax Fees, All Other Fees
ACC was not billed by PwC for any fees for audit-related services, tax fees or any other fees for 2021 or 2020.
Policy on Pre-Approval of Services Provided by Independent Registered Public Accountants
Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of PwC are subject to the specific pre-approval of the Audit and Risk Committee of Ameriprise Financial. All audit and permitted non-audit services to be performed by PwC for ACC require pre-approval by the Audit and Risk Committee of Ameriprise Financial in accordance with pre-approval procedures established by the Audit and Risk Committee of Ameriprise Financial. The procedures require all proposed engagements of PwC for services to ACC of any kind to be directed to the General Auditor of Ameriprise Financial and then submitted for approval to the Audit and Risk Committee of Ameriprise Financial prior to the beginning of any services.
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
In both 2021 and 2020, 100% of the services provided by PwC for ACC were pre-approved by the Audit and Risk Committee of Ameriprise Financial and the Audit Committee of ACC.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements: See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.
2.	Consolidated Financial Statement Schedules: See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.
3.	Exhibits: The following exhibits are filed as part of this Annual Report or, where indicated, were already filed and are hereby incorporated by reference:

Exhibit	Description

3(a)	Amended and Restated Certificate of Incorporation of American Express Certificate Company, dated August 1, 2005, filed electronically on or about March 10, 2006 as Exhibit 3(a) to Registrant’s Form 10-K is incorporated by reference.
3(b)	By-Laws of Ameriprise Certificate Company, filed electronically on or about November 5, 2010 as Exhibit 3(b) to Registrant’s Form 10-Q, are incorporated herein by reference.
10(a)	Amended and Restated Investment Advisory and Services Agreement, dated December 1, 2018, between Registrant and Columbia Management Investment Advisers, LLC filed electronically on or about February 27, 2019 as Exhibit 10(a) to Registrant’s Form 10-K is incorporated by reference.
10(b)	Distribution Agreement, dated December 31, 2006, between Registrant and Ameriprise Financial Services, LLC (formerly Ameriprise Financial Services, Inc.) filed electronically on or about February 26, 2007 as Exhibit 1 to Post-Effective Amendment No. 35 to Registration Statement No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference.
10(c)	Amendment to the Distribution Agreement, dated January 21, 2021, between Registrant and Ameriprise Financial Services, LLC, effective February 1, 2021, filed electronically on or about February 24, 2021 as Exhibit 10(c) to Registrant’s Form 10-K is incorporated by reference.
10(d)	Depository and Custodial Agreement, dated December 31, 2006, between Registrant and Ameriprise Trust Company, filed electronically on or about February 26, 2007 as Exhibit 10(c) to Post-Effective Amendment No. 35 to Registration Statement No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference.
10(e)	Amendment to the Depositary and Custodial Agreement, dated December 15, 2008, between Registrant and Ameriprise Trust Company, filed on or about May 5, 2014 as Exhibit 10(c)i to Registrant’s Form 10-Q, is incorporated herein by reference.
10(f)	Transfer Agent Agreement, dated December 31, 2006 between Registrant and Columbia Management Investment Services Corp. (formerly RiverSource Client Service Corporation), filed electronically on or about February 26, 2007 as Exhibit 10(e) to Post-Effective Amendment No. 35 to Registration Statement No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference.
10(g)	First Amendment to Transfer Agent Agreement, dated January 1, 2013 between Registrant and Columbia Management Investment Services Corp. (formerly RiverSource Client Service Corporation), filed electronically on or about February 27, 2013 as Exhibit 10(d) to Registrant’s Form 10-K is incorporated herein by reference.
10(h)	Second Amendment to Transfer Agent Agreement, dated January 1, 2017, between Registrant and Columbia Management Investment Services Corp. (formerly RiverSource Client Service Corporation), filed electronically on or about February 23, 2017 as Exhibit 10(d) to Registrant’s Form 10-K is incorporated by reference.
10(i)	Administration and Services Agreement, dated October 1, 2005, between Columbia Management Investment Advisers, LLC (formerly RiverSource Investments, LLC) and Ameriprise Financial, Inc. filed electronically on or about March 10, 2006 as Exhibit 10(s) to Registrant’s Form 10-K is incorporated by reference.
10(j)	Capital Support Agreement by and between Ameriprise Financial, Inc. and Ameriprise Certificate Company, dated as of March 2, 2009, filed electronically on or about March 3, 2009 as Exhibit 10(f) to Registrant’s Form 10-K is incorporated by reference.
10(k)	First Amendment to Capital Support Agreement by and between Ameriprise Financial, Inc. and Ameriprise Certificate Company, effective April 30, 2014, filed electronically on or about May 5, 2014 as Exhibit 10(f)i to Registrant’s Form 10-Q, is incorporated herein by reference.
10(l)	Federal Income Tax Sharing Agreement between or among Ameriprise Financial, Inc. and certain subsidiaries, including the Registrant, effective December 10, 2013 filed electronically on or about February 23, 2018 as Exhibit 10(l) to Registrant’s Form 10-K is incorporated by reference.

Exhibit	Description

10(m)	State Income Tax Sharing Agreement between or among Ameriprise Financial, Inc. and certain subsidiaries, including the Registrant, effective December 10, 2013 filed electronically on or about February 23, 2018 as Exhibit 10(m) to Registrant’s Form 10-K is incorporated by reference.
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

10(p)	Amendment to the Federal Income Tax Sharing Agreement between or among Ameriprise Financial, Inc. and certain subsidiaries, including the Registrant, effective October 9, 2020, filed electronically on or about February 24, 2021 as Exhibit 10(p) to Registrant’s Form 10-K is incorporated by reference.
14(a)	Code of Ethics under Rule 17j-1 for Ameriprise Certificate Company effective May 21, 2014, filed electronically on or about February 27, 2019 as Exhibit 14(a) to Registrant’s Form 10-K is incorporated by reference.
14(b)*	Code of Ethics adopted under Rule 17j-1 for Registrant’s investment adviser, dated December 2021.
14(c)*	Code of Ethics under Rule 17j-1 for Registrant’s underwriter, as revised November 1, 2021.
24*	Directors’ Power of Attorney, dated September 1, 2021.
31.1*	Certification of Abu M. Arif pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of James R. Hill pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of Abu M. Arif and James R. Hill pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed electronically herewith.
Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE CERTIFICATE COMPANY
Registrant

Date:	February 25, 2022	By	/s/ Abu M. Arif
Abu M. Arif Director, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date:	February 25, 2022	By	/s/ Abu M. Arif
Abu M. Arif Director, President and Chief Executive Officer (Principal Executive Officer)

Date:	February 25, 2022	By	/s/ James R. Hill
James R. Hill Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 25, 2022	By	/s/ Brian Granger
Brian Granger Vice President, Controller and Chief Accounting Officer

Date:	February 25, 2022	By	/s/ Ronald L. Guzior*
Ronald L. Guzior Director

Date:	February 25, 2022	By	/s/ Karen M. Bohn*
Karen M. Bohn Director

Date:	February 25, 2022	By	/s/ Lorna P. Gleason*
Lorna P. Gleason Director

Date:	February 25, 2022	By	/s/ Robert McReavy*
Robert McReavy Director

*By	/s/ Abu M. Arif
Abu M. Arif
* Executed by Abu M. Arif pursuant to a Power of Attorney, dated September 1, 2021 filed electronically herewith as Exhibit 24 to Registrant’s Form 10-K.

Ameriprise Certificate Company
Index to Consolidated Financial Statements and Schedules
Consolidated Financial Statements:

All other Schedules required by Article 6 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of Ameriprise Certificate Company
Opinion on the Financial Statements
We have audited the consolidated financial statements, including the related notes and financial statement schedules, of Ameriprise Certificate Company and its subsidiary (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2021 by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.
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
Valuation of Certain Level 2 and Level 3 Available-for-Sale Securities
As described in Notes 1, 3, and 8 to the consolidated financial statements, available-for-sale securities are carried at fair value. As of December 31, 2021, the total fair value of available-for-sale securities was $4,729 million, which includes $3,429 million of level 2 and level 3 securities. Management determines the fair value of available-for-sale securities based on quoted prices in active markets, when available. If quoted prices are not available, management obtains the fair value from either third-party pricing services, non-binding broker quotes, or other model-based valuation techniques.
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
February 25, 2022
We have served as the Company’s auditor since 2010.

Ameriprise Certificate Company
Consolidated Statements of Operations

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Investment Income:
Interest income:
Available-for-Sale securities	$59,409	$123,900	$212,395
Commercial mortgage loans and syndicated loans	8,116	9,780	11,804
Cash and cash equivalents	612	2,289	10,593
Certificate loans	8	12	12
Dividends	1	—	1
Other	394	205	97
Total investment income	68,540	136,186	234,902
Investment Expenses:
Ameriprise Financial and affiliated company fees:
Distribution	6,805	16,778	20,381
Investment advisory and services	13,790	16,672	17,933
Transfer agent	6,957	8,390	8,996
Depository	90	94	100
Other	717	485	440
Total investment expenses	28,359	42,419	47,850
Net investment income before provision for certificate reserves and income taxes	40,181	93,767	187,052
Provision for Certificate Reserves:
According to the terms of the certificates:
Provision for certificate reserves	249	417	574
Interest on additional credits	1	1	1
Additional credits/interest authorized by ACC	10,031	56,845	129,356
Total provision for certificate reserves before reserve recoveries	10,281	57,263	129,931
Reserve recoveries from terminations prior to maturity	(760)	(874)	(924)
Net provision for certificate reserves	9,521	56,389	129,007
Net investment income before income taxes	30,660	37,378	58,045
Income tax expense	7,467	8,984	13,908
Net investment income, after-tax	23,193	28,394	44,137
Net realized gain (loss) on investments:
Securities of unaffiliated issuers before income taxes	2,598	1,349	(279)
Income tax expense (benefit)	545	283	(59)
Net realized gain (loss) on investments, after-tax	2,053	1,066	(220)
Net income	$25,246	$29,460	$43,917
See Notes to Consolidated Financial Statements.

Ameriprise Certificate Company
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Net income	$25,246	$29,460	$43,917
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period	(16,097)	22,763	46,247
Reclassification of net (gains) losses on securities included in net income	(863)	(2,330)	(153)
Total other comprehensive income (loss), net of tax	(16,960)	20,433	46,094
Total comprehensive income (loss)	$8,286	$49,893	$90,011
See Notes to Consolidated Financial Statements.

Ameriprise Certificate Company
Consolidated Balance Sheets

	December 31,
	2021	2020
	(in thousands, except share data)
ASSETS
Qualified Assets
Investments in unaffiliated issuers:
Cash and cash equivalents	$689,792	$562,652
Available-for-Sale securities:
Fixed maturities, at fair value (amortized cost: 2021, $4,710,303; 2020, $6,334,451)	4,728,811	6,375,260
Commercial mortgage loans and syndicated loans, at cost (allowance for credit losses: 2021, $1,518; 2020, $3,190; fair value: 2021, $223,495; 2020, $274,739)	221,569	269,540
Equity securities, at fair value (cost: 2021, nil; 2020, $115)	—	56
Certificate loans – secured by certificate reserves, at cost, which approximates fair value	83	212
Total investments	5,640,255	7,207,720
Receivables:
Dividends and interest	5,159	8,420
Receivables from brokers, dealers and clearing organizations	4,920	7,519
Other receivables	403	360
Total receivables	10,482	16,299
Derivative assets	44,135	66,663
Total qualified assets	5,694,872	7,290,682
Other Assets:
Taxes receivable from parent	50	—
Due from related party	23	74
Total other assets	73	74
Total assets	$5,694,945	$7,290,756
See Notes to Consolidated Financial Statements.

Ameriprise Certificate Company

Consolidated Balance Sheets (continued)
	December 31,
	2021	2020
	(in thousands, except share data)
LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities
Certificate reserves
Installment certificates:
Reserves to mature	$6,112	$6,016
Fully paid certificates:
Reserves to mature	5,290,301	6,746,568
Additional credits and accrued interest	3,647	7,447
Due to unlocated certificate holders	429	400
Total certificate reserves	5,300,489	6,760,431
Accounts payable and accrued liabilities:
Due to related party	1,958	1,056
Taxes payable to parent	373	810
Payables to brokers, dealers and clearing organizations	7,862	10,256
Total accounts payable and accrued liabilities	10,193	12,122
Derivative liabilities	41,470	59,924
Deferred taxes, net	4,557	8,242
Other liabilities	18,206	29,293
Total liabilities	5,374,915	6,870,012

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	302,709	341,700
Retained earnings:
Appropriated for pre-declared additional credits and interest	—	21
Appropriated for additional interest on advance payments	15	15
Unappropriated	70	44,812
Accumulated other comprehensive income (loss), net of tax	15,736	32,696
Total shareholder’s equity	320,030	420,744
Total liabilities and shareholder’s equity	$5,694,945	$7,290,756
See Notes to Consolidated Financial Statements.

Ameriprise Certificate Company
Consolidated Statements of Shareholder’s Equity

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
				Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Unappropriated
	(in thousands, except share data)
Balance at January 1, 2019	150,000	$1,500	$285,017	$910	$15	$155,251	$(33,831)	$408,862
Correction of the misclassification (1)	—	—	42,183	—	—	(29,482)	—	12,701
Cumulative effect of adoption of premium amortization on purchased callable debt securities guidance	—	—	—	—	—	(107)	—	(107)
Net income	—	—	—	—	—	43,917	—	43,917
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	46,094	46,094
Transfer to unappropriated from appropriated	—	—	—	(589)	—	589	—	—
Dividend to parent	—	—	—	—	—	(73,701)	—	(73,701)
Receipt of capital from parent	—	—	4,500	—	—	—	—	4,500
Balance at December 31, 2019	150,000	1,500	331,700	321	15	96,467	12,263	442,266
Cumulative effect of adoption of current expected credit losses guidance	—	—	—	—	—	585	—	585
Net income	—	—	—	—	—	29,460	—	29,460
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	20,433	20,433
Transfer to unappropriated from appropriated	—	—	—	(300)	—	300	—	—
Dividend to parent	—	—	—	—	—	(82,000)	—	(82,000)
Receipt of capital from parent	—	—	10,000	—	—	—	—	10,000
Balance at December 31, 2020	150,000	1,500	341,700	21	15	44,812	32,696	420,744
Net income	—	—	—	—	—	25,246	—	25,246
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(16,960)	(16,960)
Transfer to unappropriated from appropriated	—	—	—	(21)	—	21	—	—
Dividend to parent	—	—	—	—	—	(70,009)	—	(70,009)
Return of capital to parent	—	—	(38,991)	—	—	—	—	(38,991)
Balance at December 31, 2021	150,000	$1,500	$302,709	$—	$15	$70	$15,736	$320,030
(1) See Note 1 for more information.
See Notes to Consolidated Financial Statements.

Ameriprise Certificate Company
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Cash Flows from Operating Activities
Net income	$25,246	$29,460	$43,917
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, accretion of discounts, net	2,382	(8,838)	(32,856)
Deferred income tax expense (benefit)	1,657	2,626	(2,716)
Net realized (gain) loss on Available-for-Sale securities	(1,093)	(2,950)	(194)
Other net realized (gain) loss	167	662	473
Provision for credit losses	(1,672)	939	—
Changes in operating assets and liabilities:
Dividends and interest receivable	4,560	25,092	45,114
Certificate reserves, net	(3,032)	(4,999)	8,744
Taxes payable to/receivable from parent, net	(487)	1,277	1,264
Derivatives, net of collateral	224	7	434
Other liabilities	(7,237)	(13,453)	9,862
Other receivables	(43)	(142)	(36)
Payables to brokers, dealers and clearing organizations	—	—	(21,451)
Other, net	1,055	(1,936)	(132)
Net cash provided by (used in) operating activities	21,727	27,745	52,423

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	—	—	9,689
Maturities, redemptions and calls	4,637,978	4,779,020	5,305,739
Purchases	(3,015,291)	(3,798,529)	(4,929,747)
Commercial mortgage loans and syndicated loans:
Sales, maturities and repayments	74,945	40,759	52,826
Purchases and fundings	(26,486)	(41,761)	(64,456)
Equity securities:
Sales	48	113	—
Certificate loans, net	129	4	27
Net cash provided by (used in) investing activities	1,671,323	979,606	374,078

Cash Flows from Financing Activities
Payments from certificate holders and other additions	2,733,012	4,259,469	5,110,412
Certificate maturities and cash surrenders	(4,189,922)	(5,016,362)	(5,488,797)
Capital contribution from parent	—	10,000	4,500
Dividend to parent	(70,009)	(82,000)	(73,701)
Return of capital to parent	(38,991)	—	—
Net cash provided by (used in) financing activities	(1,565,910)	(828,893)	(447,586)

Net increase (decrease) in cash and cash equivalents	127,140	178,458	(21,085)
Cash and cash equivalents at beginning of period	562,652	384,194	405,279
Cash and cash equivalents at end of period	$689,792	$562,652	$384,194

Supplemental disclosures including non-cash transactions:
Cash paid (received) for income taxes	$7,054	$5,558	$15,133
Cash paid for interest	14,721	63,532	131,930
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
As of December 31, 2021, ACC offered four different certificate products to the public. ACC is impacted by significant changes in interest rates as interest crediting rates on certificate products generally reset at shorter intervals than the change in the yield on ACC’s investment portfolio. The specified maturities of most of ACC’s certificate products range from ten to twenty years. Within that maturity period, most certificates have interest crediting rate terms ranging from three to 48 months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at term’s end however; the Cash Reserve Certificate is a fully liquid product and can be surrendered at any time without penalty. In addition, two types of certificate products (only one currently sold) have interest tied, in whole or in part, to a broad-based stock market index. In general, ACC’s certificate products are available as qualified investments for Individual Retirement Accounts, 401(k) plans and other qualified retirement plans.
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
Prior to 2019, ACC had an agreement with Ameriprise Financial to settle with cash the change in its deferred federal income taxes on a quarterly basis. In 2019, it was determined that the cash settlements should have been reflected as a capital contribution for cash receipts from Ameriprise Financial and a dividend for cash payments to Ameriprise Financial. The deferred federal income taxes should have remained on ACC’s Consolidated Balance Sheet as the related assets and liabilities remained on ACC’s Consolidated Balance Sheet. ACC’s Consolidated Balance Sheet as of December 31, 2019 was adjusted to reflect the cumulative amount of cash receipts from and cash payments to Ameriprise Financial for the settlement of deferred federal income taxes as contributions and dividends, respectively. The correction of the misclassification resulted in a $42.2 million increase to additional paid-in capital and a $42.2 million decrease to retained earnings as of December 31, 2019. ACC’s payment of $12.7 million to Ameriprise Financial in 2019 was reflected as a dividend and was included in the $42.2 million decrease to retained earnings. The impact to prior period financial statements was not material.
Amounts Based on Estimates and Assumptions
Accounting estimates are an integral part of the Consolidated Financial Statements. In part, they are based upon assumptions concerning future events. Among the more significant are those that relate to investment securities valuation and the recognition of credit losses or impairments and income taxes and the recognition of deferred tax assets and liabilities. These accounting estimates reflect the best judgment of management and actual results could differ.
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

Available-for-Sale Securities
Available-for-Sale securities are carried at fair value with unrealized gains (losses) recorded in Accumulated other comprehensive income (loss) (“AOCI”), net of income taxes. Available-for-Sale securities are recorded within Investments in unaffiliated issuers. Gains and losses are recognized on a trade date basis in the Consolidated Statements of Operations upon disposition of the securities.
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
Management has elected to exclude accrued interest in its measurement of the allowance for credit losses for Available-for-Sale securities. Accrued interest on Available-for-Sale securities is recorded as earned in Receivables. Available-for-Sale securities are placed on nonaccrual status when the accrued balance becomes 90 days past due or earlier based on management’s evaluation of the facts and circumstances of each security under review. All previously accrued interest is reversed through Investment income.
Equity Securities
Equity securities are recorded at fair value with changes in fair value reflected in Net realized gain (loss) on investments.
Financing Receivables
Commercial Loans
Commercial loans include commercial mortgage loans and syndicated loans and are recorded at amortized cost less the allowance for credit losses. Commercial mortgage loans and syndicated loans are recorded within Investments in unaffiliated issuers. Commercial mortgage loans are loans on commercial properties that are originated by ACC. Syndicated loans represent ACC’s investment in loan syndications originated by unrelated third parties.
Interest income is accrued as earned on the unpaid principal balances of the loans. Interest income recognized on commercial mortgage loans and syndicated loans is recorded in Investment income.
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
Certificate Loans
Certificate loans are recorded within Investments in unaffiliated issuers. When originated, the loan balances do not exceed the cash surrender value of the underlying products. As there is minimal risk of loss related to certificate loans, ACC does not record an allowance for credit losses.
Interest income is accrued as earned on the unpaid principal balances of the loans. Interest income recognized on certificate loans is recorded in Investment income.
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
Certificate Reserves
Investment certificates may be purchased either with a lump-sum payment or by installment payments. Certificate product owners are entitled to receive, at maturity, a definite sum of money. Payments from certificate owners are credited to Certificate reserves. Investment certificate reserves accumulate interest at specified percentage rates as declared by ACC. Reserves also are maintained for advance payments made by certificate owners, accrued interest thereon, and for additional credits in excess of minimum guaranteed rates and accrued interest thereon. On certificates allowing for the deduction of a surrender charge, the cash surrender values may be less than accumulated investment certificate reserves prior to maturity dates. Cash surrender values on certificates allowing for no surrender charge are equal to certificate reserves. The payment distribution, reserve accumulation rates, cash surrender values, reserve values and other matters are governed by the 1940 Act.
Certain certificates offer a return based on the relative change in a stock market index. The certificates with an equity-based return contain embedded derivatives, which are carried at fair value within Certificate reserves. The fair values of these embedded derivatives incorporate current market data inputs. Changes in fair value are reflected within Provision for certificate reserves.
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
ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Based on analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of December 31, 2021.
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
2. Deposit of Assets and Maintenance of Qualified Assets
Under the provisions of its certificates and the 1940 Act, ACC was required to have cash and “qualified assets” (as defined in Section 28(b) of the 1940 Act, as modified by an exemptive order of the SEC) in the amount of $5.3 billion and $6.8 billion as of December 31, 2021 and 2020, respectively. ACC reported Qualified Assets of $5.7 billion and $7.2 billion as of December 31, 2021 and 2020, respectively. Qualified Assets excluded net unrealized pretax gains on Available-for-Sale securities of $18.5 million and $40.8 million as of December 31, 2021 and 2020, respectively. Additionally, Qualified Assets excluded payables to brokers, dealers and clearing organizations of $7.9 million and $10.3 million as of December 31, 2021 and 2020, respectively.
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
Pursuant to provisions of the certificates, the 1940 Act, the Depository and Custodial Agreement and requirements of various states, Qualified Assets of ACC were deposited as follows:

	December 31, 2021
	Deposits	Required Deposits	Excess
	(in thousands)
Deposits to meet certificate liability requirements:
Pennsylvania and New Jersey (at market value)	$250	$130	$120
Texas and Illinois (at par value)	156	150	6
Custodian	5,603,782	5,301,158	302,624
Total	$5,604,188	$5,301,438	$302,750

	December 31, 2020
	Deposits	Required Deposits	Excess
	(in thousands)
Deposits to meet certificate liability requirements:
Pennsylvania and New Jersey (at market value)	$269	$130	$139
Texas and Illinois (at par value)	213	150	63
Custodian	7,147,906	6,763,328	384,578
Total	$7,148,388	$6,763,608	$384,780
The assets on deposit with the Custodian (or its subcustodian) as of December 31, 2021 and 2020 consisted of securities and other loans having a deposit value of $4.8 billion and $6.5 billion, respectively, mortgage loans on real estate of $115.9 million and $122.3 million, respectively, and other investments of $672.3 million and $544.3 million, respectively. There were $7.9 million and $10.0 million of payables to brokers, dealers and clearing organizations related to these assets on deposit as of December 31, 2021 and 2020, respectively.
Ameriprise Trust Company (“ATC”) is the Custodian for ACC. ATC has appointed JPMorgan Chase Bank, N.A. as its subcustodian. See Note 7 for information on related party transactions.

3. Investments
Investments in unaffiliated issuers were as follows:

	December 31,
	2021	2020
	(in thousands)
Available-for-Sale securities: Fixed maturities, at fair value (allowance for credit losses: 2021 and 2020, nil; amortized cost: 2021, $4,710,303; 2020, $6,334,451)	$4,728,811	$6,375,260
Commercial mortgage loans and syndicated loans, at cost (allowance for credit losses: 2021, $1,518; 2020, $3,190; fair value: 2021, $223,495; 2020, $274,739)	221,569	269,540
Equity securities, at fair value (cost: 2021, nil; 2020, $115)	—	56
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	83	212
Total	$4,950,463	$6,645,068
Available-for-Sale securities distributed by type were as follows:

Description of Securities	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Residential mortgage backed securities	$1,680,371	$15,708	$(2,531)	$1,693,548
Corporate debt securities	51,201	849	—	52,050
Commercial mortgage backed securities	1,164,516	2,449	(1,036)	1,165,929
Asset backed securities	502,328	3,265	(333)	505,260
State and municipal obligations	11,954	94	(4)	12,044
U.S. government and agency obligations	1,299,933	64	(17)	1,299,980
Total	$4,710,303	$22,429	$(3,921)	$4,728,811

Description of Securities	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Residential mortgage backed securities	$2,496,350	$35,943	$(2,368)	$2,529,925
Corporate debt securities	264,199	5,621	—	269,820
Commercial mortgage backed securities	1,475,446	7,150	(9,818)	1,472,778
Asset backed securities	626,777	4,778	(991)	630,564
State and municipal obligations	16,839	327	—	17,166
U.S. government and agency obligations	1,454,840	167	—	1,455,007
Total	$6,334,451	$53,986	$(13,177)	$6,375,260
As of December 31, 2021 and 2020, accrued interest of $4.2 million and $7.4 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Receivables.
As of December 31, 2021 and 2020, investment securities with a fair value of $66 thousand and $242 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.
As of December 31, 2021 and 2020, fixed maturity securities comprised approximately 84% and 88%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. As of both December 31, 2021 and 2020, no securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC.

A summary of fixed maturity securities by rating was as follows:

Ratings	December 31, 2021			December 31, 2020
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$4,556,729	$4,570,394	97%	$5,774,067	$5,803,399	91%
AA	54,137	55,093	1	219,978	223,221	3
A	72,913	75,140	2	165,442	169,520	3
BBB	20,442	22,061	—	166,734	170,885	3
Below investment grade	6,082	6,123	—	8,230	8,235	—
Total fixed maturities	$4,710,303	$4,728,811	100%	$6,334,451	$6,375,260	100%
As of December 31, 2021 and 2020, approximately 30% and 34%, respectively, of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. As of December 31, 2021, ACC had eight commercial mortgage backed securities totaling $307.3 million and three asset backed securities totaling $119.9 million between 12% and 10% of total equity. As of December 31, 2020, there were no holdings greater than 10% of total equity.
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	December 31, 2021
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	43	$295,433	$(1,733)	48	$114,067	$(798)	91	$409,500	$(2,531)
Commercial mortgage backed securities	25	538,380	(842)	3	55,352	(194)	28	593,732	(1,036)
Asset backed securities	5	117,631	(119)	5	92,986	(214)	10	210,617	(333)
State and municipal obligations	1	996	(4)	—	—	—	1	996	(4)
U.S. government and agency obligations	9	469,836	(17)	—	—	—	9	469,836	(17)
Total	83	$1,422,276	$(2,715)	56	$262,405	$(1,206)	139	$1,684,681	$(3,921)

Description of Securities	December 31, 2020
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	49	$144,057	$(751)	56	$317,650	$(1,617)	105	$461,707	$(2,368)
Commercial mortgage backed securities	20	406,473	(4,810)	11	177,503	(5,008)	31	583,976	(9,818)
Asset backed securities	5	49,916	(214)	10	151,440	(777)	15	201,356	(991)
Total	74	$600,446	$(5,775)	77	$646,593	$(7,402)	151	$1,247,039	$(13,177)
As part of ACC’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the year ended December 31, 2021 is primarily attributable to tightening of credit spreads. ACC did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. ACC does not intend to sell these securities and does not believe that it is more likely than not that ACC will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of December 31, 2021 and 2020, approximately 97% and 96%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
There were no amounts recognized in the allowance for credit losses on Available-for-Sale securities for the years ended December 31, 2021 and 2020.

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
The following table presents a rollforward of the net unrealized gains (losses) on Available-for-Sale securities included in AOCI:

	Net Unrealized Gains (Losses) on Securities	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Gains (Losses) on Securities
	(in thousands)
Balance at January 1, 2019	$(46,958)	$13,127	$(33,833)
Net unrealized gains (losses) on securities arising during the period (1)	61,110	(14,863)	46,247
Reclassification of net (gains) losses on securities included in net income	(194)	41	(153)
Balance at December 31, 2019	13,958	(1,695)	12,263
Net unrealized gains (losses) on securities arising during the period (1)	29,802	(7,039)	22,763
Reclassification of net (gains) losses on securities included in net income	(2,950)	620	(2,330)
Balance at December 31, 2020	40,810	(8,114)	32,696
Net unrealized gains (losses) on securities arising during the period (1)	(21,208)	5,111	(16,097)
Reclassification of net (gains) losses on securities included in net income	(1,093)	230	(863)
Balance at December 31, 2021	$18,509	$(2,773)	$15,736
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
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net realized gain (loss) on investments were as follows:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Gross realized gains	$1,132	$2,950	$265
Gross realized losses	(39)	—	(71)
Total	$1,093	$2,950	$194
Available-for-Sale securities by contractual maturity as of December 31, 2021 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$1,328,615	$1,328,968
Due after one year through five years	34,266	34,856
Due after five years through 10 years	207	250
	1,363,088	1,364,074
Residential mortgage backed securities	1,680,371	1,693,548
Commercial mortgage backed securities	1,164,516	1,165,929
Asset backed securities	502,328	505,260
Total	$4,710,303	$4,728,811
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

Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses for the year ended December 31:

Commercial Loans
(in thousands)
Balance, January 1, 2021	$3,190
Provisions	(1,672)
Balance, December 31, 2021	$1,518

Commercial Loans
(in thousands)
Balance, December 31, 2019 (1)	$3,022
Cumulative effect of adoption of current expected credit losses guidance	(771)
Balance, January 1, 2020	2,251
Provisions	939
Balance, December 31, 2020	$3,190
(1) Prior to January 1, 2020, the allowance for credit losses was based on an incurred loss model that did not require estimating expected credit losses over the expected life of the asset.

Commercial Loans
(in thousands)
Balance, January 1, 2019	$3,120
Charge-offs	(98)
Balance, December 31, 2019	$3,022
As of December 31, 2021 and 2020, accrued interest on commercial loans was $0.9 million and $1.0 million , respectively, and is recorded in receivables on the Consolidated Balance Sheets and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the years ended December 31, 2021, 2020 and 2019, ACC purchased $11.2 million, $33.1 million and $40.3 million, respectively, of syndicated loans and sold $13.7 million, $4.3 million and $10.8 million, respectively, of syndicated loans.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $1.1 million and $2.9 million as of December 31, 2021 and 2020, respectively. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were nil as of both December 31, 2021 and 2020. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. Total commercial mortgage loan modifications in 2020 due to the COVID-19 pandemic consisted of five loans with a total unpaid balance of $8.9 million. Modifications primarily consisted of short-term forbearance and interest only payments. As of December 31, 2020, all loans had returned to their normal payment schedules. There were no modifications due to COVID-19 during the year ended December 31, 2021. Total commercial mortgage loans past due were nil as of both December 31, 2021 and 2020.

The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	December 31, 2021
Loan-to-Value Ratio	2021	2020	2019	2018	2017	Prior	Total
	(in thousands)
> 100%	$—	$—	$—	$—	$—	$—	$—
80% - 100%	—	—	—	—	—	—	—
60% - 80%	1,779	4,151	1,436	7,581	2,960	4,962	22,869
40% - 60%	5,429	3,000	10,788	—	7,614	7,833	34,664
< 40%	4,996	—	2,345	5,798	10,532	35,236	58,907
Total	$12,204	$7,151	$14,569	$13,379	$21,106	$48,031	$116,440

	December 31, 2020
Loan-to-Value Ratio	2020	2019	2018	2017	2016	Prior	Total
	(in thousands)
> 100%	$—	$—	$—	$—	$—	$—	$—
80% - 100%	—	—	3,344	—	—	—	3,344
60% - 80%	4,237	13,002	—	3,050	—	3,657	23,946
40% - 60%	3,000	7,331	—	7,788	1,379	8,076	27,574
< 40%	—	1,531	11,004	11,430	5,564	38,857	68,386
Total	$7,237	$21,864	$14,348	$22,268	$6,943	$50,590	$123,250
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type.
In addition, ACC reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31,		December 31,
	2021	2020	2021	2020
	(in thousands)
East North Central	$11,166	$8,926	10%	7%
East South Central	2,939	3,614	3	3
Middle Atlantic	15,581	13,211	13	11
Mountain	7,567	12,863	6	10
New England	6,766	6,983	6	6
Pacific	37,881	41,284	32	34
South Atlantic	19,574	17,550	17	14
West North Central	5,893	6,668	5	5
West South Central	9,073	12,151	8	10
	116,440	123,250	100%	100%
Less: allowance for loan losses	493	931
Total	$115,947	$122,319

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31,		December 31,
	2021	2020	2021	2020
	(in thousands)
Apartments	$32,457	$33,460	28%	27%
Industrial	25,738	25,971	22	21
Mixed use	10,938	11,532	10	10
Office	16,470	14,332	14	12
Retail	28,026	37,307	24	30
Hotel	114	300	—	—
Other	2,697	348	2	—
	116,440	123,250	100%	100%
Less: allowance for loan losses	493	931
Total	$115,947	$122,319
Syndicated Loans
The recorded investment in syndicated loans as of December 31, 2021 and 2020 was $106.6 million and $149.5 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. Total syndicated loans past due were nil and $0.8 million as of December 31, 2021 and 2020, respectively. ACC assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	December 31, 2021
Internal Risk Rating	2021	2020	2019	2018	2017	Prior	Total
	(in thousands)
Risk 5	$—	$—	$1,149	$340	$—	$—	$1,489
Risk 4	—	—	—	—	959	2,491	3,450
Risk 3	—	—	4,202	4,806	4,777	4,700	18,485
Risk 2	3,688	4,606	7,215	9,109	11,048	8,000	43,666
Risk 1	4,432	2,755	3,320	7,807	12,429	8,813	39,556
Total	$8,120	$7,361	$15,886	$22,062	$29,213	$24,004	$106,646

	December 31, 2020
Internal Risk Rating	2020	2019	2018	2017	2016	Prior	Total
	(in thousands)
Risk 5	$—	$—	$266	$—	$—	$786	$1,052
Risk 4	—	—	977	2,148	—	2,317	5,442
Risk 3	—	1,935	2,231	6,309	3,145	6,543	20,163
Risk 2	6,970	14,516	16,643	17,946	3,338	10,397	69,810
Risk 1	3,443	7,109	12,260	14,796	5,535	9,870	53,013
Total	$10,413	$23,560	$32,377	$41,199	$12,018	$29,913	$149,480
Certificate Loans
Certificate loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to certificate loans, ACC does not record an allowance for credit losses.
Troubled Debt Restructurings
There were no loans accounted for as a troubled debt restructuring by ACC during the years ended December 31, 2021, 2020 and 2019. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

5. Certificate Reserves
Reserves maintained on outstanding certificates have been computed in accordance with the provisions of the certificates and Section 28 of the 1940 Act. The average rates of accumulation on certificate reserves were as follows:

	December 31, 2021
	Reserve Balance	Average Gross Accumulation Rates (3)	Average Additional Credit Rates (4)
	(in thousands, except percentages)
Installment certificates:
Reserves to mature:
Without guaranteed rates (1)	$6,112	0.25%	0.25%
Fully paid certificates:
Reserves to mature:
With guaranteed rates	4,592	3.20%	0.01%
Without guaranteed rates (1)	5,012,286	0.10%	0.10%
Equity indexed (2)	273,423	N/A	N/A
Additional credits and accrued interest:
With guaranteed rates	20	3.06%	—
Without guaranteed rates (1)	3,627	N/A	N/A
Due to unlocated certificate holders	429	N/A	N/A
Total	$5,300,489

	December 31, 2020
	Reserve Balance	Average Gross Accumulation Rates (3)	Average Additional Credit Rates (4)
	(in thousands, except percentages)
Installment certificates:
Reserves to mature:
Without guaranteed rates (1)	$6,016	0.51%	0.51%
Fully paid certificates:
Reserves to mature:
With guaranteed rates	5,377	3.18%	0.01%
Without guaranteed rates (1)	6,367,062	0.26%	0.26%
Equity indexed (2)	374,129	N/A	N/A
Additional credits and accrued interest:
With guaranteed rates	33	3.00%	—
Without guaranteed rates (1)	7,414	N/A	N/A
Due to unlocated certificate holders	400	N/A	N/A
Total	$6,760,431
N/A Not Applicable
(1) There is no minimum rate of accrual on these reserves. Interest is declared periodically, quarterly, or annually in accordance with the terms of the separate series of certificates.
(2) Ameriprise Stock Market Certificate and Ameriprise Market Strategy Certificate enable the certificate owner to participate in any relative rise in a major stock market index up to a cap without risking loss of principal. The certificates have market participation terms of 52, 104 or 156 weeks and may continue for up to 15 years. The reserve balances on these certificates as of December 31, 2021 and 2020 were $290.4 million and $397.1 million, respectively.
(3) The average gross accumulation rate is the additional credit rate plus the guaranteed minimum rate, if applicable, based on the weighted-average reserves as of December 31, 2021 and 2020.
(4) The average additional credit rate is the declared interest rate in excess of the guaranteed minimum rate, if applicable, based on the weighted-average reserves as of December 31, 2021 and 2020.
On certain series of single payment certificates, additional interest is pre-declared for periods greater than one year. The retained earnings appropriated for the pre-declared additional interest as of December 31, 2021 and 2020 was nil and $21 thousand, respectively, which reflects the difference between certificate reserves on these series, calculated on a statutory basis, and the reserves maintained per books.

The carrying amounts of net certificate reserves consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Reserves with terms of one year or less	$5,131,740	$6,521,498
Other	168,749	238,933
Total certificate reserves	5,300,489	6,760,431
Unapplied certificate transactions	467	2,315
Certificate loans and accrued interest	(85)	(215)
Total	$5,300,871	$6,762,531
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
ACC has also entered into a written understanding with the Minnesota Department of Commerce that ACC will maintain capital equal to at least 5% of the assets of ACC (less outstanding certificate loans). To the extent that payment of a dividend would decrease this ratio below the required 5%, payment of a dividend would be restricted. When computing its capital for these purposes, ACC values its assets on the basis of statutory accounting for insurance companies rather than GAAP. ACC is subject to examination and supervision by the Minnesota Department of Commerce (Banking Division). ACC was in compliance with the capital requirements of the SEC and the Minnesota Department of Commerce during the years ended December 31, 2021 and 2020.
Ameriprise Financial and ACC entered into a Capital Support Agreement on March 2, 2009, pursuant to which Ameriprise Financial agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements. Effective April 30, 2014, this agreement was amended to revise the maximum commitment to $50.0 million. For both years ended December 31, 2021 and 2020, Ameriprise Financial did not infuse any additional capital into ACC under this agreement.
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
The following is a general description of the basis for determining distribution fees for ACC’s products:
•Ameriprise Cash Reserve Certificates have contractual distribution fee rates of 0.02% of the initial payment on the issue date of the certificate and 0.02% of the certificate’s reserve at the beginning of the second and subsequent quarters from issue date.
•Ameriprise Flexible Savings Certificates have contractual distribution fee rates of 0.04% of the initial investment amount on the first day of the certificate’s term and 0.04% of the certificate’s reserve at the beginning of the second and subsequent quarters from issue date or at the end of the renewal grace period when the renewal corresponds with the quarterly reserve payment for all terms except seven and thirteen months. For seven month terms, Ameriprise Flexible Savings Certificates have contractual distribution fee rates of 0.04% of the initial investment amount on the first day of the certificate’s term, 0.04% of the certificate’s reserve at the beginning of the second quarter from issue date and 0.014% of the certificate’s reserve at the beginning of the last month of the certificate term. For thirteen month terms, Ameriprise Flexible Savings Certificates have contractual distribution fee rates of 0.04% of the initial investment amount on the first day of the certificate’s term, 0.04% of the certificate’s reserve at the beginning of the second, third and fourth quarters from issue date and 0.014% of the certificate’s reserve at the beginning of the last month of the certificate term.
•Ameriprise Stock Market Certificates have contractual distribution fee rates of 0.16%, 0.32% and 0.48% for the 52, 104 and 156 week terms, respectively, of each payment made prior to the beginning of the first certificate’s participation term and of the certificate’s reserve at the beginning of each subsequent participation term.
•Ameriprise Market Strategy Certificates have contractual distribution fee rates of 0.16% of the certificate’s reserve at the beginning of each participation term.

•Ameriprise Installment Certificates have contractual distribution fee rates of 0.25% of all payments received on or after issue of the certificate until the certificate’s maturity date.
•Ameriprise Step-Up Rate Certificates have contractual distribution fee rates of 0.04% of the initial investment amount on the first day of the certificate’s term and 0.04% of the certificate’s reserve at the beginning of the second and subsequent quarters from issue date or at the end of the renewal grace period when the renewal corresponds with the quarterly reserve payment.
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
ACC’s fees payable for distribution, investment advisory, transfer agent and depository services are included in Due to related party. The fees ACC incurred for these services are included in Ameriprise Financial and affiliated company fees.
Dividends and Contributions
ACC received cash contributions of nil and $10.0 million from Ameriprise Financial during the years ended December 31, 2021 and 2020, respectively. ACC received these contributions to maintain compliance with capital requirements and these contributions were outside of the Capital Support Agreement between Ameriprise Financial and ACC. See Note 6 for additional information on the Capital Support Agreement.
ACC paid dividends of $70.0 million and $82.0 million to Ameriprise Financial during the years ended December 31, 2021 and 2020, respectively.
ACC returned contributed capital of $39.0 million and nil to Ameriprise Financial during the years ended December 31, 2021 and 2020, respectively. The payment to Ameriprise Financial was recognized as a reduction of additional paid-in capital as it was in excess of the amount of unappropriated retained earnings available to be paid as a dividend.
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
Level 3    Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$672,275	$—	$672,275
Available-for-Sale securities:
Residential mortgage backed securities	—	1,693,548	—	1,693,548
Corporate debt securities	—	46,046	6,004	52,050
Commercial mortgage backed securities	—	1,165,929	—	1,165,929
Asset backed securities	—	500,369	4,891	505,260
State and municipal obligations	—	12,044	—	12,044
U.S. government and agency obligations	1,299,980	—	—	1,299,980
Total Available-for-Sale securities	1,299,980	3,417,936	10,895	4,728,811
Equity derivative contracts	—	44,135	—	44,135
Total assets at fair value	$1,299,980	$4,134,346	$10,895	$5,445,221

Liabilities
Stock market certificate embedded derivatives	$—	$3,853	$—	$3,853
Equity derivative contracts	3	41,467	—	41,470
Total liabilities at fair value	$3	$45,320	$—	$45,323

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$544,283	$—	$544,283
Available-for-Sale securities:
Residential mortgage backed securities	—	2,529,925	—	2,529,925
Corporate debt securities	—	263,763	6,057	269,820
Commercial mortgage backed securities	—	1,472,778	—	1,472,778
Asset backed securities	—	625,673	4,891	630,564
State and municipal obligations	—	17,166	—	17,166
U.S. government and agency obligations	1,455,007	—	—	1,455,007
Total Available-for-Sale securities	1,455,007	4,909,305	10,948	6,375,260
Equity securities	—	56	—	56
Equity derivative contracts	19	66,644	—	66,663
Total assets at fair value	$1,455,026	$5,520,288	$10,948	$6,986,262

Liabilities
Stock market certificate embedded derivatives	$—	$8,282	$—	$8,282
Equity derivative contracts	—	59,924	—	59,924
Total liabilities at fair value	$—	$68,206	$—	$68,206

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance, January 1, 2021	$6,057	$4,891	$10,948
Total gains (losses) included in:
Net income	—	15	15	(1)
Other comprehensive income (loss)	(53)	(15)	(68)
Transfers into Level 3	3	—	3
Transfers out of Level 3	(3)	—	(3)
Balance, December 31, 2021	$6,004	$4,891	$10,895
Changes in unrealized gains (losses) in net income relating to assets held at December 31, 2021	$—	$15	$15	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at December 31, 2021	$(53)	$(15)	$(68)

	Available-for-Sale Securities				Equity Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance, January 1, 2020	$14,270	$4,834	$19,104		$72
Total gains (losses) included in:
Net income	(29)	26	(3)	(1)	—
Other comprehensive income (loss)	116	31	147		—
Sales	—	—	—		(113)
Settlements	(8,300)	—	(8,300)		—
Transfers into Level 3	—	—	—		113
Transfers out of Level 3	—	—	—		(72)
Balance, December 31, 2020	$6,057	$4,891	$10,948		$—
Changes in unrealized gains (losses) in net income relating to assets held at December 31, 2020	$—	$26	$26	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at December 31, 2020	$116	$31	$147		$—

	Available-for-Sale Securities						Equity Securities
	Residential Mortgage Backed Securities	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in thousands)
Balance, January 1, 2019	$62,588	$41,842	$19,787	$—	$124,217		$—
Total gains (losses) included in:
Net income	21	(56)	—	17	(18)	(1)	(273)	(2)
Other comprehensive income (loss)	116	484	—	(11)	589		—
Purchases	72,883	—	—	—	72,883		—
Settlements	(6,881)	(28,000)	—	—	(34,881)		—
Transfers into Level 3	—	—	—	4,828	4,828		465
Transfers out of Level 3	(128,727)	—	(19,787)	—	(148,514)		(120)
Balance, December 31, 2019	$—	$14,270	$—	$4,834	$19,104		$72
Changes in unrealized gains (losses) in net income relating to assets held at December 31, 2019	$—	$(46)	$—	$17	$(29)	(1)	$(276)	(2)
(1) Included in Investment income.
(2) Included in Net realized gain (loss) on investments before income taxes.

Securities transferred from Level 3 primarily represent securities with fair values that are obtained from a third-party pricing service with observable inputs. Securities transferred to Level 3 represent securities with fair values that are now based on a single non-binding broker quote.
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets:

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$6,001	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9%	0.9%

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$6,054	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1%	1.1%
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
Level 3 securities include certain non-agency residential mortgage backed securities, corporate bonds, asset backed securities, commercial mortgage backed securities and equity securities with fair value typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to ACC. ACC’s privately placed corporate bonds are typically based on a single non-binding broker quote.
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
Derivatives
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of December 31, 2021 and 2020. See Note 9 and Note 10 for further information on the credit risk of derivative instruments and related collateral.
Liabilities
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
Derivatives
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of December 31, 2021 and 2020. See Note 9 and Note 10 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
During the reporting periods, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	December 31, 2021
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$105,622	$—	$99,691	$4,703	$104,394
Commercial mortgage loans	115,947	—	—	119,101	119,101
Certificate loans	83	—	83	—	83
Financial Liabilities
Certificate reserves	$5,296,636	$—	$—	$5,289,947	$5,289,947

	December 31, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$147,221	$—	$139,180	$7,838	$147,018
Commercial mortgage loans	122,319	—	—	127,721	127,721
Certificate loans	212	—	212	—	212
Financial Liabilities
Certificate reserves	$6,752,149	$—	$—	$6,751,705	$6,751,705
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	December 31, 2021
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$44,135	$—	$44,135	$(41,467)	$(2,635)	$33
Total	$44,135	$—	$44,135	$(41,467)	$(2,635)	$33

	December 31, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$66,644	$—	$66,644	$(59,924)	$(6,693)	$27
Exchange-traded	19	—	19	—	—	19
Total	$66,663	$—	$66,663	$(59,924)	$(6,693)	$46
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	December 31, 2021
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$41,467	$—	$41,467	$(41,467)	$—	$—
Exchange-traded	3	—	3	—	—	3
Total	$41,470	$—	$41,470	$(41,467)	$—	$3

	December 31, 2020
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$59,924	$—	$59,924	$(59,924)	$—	$—
Total	$59,924	$—	$59,924	$(59,924)	$—	$—
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
ACC uses derivatives as economic hedges of equity risk related to Stock Market Certificates (“SMC”). ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	December 31, 2021			December 31, 2020
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Equity contracts (1)	$400,458	$44,135	$41,470	$586,976	$66,663	$59,924
Embedded derivatives
Stock market certificates (2)	N/A	—	3,853	N/A	—	8,282
Total derivatives	$400,458	$44,135	$45,323	$586,976	$66,663	$68,206
N/A Not applicable
(1) The gross fair value of equity contracts is included in Derivative assets and Derivative liabilities.
(2) The gross fair value of SMC embedded derivatives is included in Certificate reserves.
See Note 8 for additional information regarding ACC’s fair value measurement of derivative instruments.
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Years Ended December 31,
		2021	2020	2019
		(in thousands)
Equity contracts
Stock market certificates	Net provision for certificate reserves	$1,403	$1,271	$10,743
Stock market certificates embedded derivatives	Net provision for certificate reserves	(1,173)	(1,214)	(9,317)	(1)
Total		$230	$57	$1,426
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
Ameriprise Step-Up Rate Certificates (“SRC”) offer the ability to step up to a higher crediting rate based upon the then-current rate for a new SRC with the same term. The SRC was closed to new sales effective April 1, 2020. ACC does not currently hedge the interest rate risk related to the SRC product. The SRC product contains an embedded derivative, which was not material as of both December 31, 2021 and 2020.
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
11. Shareholder’s Equity
The following table provides information related to amounts reclassified from AOCI for the years ended December 31:

Accumulated Other Comprehensive Income (Loss) Reclassification	Location of (Gain) Loss Recognized in Income	2021	2020	2019
		(in thousands)
Unrealized net (gains) losses on Available-for-Sale securities	Net realized gain (loss) on investments	$(1,093)	$(2,950)	$(194)
Tax expense (benefit)	Income tax expense (benefit)	230	620	41
Net of tax		$(863)	$(2,330)	$(153)
12. Income Taxes
The components of income tax provision were as follows:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Current income tax:
Federal	$5,738	$5,576	$14,167
State and local	617	1,065	2,398
Total current income tax	6,355	6,641	16,565
Deferred income tax:
Federal	1,397	2,188	(2,295)
State and local	260	438	(421)
Total deferred income tax	1,657	2,626	(2,716)
Total income tax provision	$8,012	$9,267	$13,849
The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 21% were as follows:

	Years Ended December 31,
	2021	2020	2019
Tax at U.S. statutory rate	21.0%	21.0%	21.0%
Changes in taxes resulting from:
State income tax, net	2.1	3.0	2.7
Other	1.0	(0.1)	0.3
Income tax provision	24.1%	23.9%	24.0%
In June 2019, ACC terminated its agreement with Ameriprise Financial to settle with cash the change in its deferred federal income taxes on a quarterly basis. The final settlement was paid during the second quarter of 2019 and effectively repaid all previous deferred federal income tax settlements that ACC had received. During the year ended December 31, 2019, ACC paid Ameriprise Financial $12.7 million for the settlement of deferred federal income taxes.

Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. Deferred income tax assets and liabilities are measured at the statutory rate of 21% as of both December 31, 2021 and 2020. The significant components of ACC’s deferred income tax assets and liabilities, which are included in Deferred taxes, net on the Consolidated Balance Sheets, were as follows:

	December 31,
	2021	2020
	(in thousands)
Deferred income tax assets:
Certificate reserves	$1,057	$2,526
Other	—	81
Total deferred income tax assets	1,057	2,607
Deferred income tax liabilities:
Investment unrealized gains, net	4,441	9,783
Investments, including bond discounts and premiums	1,173	1,066
Total deferred income tax liabilities	5,614	10,849
Net deferred income tax liabilities	$4,557	$8,242
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2021	2020	2019
	(in thousands)
Balance at January 1	$3,531	$3,767	$3,770
Additions based on tax positions related to the current year	316	167	715
Additions for tax positions of prior years	82	—	—
Reductions for tax positions of prior years	—	(194)	(718)
Reductions due to lapse of statute of limitations	(103)	(209)	—
Balance at December 31	$3,826	$3,531	$3,767
If recognized, approximately $3.0 million, $2.8 million and $3.0 million, net of federal tax benefits, of the unrecognized tax benefits as of December 31, 2021, 2020 and 2019, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. ACC estimates that the total amount of gross unrecognized tax benefits may decrease by $1.8 million in the next 12 months primarily due to state exams.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized increases of $102 thousand, $133 thousand and $156 thousand for interest and penalties for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021 and 2020, ACC had a payable of $615 thousand and $513 thousand, respectively, related to accrued interest and penalties.
ACC files income tax returns as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. The federal statute of limitations are closed on years through 2015, except for one issue for 2014 and 2015 which was claimed on amended returns. The Internal Revenue Service (“IRS”) is currently auditing Ameriprise Financial’s U.S. income tax returns for 2016 through 2020. Ameriprise Financial’s or its subsidiaries’, including ACC’s, state income tax returns are currently under examination by various jurisdictions for years ranging from 2015 through 2019.
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

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers
December 31, 2021

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CASH EQUIVALENTS
CERTIFICATE OF DEPOSITS
AUSTRALIA AND NEW ZEALAND BANK	1/3/2022	0.001%	$50,000	$50,000	$50,000
CANADIAN IMPERIAL BANK	1/3/2022	0.001	50,000	50,000	50,000
TOTAL CERTIFICATE OF DEPOSITS				100,000	100,000

COMMERCIAL PAPER
AMERICAN ELECTRIC POWER COMPANY	1/10/2022	—	21,000	20,998	20,998
BALTIMORE GAS AND ELECTRIC CO	1/7/2022	—	48,000	47,998	47,998
CATERPILLAR FINANCIAL SERVICES	1/3/2022	—	21,100	21,100	21,100
DANAHER CORP	1/14/2022	—	50,000	49,995	49,995
DTE GAS CO	1/10/2022	—	29,000	28,998	28,998
DUKE ENERGY CORP	1/4/2022	—	50,000	49,999	49,999
DUKE ENERGY CORP	1/3/2022	—	43,500	43,500	43,500
DUKE ENERGY CORP	1/11/2022	—	30,000	29,998	29,998
EVERGY KANSAS CENTRAL INC	1/3/2022	—	20,000	20,000	20,000
EVERGY MISSOURI WEST INC	1/3/2022	—	15,500	15,500	15,500
EVERGY MISSOURI WEST INC	1/5/2022	—	8,000	8,000	8,000
EVERGY MISSOURI WEST INC	1/12/2022	—	40,000	39,996	39,996
EVERSOURCE ENERGY	1/4/2022	—	20,000	19,999	19,999
EVERSOURCE ENERGY	1/6/2022	—	25,700	25,699	25,699
MCKESSON CORP	1/3/2022	—	50,000	49,999	49,999
ONCOR ELECTRIC DELIVERY COMPANY	1/3/2022	—	15,000	15,000	15,000
PUBLIC SERVICE COMPANY OF COLORADO	1/6/2022	—	30,000	29,999	29,999
SOUTHERN COMPANY GAS CAPITAL	1/7/2022	—	10,000	10,000	10,000
SOUTHERN COMPANY GAS CAPITAL	1/14/2022	—	15,000	14,998	14,998
WEC ENERGY GROUP INC	1/6/2022	—	16,500	16,499	16,499
XCEL ENERGY INC	1/4/2022	—	14,000	14,000	14,000
TOTAL COMMERCIAL PAPER				572,275	572,275
TOTAL CASH EQUIVALENTS				672,275	672,275

FIXED MATURITIES
U.S. GOVERNMENT AND AGENCY OBLIGATIONS
UNITED STATES TREASURY BILL	1/27/2022	—	55,000	54,998	54,999
UNITED STATES TREASURY BILL	2/24/2022	—	100,000	99,992	99,995
UNITED STATES TREASURY BILL	3/24/2022	—	40,000	39,995	39,995
UNITED STATES TREASURY BILL	4/21/2022	—	50,000	49,991	49,990
UNITED STATES TREASURY BILL	6/16/2022	—	50,000	49,970	49,971
UNITED STATES TREASURY BILL	1/6/2022	—	75,000	74,999	75,000
UNITED STATES TREASURY BILL	1/13/2022	—	60,000	59,999	60,000
UNITED STATES TREASURY BILL	1/20/2022	—	60,000	59,998	59,999
UNITED STATES TREASURY BILL	2/3/2022	—	50,000	49,998	49,999
UNITED STATES TREASURY BILL	2/10/2022	—	60,000	59,996	59,998
UNITED STATES TREASURY BILL	2/17/2022	—	60,000	59,996	59,997
UNITED STATES TREASURY BILL	3/3/2022	—	60,000	59,994	59,995
UNITED STATES TREASURY BILL	3/10/2022	—	50,000	49,995	49,996
UNITED STATES TREASURY BILL	3/17/2022	—	60,000	59,994	59,994
UNITED STATES TREASURY BILL	3/31/2022	—	40,000	39,995	39,996
UNITED STATES TREASURY BILL	4/7/2022	—	40,000	39,994	39,993
UNITED STATES TREASURY BILL	4/14/2022	—	40,000	39,994	39,992
F-31

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2021

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

UNITED STATES TREASURY BILL	4/28/2022	—	50,000	49,990	49,988
UNITED STATES TREASURY BILL	5/26/2022	—	75,000	74,979	74,974
UNITED STATES TREASURY BILL	6/2/2022	—	75,000	74,971	74,967
UNITED STATES TREASURY BILL	6/9/2022	—	50,000	49,977	49,975
UNITED STATES TREASURY BILL	6/23/2022	—	50,000	49,961	49,961
UNITED STATES TREASURY BILL	6/30/2022	—	50,000	49,950	49,956
UNITED STATES TREASURY BOND	11/15/2028	5.250	200	207	250
TOTAL U. S. GOVERNMENT AND AGENCY OBLIGATIONS				1,299,933	1,299,980

STATE AND MUNICIPAL OBLIGATIONS
DALLAS FORT WORTH TEXAS INTL AIRPORT	11/1/2023	1.041	250	250	251
DALLAS FORT WORTH TEXAS INTL AIRPORT	11/1/2024	1.229	250	250	250
DALLAS FORT WORTH TEXAS INTL AIRPORT	11/1/2025	1.329	1,000	1,000	996
GREAT LAKES WATER AUTHORITY	7/1/2024	1.604	600	600	606
GREAT LAKES WATER AUTHORITY	7/1/2025	1.654	600	600	605
LONG ISLAND POWER AUTHORITY	3/1/2023	0.764	1,000	1,000	1,001
PORT AUTHORITY OF NEW YORK	7/1/2023	1.086	5,000	5,000	5,027
STATE OF CONNECTICUT	9/15/2022	3.471	2,000	2,000	2,040
STATE OF CONNECTICUT	7/1/2022	2.500	500	502	505
STATE OF CONNECTICUT	7/1/2023	2.000	750	752	763
TOTAL STATE AND MUNICIPAL OBLIGATIONS				11,954	12,044

RESIDENTIAL MORTGAGE BACKED SECURITIES
AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES
FANNIE MAE 06-36 GF	5/25/2036	0.402	2,950	2,962	2,977
FANNIE MAE 07-46 FB	5/25/2037	0.472	793	795	798
FANNIE MAE 09-107 FL	2/25/2038	0.742	1,391	1,398	1,404
FANNIE MAE 13-2 KF	1/25/2037	0.282	4,415	4,406	4,415
FANNIE MAE AF-2015-22C	4/25/2045	0.449	7,947	7,921	7,926
FANNIE MAE AF-2015-42	6/25/2055	0.429	7,518	7,481	7,495
FANNIE MAE AF-2015-91	12/25/2045	0.469	7,830	7,798	7,840
FANNIE MAE FA-2015-4	2/25/2045	0.449	3,038	3,042	3,039
FANNIE MAE FW-2015-84	11/25/2045	0.449	8,343	8,333	8,322
FANNIE MAE 07-6	2/25/2037	0.552	4,831	4,839	4,883
FANNIE MAE 09-101	12/25/2039	0.942	6,358	6,448	6,523
FANNIE MAE 12-133	4/25/2042	0.352	3,587	3,576	3,579
FANNIE MAE 16-2	2/25/2056	0.579	2,607	2,605	2,625
FANNIE MAE 303970	9/1/2024	6.000	18	18	20
FANNIE MAE 545492	2/1/2022	5.500	—	—	—
FANNIE MAE 725558	6/1/2034	1.840	36	36	37
FANNIE MAE 725694	7/1/2034	1.508	107	105	107
FANNIE MAE 725719	7/1/2033	1.575	201	200	205
FANNIE MAE 735034	10/1/2034	1.785	1,995	2,090	2,078
FANNIE MAE 735702	7/1/2035	1.930	1,189	1,221	1,247
FANNIE MAE 794787	10/1/2034	1.710	48	48	49
FANNIE MAE 799733	11/1/2034	1.827	157	160	157
FANNIE MAE 801337	9/1/2034	1.732	1,101	1,155	1,144
FANNIE MAE 801917	10/1/2034	2.070	221	222	222
FANNIE MAE 804561	9/1/2034	2.094	191	191	195
FANNIE MAE 807219	1/1/2035	2.146	378	381	398
F-32

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2021

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE 809532	2/1/2035	2.063	148	149	154
FANNIE MAE 834552	8/1/2035	2.097	143	144	149
FANNIE MAE 889485	6/1/2036	1.961	1,398	1,419	1,463
FANNIE MAE 922674	4/1/2036	2.214	582	595	614
FANNIE MAE 968438	1/1/2038	1.905	950	996	982
FANNIE MAE 995123	8/1/2037	2.175	235	243	246
FANNIE MAE 995548	9/1/2035	1.838	604	617	631
FANNIE MAE 995604	11/1/2035	1.988	1,799	1,888	1,887
FANNIE MAE 995614	8/1/2037	1.084	350	368	353
FANNIE MAE AB5230	5/1/2027	2.500	3,069	3,106	3,188
FANNIE MAE AD0901	4/1/2040	2.099	1,354	1,436	1,419
FANNIE MAE AE0559	12/1/2034	1.914	1,617	1,691	1,687
FANNIE MAE AE0566	8/1/2035	2.035	1,386	1,451	1,453
FANNIE MAE AF-2016-11	3/25/2046	0.599	4,029	4,023	4,029
FANNIE MAE AF-2016-87	11/25/2046	0.499	5,440	5,438	5,425
FANNIE MAE AF-2016-88	12/25/2046	0.539	4,457	4,457	4,459
FANNIE MAE AF-2018-87	12/25/2048	0.399	15,598	15,537	15,572
FANNIE MAE AF-204620	11/15/2042	0.539	4,542	4,535	4,538
FANNIE MAE AL1037	1/1/2037	2.318	1,499	1,587	1,592
FANNIE MAE AL2269	10/1/2040	2.116	1,224	1,299	1,285
FANNIE MAE AL3935	9/1/2037	2.002	3,485	3,668	3,648
FANNIE MAE AL3961	2/1/2039	1.861	1,418	1,493	1,483
FANNIE MAE AL4100	9/1/2036	1.912	2,813	2,955	2,946
FANNIE MAE AL4110	3/1/2037	1.831	2,380	2,493	2,487
FANNIE MAE AL4114	2/1/2039	2.108	2,296	2,429	2,421
FANNIE MAE AO8746	8/1/2027	2.500	5,396	5,503	5,599
FANNIE MAE ARM 190726	3/1/2033	4.825	39	39	39
FANNIE MAE ARM 249907	2/1/2024	2.625	24	24	24
FANNIE MAE ARM 303259	3/1/2025	2.340	7	7	7
FANNIE MAE ARM 545786	6/1/2032	2.290	155	156	156
FANNIE MAE ARM 620293	1/1/2032	2.400	25	25	25
FANNIE MAE ARM 651629	8/1/2032	1.935	62	62	62
FANNIE MAE ARM 655646	8/1/2032	1.965	78	79	79
FANNIE MAE ARM 655798	8/1/2032	1.854	171	171	171
FANNIE MAE ARM 661349	9/1/2032	2.270	73	73	76
FANNIE MAE ARM 661744	10/1/2032	2.102	143	143	148
FANNIE MAE ARM 664750	10/1/2032	1.863	61	61	61
FANNIE MAE ARM 670731	11/1/2032	1.540	53	53	53
FANNIE MAE ARM 670779	11/1/2032	1.540	239	240	240
FANNIE MAE ARM 670890	12/1/2032	1.665	83	83	84
FANNIE MAE ARM 670912	12/1/2032	1.665	68	68	68
FANNIE MAE ARM 670947	12/1/2032	1.665	140	141	141
FANNIE MAE ARM 722779	9/1/2033	1.538	69	69	69
FANNIE MAE ARM 733525	8/1/2033	1.751	236	229	243
FANNIE MAE ARM 739194	9/1/2033	1.861	280	280	289
F-33

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2021

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE ARM 743256	10/1/2033	1.859	57	57	59
FANNIE MAE ARM 743856	11/1/2033	2.213	87	87	90
FANNIE MAE ARM 758873	12/1/2033	1.912	50	50	52
FANNIE MAE AS4507	2/1/2030	3.000	4,823	4,954	5,120
FANNIE MAE AS4878	4/1/2030	3.000	6,021	6,187	6,393
FANNIE MAE BE5622	1/1/2032	2.500	14,550	14,650	15,117
FANNIE MAE BK0933	7/1/2033	3.500	5,947	6,012	6,288
FANNIE MAE CA1265	2/1/2033	3.000	13,001	12,937	13,699
FANNIE MAE CA2283	8/1/2033	3.500	6,310	6,301	6,686
FANNIE MAE DF-2015-38	6/25/2055	0.409	12,253	12,176	12,292
FANNIE MAE DF-2017-16	3/25/2047	0.519	2,324	2,334	2,322
FANNIE MAE F-2019-31	7/25/2049	0.552	25,078	25,067	25,284
FANNIE MAE FA-2013-1	2/25/2043	0.452	5,290	5,307	5,316
FANNIE MAE FA-2015-55	8/25/2055	0.449	5,602	5,582	5,606
FANNIE MAE FA-204624	12/15/2038	0.549	13,454	13,432	13,450
FANNIE MAE FC-2017-51	7/25/2047	0.452	20,304	20,365	20,450
FANNIE MAE FC-2018-73	10/25/2048	0.402	27,044	26,971	27,167
FANNIE MAE FC-2019-76	12/25/2049	0.602	14,401	14,399	14,458
FANNIE MAE FK-2010-123	11/25/2040	0.552	5,969	6,022	6,023
FANNIE MAE FL-2017-4	2/25/2047	0.549	6,005	6,005	5,999
FANNIE MAE FM9247	11/1/2036	2.000	7,648	7,855	7,848
FANNIE MAE FT-2016-84	11/25/2046	0.602	8,296	8,374	8,380
FANNIE MAE GF-204639	3/15/2036	0.549	13,001	12,981	12,997
FANNIE MAE HYBRID ARM 566074	5/1/2031	2.400	163	163	164
FANNIE MAE HYBRID ARM 584507	6/1/2031	2.224	96	95	99
FANNIE MAE KF-2015-27	5/25/2045	0.402	7,282	7,261	7,333
FANNIE MAE MA1144	8/1/2027	2.500	2,582	2,636	2,672
FANNIE MAE MA3391	6/1/2033	3.000	7,012	6,948	7,367
FANNIE MAE WF-2016-68	10/25/2046	0.549	2,990	2,994	2,990
FANNIE MAE_15-50	7/25/2045	0.449	12,355	12,343	12,322
FANNIE MAE_15-93	8/25/2045	0.452	2,756	2,749	2,764
FANNIE MAE_16-11	3/25/2046	0.649	5,249	5,255	5,262
FANNIE MAE_CF-2019-33	7/25/2049	0.572	13,747	13,772	13,876
FANNIE MAE_FA-2020-47	7/25/2050	0.502	37,113	37,113	37,305
FANNIE MAE_YF-204979	6/25/2050	0.552	27,085	27,108	27,257
FREDDIE MAC 1H2520	6/1/2035	2.343	1,625	1,714	1,724
FREDDIE MAC 1N1474	5/1/2037	2.135	53	56	54
FREDDIE MAC 1Q1515	11/1/2038	2.005	6,267	6,604	6,590
FREDDIE MAC 1Q1540	6/1/2040	2.072	2,415	2,573	2,539
FREDDIE MAC 1Q1548	8/1/2038	2.028	2,603	2,734	2,737
FREDDIE MAC 1Q1572	5/1/2038	2.001	5,151	5,423	5,412
FREDDIE MAC 2A-AOT-76	10/25/2037	1.569	4,237	4,298	4,345
FREDDIE MAC 4159 FD	1/15/2043	0.460	4,443	4,458	4,473
FREDDIE MAC_4248	5/15/2041	0.560	6,598	6,608	6,677
FREDDIE MAC 4363 2014 FA	9/15/2041	0.101	1,853	1,857	1,847
FREDDIE MAC_4448	5/15/2040	0.419	5,049	5,024	5,025
F-34

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2021

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FREDDIE MAC 4595	10/15/2037	0.649	3,924	3,924	3,926
FREDDIE MAC 781884	8/1/2034	2.250	196	198	205
FREDDIE MAC 848416	2/1/2041	2.245	2,622	2,735	2,724
FREDDIE MAC 848530	9/1/2039	2.029	1,374	1,447	1,443
FREDDIE MAC 848922	4/1/2037	2.067	1,958	2,077	2,056
FREDDIE MAC 849281	8/1/2037	2.358	2,988	3,169	3,167
FREDDIE MAC AF-204559	3/15/2042	0.599	5,331	5,315	5,329
FREDDIE MAC AF-204615	10/15/2038	0.449	2,780	2,773	2,817
FREDDIE MAC AF-204774	7/15/2042	0.399	5,373	5,369	5,439
FREDDIE MAC ARM 350190	5/1/2022	2.375	2	3	2
FREDDIE MAC ARM 780514	5/1/2033	2.375	94	96	98
FREDDIE MAC ARM 780845	9/1/2033	2.296	44	43	46
FREDDIE MAC ARM 780903	9/1/2033	2.338	90	89	94
FREDDIE MAC ARM 845154	7/1/2022	2.236	1	1	1
FREDDIE MAC ARM 845654	2/1/2024	2.454	25	26	26
FREDDIE MAC ARM 845730	11/1/2023	2.358	13	13	13
FREDDIE MAC ARM 845733	4/1/2024	2.374	17	17	17
FREDDIE MAC ARM 846702	10/1/2029	2.356	1	1	1
FREDDIE MAC C90581	8/1/2022	5.500	2	2	3
FREDDIE MAC C90582	9/1/2022	5.500	4	4	4
FREDDIE MAC F2-20350	9/15/2040	0.444	16,034	16,026	16,079
FREDDIE MAC F4-20328	2/15/2038	0.436	3,245	3,249	3,221
FREDDIE MAC FA-204547	9/15/2040	0.549	4,530	4,524	4,543
FREDDIE MAC FA-204822	5/15/2035	0.360	35,573	35,565	35,686
FREDDIE MAC FB-204495	11/15/2038	0.449	6,798	6,771	6,832
FREDDIE MAC FD-203928	9/15/2041	0.530	16,795	16,913	16,957
FREDDIE MAC FD-204301	7/15/2037	0.510	5,818	5,853	5,870
FREDDIE MAC FHLMC_5080	3/25/2051	0.270	22,077	22,077	21,932
FREDDIE MAC FL-204523	8/15/2038	0.449	5,022	4,997	5,018
FREDDIE MAC G16485	5/1/2033	3.000	8,634	8,577	9,075
FREDDIE MAC G30227	5/1/2023	5.500	43	43	47
FREDDIE MAC GF-204367	3/15/2037	0.449	8,950	8,937	8,915
FREDDIE MAC J32518	8/1/2030	3.000	6,373	6,552	6,703
FREDDIE MAC KF-204560	7/15/2040	0.649	6,658	6,651	6,724
FREDDIE MAC LF-204475	4/15/2040	0.409	1,696	1,696	1,690
FREDDIE MAC WF-204491	8/15/2039	0.419	3,277	3,276	3,263
FREDDIE MAC WF-204681	8/15/2033	0.449	17,011	17,014	17,229
FREDDIE MAC WF-204697	6/15/2038	0.449	11,643	11,648	11,788
FREDDIE MAC WF-204730	8/15/2038	0.449	23,164	23,060	23,220
FREDDIE MAC_JF-204981	6/25/2050	0.502	23,208	23,208	23,381
GINNIE MAE AF-2014-129	10/20/2041	0.399	3,057	3,054	3,082
GINNIE MAE AF-2014-94	11/20/2041	0.549	2,083	2,086	2,069
GINNIE MAE AF-2015-18	2/20/2040	0.429	5,754	5,762	5,751
GINNIE MAE AF-2018-168	12/20/2048	0.504	18,816	18,818	18,906
GINNIE MAE AF-2020-36	3/20/2050	0.554	34,126	34,165	34,189
GINNIE MAE FA-2014-43	3/20/2044	0.504	8,170	8,178	8,232
GINNIE MAE FA-2016-115	8/20/2046	0.504	18,259	18,359	18,395
GINNIE MAE FB-2013-151	2/20/2040	0.454	9,716	9,759	9,769
GINNIE MAE FC-2009-8	2/16/2039	1.008	7,243	7,422	7,376
F-35

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2021

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

GINNIE MAE FC-2018-67	5/20/2048	0.404	5,898	5,902	5,922
GINNIE MAE FD-2018-66	5/20/2048	0.354	4,393	4,393	4,392
GINNIE MAE II 082431	12/20/2039	2.125	2,101	2,181	2,192
GINNIE MAE II 082464	1/20/2040	2.000	799	855	838
GINNIE MAE II 082497	3/20/2040	2.000	1,439	1,523	1,504
GINNIE MAE II 082573	7/20/2040	1.625	1,891	1,956	1,967
GINNIE MAE II 082581	7/20/2040	1.625	2,562	2,737	2,666
GINNIE MAE II 082602	8/20/2040	1.625	4,660	4,984	4,846
GINNIE MAE II 082710	1/20/2041	2.000	1,476	1,533	1,546
GINNIE MAE II 082794	4/20/2041	1.875	2,393	2,546	2,500
GINNIE MAE II ARM 8157	3/20/2023	2.000	7	7	7
GINNIE MAE II ARM 8638	6/20/2025	1.875	21	21	22
GINNIE MAE LF-2015-82	4/20/2041	0.399	3,237	3,237	3,231
GINNIE MAE MF-2016-108	8/20/2046	0.399	669	666	670
TOTAL AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				910,928	917,016

NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES
ADJUSTABLE RATE MORTGAGE TRUST 04-2 6A1	2/25/2035	2.364	130	131	135
ANGEL OAK MORTGAGE TRUST A1-2021-8	11/25/2066	1.820	15,000	15,000	14,998
ANGEL OAK MORTGAGE TRUST A1-2018-3	9/25/2048	3.649	2,155	2,151	2,154
ANGEL OAK MORTGAGE TRUST A1-2019-1	11/25/2048	3.920	5,044	5,035	5,042
ANGEL OAK MORTGAGE TRUST A1-2020-3	4/25/2065	1.691	7,998	7,993	8,016
ANGEL OAK MORTGAGE TRUST A1-2020-5	5/25/2065	1.373	9,790	9,786	9,793
ANGEL OAK MORTGAGE TRUST A1A-2020-2	1/26/2065	2.531	2,914	2,942	2,944
APS RESECURITIZATION TRUST 1A-2016-3	11/27/2066	2.352	9,127	9,103	10,346
APS RESECURITIZATION TRUST 2A-2016-3	11/27/2046	2.352	6,332	6,313	7,748
ARROYO MORTGAGE TRUST A1-2019-1	1/25/2049	3.805	9,340	9,331	9,377
ARROYO MORTGAGE TRUST A1-2019-3	10/25/2048	2.962	6,079	6,075	6,126
BANK OF AMERICA FUNDING CORPORATION 7A1-2015-R4	11/27/2045	1.842	870	869	864
BANK OF AMERICA FUNDING CORPORATION A1-2016-R1	3/25/2040	2.500	733	732	732
BANK OF AMERICA MORTGAGE SECURITY 2004-E 2A6	6/25/2034	2.790	854	851	873
BAYVIEW OPPORTUNITY MASTER FUND A1-2017-RT1	3/28/2057	3.000	4,109	4,119	4,129
BAYVIEW OPPORTUNITY MASTER FUND A-2016-SPL1	4/28/2055	4.000	7,349	7,414	7,378
BAYVIEW OPPORTUNITY MASTER FUND A-2016-SPL2	6/28/2053	4.000	8,624	8,710	8,778
BAYVIEW OPPORTUNITY MASTER FUND A-2017-RT5	5/28/2069	3.500	10,643	10,744	10,774
BAYVIEW OPPORTUNITY MASTER FUND A-2017-RT6	10/28/2057	3.500	11,751	11,873	11,941
BAYVIEW OPPORTUNITY MASTER FUND A-2017-SPL1	10/28/2064	4.000	9,816	9,968	9,930
BAYVIEW OPPORTUNITY MASTER FUND A-2017-SPL2	6/28/2054	4.000	9,811	9,969	10,148
BAYVIEW OPPORTUNITY MASTER FUND A-2017-SPL3	11/28/2053	4.000	7,524	7,645	7,592
BAYVIEW OPPORTUNITY MASTER FUND A-2017-SPL4	1/28/2055	3.500	8,612	8,705	8,739
BAYVIEW OPPORTUNITY MASTER FUND A-2017-SPL5	6/28/2057	3.500	9,723	9,847	9,837
BRAVO RESIDENTIAL FUNDING TRUST A1-2019-NQM2	11/25/2059	2.748	7,655	7,650	7,722
BRAVO RESIDENTIAL FUNDING TRUST A1-2020-RPL1	5/26/2059	2.500	16,973	17,256	17,239
BUNKER HILL LOAN DEPOSITARY A1-2019-2	7/25/2049	2.879	9,586	9,579	9,611
BUNKER HILL LOAN DEPOSITARY A1-2019-3	11/25/2059	2.724	5,142	5,138	5,192
CENTEX HOME EQUITY 2003-A AF4	12/25/2031	4.250	640	637	646
CHASE MORTGAGE FINANCE 07-A1 1A5	2/25/2037	2.326	1,252	1,241	1,265
F-36

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2021

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CITIGROUP MORTGAGE LOAN TRUST 1A1-2015-11	3/25/2035	2.550	2,093	2,094	2,075
CITIGROUP MORTGAGE LOAN TRUST 3A1-2015-5	8/25/2034	2.570	1,132	1,135	1,117
CITIGROUP MORTGAGE LOAN TRUST 4A1-2015-5	4/20/2035	2.528	519	519	518
CITIGROUP MORTGAGE LOAN TRUST A1-2015-PS1	9/25/2042	3.750	2,363	2,384	2,409
CITIGROUP MORTGAGE LOAN TRUST A1-2019-IMC1	7/25/2049	2.720	7,208	7,199	7,204
CITIGROUP MORTGAGE LOAN TRUST A4-2015-A	6/25/2058	4.250	21	21	22
COLT FUNDING LLC A1-2021-6	12/25/2066	1.907	26,000	26,000	26,049
COLT FUNDING LLC COLT_ A1-2020-2R	10/26/2065	1.325	9,147	9,144	9,155
COMMERCIAL TRUST CORPORATION A-2017-7	4/25/2057	3.000	3,347	3,349	3,378
COUNTRYWIDE HOME LOANS 03-46 4A1	1/19/2034	2.235	775	793	770
COUNTYWIDE ALTERNATIVE LOAN 04-33 2A1	12/25/2034	2.974	29	29	29
CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES 04-AR3	4/25/2034	2.557	380	385	383
CREDIT SUISSE MORTGAGE CAPITAL 3A1-2015-7R	10/27/2036	0.242	1,674	1,666	1,668
CREDIT SUISSE MORTGAGE CAPITAL CLASS-20-125	7/25/2049	2.573	11,376	11,367	11,471
CREDIT SUISSE MORTGAGE CAPTIAL 1A1-2015-6R	7/27/2035	2.658	1,507	1,509	1,501
CREDIT SUISSE MORTGAGE CAPTIAL A1-2017-FHA1	4/25/2047	3.250	11,010	11,106	11,347
CREDIT SUISSE MORTGAGE TRUST A1-2017-RPL1	7/25/2057	2.750	10,597	10,583	10,789
CREDIT SUISSE MORTGAGE TRUST A1-2017-RPL3	8/1/2057	4.000	21,964	22,648	23,122
CREDIT SUISSE MORTGAGE TRUST A1-2019-NQM1	10/25/2059	2.656	2,471	2,469	2,489
CREDIT SUISSE MORTGAGE TRUST A1-2020-SPT1	4/25/2065	1.616	7,881	7,881	7,892
CSMC TRUST A1-2021-NQM8	10/25/2066	1.841	30,000	30,000	29,975
ELLINGTON FINANCIAL MORTGAGE A1-2019-2	11/25/2059	2.739	8,664	8,657	8,728
FIRST HORIZON ALTERNATIVE MORTGAGE 04-AA4 A1	10/25/2034	2.311	215	217	223
GMAC MORTGAGE CORPORATION LOAN 2004-AR2 3A	8/19/2034	3.134	224	225	216
GMAC MORTGAGE CORPORATION LOAN 2004-AR2 5A1	8/19/2034	2.806	134	134	129
GOLDMAN SACHS MORTGAGE SECURITIES CORPORATION 05-AR1 2A1	1/25/2035	2.578	716	718	716
GOLDMAN SACHS MORTGAGE SECURITIES CORPORATION A1A-2018-RPL	10/25/2057	3.750	7,439	7,365	7,618
GOVERNMENTAL COLLECTORS ASSOCIATION OF TEXAS A1-2019-NQM3	11/25/2059	2.686	6,703	6,698	6,761
HARBORVIEW MORTGAGE LOAN TRUST 04-10 4A	1/19/2035	2.393	147	148	148
HARBORVIEW MORTGAGE LOAN TRUST 04-7 3A1	11/19/2034	2.209	291	288	296
HARBORVIEW MORTGAGE LOAN TRUST 2004-1 4A	4/19/2034	2.334	134	135	139
HARBORVIEW MORTGAGE LOAN TRUST 2004-4 3A	6/19/2034	1.225	31	31	31
HARBORVIEW MORTGAGE LOAN TRUST 2004-6 5A	8/19/2034	2.351	108	107	107
HOMEWARD OPPORTUNITIES A1-2018-2	11/25/2058	3.985	7,844	7,833	7,887
IMPERIAL FUND MORTGAGE TRUST A1-2021-NQM4	1/25/2057	2.091	29,907	29,907	29,926
J.P. MORGAN MORTGAGE TRUST A11-2019-LTV	12/25/2049	1.002	673	673	673
MERRILL LYNCH MORTGAGE INVESTORS 03-A5 2A6A	8/25/2033	1.989	243	243	244
MERRILL LYNCH MORTGAGE INVESTORS 04-1 2A2	12/25/2034	2.052	135	135	134
MERRILL LYNCH MORTGAGE INVESTORS 05-A1 2A	12/25/2034	2.450	151	151	157
MERRILL LYNCH MORTGAGE INVESTORS 05-A2 A2	2/25/2035	2.838	495	495	495
METLIFE SECURITIZATION TRUST A-2017-1A	4/25/2055	3.000	7,540	7,581	7,680
METLIFE SECURITIZATION TRUST A-2018-1A	3/25/2057	3.750	7,156	7,157	7,377
F-37

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2021

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

MFA TRUST MFRA A1-2020-NQM3	1/26/2065	1.014	4,723	4,722	4,718
MFA TRUST MFRA 20-NQM3	10/25/2051	2.500	24,551	24,874	24,518
MILL CITY MORTGAGE LOAN TRUST A1-2016-1	4/25/2057	2.500	379	378	378
MILL CITY MORTGAGE LOAN TRUST A1-2017-1	11/25/2058	2.750	3,195	3,188	3,211
MILL CITY MORTGAGE LOAN TRUST A1-2017-2	7/25/2059	2.750	6,375	6,382	6,433
MILL CITY MORTGAGE LOAN TRUST A1-2017-3	1/25/2061	2.750	8,544	8,552	8,623
MILL CITY MORTGAGE LOAN TRUST A1-2018-3	8/25/2058	3.500	4,026	4,099	4,132
MILL CITY MORTGAGE LOAN TRUST A1-2019-1	10/25/2069	3.250	6,208	6,262	6,328
MILL CITY MORTGAGE TRUST A1-2019-GS1	7/25/2059	2.750	8,690	8,712	8,828
MORGAN STANLEY MORTGAGE LOAN 04-10AR A1	11/25/2034	3.436	231	232	238
MORGAN STANLEY MORTGAGE LOAN PT2A	11/25/2034	2.507	160	162	160
MORGAN STANLEY REREMIC TRUST 2A-2015-R7	6/26/2035	2.652	1,161	1,161	1,160
MORGAN STANLEY REREMIC TRUST 5A-2013-R9	6/26/2046	0.304	572	570	572
MORGAN STANLEY REREMIC TRUST A-2014-R7	1/26/2051	3.000	643	640	656
NATIONSTAR MORTGAGE LOAN TRUST A-2013-A	12/25/2052	3.750	749	761	759
NEW RESIDENTIAL MORTGAGE LOAN A1-2019-RPL3	7/25/2059	2.750	11,792	12,092	12,008
NEW RESIDENTIAL MORTGAGE LOAN TRSUT A1-2017-6A	8/27/2057	4.000	8,431	8,637	8,921
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2016-1A	3/25/2056	3.750	5,452	5,564	5,754
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2016-2	9/25/2056	3.750	9,989	10,328	10,549
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2016-2A	11/26/2035	3.750	3,773	3,855	3,939
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2016-4A	11/25/2056	3.750	10,910	11,204	11,607
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2017-1A	2/25/2057	4.000	8,930	9,135	9,411
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2017-3A	4/25/2057	4.000	11,368	11,681	11,915
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2019-NQM4	9/25/2059	2.492	2,398	2,396	2,413
NEW RESIDENTIAL MORTGAGE LOAN TRUST A3-2014-3	11/25/2054	3.750	1,811	1,843	1,879
NEW RESIDENTIAL MORTGAGE LOAN TRUST A3-2017-2A	3/25/2057	4.000	10,823	11,140	11,389
NOMURA RESECURITIZATION TRUST 4A1-2015-4R	3/26/2037	3.135	92	92	92
OCEANVIEW MORTGAGE LOAN TRUST CLASS-20-676	5/28/2050	1.733	4,164	4,161	4,171
ONSLOW BAY FINANCIAL LLC 2A1A-2019-EX	10/25/2059	1.002	801	801	801
ONSLOW BAY FINANCIAL LLC OBX_2	9/25/2051	2.500	23,234	23,515	23,190
RESIDENTIAL MORTGAGE LOAN TRUST A1-2019-2	5/25/2059	2.913	6,758	6,751	6,753
RESIDENTIAL MORTGAGE LOAN TRUST A1-2019-3	9/25/2059	2.633	7,454	7,447	7,455
STAR A1-2020-3	4/25/2065	1.486	4,098	4,096	4,101
STARWOOD MORTGAGE RESIDENTIAL A1-202019-IN	9/27/2049	2.610	3,878	3,873	3,908
STRUCTURED ASSET INVESTMENT LOAN TRUST M1-2003-BC5	6/25/2033	1.214	1,476	1,438	1,484
STRUCTURED ASSET SECURITIES CORPORATION 03-24A 5A	7/25/2033	2.155	274	276	281
TOWD POINT MORTGAGE TRUST A1-2015-6	4/25/2055	3.500	119	119	119
TOWD POINT MORTGAGE TRUST A1-2016-2	8/25/2055	3.000	1,282	1,281	1,286
TOWD POINT MORTGAGE TRUST A1-2016-3	4/25/2056	2.250	918	916	918
TOWD POINT MORTGAGE TRUST A1-2017-3	7/25/2057	2.750	5,398	5,403	5,457
TOWD POINT MORTGAGE TRUST A1-2017-4	6/25/2057	2.750	8,034	8,053	8,154
TOWD POINT MORTGAGE TRUST A1-2019-HY1	10/25/2048	1.102	3,538	3,549	3,552
TOWD POINT MORTGAGE TRUST A4B-2015-3	3/25/2054	3.500	634	636	640
UWM MORTGAGE TRUST UWM_21-INV1	9/25/2051	2.500	24,712	25,148	24,679
VERUS SECURITIZATION TRUST A1-2021-7	10/25/2066	1.829	19,701	19,700	19,692
VERUS SECURITIZATION TRUST A1-2019-3	7/25/2059	2.784	6,480	6,474	6,502
F-38

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2021

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

VERUS SECURITIZATION TRUST A1-2019-4	11/25/2059	2.642	3,944	3,940	3,975
VERUS SECURITIZATION TRUST A1-2019-INV3	11/25/2059	2.692	7,549	7,545	7,618
VERUS SECURITIZATION TRUST A1-2021-R1	10/25/2063	0.820	12,677	12,675	12,639
VISIO A1-2019-2	11/25/2054	2.722	22,121	22,014	22,463
WASHINGTON MUTUAL 03-AR6 A1	6/25/2033	2.561	366	365	363
WASHINGTON MUTUAL 04-AR10 A1A	7/25/2044	0.983	258	259	257
WASHINGTON MUTUAL 05-AR3 A2	3/25/2035	2.722	494	496	500
WASHINGTON MUTUAL 05-AR4 A5	4/25/2035	2.831	1,460	1,456	1,473
WELLS FARGO MORTGAGE BACKED SECURITY 04-K 2A6	7/25/2034	2.597	397	408	393
TOTAL NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				769,443	776,532
TOTAL RESIDENTIAL MORTGAGE BACKED SECURITIES				1,680,371	1,693,548

ASSET BACKED SECURITIES
APIDOS CLO APID_15-20A	7/16/2031	1.222	20,000	20,000	20,000
APIDOS CLO APID_20-33	10/24/2034	1.274	22,000	22,000	22,003
ARI FLEET LEASE TRUST_19 A2B-2019-A	11/15/2027	0.590	2,303	2,303	2,304
AVIS BUDGET RENTAL CAR FUNDING A-2017-1A	9/20/2023	3.070	8,020	8,025	8,122
BAIN CAPITAL CREDIT CLO BCC A1-2020-5A	1/20/2032	1.352	40,000	40,000	40,001
BALLYROCK A1-2018-1A	4/20/2031	1.132	40,000	40,000	39,898
BRAZOS HIGHER EDUCATION AUTHORITY A2-2010-1	2/25/2035	1.378	20,000	19,880	20,230
BROAD RIVER BSL FUNDING AR-2020-1A	7/20/2034	1.302	16,000	16,000	15,973
CARLYLE GLOBAL MARKET STRATEGIES A1RR-2013-4A	1/15/2031	1.122	19,710	19,710	19,674
CARLYLE GLOBAL MARKET STRATEGIES 20-143	10/15/2030	1.224	12,239	12,249	12,234
CARLYLE GLOBAL MARKET STRATEGIES A1R2-2014-1A	4/17/2031	1.092	29,909	29,097	29,859
CIFC FUNDING LTD_17-1A AR-2017-1A	4/23/2029	1.140	12,779	12,627	12,779
COLLEGE LOAN CORPORATION TRUST 02-2 A24	3/1/2042	1.503	10,000	8,974	9,903
DRYDEN SENIOR LOAN FUND A1-2018-55A	4/15/2031	1.144	12,000	12,000	12,002
EDUCATIONAL SERVICES OF AMERICA A-2012-2	4/25/2039	0.832	2,132	2,131	2,131
EDUCATIONAL SERVICES OF AMERICA A-2014-1	2/25/2039	0.802	6,278	6,217	6,259
EDUCATIONAL SERVICES OF AMERICA A-2014-3	2/25/2036	0.702	488	481	483
GOLDENTREE LOAN MANAGEMENT US	4/20/2034	1.202	16,750	16,750	16,686
NAVIENT STUDENT LOAN TRUST A2B-2018-DA	12/15/2059	0.910	8,426	8,403	8,419
HENDERSON RECEIVABLES LLC 10-3A A	12/15/2048	3.820	513	513	530
MADISON PARK FUNDING LTD A-2021-48A	4/19/2033	1.274	40,000	40,000	40,000
MAGNETITE CLO LIMITED MAGNE_20	7/25/2034	1.244	25,000	25,000	24,972
MAGNETITE CLO LTD A1R2-2012-7A	1/15/2028	0.924	12,992	12,798	13,003
MISSISSIPPI HIGHER EDUCATION ASSISTANCE CORP. A1-2014-1	10/25/2035	0.783	3,859	3,803	3,868
MVW OWNER TRUST 16-1A	12/20/2033	2.250	2,819	2,810	2,838
NORTHSTAR EDUCATION FINANCE A3-2002-1	4/1/2042	3.513	5,000	4,778	4,891
OAKC 21-8A	1/18/2034	1.312	30,000	30,000	30,016
OZLM A1-2017-21A	1/20/2031	1.282	16,000	16,013	15,962
PALMER SQUARE LOAN FUNDING LTD A1-2020-1A	2/20/2028	0.960	11,603	11,430	11,613
RACE POINT CLO LTD_13-8A AR2-2013-8A	2/20/2030	1.200	13,823	13,823	13,823
RR LTD RRAM_21-19A	10/15/2035	1.264	15,000	15,000	15,007
SALLIE MAE 12-3 A	12/27/2038	0.742	5,200	5,229	5,217
SALLIE MAE A6-2006-2	1/25/2041	0.294	14,254	13,653	13,815
SMALL BUSINESS ADMINISTRATION 2002-20J	10/1/2022	4.750	28	28	28
SMB PRIVATE EDUCATION LOAN TRUST A2A-2017-B	10/15/2035	2.820	5,681	5,681	5,773
F-39

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2021

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

STUDENT LOAN TRUST A4A-2008-1	12/15/2032	1.811	2,820	2,845	2,856
VOI MORTGAGE LLC A-2016-A	7/20/2033	2.540	2,079	2,077	2,088
TOTAL ASSET BACKED SECURITIES				502,328	505,260

COMMERCIAL MORTGAGE BACKED SECURITIES
AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES
FANNIE MAE 06-M2 A2A	10/25/2032	5.271	1,496	1,539	1,610
FHLMC MULTIFAMILY STRUCTURED A-20K56	11/25/2028	0.662	21,386	21,583	21,496
FHLMC MULTIFAMILY STRUCTURED AFL-2020-KXO	3/25/2030	0.432	18,379	18,379	18,430
FHLMC MULTIFAMILY STRUCTURED AL-20K98	12/25/2030	0.272	25,000	25,000	25,000
FHLMC MULTIFAMILY STRUCTURED P AL-20KF88	9/25/2030	0.432	15,322	15,322	15,335
FHLMC MULTIFAMILY STRUCTURED P AL-20KF90	9/25/2030	0.432	16,129	16,129	16,309
FHLMC MULTIFAMILY STRUCTURED AS-20KF84	7/25/2030	0.370	14,387	14,387	14,412
FHLMC MULTIFAMILY STRUCTURED P AL-20KF86	8/25/2027	0.392	9,133	9,133	9,146
FREDDIE MAC A10-20KS10	10/25/2028	0.712	19,460	19,469	19,521
FREDDIE MAC A-20KBF2	10/25/2025	0.541	9,748	9,749	9,796
FREDDIE MAC A-20KF50	7/25/2028	0.501	4,275	4,278	4,295
FREDDIE MAC A-20KF52	9/25/2028	0.514	8,607	8,607	8,682
FREDDIE MAC A-20KF53	10/25/2025	0.484	11,333	11,333	11,362
FREDDIE MAC A-20KF54	11/25/2028	0.581	36,477	36,478	36,432
FREDDIE MAC A-20KF55	11/25/2025	0.612	34,608	34,640	34,693
FREDDIE MAC A-20KF57	12/25/2028	0.641	16,444	16,444	16,538
FREDDIE MAC A-20KF58	1/25/2026	0.602	32,807	32,850	32,945
FREDDIE MAC A-20KF59	2/25/2029	0.642	22,315	22,315	22,457
FREDDIE MAC A-20KF60	2/25/2026	0.592	23,559	23,590	23,645
FREDDIE MAC A-20KF61	3/25/2029	0.632	14,834	14,857	14,923
FREDDIE MAC AFL-20KSL1	11/25/2023	0.569	21,950	21,950	22,041
FREDDIE MAC AFLW-20KL3W	8/25/2025	0.551	14,865	14,882	14,934
FREDDIE MAC FHLMC_KF85	8/25/2030	0.402	14,065	14,065	14,093
FREMF MORTGAGE TRUST AS-20KF97	12/25/2030	0.300	10,572	10,572	10,559
GINNIE MAE 17-127	4/16/2052	2.500	5,845	5,818	5,920
GINNIE MAE 17-135	5/16/2049	2.200	15,028	14,949	15,180
GINNIE MAE 17-146	8/16/2047	2.200	6,199	6,176	6,258
GINNIE MAE 7-140	2/16/2059	2.500	6,692	6,663	6,803
GINNIE MAE A-2013-57	6/16/2037	1.350	582	580	583
GINNIE MAE AC-2013-13	4/16/2046	1.700	1,566	1,514	1,565
GINNIE MAE AC-2014-112	12/16/2040	1.900	37	37	37
GINNIE MAE AC-2015-98	4/16/2041	2.150	3,318	3,328	3,342
GINNIE MAE AD-2016-1829	11/16/2043	2.250	5,080	5,091	5,134
GINNIE MAE AG-2016-39	1/16/2043	2.300	4,593	4,602	4,640
GINNIE MAE AG-2017-171	10/16/2048	2.250	5,887	5,851	5,946
TOTAL AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES				472,160	474,062

NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES
280 PARK AVENUE MORTGAGE TRUST 2017-A	9/15/2034	0.982	40,000	40,000	39,950
ASHFORD HOSPITALITY TRUST_A-2018-KEYS	6/15/2035	1.110	40,000	40,000	39,930
BANC OF AMERICA MERRILL LYNCH A-2018-DSNY	9/15/2034	0.960	33,350	33,291	33,304
BARCLAYS COMMERCIAL MORTGAGE A-2019-BWAY	11/15/2034	1.066	10,000	9,980	9,951
BFLD TRUST A-2019-DPLO	10/15/2034	1.200	28,000	27,981	27,966
F-40

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2021

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BHMS MORTGAGE TRUST BHMS 18-ATLS	7/15/2035	1.360	40,000	40,000	39,975
BRAEMAR HOTELS & RESORTS TRUST A-2018-PRME	6/15/2035	0.930	19,768	19,766	19,727
BX COMMERCIAL MORTGAGE TRUST A-2019-ATL	10/15/2036	1.177	27,275	27,270	27,208
BX COMMERCIAL MORTGAGE TRUST A-2019-XL	10/15/2036	1.030	4,171	4,173	4,170
BX COMMERCIAL MORTGAGE TRUST B	9/15/2036	0.810	29,000	29,011	28,901
BX TRUST A-2018-GW	5/15/2035	0.909	38,592	38,561	38,519
BX TRUST_19-RP A-2019-RP	6/15/2034	1.155	13,832	13,824	13,787
CAMB COMMERCIAL MORTGAGE TRUST A-2019-LIFE	12/15/2037	1.180	15,000	15,000	15,001
CGDB COMMERCIAL MORTGAGE TRUST A-2019-MOB	11/15/2036	1.060	15,000	15,000	14,963
COLONY MORTGAGE CAPITAL LTD A-2019-IKPR	11/15/2038	1.239	20,000	19,938	19,988
COMM A-2019-521F	6/15/2034	1.010	16,510	16,511	16,423
COSMOPOLITAN HOTEL TRUST A-2017-CSMO	11/15/2036	1.040	39,690	39,677	39,667
DBGS MORTGAGE TRUST A-2018-5BP	6/15/2033	0.885	40,000	39,970	39,925
DBGS MORTGAGE TRUST A-2018-BIOD	5/15/2035	0.913	23,203	23,201	23,196
DBWF MORTGAGE TRUST A-2018-GLKS	12/19/2030	1.134	20,000	19,947	20,001
INVITATION HOMES TRUST A-2018-SFR1	3/17/2037	0.808	26,163	26,082	26,163
INVITATION HOMES TRUST A-2018-SFR2	6/17/2037	1.009	35,980	35,886	35,986
INVITATION HOMES TRUST A-2018-SFR3	7/17/2037	1.109	9,016	9,016	9,000
INVITATION HOMES TRUST A-2018-SFR4	1/17/2038	1.208	30,419	30,420	30,410
JP MORGAN CHASE COMMERCIAL MORTGAGE A-2018-ASH8	2/15/2035	1.059	11,398	11,397	11,376
MORGAN STANLEY CAPITAL TRUST MSC_18-BOP	8/15/2033	0.960	19,269	19,270	19,199
ONE NEW YORK PLAZA TRUST ONYP A-2020-1NYP	1/15/2036	1.060	18,200	18,200	18,189
UBS COMMERCIAL MORTGAGE TRUST A-2018-NYCH	2/15/2032	0.960	10,585	10,570	10,513
WELLS FARGO COMMERCIAL MORTGAGE TRUST_17-SMP	12/15/2034	0.985	18,500	18,414	18,479
TOTAL NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES				692,356	691,867
TOTAL COMMERCIAL MORTGAGE BACKED SECURITIES				1,164,516	1,165,929

CORPORATE DEBT SECURITIES
BANKING
WASHINGTON MUTUAL BANK/HENDERSON	6/15/2011	—	1,500	—	3	c,d
TOTAL BANKING				—	3

COMMUNICATIONS
SKY PLC	11/26/2022	3.125	5,000	4,998	5,107
TOTAL COMMUNICATIONS				4,998	5,107

CONSUMER NON CYCLICAL
ESSILOR INTERNATIONAL SA	1/5/2022	2.050	6,000	6,000	6,001
KROGER CO	8/1/2022	2.800	5,845	5,818	5,909
TOTAL CONSUMER NON CYCLICAL				11,818	11,910

ELECTRIC
AMERICAN ELECTRIC POWER COMPANY INC	10/1/2022	2.400	3,000	2,986	3,033
BERKSHIRE HATHAWAY INC	8/15/2023	3.375	14,195	14,351	14,668
CMS ENERGY CORPORATION	8/31/2024	3.125	10,250	10,461	10,689
DUKE ENERGY CORP	8/15/2022	3.050	3,053	3,040	3,082
EVERSOURCE ENERGY	3/15/2022	2.750	1,050	1,050	1,052
THE SOUTHERN COMPANY	3/30/2022	2.450	500	498	502
TOTAL ELECTRIC				32,386	33,026

F-41

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2021

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

INSURANCE
UNITEDHEALTH GROUP INC	3/15/2022	2.875	2,000	1,999	2,004
TOTAL INSURANCE				1,999	2,004

TOTAL CORPORATE DEBT SECURITIES				51,201	52,050
TOTAL FIXED MATURITIES				4,710,303	4,728,811

SYNDICATED LOANS
BASIC INDUSTRY
ASPLUNDH TREE EXPERT LLC	9/7/2027	1.840	866	864	864
AXALTA COATING SYSTEMS LTD	6/1/2024	1.882	1,206	1,203	1,203
CHEMOURS COMPANY	4/3/2025	1.850	1,847	1,847	1,847
ELEMENT SOLUTIONS INC	1/31/2026	2.090	975	973	973
FLINT GROUP GERMANY	9/21/2023	6.000	85	85	85
FLINT GROUP GERMANY	9/21/2023	6.000	515	512	512
HEXION HOLDINGS LLC	7/1/2026	3.640	489	485	485
INEOS LTD	3/29/2024	2.090	1,306	1,307	1,307
MESSER INDUSTRIE GMBH	3/2/2026	2.632	1,056	1,052	1,052
MINERALS TECHNOLOGIES INC.	2/14/2024	3.000	729	729	729
TRINSEO SA	9/6/2024	2.090	1,301	1,301	1,301
UNIVAR INC	6/3/2028	2.090	499	496	496
TOTAL BASIC INDUSTRY				10,854	10,854

BROKERAGE
CITADEL SECURITIES LP	2/2/2028	2.590	1,244	1,242	1,242
GREENHILL & CO INC	4/12/2024	3.340	489	488	488
LPL HOLDINGS INC TERM LOAN B1	11/12/2026	1.849	617	613	613
RUSSELL INVESTMENTS US INSTITUTE 2025 TERM LOAN	5/30/2025	4.500	1,339	1,339	1,339
TOTAL BROKERAGE				3,682	3,682

CAPITAL GOODS
ADVANCED DRAINAGE SYSTEMS INC	4/23/2028	2.340	384	382	382
ALBEA BEAUTY HOLDINGS	4/20/2024	4.000	229	228	228
ANCHOR GLASS CONTAINER CORP	12/7/2023	3.750	959	959	959
BERRY GLOBAL INC TERM LOAN Z	7/1/2026	1.864	968	967	967
DOOSAN INFRACORE CO LTD	5/18/2024	1.967	771	772	772
ENERGY SOLUTIONS LLC	5/12/2025	4.750	598	596	596
EWT HOLDINGS III CORP	3/12/2028	2.625	748	745	745
GFL ENVIRONMENTAL INC	5/30/2025	3.500	317	316	316
INGERSOLL RAND INC	3/1/2027	1.840	320	320	320
INGERSOLL-RAND SERVICES CO	3/1/2027	1.840	1,231	1,230	1,230
QUIKRETE HOLDINGS INC	2/1/2027	2.590	1,351	1,343	1,343
PRINTPACK HOLDINGS INC	7/26/2023	4.000	128	128	128
REYNOLDS CONSUMER PRODUCTS LLC	1/29/2027	1.840	238	237	237
TEREX CORP TERM LOAN B	1/31/2024	2.750	80	78	78
TRANSDIGM INC	12/9/2025	2.340	831	829	829
F-42

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2021

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

ZEKELMAN INDUSTRIES INC	1/24/2027	2.103	728	729	729
TOTAL CAPITAL GOODS				9,859	9,859

COMMUNICATIONS
ALTICE FRANCE SA	7/15/2025	2.879	955	954	954
CENTURYLINK INC	3/15/2027	2.340	1,228	1,228	1,228
CHARTER COMMUNICATIONS INC	4/30/2025	1.850	1,398	1,399	1,399
COGECO COMMUNICATIONS (USA) II LP	1/3/2025	2.090	1,353	1,352	1,352
CSC HOLDINGS LLC	7/17/2025	2.360	946	944	944
DIAMOND SPORTS GROUP LLC	8/24/2026	3.350	1,152	1,149	1,149
ENTRAVISION COMMUNICATIONS CORPORATION	11/30/2024	2.840	302	301	301
EW SCRIPPS CO TERM LOAN - B2	5/1/2026	3.313	494	484	484
GRAY TELEVISION INC	2/7/2024	2.599	278	278	278
HUBBARD RADIO LLC	3/28/2025	5.250	240	240	240
LEVEL 3 PARENT LLC	3/1/2027	1.840	337	337	337
LIONS GATE CAPITAL HOLDINGS LLC	3/22/2023	1.840	961	961	961
CSC HOLDINGS LLC	1/15/2026	2.360	973	954	954
LIONS GATE ENTERTAINMENT CORP	3/24/2025	2.340	802	802	802
NASCAR HOLDINGS INC	10/19/2026	2.590	338	337	337
NEXSTAR MEDIA GROUP INC	1/17/2024	2.340	308	308	308
SBA COMMUNICATIONS CORP	4/11/2025	1.850	1,230	1,226	1,226
SINCLAIR TELEVISION GROUP INC	4/1/2028	3.100	796	793	793
SINCLAIR TELEVISION GROUP INC	12/17/2026	3.590	988	968	968
TELESAT LLC	12/7/2026	2.900	814	812	812
VIRGIN MEDIA BRISTOL LLC	1/31/2028	2.610	1,000	1,001	1,001
TOTAL COMMUNICATIONS				16,828	16,828

CONSUMER CYCLICAL
1011778 BC UNLIMITED LIABILITY	11/19/2026	1.840	1,314	1,313	1,313
AMERICAN AXLE & MANUFACTURING TERM LOAN B	4/6/2024	3.000	1,066	1,060	1,060
ARISTOCRAT LEISURE LTD	10/19/2024	1.882	1,429	1,429	1,429
BJS WHOLESALE CLUB INC TERM LOAN B	2/3/2024	2.105	302	300	300
BURLINGTON COAT FACTORY	6/24/2028	2.100	926	922	922
CAESARS ENTERTAINMENT CORP	12/23/2024	2.840	1,072	1,068	1,068
CEDAR FAIR LP	4/13/2024	1.840	181	174	174
CINEWORLD FINANCE US INC	2/28/2025	3.500	341	340	340
FOUR SEASONS HOLDINGS INC	11/30/2023	2.090	1,447	1,444	1,444
GO DADDY INC	2/15/2024	1.840	931	930	930
HILTON WORLDWIDE HOLDINGS INC	6/22/2026	1.842	749	748	748
KAR AUCTION SERVICES INC	9/18/2026	2.375	735	734	734
KFC HOLDING CO	3/15/2028	1.854	1,044	1,044	1,044
METRO-GOLDWYN-MAYER INC	7/3/2025	2.600	1,360	1,353	1,353
NAI ENTERTAINMENT HOLDINGS LLC	5/8/2025	3.500	793	793	793
PCI GAMING AUTHORITY	5/29/2026	2.590	385	384	384
PENN NATIONAL GAMING INC	10/15/2025	3.000	1,112	1,110	1,110
F-43

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2021

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

PRIME SECURITY SERVICES	9/23/2026	3.500	889	883	883
QUALITY SOLUTIONS INTERNATIONAL LTD	8/21/2025	2.840	906	899	899
SCIENTIFIC GAMES CORP	8/14/2024	2.840	1,379	1,375	1,375
SEMINOLE TRIBE OF FLORIDA INC	7/8/2024	1.840	752	751	751
SIX FLAGS ENTERTAINMENT CORP	4/17/2026	1.850	760	760	760
WILLIAM MORRIS ENDEAVOR ENTERTAINMENT LLC	5/18/2025	2.850	895	893	893
WYNDHAM WORLDWIDE CORP	5/30/2025	1.840	970	970	970
TOTAL CONSUMER CYCLICAL				21,677	21,677

CONSUMER NON CYCLICAL
ARAMARK SERVICES INC	3/23/2028	2.590	1,012	1,007	1,007
B&G FOODS INC	10/10/2026	2.590	268	267	267
BAUSCH HEALTH COMPANIES INC	6/1/2025	3.090	372	371	371
CHANGE HEALTHCARE HOLDINGS LLC	3/1/2024	3.500	654	653	653
DAVITA INC	8/12/2026	1.840	735	734	734
ELANCO ANIMAL HEALTH INC	8/1/2027	1.849	700	697	697
ENERGIZER HOLDINGS INC	12/22/2027	2.750	414	412	412
GRIFOLS SA	11/15/2027	2.072	1,117	1,114	1,114
ICON LUXEMBOURG SARL LUX SARL	7/3/2028	3.000	454	452	452
INDIGO MERGER SUB INC	7/3/2028	3.000	113	113	113
IQVIA INC TERM LOAN - B3	6/11/2025	1.882	462	456	456
JBS SA	5/1/2026	2.092	559	558	558
ORGANON & CO	4/7/2028	3.500	397	395	395
PRESTIGE BRANDS INC	6/10/2028	2.500	417	415	415
SELECT MEDICAL CORPORATION	3/6/2025	2.350	1,248	1,244	1,244
US FOODS HOLDING CORP	8/30/2026	2.090	245	244	244
TOTAL CONSUMER NON CYCLICAL				9,132	9,132

ELECTRIC
ASTORIA ENERGY LLC TERM LOAN B	12/2/2027	4.500	1	1	1
CALPINE CONSTRUCTION FINANCE	1/15/2025	2.090	1,930	1,930	1,930
CALPINE CORP 2020 TERM LOAN	12/16/2027	2.590	326	323	323
CARROLL COUNTRY ENERGY LLC	2/16/2026	3.632	638	634	634
CPV SHORE HOLDINGS LLC	12/29/2025	3.850	650	646	646
EASTERN POWER LLC	10/2/2025	4.750	1,453	1,452	1,452
EDGEWATER GENERATION LLC	12/13/2025	3.840	1,015	1,013	1,013
EFS COGEN HOLDINGS I LLC NEW TERM LOAN 2020	10/1/2027	4.500	722	719	719
EXGEN RENEWABLES IV LLC TERM LOAN	12/15/2027	3.500	489	487	487
HELIX GEN FUNDING LLC	6/3/2024	4.750	840	839	839
INVENERGY CLEAN POWER LLC	8/28/2025	3.090	819	817	817
LMBE-MC HOLDCO II LLC	12/3/2025	5.000	591	589	589
VISTRA ENERGY CORP	12/31/2025	1.844	1,228	1,227	1,227
WEST DEPTFORD ENERGY HOLDINGS LLC	8/3/2026	3.840	1,171	1,168	1,168
TOTAL ELECTRIC				11,845	11,845

F-44

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2021

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

ENERGY
APERGY CORP	5/9/2025	2.625	838	839	839
BUCKEYE PARTNERS	11/1/2026	2.349	419	417	417
TRAVERSE MIDSTREAM PARTNERS	9/27/2024	5.250	662	661	661
TOTAL ENERGY				1,917	1,917

FINANCE COMPANY
AVOLON TLB BORROWER	1/15/2025	2.500	572	571	571
FINCO I LLC 2020 REPLACEMENT TERM LOAN	6/27/2025	2.590	1,075	1,075	1,075
FLEETCOR TECHNOLOGIES OPERATING	4/22/2028	1.840	998	991	991
HAINAN TRAFFIC ADMINISTRATION HOLDING CO LTD	2/12/2027	2.250	394	393	393
TOTAL FINANCE COMPANY				3,030	3,030

INSURANCE
ASURION LLC	11/3/2023	3.146	163	162	162
ASURION LLC	11/3/2024	3.090	411	410	410
ASURION LLC TERM LOAN B8	12/23/2026	3.354	470	467	467
TOTAL INSURANCE				1,039	1,039

OTHER FINANCIAL INSTITUTIONS
TRANSUNION	11/16/2026	1.840	1,010	1,009	1,009
TOTAL OTHER FINANCIAL INSTITUTIONS				1,009	1,009

OTHER INDUSTRY
API GROUP DE INC	10/1/2026	2.590	666	662	662
LIGHTSTONE HOLDCO LLC	1/30/2024	4.750	987	984	984
LIGHTSTONE HOLDCO LLC	1/30/2024	4.750	56	56	56
TOTAL OTHER INDUSTRY				1,702	1,702

REITS
RYMAN HOSPITALITY PROPERTIES	5/11/2024	2.100	746	745	745
TOTAL REITS				745	745

TECHNOLOGY
CARLYLE GROUP INC	4/16/2025	1.840	450	448	448
CELESTICA INC.	6/27/2025	2.217	928	926	926
COMMSCOPE HOLDING CO INC	4/6/2026	3.340	1,225	1,218	1,218
MA FINANCECO LLC	6/21/2024	2.840	156	156	156
MACDONALD DETTWILER AND ASSOCIATES LTD	10/4/2024	2.850	722	720	720
MKS INSTRUMENTS INC TERM LOAN B6	2/2/2026	1.840	493	490	490
NCR CORPORATION	8/28/2026	2.630	490	480	480
NIELSEN HOLDINGS PLC	10/4/2023	2.102	620	620	620
PLANTRONICS INC	7/2/2025	2.590	626	623	623
SABRE HOLDINGS CORPORATION	2/22/2024	2.090	1,078	1,072	1,072
SEATTLE SPINCO INC	6/21/2024	2.840	1,149	1,146	1,146
F-45

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2021

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

SS&C TECHNOLOGIES HOLDINGS INC	4/16/2025	1.840	365	363	363
TTM TECHNOLOGIES INC	9/28/2024	2.599	431	430	430
XPERI HOLDING CORP	6/8/2028	3.604	809	744	744
TOTAL TECHNOLOGY				9,436	9,436

TRANSPORTATION
AMERICAN AIRLINES GROUP INC	12/14/2023	2.110	960	959	959
AMERICAN AIRLINES GROUP INC	6/27/2025	1.842	941	940	940
UNITED AIRLINES INC	4/20/2028	4.500	369	367	367
UNITED CONTINENTAL HOLDINGS INC	2/23/2025	1.853	1,000	987	987
XPO LOGISTICS INC	12/30/2026	2.132	640	638	638
TOTAL TRANSPORTATION				3,891	3,891
TOTAL SYNDICATED LOANS BEFORE ALLOWANCE FOR LOAN LOSSES				106,646	106,646
ALLOWANCE FOR LOAN LOSSES				(1,024)	(1,024)
TOTAL SYNDICATED LOANS - NET				105,622	105,622

DERIVATIVES
PURCHASED OPTIONS
BNP SECURITIES	2/1/2022	—	405	405
BNP SECURITIES	3/29/2022	—	379	379
BNP SECURITIES	4/12/2022	—	371	371
BNP SECURITIES	4/19/2022	—	183	183
BNP SECURITIES	6/28/2022	—	359	359
BNP SECURITIES	9/20/2022	—	362	362
BNP SECURITIES	10/11/2022	—	358	358
BNP SECURITIES	11/1/2022	—	172	172
BNP SECURITIES	11/15/2022	—	335	335
BNP SECURITIES	2/7/2023	—	148	148
BNP SECURITIES	2/28/2023	—	180	180
BNP SECURITIES	3/28/2023	—	439	439
BNP SECURITIES	4/19/2022	—	202	202
BNP SECURITIES	4/18/2023	—	206	206
BNP SECURITIES	4/26/2022	—	190	190
BNP SECURITIES	4/25/2023	—	194	194
BNP SECURITIES	5/2/2023	—	194	194
BNP SECURITIES	5/16/2023	—	566	566
BNP SECURITIES	6/7/2022	—	157	157
BNP SECURITIES	8/16/2022	—	281	281
BNP SECURITIES	8/15/2023	—	149	149
BNP SECURITIES	8/22/2023	—	145	145
BNP SECURITIES	1/4/2022	1	1,039	1,039
BNP SECURITIES	1/11/2022	1	964	964
BNP SECURITIES	1/18/2022	1	967	967
F-46

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2021

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP SECURITIES	1/17/2023	—	109	109
BNP SECURITIES	1/25/2022	1	826	826
BNP SECURITIES	1/23/2024	—	117	117
BNP SECURITIES	3/8/2022	1	809	809
BNP SECURITIES	3/15/2022	1	653	653
BNP SECURITIES	4/26/2022	1	506	506
BNP SECURITIES	5/10/2022	1	537	537
BNP SECURITIES	6/7/2022	1	497	497
BNP SECURITIES	6/21/2022	1	491	491
BNP SECURITIES	8/9/2022	1	446	446
BNP SECURITIES	8/23/2022	1	327	327
BNP SECURITIES	8/30/2022	1	356	356
BNP SECURITIES	9/20/2022	1	409	409
BNP SECURITIES	9/27/2022	1	413	413
BNP SECURITIES	10/11/2022	1	360	360
BNP SECURITIES	10/18/2022	1	287	287
BNP SECURITIES	10/25/2022	1	311	311
BNP SECURITIES	11/8/2022	1	227	227
BNP SECURITIES	11/15/2022	1	186	186
BNP SECURITIES	11/22/2022	1	268	268
BNP SECURITIES	11/29/2022	1	282	282
BNP SECURITIES	12/27/2022	—	137	137
CS INTERNATIONAL	2/15/2022	1	838	838
CS INTERNATIONAL	3/1/2022	1	811	811
CS INTERNATIONAL	4/12/2022	1	530	530
CS INTERNATIONAL	5/31/2022	1	446	446
CS INTERNATIONAL	12/13/2022	1	216	216
CS INTERNATIONAL	12/20/2022	1	259	259
WELLS FARGO BANK NA	1/4/2022	—	438	438
WELLS FARGO BANK NA	1/11/2022	—	431	431
WELLS FARGO BANK NA	1/18/2022	—	213	213
WELLS FARGO BANK NA	1/25/2022	—	425	425
WELLS FARGO BANK NA	2/8/2022	—	606	606
WELLS FARGO BANK NA	2/15/2022	—	397	397
WELLS FARGO BANK NA	2/22/2022	—	394	394
WELLS FARGO BANK NA	3/1/2022	—	197	197
WELLS FARGO BANK NA	3/8/2022	—	591	591
WELLS FARGO BANK NA	3/15/2022	—	193	193
WELLS FARGO BANK NA	3/22/2022	—	388	388
WELLS FARGO BANK NA	4/5/2022	1	941	941
WELLS FARGO BANK NA	4/26/2022	—	182	182
WELLS FARGO BANK NA	5/3/2022	—	376	376
WELLS FARGO BANK NA	5/10/2022	—	385	385
WELLS FARGO BANK NA	5/24/2022	—	391	391
WELLS FARGO BANK NA	5/31/2022	—	196	196
F-47

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2021

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	6/14/2022	—	369	369
WELLS FARGO BANK NA	6/21/2022	—	369	369
WELLS FARGO BANK NA	7/26/2022	—	176	176
WELLS FARGO BANK NA	8/16/2022	—	374	374
WELLS FARGO BANK NA	9/13/2022	—	177	177
WELLS FARGO BANK NA	9/27/2022	—	184	184
WELLS FARGO BANK NA	10/4/2022	—	376	376
WELLS FARGO BANK NA	10/25/2022	—	175	175
WELLS FARGO BANK NA	2/15/2022	—	139	139
WELLS FARGO BANK NA	2/14/2023	—	147	147
WELLS FARGO BANK NA	2/22/2022	—	163	163
WELLS FARGO BANK NA	3/8/2022	—	188	188
WELLS FARGO BANK NA	3/7/2023	—	191	191
WELLS FARGO BANK NA	3/22/2022	—	462	462
WELLS FARGO BANK NA	3/21/2023	—	464	464
WELLS FARGO BANK NA	5/9/2023	—	193	193
WELLS FARGO BANK NA	6/13/2023	—	171	171
WELLS FARGO BANK NA	6/21/2022	—	164	164
WELLS FARGO BANK NA	2/1/2022	1	848	848
WELLS FARGO BANK NA	2/8/2022	1	774	774
WELLS FARGO BANK NA	2/22/2022	1	979	979
WELLS FARGO BANK NA	2/21/2023	—	207	207
WELLS FARGO BANK NA	3/22/2022	1	783	783
WELLS FARGO BANK NA	3/29/2022	1	745	745
WELLS FARGO BANK NA	4/5/2022	1	578	578
WELLS FARGO BANK NA	4/19/2022	1	541	541
WELLS FARGO BANK NA	5/3/2022	1	593	593
WELLS FARGO BANK NA	5/17/2022	1	629	629
WELLS FARGO BANK NA	5/24/2022	1	519	519
WELLS FARGO BANK NA	6/14/2022	1	672	672
WELLS FARGO BANK NA	6/28/2022	1	467	467
WELLS FARGO BANK NA	7/5/2022	1	437	437
WELLS FARGO BANK NA	7/12/2022	1	371	371
WELLS FARGO BANK NA	7/11/2023	—	72	72
WELLS FARGO BANK NA	7/19/2022	1	515	515
WELLS FARGO BANK NA	7/26/2022	1	360	360
WELLS FARGO BANK NA	8/2/2022	1	402	402
WELLS FARGO BANK NA	8/16/2022	1	345	345
WELLS FARGO BANK NA	9/6/2022	1	361	361
WELLS FARGO BANK NA	9/13/2022	1	308	308
WELLS FARGO BANK NA	10/4/2022	1	361	361
WELLS FARGO BANK NA	11/1/2022	1	206	206
WELLS FARGO BANK NA	12/6/2022	1	237	237
TOTAL PURCHASED OPTIONS			44,135	44,135

F-48

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2021

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WRITTEN OPTIONS
BNP SECURITIES	2/1/2022	—	(323)	(323)
BNP SECURITIES	3/29/2022	—	(304)	(304)
BNP SECURITIES	4/12/2022	—	(295)	(295)
BNP SECURITIES	4/19/2022	—	(145)	(145)
BNP SECURITIES	6/28/2022	—	(299)	(299)
BNP SECURITIES	9/20/2022	—	(323)	(323)
BNP SECURITIES	10/11/2022	—	(318)	(318)
BNP SECURITIES	11/1/2022	—	(152)	(152)
BNP SECURITIES	11/15/2022	—	(295)	(295)
BNP SECURITIES	2/7/2023	—	(127)	(127)
BNP SECURITIES	2/28/2023	—	(163)	(163)
BNP SECURITIES	3/28/2023	—	(420)	(420)
BNP SECURITIES	4/18/2023	—	(196)	(196)
BNP SECURITIES	4/19/2022	—	(197)	(197)
BNP SECURITIES	4/26/2022	—	(181)	(181)
BNP SECURITIES	4/25/2023	—	(177)	(177)
BNP SECURITIES	5/2/2023	—	(177)	(177)
BNP SECURITIES	5/16/2023	—	(531)	(531)
BNP SECURITIES	6/7/2022	—	(150)	(150)
BNP SECURITIES	8/15/2023	—	(143)	(143)
BNP SECURITIES	8/16/2022	—	(275)	(275)
BNP SECURITIES	8/22/2023	—	(138)	(138)
BNP SECURITIES	1/4/2022	(1)	(1,032)	(1,032)
BNP SECURITIES	1/11/2022	(1)	(957)	(957)
BNP SECURITIES	1/18/2022	(1)	(960)	(960)
BNP SECURITIES	1/17/2023	—	(107)	(107)
BNP SECURITIES	1/25/2022	(1)	(819)	(819)
BNP SECURITIES	1/23/2024	—	(113)	(113)
BNP SECURITIES	3/8/2022	(1)	(802)	(802)
BNP SECURITIES	3/15/2022	(1)	(646)	(646)
BNP SECURITIES	4/26/2022	(1)	(500)	(500)
BNP SECURITIES	5/10/2022	(1)	(531)	(531)
BNP SECURITIES	6/7/2022	(1)	(491)	(491)
BNP SECURITIES	6/21/2022	(1)	(485)	(485)
BNP SECURITIES	8/9/2022	(1)	(440)	(440)
BNP SECURITIES	8/23/2022	(1)	(322)	(322)
BNP SECURITIES	8/30/2022	(1)	(351)	(351)
BNP SECURITIES	9/20/2022	(1)	(404)	(404)
BNP SECURITIES	9/27/2022	(1)	(409)	(409)
BNP SECURITIES	10/11/2022	(1)	(356)	(356)
BNP SECURITIES	10/18/2022	(1)	(283)	(283)
BNP SECURITIES	10/25/2022	(1)	(307)	(307)
BNP SECURITIES	11/8/2022	(1)	(224)	(224)
F-49

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2021

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP SECURITIES	11/15/2022	(1)	(183)	(183)
BNP SECURITIES	11/22/2022	(1)	(264)	(264)
BNP SECURITIES	11/29/2022	(1)	(278)	(278)
BNP SECURITIES	12/27/2022	—	(135)	(135)
CS INTERNATIONAL	2/15/2022	(1)	(830)	(830)
CS INTERNATIONAL	3/1/2022	(1)	(804)	(804)
CS INTERNATIONAL	4/12/2022	(1)	(524)	(524)
CS INTERNATIONAL	5/31/2022	(1)	(441)	(441)
CS INTERNATIONAL	12/13/2022	(1)	(213)	(213)
CS INTERNATIONAL	12/20/2022	(1)	(255)	(255)
WELLS FARGO BANK NA	1/4/2022	—	(361)	(361)
WELLS FARGO BANK NA	1/11/2022	—	(353)	(353)
WELLS FARGO BANK NA	1/18/2022	—	(174)	(174)
WELLS FARGO BANK NA	1/25/2022	—	(346)	(346)
WELLS FARGO BANK NA	2/8/2022	—	(483)	(483)
WELLS FARGO BANK NA	2/15/2022	—	(323)	(323)
WELLS FARGO BANK NA	2/22/2022	—	(320)	(320)
WELLS FARGO BANK NA	3/1/2022	—	(160)	(160)
WELLS FARGO BANK NA	3/8/2022	—	(480)	(480)
WELLS FARGO BANK NA	3/15/2022	—	(155)	(155)
WELLS FARGO BANK NA	3/22/2022	—	(314)	(314)
WELLS FARGO BANK NA	4/5/2022	(1)	(752)	(752)
WELLS FARGO BANK NA	4/26/2022	—	(146)	(146)
WELLS FARGO BANK NA	5/3/2022	—	(306)	(306)
WELLS FARGO BANK NA	5/10/2022	—	(317)	(317)
WELLS FARGO BANK NA	5/24/2022	—	(324)	(324)
WELLS FARGO BANK NA	5/31/2022	—	(162)	(162)
WELLS FARGO BANK NA	6/14/2022	—	(300)	(300)
WELLS FARGO BANK NA	6/21/2022	—	(300)	(300)
WELLS FARGO BANK NA	7/26/2022	—	(146)	(146)
WELLS FARGO BANK NA	8/16/2022	—	(322)	(322)
WELLS FARGO BANK NA	9/13/2022	—	(157)	(157)
WELLS FARGO BANK NA	9/27/2022	—	(164)	(164)
WELLS FARGO BANK NA	10/4/2022	—	(338)	(338)
WELLS FARGO BANK NA	10/25/2022	—	(155)	(155)
WELLS FARGO BANK NA	2/15/2022	—	(129)	(129)
WELLS FARGO BANK NA	2/14/2023	—	(129)	(129)
WELLS FARGO BANK NA	2/22/2022	—	(154)	(154)
WELLS FARGO BANK NA	3/8/2022	—	(179)	(179)
WELLS FARGO BANK NA	3/7/2023	—	(175)	(175)
WELLS FARGO BANK NA	3/22/2022	—	(447)	(447)
WELLS FARGO BANK NA	3/21/2023	—	(435)	(435)
WELLS FARGO BANK NA	5/9/2023	—	(176)	(176)
WELLS FARGO BANK NA	6/13/2023	—	(159)	(159)
WELLS FARGO BANK NA	6/21/2022	—	(158)	(158)
F-50

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2021

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	2/1/2022	(1)	(841)	(841)
WELLS FARGO BANK NA	2/8/2022	(1)	(767)	(767)
WELLS FARGO BANK NA	2/22/2022	(1)	(970)	(970)
WELLS FARGO BANK NA	2/21/2023	—	(202)	(202)
WELLS FARGO BANK NA	3/22/2022	(1)	(776)	(776)
WELLS FARGO BANK NA	3/29/2022	(1)	(738)	(738)
WELLS FARGO BANK NA	4/5/2022	(1)	(572)	(572)
WELLS FARGO BANK NA	4/19/2022	(1)	(535)	(535)
WELLS FARGO BANK NA	5/3/2022	(1)	(586)	(586)
WELLS FARGO BANK NA	5/17/2022	(1)	(622)	(622)
WELLS FARGO BANK NA	5/24/2022	(1)	(513)	(513)
WELLS FARGO BANK NA	6/14/2022	(1)	(665)	(665)
WELLS FARGO BANK NA	6/28/2022	(1)	(461)	(461)
WELLS FARGO BANK NA	7/5/2022	(1)	(431)	(431)
WELLS FARGO BANK NA	7/12/2022	(1)	(366)	(366)
WELLS FARGO BANK NA	7/11/2023	—	(70)	(70)
WELLS FARGO BANK NA	7/19/2022	(1)	(509)	(509)
WELLS FARGO BANK NA	7/26/2022	(1)	(355)	(355)
WELLS FARGO BANK NA	8/2/2022	(1)	(396)	(396)
WELLS FARGO BANK NA	8/16/2022	(1)	(340)	(340)
WELLS FARGO BANK NA	9/6/2022	(1)	(356)	(356)
WELLS FARGO BANK NA	9/13/2022	(1)	(304)	(304)
WELLS FARGO BANK NA	10/4/2022	(1)	(357)	(357)
WELLS FARGO BANK NA	11/1/2022	(1)	(203)	(203)
WELLS FARGO BANK NA	12/6/2022	(1)	(238)	(238)
TOTAL WRITTEN OPTIONS			(41,467)	(41,467)

FUTURES
S&P500 EMINI FUT Dec21	—	(3)	(3)
TOTAL FUTURES		(3)	(3)
TOTAL DERIVATIVES - NET		2,665	2,665
TOTAL INVESTMENTS IN CASH EQUIVALENTS, FIXED MATURITIES, EQUITY SECURITIES, SYNDICATED LOANS AND DERIVATIVES		$5,490,865	$5,509,373

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
b) For Federal income tax purposes, the cost of investments is $5.5 billion.
c) Securities written down due to other-than-temporary impairment related to credit losses.
d) Non-Income producing securities.

F-51

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CASH EQUIVALENTS
CERTIFICATE OF DEPOSITS
AUSTRALIA AND NEW ZEALAND BANK	1/4/2021	0.080%	$50,000	$50,000	$50,000
CANADIAN IMPERIAL BANK	1/4/2021	0.080	50,000	50,000	50,000
TOTAL CERTIFICATE OF DEPOSITS				100,000	100,000

COMMERCIAL PAPER
CENTERPOINT ENERGY INC	1/4/2021	—	50,000	49,999	49,999
CHEVRON CORP	1/13/2021	—	30,000	29,999	29,999
JM SMUCKER COMPANY	1/4/2021	—	19,900	19,900	19,900
MCKESSON CORP	1/4/2021	—	38,000	37,999	37,999
NOVARTIS FINANCE CORP	1/8/2021	—	25,000	24,999	24,999
NOVARTIS FINANCE CORP	1/11/2021	—	25,000	24,999	24,999
PACIFICORP	1/4/2021	—	18,900	18,900	18,900
PUBLIC SERVICE COMPANY OF COLORADO	1/6/2021	—	9,500	9,500	9,500
ROCHE HOLDINGS INC	1/12/2021	—	25,000	24,999	24,999
ROYAL BANK OF CANADA -NEW YORK	1/13/2021	—	50,000	49,998	49,998
THE TORONTO-DOMINION BANK	1/11/2021	—	20,000	19,999	19,999
THE TORONTO-DOMINION BANK	1/22/2021	—	30,000	29,996	29,996
TRAVELERS COMPANIES INC	1/4/2021	—	50,000	50,000	50,000
WESTPAC BANKING CORP	1/19/2021	—	50,000	49,996	49,996
WISCONSIN PUBLIC SERVICE CORPORATION	1/6/2021	—	3,000	3,000	3,000
TOTAL COMMERCIAL PAPER				444,283	444,283
TOTAL CASH EQUIVALENTS				544,283	544,283

FIXED MATURITIES
U.S. GOVERNMENT AND AGENCY OBLIGATIONS
UNITED STATES TREASURY BILL	3/25/2021	—	75,000	74,972	74,988
UNITED STATES TREASURY BILL	6/17/2021	—	75,000	74,971	74,972
UNITED STATES TREASURY BILL	1/7/2021	—	75,000	74,998	75,000
UNITED STATES TREASURY BILL	1/14/2021	—	60,000	59,997	60,000
UNITED STATES TREASURY BILL	1/21/2021	—	60,000	59,995	59,999
UNITED STATES TREASURY BILL	2/4/2021	—	110,000	109,989	109,994
UNITED STATES TREASURY BILL	2/11/2021	—	60,000	59,992	59,996
UNITED STATES TREASURY BILL	2/18/2021	—	60,000	59,991	59,995
UNITED STATES TREASURY BILL	3/4/2021	—	60,000	59,988	59,994
UNITED STATES TREASURY BILL	5/13/2021	—	50,000	49,980	49,986
UNITED STATES TREASURY BILL	5/27/2021	—	75,000	74,972	74,976
UNITED STATES TREASURY BILL	6/3/2021	—	75,000	74,971	74,975
UNITED STATES TREASURY BILL	6/10/2021	—	75,000	74,969	74,974
UNITED STATES TREASURY BILL	6/24/2021	—	125,000	124,945	124,951
UNITED STATES TREASURY BILL	7/1/2021	—	100,000	99,950	99,958
UNITED STATES TREASURY BILL	1/28/2021	—	210,000	209,976	209,991
UNITED STATES TREASURY BILL	2/25/2021	—	110,000	109,976	109,989
UNITED STATES TREASURY BOND	11/15/2028	5.250	200	208	269
TOTAL U. S. GOVERNMENT AND AGENCY OBLIGATIONS				1,454,840	1,455,007

STATE AND MUNICIPAL OBLIGATIONS
DALLAS FORT WORTH TEXAS INTL ARP	11/1/2023	1.041	250	250	253
DALLAS FORT WORTH TEXAS INTL ARP	11/1/2024	1.229	250	250	253

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

DALLAS FORT WORTH TEXAS INTL ARP	11/1/2025	1.329	1,000	1,000	1,009
FLORIDA ST MID-BAY BRIDGE AUTHORITY	10/1/2021	3.784	765	765	775
GREAT LAKES WATER AUTHORITY	7/1/2024	1.604	600	600	611
GREAT LAKES WATER AUTHORITY	7/1/2025	1.654	600	600	612
KENTUCKY ST PPTY & BLDGS COMMUNITY	5/1/2021	2.564	1,100	1,100	1,107
LONG ISLAND POWER AUTHORITY	3/1/2023	0.764	1,000	1,000	1,004
PORT AUTHORITY OF NEW YORK	7/1/2023	1.086	5,000	5,000	5,075
STATE OF CONNECTICUT	9/15/2021	4.000	3,000	3,014	3,073
STATE OF CONNECTICUT	9/15/2022	3.471	2,000	2,000	2,099
STATE OF CONNECTICUT	7/1/2022	2.500	500	506	516
STATE OF CONNECTICUT	7/1/2023	2.000	750	754	779
TOTAL STATE AND MUNICIPAL OBLIGATIONS				16,839	17,166

RESIDENTIAL MORTGAGE BACKED SECURITIES
AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES
FANNIE MAE 06-36 GF	5/25/2036	0.448	3,407	3,419	3,428
FANNIE MAE 07-46 FB	5/25/2037	0.518	1,535	1,538	1,541
FANNIE MAE 09-107 FL	2/25/2038	0.798	1,559	1,564	1,572
FANNIE MAE 13-2 KF	1/25/2037	0.328	5,672	5,663	5,656
FANNIE MAE AF-2015-22C	4/25/2045	0.505	10,636	10,602	10,608
FANNIE MAE AF-2015-42	6/25/2055	0.485	9,874	9,824	9,837
FANNIE MAE AF-2015-91	12/25/2045	0.525	10,542	10,498	10,525
FANNIE MAE FA-2015-4	2/25/2045	0.505	4,250	4,256	4,252
FANNIE MAE FW-2015-84	11/25/2045	0.505	10,857	10,843	10,829
FANNIE MAE 07-6	2/25/2037	0.598	5,345	5,354	5,383
FANNIE MAE 09-101	12/25/2039	0.988	8,306	8,426	8,505
FANNIE MAE 12-133	4/25/2042	0.398	6,464	6,445	6,433
FANNIE MAE 16-2	2/25/2056	0.635	3,426	3,422	3,439
FANNIE MAE 303970	9/1/2024	6.000	39	39	44
FANNIE MAE 545492	2/1/2022	5.500	12	12	14
FANNIE MAE 725558	6/1/2034	2.464	41	41	42
FANNIE MAE 725694	7/1/2034	1.706	154	151	155
FANNIE MAE 725719	7/1/2033	1.888	231	231	236
FANNIE MAE 735034	10/1/2034	2.255	2,584	2,711	2,685
FANNIE MAE 735702	7/1/2035	2.668	1,702	1,748	1,779
FANNIE MAE 794787	10/1/2034	1.999	93	94	96
FANNIE MAE 799733	11/1/2034	2.018	174	176	174
FANNIE MAE 801337	9/1/2034	1.924	1,333	1,400	1,384
FANNIE MAE 801917	10/1/2034	2.320	242	243	244
FANNIE MAE 804561	9/1/2034	2.421	255	255	261
FANNIE MAE 807219	1/1/2035	2.313	786	792	823
FANNIE MAE 809532	2/1/2035	3.688	157	158	164
FANNIE MAE 834552	8/1/2035	2.481	202	203	211
FANNIE MAE 889485	6/1/2036	2.444	1,849	1,878	1,928
FANNIE MAE 922674	4/1/2036	3.276	721	737	760
FANNIE MAE 968438	1/1/2038	2.030	998	1,047	1,034
FANNIE MAE 995123	8/1/2037	3.097	633	654	669
FANNIE MAE 995548	9/1/2035	2.610	805	822	840
FANNIE MAE 995604	11/1/2035	2.496	2,551	2,681	2,666

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE 995614	8/1/2037	1.341	546	574	551
FANNIE MAE AB5230	5/1/2027	2.500	4,703	4,765	4,916
FANNIE MAE AD0901	4/1/2040	3.469	2,236	2,373	2,330
FANNIE MAE AE0559	12/1/2034	2.281	2,253	2,360	2,344
FANNIE MAE AE0566	8/1/2035	2.851	1,624	1,702	1,701
FANNIE MAE AF-2016-11	3/25/2046	0.655	5,453	5,445	5,456
FANNIE MAE AF-2016-87	11/25/2046	0.555	7,394	7,391	7,373
FANNIE MAE AF-2016-88	12/25/2046	0.595	5,900	5,900	5,903
FANNIE MAE AF-2018-87	12/25/2048	0.455	21,219	21,136	21,159
FANNIE MAE AF-204620	11/15/2042	0.595	6,312	6,302	6,303
FANNIE MAE AL1037	1/1/2037	3.176	1,813	1,923	1,908
FANNIE MAE AL2269	10/1/2040	2.656	1,963	2,084	2,053
FANNIE MAE AL3935	9/1/2037	2.619	4,441	4,681	4,647
FANNIE MAE AL3961	2/1/2039	3.086	1,951	2,057	2,026
FANNIE MAE AL4100	9/1/2036	2.529	3,731	3,925	3,885
FANNIE MAE AL4110	3/1/2037	2.270	3,073	3,223	3,198
FANNIE MAE AL4114	2/1/2039	3.056	3,999	4,233	4,216
FANNIE MAE AO8746	8/1/2027	2.500	8,602	8,789	8,992
FANNIE MAE ARM 190726	3/1/2033	4.825	48	49	48
FANNIE MAE ARM 249907	2/1/2024	4.000	64	64	64
FANNIE MAE ARM 303259	3/1/2025	3.359	9	9	9
FANNIE MAE ARM 545786	6/1/2032	2.665	168	168	167
FANNIE MAE ARM 620293	1/1/2032	2.400	28	27	28
FANNIE MAE ARM 651629	8/1/2032	2.292	107	107	107
FANNIE MAE ARM 655646	8/1/2032	2.340	87	87	87
FANNIE MAE ARM 655798	8/1/2032	2.111	204	204	205
FANNIE MAE ARM 661349	9/1/2032	2.270	78	78	82
FANNIE MAE ARM 661744	10/1/2032	2.195	174	175	181
FANNIE MAE ARM 664750	10/1/2032	2.113	66	66	66
FANNIE MAE ARM 670731	11/1/2032	1.665	188	188	189
FANNIE MAE ARM 670779	11/1/2032	1.700	258	259	260
FANNIE MAE ARM 670890	12/1/2032	1.665	91	92	92
FANNIE MAE ARM 670912	12/1/2032	1.665	96	96	96
FANNIE MAE ARM 670947	12/1/2032	1.665	158	159	158
FANNIE MAE ARM 694852	4/1/2033	3.315	179	181	179
FANNIE MAE ARM 722779	9/1/2033	2.225	162	162	163
FANNIE MAE ARM 733525	8/1/2033	2.047	313	302	323
FANNIE MAE ARM 739194	9/1/2033	2.113	384	385	398
FANNIE MAE ARM 743256	10/1/2033	2.109	61	61	64
FANNIE MAE ARM 743856	11/1/2033	2.213	93	93	97
FANNIE MAE ARM 758873	12/1/2033	1.982	54	53	55
FANNIE MAE AS4507	2/1/2030	3.000	6,198	6,381	6,626
FANNIE MAE AS4878	4/1/2030	3.000	7,588	7,816	8,112
FANNIE MAE BE5622	1/1/2032	2.500	20,582	20,730	21,512
FANNIE MAE BK0933	7/1/2033	3.500	9,487	9,593	10,062

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE CA1265	2/1/2033	3.000	19,280	19,184	20,548
FANNIE MAE CA2283	8/1/2033	3.500	11,089	11,073	11,886
FANNIE MAE DF-2015-38	6/25/2055	0.465	16,070	15,969	16,011
FANNIE MAE DF-2017-16	3/25/2047	0.575	3,695	3,710	3,691
FANNIE MAE F-2019-31	7/25/2049	0.598	34,960	34,944	35,166
FANNIE MAE FA-2013-1	2/25/2043	0.498	8,280	8,307	8,292
FANNIE MAE FA-2015-55	8/25/2055	0.505	7,296	7,269	7,282
FANNIE MAE FA-204624	12/15/2038	0.605	17,851	17,820	17,835
FANNIE MAE FC-2017-51	7/25/2047	0.498	27,646	27,729	27,746
FANNIE MAE FC-2018-73	10/25/2048	0.448	40,198	40,087	40,298
FANNIE MAE FC-2019-76	12/25/2049	0.648	22,709	22,704	22,835
FANNIE MAE FK-2010-123	11/25/2040	0.598	8,014	8,087	8,059
FANNIE MAE FL-2017-4	2/25/2047	0.605	8,103	8,103	8,099
FANNIE MAE FT-2016-84	11/25/2046	0.648	12,417	12,535	12,515
FANNIE MAE GF-204639	3/15/2036	0.605	17,486	17,458	17,471
FANNIE MAE HYBRID ARM 566074	5/1/2031	3.307	178	178	179
FANNIE MAE HYBRID ARM 584507	6/1/2031	2.599	104	104	109
FANNIE MAE KF-2015-27	5/25/2045	0.448	9,649	9,623	9,696
FANNIE MAE MA1144	8/1/2027	2.500	4,044	4,138	4,223
FANNIE MAE MA3391	6/1/2033	3.000	11,702	11,593	12,275
FANNIE MAE WF-2016-68	10/25/2046	0.605	4,164	4,170	4,164
FANNIE MAE_15-50	7/25/2045	0.505	16,394	16,378	16,348
FANNIE MAE_15-93	8/25/2045	0.498	6,032	6,018	6,039
FANNIE MAE_16-11	3/25/2046	0.705	6,702	6,711	6,717
FANNIE MAE_CF-2019-33	7/25/2049	0.618	20,445	20,484	20,568
FANNIE MAE_FA-2020-47	7/25/2050	0.548	68,689	68,689	69,122
FANNIE MAE_YF-204979	6/25/2050	0.598	41,074	41,114	41,327
FREDDIE MAC 4159 FD	1/15/2043	0.509	5,725	5,741	5,750
FREDDIE MAC 4363 2014 FA	9/15/2041	0.519	2,424	2,429	2,417
FREDDIE MAC FB-204495	11/15/2038	0.499	8,864	8,828	8,880
FREDDIE MAC LF-204475	4/15/2040	0.459	2,306	2,306	2,295
FREDDIE MAC WF-204491	8/15/2039	0.469	4,377	4,375	4,358
FREDDIE MAC 1H2520	6/1/2035	3.154	2,446	2,583	2,578
FREDDIE MAC 1N1474	5/1/2037	2.260	56	58	55
FREDDIE MAC 1Q1515	11/1/2038	3.013	8,772	9,251	9,200
FREDDIE MAC 1Q1540	6/1/2040	3.414	2,974	3,173	3,114
FREDDIE MAC 1Q1548	8/1/2038	3.133	3,990	4,192	4,187
FREDDIE MAC 1Q1572	5/1/2038	3.306	6,993	7,369	7,339
FREDDIE MAC 2A-AOT-76	10/25/2037	1.726	5,550	5,647	5,700
FREDDIE MAC 4595	10/15/2037	0.705	5,543	5,543	5,549
FREDDIE MAC 781884	8/1/2034	2.532	241	243	253
FREDDIE MAC 848416	2/1/2041	3.830	3,435	3,585	3,550
FREDDIE MAC 848530	9/1/2039	2.980	2,132	2,249	2,239
FREDDIE MAC 848922	4/1/2037	2.923	2,264	2,407	2,378
FREDDIE MAC 849281	8/1/2037	2.806	3,741	3,974	3,936
FREDDIE MAC AF-204559	3/15/2042	0.649	6,867	6,846	6,867
FREDDIE MAC AF-204615	10/15/2038	0.505	3,774	3,764	3,812

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FREDDIE MAC AF-204774	7/15/2042	0.455	7,084	7,080	7,147
FREDDIE MAC ARM 350190	5/1/2022	2.750	7	7	7
FREDDIE MAC ARM 780514	5/1/2033	3.538	101	104	106
FREDDIE MAC ARM 780845	9/1/2033	2.466	66	64	69
FREDDIE MAC ARM 780903	9/1/2033	2.421	108	108	114
FREDDIE MAC ARM 845154	7/1/2022	2.522	7	7	7
FREDDIE MAC ARM 845654	2/1/2024	2.848	26	26	27
FREDDIE MAC ARM 845730	11/1/2023	2.768	34	34	35
FREDDIE MAC ARM 845733	4/1/2024	3.739	34	34	34
FREDDIE MAC ARM 846702	10/1/2029	3.101	4	4	4
FREDDIE MAC C90581	8/1/2022	5.500	11	11	12
FREDDIE MAC C90582	9/1/2022	5.500	14	14	16
FREDDIE MAC F2-20350	9/15/2040	0.503	21,350	21,339	21,276
FREDDIE MAC F4-20328	2/15/2038	0.499	4,266	4,270	4,234
FREDDIE MAC FA-204547	9/15/2040	0.605	5,871	5,864	5,888
FREDDIE MAC FA-204822	5/15/2035	0.409	47,322	47,310	47,436
FREDDIE MAC FD-203928	9/15/2041	0.579	21,592	21,747	21,712
FREDDIE MAC FD-204301	7/15/2037	0.559	7,590	7,637	7,638
FREDDIE MAC FL-204523	8/15/2038	0.499	7,306	7,268	7,300
FREDDIE MAC G16485	5/1/2033	3.000	13,933	13,840	14,629
FREDDIE MAC G30227	5/1/2023	5.500	92	93	103
FREDDIE MAC GF-204367	3/15/2037	0.505	11,885	11,867	11,836
FREDDIE MAC J32518	8/1/2030	3.000	9,135	9,405	9,749
FREDDIE MAC KF-204560	7/15/2040	0.699	8,902	8,893	8,966
FREDDIE MAC WF-204681	8/15/2033	0.505	21,747	21,751	21,955
FREDDIE MAC WF-204697	6/15/2038	0.505	14,916	14,924	15,051
FREDDIE MAC WF-204730	8/15/2038	0.505	30,897	30,757	31,011
FREDDIE MAC_4248	5/15/2041	0.609	8,676	8,689	8,744
FREDDIE MAC_4448	5/15/2040	0.475	6,906	6,872	6,873
FREDDIE MAC_JF-204981	6/25/2050	0.548	39,821	39,821	40,132
GINNIE MAE AF-2014-129	10/20/2041	0.455	4,110	4,106	4,129
GINNIE MAE AF-2014-94	11/20/2041	0.605	2,796	2,802	2,782
GINNIE MAE AF-2015-18	2/20/2040	0.485	7,547	7,558	7,538
GINNIE MAE AF-2018-168	12/20/2048	0.552	32,701	32,705	32,763
GINNIE MAE AF-2020-36	3/20/2050	0.602	52,001	52,075	52,149
GINNIE MAE FA-2014-43	3/20/2044	0.552	11,447	11,458	11,487
GINNIE MAE FA-2016-115	8/20/2046	0.552	25,984	26,128	26,075
GINNIE MAE FB-2013-151	2/20/2040	0.502	14,148	14,212	14,172
GINNIE MAE FC-2009-8	2/16/2039	1.053	9,322	9,556	9,472
GINNIE MAE FC-2018-67	5/20/2048	0.452	10,251	10,258	10,286
GINNIE MAE FD-2018-66	5/20/2048	0.402	6,109	6,109	6,092
GINNIE MAE II 082431	12/20/2039	3.125	2,713	2,817	2,832
GINNIE MAE II 082464	1/20/2040	3.000	1,086	1,163	1,134
GINNIE MAE II 082497	3/20/2040	3.000	1,823	1,932	1,902
GINNIE MAE II 082573	7/20/2040	2.250	2,454	2,539	2,565
GINNIE MAE II 082581	7/20/2040	2.250	3,744	4,003	3,913
GINNIE MAE II 082602	8/20/2040	2.250	6,052	6,480	6,324
GINNIE MAE II 082710	1/20/2041	3.000	2,122	2,205	2,215

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

GINNIE MAE II 082794	4/20/2041	2.875	3,239	3,450	3,374
GINNIE MAE II ARM 8157	3/20/2023	3.000	16	16	16
GINNIE MAE II ARM 8638	6/20/2025	2.875	33	33	34
GINNIE MAE LF-2015-82	4/20/2041	0.455	4,359	4,359	4,349
GINNIE MAE MF-2016-108	8/20/2046	0.455	1,100	1,095	1,098
TOTAL AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				1,260,016	1,268,378

NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES
ADJUSTABLE RATE MORTGAGE TRUST 04-2 6A1	2/25/2035	2.722	201	203	206
ANGEL OAK MORTGAGE TRUST A1-2018-2	7/27/2048	3.674	3,930	3,926	3,984
ANGEL OAK MORTGAGE TRUST A1-2018-3	9/25/2048	3.649	7,580	7,571	7,727
ANGEL OAK MORTGAGE TRUST A1-2019-1	11/25/2048	3.920	15,384	15,365	15,802
ANGEL OAK MORTGAGE TRUST A1-2020-3	4/25/2065	1.691	16,805	16,800	16,915
ANGEL OAK MORTGAGE TRUST A1-2020-5	5/25/2065	0.155	20,504	20,504	20,630
ANGEL OAK MORTGAGE TRUST A1A-2020-2	1/26/2065	2.531	5,630	5,706	5,788
APS RESECURITIZATION TRUST 1A-2016-3	11/27/2066	2.398	12,316	12,273	13,322
APS RESECURITIZATION TRUST 2A-2016-3	11/27/2046	2.398	9,266	9,228	10,365
ARROYO MORTGAGE TRUST A1-2019-1	1/25/2049	3.805	15,264	15,252	15,783
ARROYO MORTGAGE TRUST A1-2019-3	10/25/2048	2.962	11,593	11,588	11,879
BANK OF AMERICA FUNDING CORPORATION 7A1-2015-R4	11/27/2045	1.899	2,877	2,871	2,827
BANK OF AMERICA FUNDING CORPORATION A1-2016-R1	3/25/2040	2.500	6,994	6,972	6,990
BANK OF AMERICA MORTGAGE SECURITY 2004-E 2A6	6/25/2034	3.603	1,115	1,110	1,115
BAYVIEW OPPORTUNITY MASTER FUND A1-2017-RT1	3/28/2057	3.000	6,627	6,650	6,744
BAYVIEW OPPORTUNITY MASTER FUND A-2016-SPL1	4/28/2055	4.000	12,630	12,802	12,965
BAYVIEW OPPORTUNITY MASTER FUND A-2016-SPL2	6/28/2053	4.000	13,570	13,759	13,786
BAYVIEW OPPORTUNITY MASTER FUND A-2017-RT5	5/28/2069	3.500	16,575	16,799	17,045
BAYVIEW OPPORTUNITY MASTER FUND A-2017-RT6	10/28/2057	3.500	16,467	16,681	16,763
BAYVIEW OPPORTUNITY MASTER FUND A-2017-SPL1	10/28/2064	4.000	13,633	13,911	14,080
BAYVIEW OPPORTUNITY MASTER FUND A-2017-SPL2	6/28/2054	4.000	14,284	14,576	14,529
BAYVIEW OPPORTUNITY MASTER FUND A-2017-SPL3	11/28/2053	4.000	11,008	11,241	11,439
BAYVIEW OPPORTUNITY MASTER FUND A-2017-SPL4	1/28/2055	3.500	12,407	12,584	12,698
BAYVIEW OPPORTUNITY MASTER FUND A-2017-SPL5	6/28/2057	3.500	14,432	14,686	14,823
BCAP LLC TRUST 3A1-2014-RR2	9/26/2046	1.704	168	168	168
BRAVO RESIDENTIAL FUNDING TRUST A1-2019-NQM2	11/25/2059	2.748	16,453	16,445	16,991
BRAVO RESIDENTIAL FUNDING TRUST A1-2020-RPL1	5/26/2059	2.500	23,444	23,963	23,953
BUNKER HILL LOAN DEPOSITARY A1-2019-1	10/26/2048	3.613	14,615	14,604	14,903
BUNKER HILL LOAN DEPOSITARY A1-2019-2	7/25/2049	2.879	17,395	17,386	17,969
BUNKER HILL LOAN DEPOSITARY A1-2019-3	11/25/2059	2.724	11,185	11,180	11,471
CENTEX HOME EQUITY 2003-A AF4	12/25/2031	4.250	884	877	898
CHASE MORTGAGE FINANCE 07-A1 1A5	2/25/2037	3.195	1,857	1,840	1,844
CITIGROUP MORTGAGE LOAN TRUST 1A1-2014-11	10/25/2035	3.519	175	175	175
CITIGROUP MORTGAGE LOAN TRUST 1A1-2015-11	3/25/2035	2.879	4,769	4,779	4,699
CITIGROUP MORTGAGE LOAN TRUST 2A1-2015-9	2/25/2036	2.867	376	375	374
CITIGROUP MORTGAGE LOAN TRUST 3A1-2015-5	8/25/2034	2.977	2,542	2,555	2,499
CITIGROUP MORTGAGE LOAN TRUST 4A1-2015-5	4/20/2035	2.738	3,713	3,718	3,658
CITIGROUP MORTGAGE LOAN TRUST A1-2015-PS1	9/25/2042	3.750	4,432	4,477	4,568
CITIGROUP MORTGAGE LOAN TRUST A1-2019-IMC1	7/25/2049	2.720	19,997	19,977	20,390

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CITIGROUP MORTGAGE LOAN TRUST A4-2015-A	6/25/2058	4.250	228	232	241
COLT FUNDING LLC A1-2019-1	3/25/2049	3.705	9,225	9,211	9,508
COLT FUNDING LLC COLT_ A1-2020-2R	10/26/2065	1.325	27,586	27,585	27,682
COLT FUNDING LLC_ A1-2019-3	8/25/2049	2.764	3,817	3,812	3,883
COMMERCIAL TRUST CORPORATION A-2017-7	4/25/2057	3.000	7,682	7,707	7,840
COUNTRYWIDE HOME LOANS 03-46 4A1	1/19/2034	2.688	1,224	1,254	1,214
COUNTYWIDE ALTERNATIVE LOAN 04-33 2A1	12/25/2034	3.028	52	53	53
CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES 04-AR3	4/25/2034	2.979	813	824	806
CREDIT SUISSE MORTGAGE CAPITAL 3A1-2015-7R	10/27/2036	0.288	5,304	5,242	5,243
CREDIT SUISSE MORTGAGE CAPITAL CLASS-20-125	7/25/2049	2.573	26,704	26,688	27,340
CREDIT SUISSE MORTGAGE CAPTIAL 15A1-2014-11	1/27/2036	2.972	507	506	506
CREDIT SUISSE MORTGAGE CAPTIAL 1A1-2015-6R	7/27/2035	3.444	2,582	2,589	2,580
CREDIT SUISSE MORTGAGE CAPTIAL A1-2017-FHA1	4/25/2047	3.250	13,406	13,533	13,945
CREDIT SUISSE MORTGAGE TRUST A1-2017-RPL1	7/25/2057	2.750	14,756	14,739	15,177
CREDIT SUISSE MORTGAGE TRUST A1-2017-RPL3	8/1/2057	4.000	30,023	31,022	30,804
CREDIT SUISSE MORTGAGE TRUST A1-2019-NQM1	10/25/2059	2.656	6,786	6,784	6,960
CREDIT SUISSE MORTGAGE TRUST A1-2020-SPT1	4/25/2065	1.700	20,245	20,261	20,297
DEEPHAVEN RESIDENTIAL MORTGAGE A1-2017-1A	12/26/2046	2.725	1,997	1,994	2,003
DEEPHAVEN RESIDENTIAL MORTGAGE A1-2017-2A	6/25/2047	2.453	4,331	4,327	4,333
DEEPHAVEN RESIDENTIAL MORTGAGE A1-2017-3A	10/25/2047	2.577	1,375	1,373	1,390
DEEPHAVEN RESIDENTIAL MORTGAGE A1-2018-4A	10/25/2058	4.080	12,927	12,911	12,967
DEEPHAVEN RESIDENTIAL MORTGAGE A1-2019-1A	1/25/2059	3.743	11,366	11,354	11,558
ELLINGTON FINANCIAL MORTGAGE A1-2019-2	11/25/2059	2.739	18,090	18,082	18,409
FIRST HORIZON ALTERNATIVE MORTGAGE 04-AA4 A1	10/25/2034	2.417	313	317	317
GMAC MORTGAGE CORPORATION LOAN 2004-AR2 3A	8/19/2034	3.452	283	284	267
GMAC MORTGAGE CORPORATION LOAN 2004-AR2 5A1	8/19/2034	3.075	137	137	134
GOLDMAN SACHS MORTGAGE SECURITIES CORPORATION 05-AR1 2A1	1/25/2035	2.741	988	991	984
GOLDMAN SACHS MORTGAGE SECURITIES CORPORATION A1A-2018-RPL	10/25/2057	3.750	10,967	10,837	11,387
GOVERNMENTAL COLLECTORS ASSOCIATION OF TEXAS A1-2019-NQM2	9/25/2059	2.855	26,440	26,427	26,912
GOVERNMENTAL COLLECTORS ASSOCIATION OF TEXAS A1-2019-NQM3	11/25/2059	2.686	14,255	14,248	14,555
HARBORVIEW MORTGAGE LOAN TRUST 04-10 4A	1/19/2035	2.674	197	198	197
HARBORVIEW MORTGAGE LOAN TRUST 04-7 3A1	11/19/2034	2.582	390	388	390
HARBORVIEW MORTGAGE LOAN TRUST 2004-1 4A	4/19/2034	2.455	241	242	242
HARBORVIEW MORTGAGE LOAN TRUST 2004-4 3A	6/19/2034	1.281	36	36	37
HARBORVIEW MORTGAGE LOAN TRUST 2004-6 5A	8/19/2034	3.008	112	112	110
HOMEWARD OPPORTUNITIES A1-2018-2	11/25/2058	3.985	19,400	19,384	19,894
HOMEWARD OPPORTUNITIES FUND I A1-2018-1	6/25/2048	3.766	7,353	7,346	7,678
J.P. MORGAN MORTGAGE TRUST A11-2019-LTV	12/25/2049	1.048	4,047	4,047	4,047
JEFFERIES & CO A1-2015-R1	12/26/2036	0.290	562	560	559
MERRILL LYNCH MORTGAGE INVESTORS 03-A5 2A6A	8/25/2033	2.732	433	432	430
MERRILL LYNCH MORTGAGE INVESTORS 04-1 2A2	12/25/2034	2.529	171	171	167
MERRILL LYNCH MORTGAGE INVESTORS 05-A1 2A	12/25/2034	2.694	271	272	275
MERRILL LYNCH MORTGAGE INVESTORS 05-A2 A2	2/25/2035	3.640	640	640	644

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

METLIFE SECURITIZATION TRUST A-2017-1A	4/25/2055	3.000	11,696	11,778	12,318
METLIFE SECURITIZATION TRUST A-2018-1A	3/25/2057	3.750	10,832	10,841	11,678
MFA TRUST A1-2017-RPL1	2/25/2057	2.588	10,462	10,451	10,581
MFA TRUST MFRA_ A1-2020-NQM3	1/26/2065	1.014	9,602	9,602	9,586
MILL CITY MORTGAGE LOAN TRUST A1-2016-1	4/25/2057	2.500	4,698	4,703	4,753
MILL CITY MORTGAGE LOAN TRUST A1-2017-1	11/25/2058	2.750	11,236	11,207	11,408
MILL CITY MORTGAGE LOAN TRUST A1-2017-2	7/25/2059	2.750	13,343	13,392	13,579
MILL CITY MORTGAGE LOAN TRUST A1-2017-3	1/25/2061	2.750	15,394	15,431	15,792
MILL CITY MORTGAGE LOAN TRUST A1-2018-3	8/25/2058	3.500	6,000	6,142	6,353
MILL CITY MORTGAGE LOAN TRUST A1-2019-1	10/25/2069	3.250	8,313	8,400	8,773
MILL CITY MORTGAGE TRUST A1-2019-GS1	7/25/2059	2.750	12,274	12,320	12,756
MORGAN STANLEY MORTGAGE LOAN 04-10AR A1	11/25/2034	3.633	248	250	248
MORGAN STANLEY MORTGAGE LOAN PT2A	11/25/2034	2.761	250	254	249
MORGAN STANLEY REREMIC TRUST 2A-2014-R4	8/26/2034	3.108	1,748	1,750	1,740
MORGAN STANLEY REREMIC TRUST 2A-2015-R7	6/26/2035	3.325	2,303	2,305	2,304
MORGAN STANLEY REREMIC TRUST 3A-2014-R4	8/26/2034	3.127	1,529	1,531	1,527
MORGAN STANLEY REREMIC TRUST 5A-2013-R9	6/26/2046	0.352	2,228	2,209	2,216
MORGAN STANLEY REREMIC TRUST A-2014-R7	1/26/2051	3.000	4,755	4,713	5,021
NATIONSTAR MORTGAGE LOAN TRUST A-2013-A	12/25/2052	3.750	994	1,011	1,028
NEW RESIDENTIAL MORTGAGE LOAN A1-2019-RPL3	7/25/2059	2.750	15,266	15,719	16,047
NEW RESIDENTIAL MORTGAGE LOAN TRSUT A1-2017-6A	8/27/2057	4.000	11,295	11,592	12,009
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2016-1A	3/25/2056	3.750	7,465	7,630	7,921
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2016-2	9/25/2056	3.750	13,771	14,177	14,584
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2016-2A	11/26/2035	3.750	5,297	5,388	5,618
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2016-4A	11/25/2056	3.750	14,655	15,000	15,519
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2017-1A	2/25/2057	4.000	12,112	12,381	13,091
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2017-3A	4/25/2057	4.000	15,611	16,084	16,601
NEW RESIDENTIAL MORTGAGE LOAN TRUST A1-2019-NQM4	9/25/2059	2.492	6,182	6,179	6,310
NEW RESIDENTIAL MORTGAGE LOAN TRUST A3-2014-3	11/25/2054	3.750	2,373	2,418	2,524
NEW RESIDENTIAL MORTGAGE LOAN TRUST A3-2017-2A	3/25/2057	4.000	14,771	15,235	15,973
NOMURA RESECURITIZATION TRUST 1A1-2015-6R	4/26/2037	0.406	517	514	515
NOMURA RESECURITIZATION TRUST 3A1-2014-7R	1/26/2036	3.050	458	458	457
NOMURA RESECURITIZATION TRUST 4A1-2015-4R	3/26/2037	3.647	1,527	1,525	1,530
OCEANVIEW MORTGAGE LOAN TRUST CLASS-20-676	5/28/2050	1.733	7,863	7,861	7,899
ONSLOW BAY FINANCIAL 2A1A-2018-EX	4/25/2048	0.998	3,637	3,637	3,636
ONSLOW BAY FINANCIAL LLC 2A1A-2019-EX	10/25/2059	1.048	5,922	5,922	5,923
ONSLOW BAY FINANCIAL LLC 2A1A-2019-EX	1/25/2059	1.098	5,961	5,967	5,961
RBSSP RESECURITIZATION TRUST 12-6 8A1	4/26/2035	0.648	13	13	13
RBSSP RESECURITIZATION TRUST 19A1-2009-12	12/25/2035	2.454	923	923	925
RESIDENTIAL MORTGAGE LOAN TRUST A1-2019-1	10/25/2058	3.936	17,525	17,506	17,936
RESIDENTIAL MORTGAGE LOAN TRUST A1-2019-2	5/25/2059	2.913	18,587	18,578	18,912
RESIDENTIAL MORTGAGE LOAN TRUST A1-2019-3	9/25/2059	2.633	18,982	18,971	19,302
STAR A1-2020-3	4/25/2065	1.486	8,866	8,865	8,895
STARWOOD MORTGAGE RESIDENTIAL A1-2018-IMC2	10/25/2048	4.121	19,678	19,660	20,201
STARWOOD MORTGAGE RESIDENTIAL A1-202019-IN	9/27/2049	2.610	14,221	14,213	14,481
STRUCTURED ASSET INVESTMENT LOAN TRUST M1-2003-BC5	6/25/2033	1.273	2,198	2,146	2,199
STRUCTURED ASSET SECURITIES CORPORATION 03-24A 5A	7/25/2033	2.391	294	297	294

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

TOWD POINT MORTGAGE TRUST 1A12-2015-2	11/25/2060	2.750	510	508	511
TOWD POINT MORTGAGE TRUST A1-2015-4	4/25/2055	3.500	147	147	148
TOWD POINT MORTGAGE TRUST A1-2015-5	5/25/2055	3.500	1,883	1,887	1,898
TOWD POINT MORTGAGE TRUST A1-2015-6	4/25/2055	3.500	3,983	3,992	4,070
TOWD POINT MORTGAGE TRUST A1-2016-1	2/25/2055	3.500	3,823	3,834	3,874
TOWD POINT MORTGAGE TRUST A1-2016-2	8/25/2055	3.000	5,760	5,769	5,852
TOWD POINT MORTGAGE TRUST A1-2016-3	4/25/2056	2.250	8,063	8,051	8,139
TOWD POINT MORTGAGE TRUST A1-2017-3	7/25/2057	2.750	10,155	10,181	10,426
TOWD POINT MORTGAGE TRUST A1-2017-4	6/25/2057	2.750	12,540	12,584	12,983
TOWD POINT MORTGAGE TRUST A1-2019-HY1	10/25/2048	1.148	5,411	5,432	5,432
TOWD POINT MORTGAGE TRUST A1A-2015-3	3/25/2054	3.500	942	942	947
TOWD POINT MORTGAGE TRUST A1B-2015-3	3/25/2054	3.000	471	471	473
TOWD POINT MORTGAGE TRUST A4B-2015-3	3/25/2054	3.500	1,641	1,656	1,696
VERUS SECURITIZATION TRUST A1-2017-1A	1/25/2047	2.881	3,174	3,170	3,185
VERUS SECURITIZATION TRUST A1-2019-1	2/25/2059	3.836	11,687	11,673	11,747
VERUS SECURITIZATION TRUST A1-2019-3	7/25/2059	2.784	22,628	22,612	23,135
VERUS SECURITIZATION TRUST A1-2019-4	11/25/2059	2.642	12,768	12,760	13,053
VERUS SECURITIZATION TRUST A1-2019-INV3	11/25/2059	2.692	15,545	15,540	16,012
VERUS SECURITIZATION TRUST A1FL-2018-IN	10/25/2058	1.348	6,096	6,117	6,107
VISIO A1-2019-2	11/25/2054	2.722	33,223	33,040	33,837
WASHINGTON MUTUAL 03-AR6 A1	6/25/2033	3.102	472	471	481
WASHINGTON MUTUAL 04-AR10 A1A	7/25/2044	1.068	350	351	344
WASHINGTON MUTUAL 05-AR3 A2	3/25/2035	3.596	692	695	703
WASHINGTON MUTUAL 05-AR4 A5	4/25/2035	3.566	2,028	2,021	2,047
WELLS FARGO MORTGAGE BACKED SECURITY 04-K 2A6	7/25/2034	3.083	536	552	531
TOTAL NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				1,236,334	1,261,547
TOTAL RESIDENTIAL MORTGAGE BACKED SECURITIES				2,496,350	2,529,925

ASSET BACKED SECURITIES
APIDOS CLO APID_15-20A	7/16/2031	1.330	20,000	20,000	19,954
APIDOS CLO APID_20-33A	7/24/2031	1.915	22,000	22,000	22,068
ARI FLEET LEASE TRUST_19 A2B-2019-A	11/15/2027	0.639	6,153	6,153	6,159
AVIS BUDGET RENTAL CAR FUNDING A-2016-1A	6/20/2022	2.990	36,874	36,921	37,080
AVIS BUDGET RENTAL CAR FUNDING A-2016-2A	11/20/2022	2.720	38,000	37,953	38,498
AVIS BUDGET RENTAL CAR FUNDING A-2017-1A	9/20/2023	3.070	8,020	8,036	8,283
BAIN CAPITAL CREDIT CLO BCC_ A1-2020-5A	1/20/2032	1.438	40,000	40,000	40,012
BALLYROCK A1-2018-1A	4/20/2031	1.218	40,000	40,000	39,747
BRAZOS HIGHER EDUCATION AUTHORITY A2-2010-1	2/25/2035	1.407	20,000	19,856	20,182
BROAD RIVER_ A-2020-1A	4/20/2029	2.068	16,000	16,000	16,029
CARLYLE GLOBAL MARKET STRATEGIES 15-5A	1/20/2032	1.538	15,000	15,000	15,000
CARLYLE GLOBAL MARKET STRATEGIES 20-143	10/15/2030	1.337	12,239	12,250	12,188
CARLYLE GLOBAL MARKET STRATEGIES A1R-2013-1A	8/14/2030	1.441	19,823	19,823	19,816
CARLYLE GLOBAL MARKET STRATEGIES A1R2-2014-1A	4/17/2031	1.188	29,909	28,973	29,657
CARLYLE GLOBAL MARKET STRATEGIES A1RR-2013-4A	1/15/2031	1.230	19,710	19,710	19,554
CIFC FUNDING LTD_17-1A AR-2017-1A	4/23/2029	1.219	13,000	12,802	12,956
COLLEGE LOAN CORPORATION TRUST 02-2 A24	3/1/2042	1.544	10,000	8,847	9,899
DRYDEN SENIOR LOAN FUND A1-2017-47A	4/15/2028	1.477	21,700	21,742	21,701
DRYDEN SENIOR LOAN FUND A1-2018-55A	4/15/2031	1.257	12,000	12,000	11,953
EDUCATIONAL SERVICES OF AMERICA A-2012-2	4/25/2039	0.878	2,706	2,705	2,689
EDUCATIONAL SERVICES OF AMERICA A-2014-1	2/25/2039	0.848	8,122	8,035	8,074

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

EDUCATIONAL SERVICES OF AMERICA A-2014-3	2/25/2036	0.748	602	593	595
GOLDENTREE LOAN MANAGEMENT US A-2020-7A	4/20/2031	2.118	16,750	16,750	16,790
HENDERSON RECEIVABLES LLC 10-3A A	12/15/2048	3.820	653	653	685
HERTZ VEHICLE FINANCING LLC A-2015-3A	9/25/2021	2.670	4,324	4,324	4,333
HERTZ VEHICLE FINANCING LLC A-2016-2A	3/25/2022	2.950	7,414	7,413	7,420
HERTZ VEHICLE FINANCING LLC A-2016-4A	7/25/2022	2.650	1,704	1,701	1,708
MAGNETITE CLO LTD_ A-2020-26A	7/15/2030	1.987	24,000	24,000	24,078
MAGNETITE CLO LTD_A1R2-2012-7A	1/15/2028	1.037	13,250	13,001	13,167
MISSISSIPPI HIGHER EDUCATION ASSISTANCE CORP. A1-2014-1	10/25/2035	0.828	4,442	4,372	4,416
MVW OWNER TRUST 16-1A	12/20/2033	2.250	4,385	4,367	4,333
NAVIENT STUDENT LOAN TRUST A2B-2018-DA	12/15/2059	0.959	11,177	11,141	11,014
NORTHSTAR EDUCATION FINANCE A3-2002-1	4/1/2042	2.195	5,000	4,763	4,891
OCTAGON INVESTMENT PARTNERS OCT30_17-1A	3/17/2030	1.538	6,900	6,900	6,900
OZLM A1-2017-21A	1/20/2031	1.368	16,000	16,015	15,949
PALMER SQUARE LOAN FUNDING LTD A1-2020-1A	2/20/2028	1.024	21,117	20,722	21,066
PENNSYLVANIA HIGHER EDUCATION ASSISTANCE AGENCY WL 13-1A	11/25/2036	0.648	2,140	2,108	2,080
RACE POINT CLO LTD_13-8A AR2-2013-8A	2/20/2030	1.264	13,823	13,823	13,790
SALLIE MAE 11-2 A1	11/25/2027	0.748	239	239	239
SALLIE MAE 12-3 A	12/27/2038	0.798	5,657	5,689	5,625
SALLIE MAE A6-2006-2	1/25/2041	0.385	15,833	15,129	15,269
SBA TOWER TRUST C-2013-2	4/11/2023	3.722	2,815	2,802	2,889
SBA TOWER TRUST C-2017-1	4/11/2022	3.168	22,000	22,000	22,037
SIERRA RECEIVABLES FUNDING COMPANY A-2016-2A	7/20/2033	2.330	108	107	108
SIERRA RECEIVABLES FUNDING COMPANY A-2016-3A	10/20/2033	2.430	2,333	2,333	2,320
SMALL BUSINESS ADMINISTRATION 2002-20J	10/1/2022	4.750	63	63	64
SMB PRIVATE EDUCATION LOAN TRUST A2A-2017-B	10/15/2035	2.820	7,506	7,506	7,782
STUDENT LOAN TRUST A4A-2008-1	12/15/2032	1.817	3,389	3,423	3,459
TRIP RAIL MASTER FUNDING LLC A1-2017-1A	8/15/2047	2.709	2,399	2,399	2,402
VOI MORTGAGE LLC A-2016-A	7/20/2033	2.540	3,483	3,481	3,502
WELLS FARGO MORTGAGE BACKED SECURITY A-2013-A	3/15/2029	3.100	154	154	154
TOTAL ASSET BACKED SECURITIES				626,777	630,564

COMMERCIAL MORTGAGE BACKED SECURITIES
AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES
FANNIE MAE 06-M2 A2A	10/25/2032	5.271	1,750	1,809	1,992
FHLMC MULTIFAMILY STRUCTURED PASS THROUGH	7/25/2030	0.408	18,880	18,880	18,882
FHLMC MULTIFAMILY STRUCTURED PASS THROUGH	3/25/2030	0.478	20,516	20,516	20,582
FHLMC MULTIFAMILY STRUCTURED PASS THROUGH	11/25/2028	0.708	24,043	24,285	24,330
FHLMC MULTIFAMILY STRUCTURED P AL-20KF86	8/25/2027	0.438	15,249	15,249	15,287
FHLMC MULTIFAMILY STRUCTURED P AL-20KF88	9/25/2030	0.478	22,000	22,000	22,057
FHLMC MULTIFAMILY STRUCTURED P AL-20KF90	9/25/2030	0.478	19,000	19,000	19,004
FREDDIE MAC A10-20KS10	10/25/2028	0.763	19,460	19,469	19,545
FREDDIE MAC A-20KBF2	10/25/2025	0.593	23,306	23,306	23,420
FREDDIE MAC A-20KF50	7/25/2028	0.553	7,036	7,042	7,075
FREDDIE MAC A-20KF52	9/25/2028	0.573	13,181	13,181	13,314

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FREDDIE MAC A-20KF53	10/25/2025	0.530	18,097	18,097	18,152
FREDDIE MAC A-20KF54	11/25/2028	0.633	53,752	53,754	54,068
FREDDIE MAC A-20KF55	11/25/2025	0.663	45,645	45,700	45,934
FREDDIE MAC A-20KF57	12/25/2028	0.693	28,095	28,095	28,268
FREDDIE MAC A-20KF58	1/25/2026	0.653	58,332	58,428	58,674
FREDDIE MAC A-20KF59	2/25/2029	0.693	25,429	25,429	25,582
FREDDIE MAC A-20KF60	2/25/2026	0.643	44,798	44,874	45,205
FREDDIE MAC A-20KF61	3/25/2029	0.683	21,137	21,176	21,371
FREDDIE MAC AFL-20KSL1	11/25/2023	0.610	22,000	22,000	22,095
FREDDIE MAC AFL-20W5FL	5/25/2025	0.373	1,786	1,786	1,786
FREDDIE MAC AFLW-20KL3W	8/25/2025	0.603	15,000	15,024	15,089
FREDDIE MAC FHLMC_KF85	8/25/2030	0.448	30,000	30,000	30,010
GINNIE MAE 11-165 A	10/16/2037	2.194	902	902	903
GINNIE MAE 13-141 A	6/16/2040	2.023	4,620	4,618	4,660
GINNIE MAE 13-146 AH	8/16/2040	2.000	2,160	2,160	2,177
GINNIE MAE 17-127	4/16/2052	2.500	13,723	13,651	14,315
GINNIE MAE 17-135	5/16/2049	2.200	17,955	17,847	18,388
GINNIE MAE 17-146	8/16/2047	2.200	17,596	17,507	18,084
GINNIE MAE 7-140	2/16/2059	2.500	12,430	12,370	12,972
GINNIE MAE A-2013-57	6/16/2037	1.350	1,214	1,209	1,218
GINNIE MAE AB-2013-194	5/16/2038	2.250	3,350	3,353	3,372
GINNIE MAE AB-2014-143	3/16/2040	2.500	688	692	693
GINNIE MAE AC-2013-13	4/16/2046	1.700	2,311	2,242	2,353
GINNIE MAE AC-2014-112	12/16/2040	1.900	1,322	1,327	1,331
GINNIE MAE AC-2014-143	3/16/2040	2.000	1,376	1,378	1,384
GINNIE MAE AC-2014-48	10/16/2041	1.900	1,139	1,140	1,141
GINNIE MAE AC-2014-70	4/16/2042	1.900	1,129	1,129	1,130
GINNIE MAE AC-2015-98	4/16/2041	2.150	6,963	7,011	7,071
GINNIE MAE AD-2014-9	9/16/2041	2.500	952	957	958
GINNIE MAE AD-2016-1829	11/16/2043	2.250	8,850	8,874	9,020
GINNIE MAE AG-2016-39	1/16/2043	2.300	8,963	8,985	9,169
GINNIE MAE AG-2017-171	10/16/2048	2.250	19,355	19,182	19,918
GINNIE MAE AN-2014-17	6/16/2048	2.374	1,780	1,791	1,837
TOTAL AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES				677,425	683,816

NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES
280 PARK AVENUE MORTGAGE TRUST 2017-A	9/15/2034	1.026	40,000	40,000	40,000
ASHFORD HOSPITALITY TRUST_A-2018-KEYS	6/15/2035	1.159	40,000	40,000	38,138
BANC OF AMERICA MERRILL LYNCH A-2018-DSNY	9/15/2034	1.009	33,350	33,253	32,932
BARCLAYS COMMERCIAL MORTGAGE A-2019-BWAY	11/15/2034	1.115	10,000	9,970	9,756
BFLD TRUST A-2019-DPLO	10/15/2034	1.249	28,000	27,971	27,730
BHMS MORTGAGE TRUST BHMS_18-ATLS	7/15/2035	1.409	40,000	40,000	39,000
BRAEMAR HOTELS & RESORTS TRUST A-2018-PRME	6/15/2035	0.979	19,768	19,765	19,236
BX COMMERCIAL MORTGAGE TRUST A-2019-ATL	10/15/2036	1.227	27,275	27,268	26,446
BX COMMERCIAL MORTGAGE TRUST A-2019-XL	10/15/2036	1.079	4,746	4,751	4,750
BX TRUST A-2018-GW	5/15/2035	0.959	38,592	38,549	37,939
BX TRUST_19-RP A-2019-RP	6/15/2034	1.204	25,000	24,972	24,084
CAMB COMMERCIAL MORTGAGE TRUST A-2019-LIFE	12/15/2037	1.229	15,000	15,000	15,015
CGDB COMMERCIAL MORTGAGE TRUST A-2019-MOB	11/15/2036	1.109	15,000	15,000	14,855
COLONY MORTGAGE CAPITAL LTD A-2019-IKPR	11/15/2038	1.288	20,000	19,907	19,378

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

COMM_ A-2019-521F	6/15/2034	1.059	16,510	16,512	16,226
COSMOPOLITAN HOTEL TRUST A-2017-CSMO	11/15/2036	1.089	39,690	39,672	39,295
DBGS MORTGAGE TRUST A-2018-5BP	6/15/2033	0.804	40,000	39,960	39,926
DBGS MORTGAGE TRUST A-2018-BIOD	5/15/2035	0.962	23,203	23,200	23,204
DBUBS MORTGAGE TRUST 11-LC2 A1	7/10/2044	3.527	46	46	46
DBWF MORTGAGE TRUST A-2018-GLKS	12/19/2030	1.182	20,000	19,917	19,751
HOME PARTNERS OF AMERICA TRUST A-2017-1	7/17/2034	0.976	13,550	13,541	13,502
HOME PARTNERS OF AMERICA TRUST A-2018-1	7/17/2037	1.058	14,585	14,585	14,509
INVITATION HOMES TRUST A-2017-SFR2	12/17/2036	1.009	38,756	38,537	38,604
INVITATION HOMES TRUST A-2018-SFR1	3/17/2037	0.852	26,845	26,732	26,622
INVITATION HOMES TRUST A-2018-SFR2	6/17/2037	1.059	36,394	36,233	36,490
INVITATION HOMES TRUST A-2018-SFR3	7/17/2037	1.159	36,580	36,580	36,255
INVITATION HOMES TRUST A-2018-SFR4	1/17/2038	1.258	25,960	25,963	26,154
JP MORGAN CHASE COMMERCIAL MORTGAGE A-2018-ASH8	2/15/2035	0.959	11,398	11,397	10,834
MORGAN STANLEY CAPITAL I TRUST MSC_18-BOP	8/15/2033	1.009	19,269	19,269	19,033
ONE NEW YORK PLAZA TRUST ONYP_ A-2020-1NYP	1/15/2026	1.109	18,200	18,200	18,206
PROGRESS RESIDENTIAL TRUST A-2017-SFR1	8/17/2034	2.768	18,768	18,753	18,929
UBS COMMERCIAL MORTGAGE TRUST A-2018-NYCH	2/15/2032	1.009	12,186	12,182	12,085
UBS-CITIGROUP COMMERCIAL MORTGAGE TRUST 11-C1 AAB	1/10/2045	3.187	1,466	1,466	1,475
WELLS FARGO COMMERCIAL MORTGAGE TRUST AFL-2012-C7	6/15/2045	1.353	10,458	10,481	10,419
WELLS FARGO COMMERCIAL MORTGAGE TRUST_17-SMP	12/15/2034	0.909	18,500	18,389	18,138
TOTAL NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES				798,021	788,962
TOTAL COMMERCIAL MORTGAGE BACKED SECURITIES				1,475,446	1,472,778

CORPORATE DEBT SECURITIES
BANKING
WASHINGTON MUTUAL BANK/HENDERSON	6/15/2011	—	1,500	—	3	c,d
TOTAL BANKING				—	3

CAPITAL GOODS
GENERAL DYNAMICS CORPORATION	5/11/2021	3.000	14,905	14,892	15,048
NORTHROP GRUMMAN CORP	3/15/2021	3.500	5,000	5,010	5,031
NORTHROP GRUMMAN CORP	10/15/2022	2.550	16,643	16,417	17,283
TOTAL CAPITAL GOODS				36,319	37,362

COMMUNICATIONS
SKY PLC	11/26/2022	3.125	5,000	4,995	5,253
TOTAL COMMUNICATIONS				4,995	5,253

CONSUMER NON CYCLICAL
BECTON DICKINSON AND COMPANY	6/6/2022	2.894	21,318	21,536	22,003
CVS HEALTH CORPORATION	6/1/2021	2.125	17,075	17,049	17,173
ESSILOR INTERNATIONAL SA	1/5/2022	2.050	6,000	6,000	6,054
KROGER CO	8/1/2022	2.800	5,845	5,775	6,057
MOLSON COORS BREWING	7/15/2021	2.100	10,000	9,967	10,073
NESTLE SA	9/24/2021	3.100	33,700	33,953	34,313
SYSCO CORPORATION	7/15/2021	2.500	2,000	2,001	2,019
TOTAL CONSUMER NON CYCLICAL				96,281	97,692

ELECTRIC

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

AMERICAN ELECTRIC POWER COMPANY INC	10/1/2022	2.400	3,000	2,968	3,097
AMERICAN ELECTRIC POWER COMPANY INC	12/1/2021	3.650	10,316	10,316	10,626
BERKSHIRE HATHAWAY INC	8/15/2023	3.375	14,195	14,461	15,180
CMS ENERGY CORPORATION	8/31/2024	3.125	10,250	10,546	11,059
DUKE ENERGY CORP	8/15/2022	3.050	3,053	3,018	3,162
EMERA INCORPORATED	6/15/2021	2.700	20,495	20,396	20,656
EVERSOURCE ENERGY	3/15/2022	2.750	1,050	1,050	1,078
THE SOUTHERN COMPANY	3/30/2022	2.450	500	490	512
THE SOUTHERN COMPANY	7/1/2021	2.350	33,334	33,308	33,609
XCEL ENERGY INC	3/15/2021	2.400	4,325	4,315	4,335
TOTAL ELECTRIC				100,868	103,314

INSURANCE
UNITEDHEALTH GROUP INC	11/15/2021	3.375	20,000	20,031	20,347
UNITEDHEALTH GROUP INC	3/15/2022	2.875	2,000	1,986	2,049
TOTAL INSURANCE				22,017	22,396

NATURAL GAS
CENTERPOINT ENERGY INC	4/1/2023	3.550	3,563	3,719	3,800
TOTAL NATURAL GAS				3,719	3,800
TOTAL CORPORATE DEBT SECURITIES				264,199	269,820
TOTAL FIXED MATURITIES				6,334,451	6,375,260

EQUITY SECURITIES
CONGLOMERATES/DIVERSIFIED MFG
DAYCO LLC	10	115	56	d
TOTAL CONGLOMERATES/DIVERSIFIED MFG		115	56
TOTAL EQUITY SECURITIES		115	56

SYNDICATED LOANS
BASIC INDUSTRY
ALPHA 3 BV	1/31/2024	4.000	151	151	151
AXALTA COATING SYSTEMS LTD	6/1/2024	2.653	875	872	872
CHEMOURS COMPANY	4/3/2025	1.970	1,220	1,217	1,217
ELEMENT SOLUTIONS INC	1/31/2026	1.900	1,866	1,867	1,867
FLINT GROUP GERMANY	9/7/2021	2.146	985	982	982
FLINT GROUP GERMANY	9/7/2021	6.000	85	85	85
HEXION HOLDINGS LLC	7/1/2026	6.000	516	513	513
INEOS LTD	3/29/2024	3.730	493	488	488
KRATON CORP	3/8/2025	2.146	1,320	1,320	1,320
MESSER INDUSTRIE GMBH	3/2/2026	2.720	1,231	1,226	1,226
MINERALS TECHNOLOGIES INC.	2/13/2024	3.000	729	729	729
ORION ENGINEERED CARBONS	7/25/2024	2.220	802	803	803
TRINSEO SA	9/6/2024	2.146	1,315	1,314	1,314
UNIVAR INC	7/1/2024	2.396	543	541	541
TOTAL BASIC INDUSTRY				12,108	12,108

BROKERAGE

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

ALIXPARTNERS LLP	4/4/2024	2.646	970	974	974
CITADEL SECURITIES LP TERM LOAN B	2/27/2026	2.896	703	698	698
CRESTVIEW PARTNERS II GP LP	7/1/2026	2.734	609	604	604
GREENHILL & CO INC	4/12/2024	3.398	588	586	586
JEFFERIES FINANCIAL GROUP INC	6/1/2026	3.188	990	992	992
LPL HOLDINGS INC TERM LOAN B1	11/12/2026	1.898	623	618	618
RUSSELL INVESTMENTS US INSTITU 2025 TERM LOAN	5/30/2025	4.000	1,339	1,340	1,340
TOTAL BROKERAGE				5,812	5,812

CAPITAL GOODS
ADVANCED DRAINAGE SYSTEMS INC	7/31/2026	2.438	601	600	600
ALBEA BEAUTY HOLDINGS	4/22/2024	4.000	230	230	230
ALLNEX USA	9/13/2023	4.000	217	217	217
ALLNEX USA	9/13/2023	4.000	164	163	163
ALTRA INDUSTRIAL MOTION CORP	10/1/2025	2.146	989	987	987
ANCHOR GLASS CONTAINER CORP	12/7/2023	3.750	969	969	969
API GROUP DE INC	10/1/2026	2.646	696	691	691
BERRY GLOBAL INC	7/1/2026	2.149	1,086	1,084	1,084
COLUMBUS MCKINNON CORP TERM LOAN - INITIAL	1/31/2024	3.500	747	742	742
DOOSAN INFRACORE CO LTD	5/18/2024	1.970	788	789	789
ENERGY SOLUTIONS LLC	5/12/2025	4.750	635	633	633
EWT HOLDINGS III CORP	12/20/2024	2.646	751	750	750
GENERAC POWER SYSTEMS INC	12/13/2026	1.905	1,416	1,417	1,417
GFL ENVIRONMENTAL INC TERM LOAN - INCR	5/30/2025	4.000	319	318	318
INGERSOLL RAND INC	3/1/2027	1.896	323	323	323
INGERSOLL-RAND SERVICES CO	3/1/2027	2.146	1,244	1,242	1,242
PLASTIPAK HOLDINGS INC.	10/14/2024	2.650	945	946	946
PLY GEM MIDCO LLC	4/12/2025	3.904	196	195	195
PRINTPACK HOLDINGS INC	7/26/2023	4.000	130	130	130
QUIKRETE HOLDINGS INC	2/1/2027	2.646	1,365	1,356	1,356
REXNORD LLC	8/21/2024	1.896	900	895	895
REYNOLDS CONSUMER PRODUCTS LLC	1/29/2027	1.896	251	251	251
REYNOLDS GROUP HOLDINGS INC	2/5/2023	2.896	327	327	327
TEREX CORP TERM LOAN B	1/31/2024	2.750	249	242	242
TRANSDIGM INC	12/9/2025	2.396	839	838	838
UNITED RENTALS INC	10/31/2025	1.896	984	984	984
US ECOLOGY INC	11/2/2026	2.646	670	668	668
WILSONART LLC	12/19/2023	4.250	288	288	288
ZEKELMAN INDUSTRIES INC	1/20/2027	2.143	728	730	730
TOTAL CAPITAL GOODS				19,005	19,005

COMMUNICATIONS
ALTICE FRANCE SA	7/15/2025	2.896	965	964	964
CELLULAR SOUTH INC	5/24/2024	2.396	871	870	870
CENTURYLINK INC	3/15/2027	2.396	1,241	1,241	1,241

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CHARTER COMMUNICATIONS INC	4/30/2025	1.900	1,413	1,414	1,414
COGECO COMMUNICATIONS (USA) II LP	1/3/2025	2.146	1,367	1,366	1,366
CSC HOLDINGS LLC	7/17/2025	2.409	956	953	953
CSC HOLDINGS LLC	1/15/2026	2.409	983	960	960
DIAMOND SPORTS GROUP LLC	8/24/2026	3.400	1,163	1,160	1,160
ENTRAVISION COMMUNICATIONS CORPORATION	11/30/2024	2.896	306	305	305
EW SCRIPPS CO TERM LOAN - B2	5/1/2026	2.646	499	488	488
GRAY TELEVISION INC	2/7/2024	2.405	278	278	278
HUBBARD RADIO LLC	3/28/2025	5.250	259	258	258
ION MEDIA NETWORKS INC	12/18/2024	3.188	1,290	1,291	1,291
LEVEL 3 PARENT LLC	3/1/2027	1.896	337	337	337
LIONS GATE ENTERTAINMENT CORP	3/24/2025	2.397	813	813	813
LIONS GATE ENTERTAINMENT CORP	3/22/2023	1.897	1,052	1,052	1,052
MEDIACOM COMMUNICATIONS CORPORATION	2/15/2024	1.850	427	426	426
NASCAR HOLDINGS INC	10/19/2026	2.896	451	449	449
NEXSTAR MEDIA GROUP INC	1/17/2024	2.395	396	396	396
NIELSEN HOLDINGS PLC	10/2/2023	2.146	1,029	1,028	1,028
SBA COMMUNICATIONS CORP	4/11/2025	1.900	1,243	1,238	1,238
SINCLAIR BROADCAST GROUP INC	1/3/2024	2.400	798	794	794
SOUTHWIRE CO	5/19/2025	1.896	1,246	1,244	1,244
TELESAT LLC	11/25/2026	2.900	993	990	990
TERRIER MEDIA BUYER INC	12/17/2026	4.396	998	974	974
UNIVISION HOLDINGS INC	3/15/2026	4.750	861	858	858
URBAN ONE INC	4/18/2023	5.000	500	498	498
VIRGIN MEDIA BRISTOL LLC	1/31/2028	2.659	1,000	1,001	1,001
TOTAL COMMUNICATIONS				23,646	23,646

CONSUMER CYCLICAL
1011778 BC UNLIMITED LIABILITY	11/19/2026	1.896	1,328	1,326	1,326
AMERICAN AXLE & MANUFACTURING TERM LOAN B	4/6/2024	3.000	458	449	449
ARISTOCRAT LEISURE LTD	10/19/2024	1.959	1,429	1,428	1,428
BJS WHOLESALE CLUB INC TERM LOAN B	2/3/2024	2.154	345	341	341
CAESARS ENTERTAINMENT CORP	12/23/2024	2.896	1,083	1,078	1,078
CCM MERGER TERM LOAN B	11/1/2025	4.500	222	218	218
CEDAR FAIR LP	4/13/2024	1.896	181	172	172
CINEWORLD FINANCE US INC	2/28/2025	2.769	345	344	344
CITYCENTER HOLDINGS LLC	4/18/2024	3.000	1,560	1,559	1,559
FOUR SEASONS HOLDINGS INC	11/30/2023	2.146	1,462	1,460	1,460
GO DADDY INC	2/15/2024	1.896	944	943	943
HANESBRANDS INC	12/13/2024	1.896	650	639	639
HARBOR FREIGHT TERM LOAN B	10/19/2027	4.000	499	491	491
HILTON WORLDWIDE HOLDINGS INC	6/22/2026	1.898	749	748	748
KAR AUCTION SERVICES INC	9/18/2026	2.438	743	741	741
KFC HOLDING CORPORATION	4/2/2025	1.908	1,343	1,345	1,345
METRO-GOLDWYN-MAYER INC	7/7/2025	2.650	1,374	1,366	1,366

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

MOHEGAN TRIBAL GAMING AUTHORITY	10/13/2023	6.375	633	629	629
NAI ENTERTAINMENT HOLDINGS LLC	5/8/2025	3.500	798	797	797
NAVISTAR INC	11/6/2024	3.660	742	744	744
PCI GAMING AUTHORITY	5/29/2026	2.646	395	394	394
PENN NATIONAL GAMING INC	10/15/2025	3.000	1,124	1,123	1,123
PRIME SECURITY SERVICES TOPCO PARENT LP	9/13/2026	4.250	894	886	886
QUALITY SOLUTIONS INTERNATIONAL LTD	8/21/2025	2.896	915	906	906
SCIENTIFIC GAMES CORP	8/14/2024	2.896	1,393	1,388	1,388
SEMINOLE TRIBE OF FLORIDA INC	7/8/2024	1.896	848	846	846
SERVICEMASTER GLOBAL HOLDINGS INC	10/31/2026	1.938	498	497	497
SIX FLAGS ENTERTAINMENT CORP	4/17/2026	1.900	760	760	760
WILLIAM MORRIS ENDEAVOR ENTERTAINMENT LLC	5/16/2025	2.900	904	902	902
WYNDHAM WORLDWIDE CORP	4/27/2025	1.896	980	979	979
TOTAL CONSUMER CYCLICAL				25,499	25,499

CONSUMER NON CYCLICAL
ARAMARK	3/28/2024	1.895	1,354	1,355	1,355
B&G FOODS INC	10/10/2026	2.646	268	267	267
BAUSCH HEALTH COMPANIES INC	6/1/2025	3.500	462	460	460
CATALENT INC	5/10/2026	3.250	493	491	491
CHANGE HEALTHCARE HOLDINGS LLC	3/1/2024	3.500	703	702	702
DAVITA INC	8/12/2026	1.896	743	741	741
ELANCO ANIMAL HEALTH INC	8/1/2027	1.905	708	704	704
ENDO INTERNATIONAL PLC	4/29/2024	5.000	266	265	265
ENERGIZER HOLDINGS INC TERM LOAN B - PHASE 1	12/16/2027	2.750	191	190	190
ENERGIZER HOLDINGS INC TERM LOAN B - PHASE 2	12/16/2027	2.750	226	225	225
GRIFOLS SA	11/15/2027	2.101	1,198	1,194	1,194
HCA HEALTHCARE INC	3/13/2025	1.896	414	414	414
IQVIA INC TERM LOAN - B3	6/6/2025	1.970	499	491	491
JAGUAR HOLDING COMPANY	8/18/2022	3.500	948	946	946
JBS SA	5/1/2026	2.146	566	565	565
MALLINCKRODT INTERNATIONAL	9/24/2024	5.500	787	786	786
MALLINCKRODT INTERNATIONAL	2/24/2025	5.750	266	266	266
PRESTIGE BRANDS INC TERM LOAN B4	1/26/2024	2.146	442	438	438
SELECT MEDICAL CORPORATION	3/6/2025	2.530	1,248	1,243	1,243
US FOODS HOLDING CORP	8/30/2026	2.146	248	246	246
US FOODS HOLDING CORPORATION	6/27/2023	1.896	1,414	1,413	1,413
TOTAL CONSUMER NON CYCLICAL				13,402	13,402

ELECTRIC
ASTORIA ENERGY LLC TERM LOAN B	12/2/2027	4.500	741	737	737
CALPINE CONSTRUCTION FINANCE	1/15/2025	2.146	1,950	1,951	1,951
CALPINE CORP 2020 TERM LOAN	12/16/2027	2.620	329	324	324
CARROLL COUNTRY ENERGY LLC	2/16/2026	3.720	672	667	667
CPV SHORE HOLDINGS LLC	12/29/2025	3.900	666	661	661

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

EASTERN POWER LLC	10/2/2025	4.750	1,453	1,453	1,453
EDGEWATER GENERATION LLC	12/13/2025	3.896	1,222	1,219	1,219
EFS COGEN HOLDINGS I LLC NEW TERM LOAN 2020	9/10/2027	4.500	750	746	746
EXGEN RENEWABLES IV LLC TERM LOAN	12/16/2027	3.750	500	498	498
HELIX GEN FUNDING LLC	6/3/2024	4.750	899	897	897
INVENERGY CLEAN POWER LLC	8/28/2025	3.146	861	859	859
LMBE-MC HOLDCO II LLC	11/26/2025	5.000	635	633	633
VISTRA ENERGY CORP	12/31/2025	1.897	1,242	1,241	1,241
WEST DEPTFORD ENERGY HOLDINGS LLC	8/26/2026	3.896	1,198	1,195	1,195
WG PARTNERS	11/15/2023	4.500	325	323	323
TOTAL ELECTRIC				13,404	13,404

ENERGY
APERGY CORP	5/9/2025	2.688	1,137	1,139	1,139
HERCULES MERGER SUB LLC	11/1/2026	2.905	423	421	421
TRAVERSE MIDSTREAM PARTNERS	9/27/2024	6.500	683	681	681
TOTAL ENERGY				2,241	2,241

FINANCE COMPANY
AVOLON TLB BORROWER	1/15/2025	2.500	572	571	571
CLIPPER ACQUISITIONS CORP TERM LOAN B	12/27/2024	1.902	919	917	917
FINCO I LLC 2020 REPLACEMENT TERM LOAN	6/27/2025	2.648	1,086	1,087	1,087
HAINAN TRAFFIC ADMINISTRATION HOLDING CO LTD	2/12/2027	2.250	398	397	397
TOTAL FINANCE COMPANY				2,972	2,972

INSURANCE
ASURION LLC	11/3/2023	3.146	201	200	200
ASURION LLC	11/29/2024	3.146	415	414	414
ASURION LLC TERM LOAN B8	12/23/2026	3.346	473	470	470
TOTAL INSURANCE				1,084	1,084

OTHER FINANCIAL INSTITUTIONS
TRANSUNION	11/16/2026	1.896	1,128	1,126	1,126
TOTAL OTHER FINANCIAL INSTITUTIONS				1,126	1,126

OTHER INDUSTRY
HAMILTON HOLDCO LLC	1/2/2027	3.460	1,474	1,475	1,475
LIGHTSTONE HOLDCO LLC	1/30/2024	4.750	987	983	983
LIGHTSTONE HOLDCO LLC	1/30/2024	4.750	56	55	55
TOTAL OTHER INDUSTRY				2,513	2,513

OTHER UTILITY
SANDY CREEK TERM LOAN	2/9/2021	5.000	818	818	818
TOTAL OTHER UTILITY				818	818

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

REITS
EXTENDED STAY AMERICA INC	9/18/2026	2.146	495	494	494
RYMAN HOSPITALITY PROPERTIES	5/11/2024	2.150	756	755	755
VICI PROPERTIES INC	12/20/2024	1.894	1,810	1,813	1,813
TOTAL REITS				3,062	3,062

TECHNOLOGY
CARLYLE GROUP INC	4/16/2025	1.896	587	583	583
CDW CORP	10/13/2026	1.900	959	959	959
CELESTICA INC.	6/27/2025	2.396	928	925	925
COMMSCOPE HOLDING CO INC	4/6/2026	3.396	1,238	1,229	1,229
DELL TECHNOLOGIES INC	9/19/2025	2.750	1,421	1,420	1,420
MA FINANCECO LLC	6/21/2024	2.896	160	159	159
MACDONALD DETTWILER AND ASSOCIATES LTD	10/4/2024	2.900	722	720	720
MKS INSTRUMENTS INC TERM LOAN B6	2/2/2026	1.896	499	495	495
NCR CORPORATION	8/28/2026	2.650	496	484	484
NEUSTAR	8/8/2024	4.500	174	172	172
ON SEMICONDUCTOR CORPORATION	9/16/2026	2.146	1,399	1,402	1,402
PERSPECTA INC	5/31/2025	2.396	1,006	1,005	1,005
PITNEY BOWES INC TERM LOAN B INCR	1/7/2025	5.650	494	481	481
PLANTRONICS INC	7/2/2025	2.646	687	683	683
SABRE HOLDINGS CORPORATION	2/22/2024	2.146	1,089	1,081	1,081
SCIENCE APPLICATIONS INTERNATIONAL CORP	10/31/2025	2.021	1,225	1,221	1,221
SEATTLE SPINCO INC	6/21/2024	2.896	1,177	1,172	1,172
SS&C TECHNOLOGIES HOLDINGS INC	4/16/2025	1.896	445	441	441
TTM TECHNOLOGIES INC	9/25/2024	2.655	431	429	429
VERINT SYSTEMS INC	6/28/2024	2.155	1,123	1,121	1,121
WESTERN DIGITAL CORPORATION	4/29/2023	1.896	1,110	1,109	1,109
XPERI HOLDING CORP	6/2/2025	4.146	988	903	903
TOTAL TECHNOLOGY				18,194	18,194

TRANSPORTATION
AMERICAN AIRLINES GROUP INC	12/14/2023	2.159	970	968	968
AMERICAN AIRLINES GROUP INC	6/27/2025	1.898	951	949	949
GENESEE & WYOMING INC	4/1/2024	1.895	1,550	1,547	1,547
UNITED CONTINENTAL HOLDINGS INC	2/23/2025	2.146	500	485	485
XPO LOGISTICS INC	12/30/2026	2.220	647	645	645
TOTAL TRANSPORTATION				4,594	4,594
TOTAL SYNDICATED LOANS BEFORE ALLOWANCE FOR LOAN LOSSES				149,480	149,480
ALLOWANCE FOR LOAN LOSSES				(2,259)	(2,259)
TOTAL SYNDICATED LOANS - NET				147,221	147,221

DERIVATIVES

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

PURCHASED OPTIONS
BNP SECURITIES	1/19/2021	1	458	458
BNP SECURITIES	2/2/2021	—	106	106
BNP SECURITIES	2/16/2021	—	208	208
BNP SECURITIES	2/23/2021	—	101	101
BNP SECURITIES	3/2/2021	—	103	103
BNP SECURITIES	3/30/2021	—	114	114
BNP SECURITIES	4/13/2021	—	105	105
BNP SECURITIES	4/27/2021	—	111	111
BNP SECURITIES	8/3/2021	—	93	93
BNP SECURITIES	8/10/2021	—	380	380
BNP SECURITIES	8/17/2021	—	93	93
BNP SECURITIES	9/28/2021	—	89	89
BNP SECURITIES	10/26/2021	—	221	221
BNP SECURITIES	11/2/2021	—	208	208
BNP SECURITIES	2/1/2022	—	214	214
BNP SECURITIES	3/30/2021	—	179	179
BNP SECURITIES	3/29/2022	—	193	193
BNP SECURITIES	4/13/2021	—	86	86
BNP SECURITIES	4/12/2022	—	187	187
BNP SECURITIES	4/19/2022	—	92	92
BNP SECURITIES	6/29/2021	—	246	246
BNP SECURITIES	6/28/2022	—	179	179
BNP SECURITIES	7/13/2021	—	79	79
BNP SECURITIES	9/20/2022	—	183	183
BNP SECURITIES	10/11/2022	—	179	179
BNP SECURITIES	11/1/2022	—	84	84
BNP SECURITIES	11/15/2022	—	162	162
BNP SECURITIES	11/30/2021	—	76	76
BNP SECURITIES	1/26/2021	2	777	777
BNP SECURITIES	2/9/2021	1	579	579
BNP SECURITIES	2/7/2023	—	65	65
BNP SECURITIES	3/2/2021	1	986	986
BNP SECURITIES	2/28/2023	—	91	91
BNP SECURITIES	3/30/2021	2	1,989	1,989
BNP SECURITIES	3/28/2023	—	247	247
BNP SECURITIES	4/6/2021	2	1,866	1,866
BNP SECURITIES	4/20/2021	2	1,640	1,640
BNP SECURITIES	4/19/2022	—	108	108
BNP SECURITIES	4/18/2023	—	112	112
BNP SECURITIES	4/27/2021	2	1,540	1,540
BNP SECURITIES	4/26/2022	—	97	97
BNP SECURITIES	4/25/2023	—	102	102
BNP SECURITIES	5/4/2021	2	1,626	1,626
BNP SECURITIES	5/2/2023	—	102	102

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP SECURITIES	5/18/2021	2	1,453	1,453
BNP SECURITIES	5/16/2023	—	294	294
BNP SECURITIES	6/8/2021	2	969	969
BNP SECURITIES	6/7/2022	—	71	71
BNP SECURITIES	6/29/2021	1	989	989
BNP SECURITIES	7/6/2021	2	1,138	1,138
BNP SECURITIES	7/13/2021	2	941	941
BNP SECURITIES	8/10/2021	2	792	792
BNP SECURITIES	8/17/2021	2	729	729
BNP SECURITIES	8/16/2022	—	119	119
BNP SECURITIES	8/15/2023	—	67	67
BNP SECURITIES	8/24/2021	1	627	627
BNP SECURITIES	8/22/2023	—	63	63
BNP SECURITIES	9/14/2021	1	585	585
BNP SECURITIES	9/21/2021	1	781	781
BNP SECURITIES	10/5/2021	1	686	686
BNP SECURITIES	10/12/2021	1	501	501
BNP SECURITIES	10/19/2021	1	518	518
BNP SECURITIES	10/26/2021	1	616	616
BNP SECURITIES	11/9/2021	1	527	527
BNP SECURITIES	11/16/2021	1	399	399
BNP SECURITIES	12/14/2021	1	316	316
BNP SECURITIES	12/21/2021	1	292	292
BNP SECURITIES	12/28/2021	1	272	272
WELLS FARGO BANK NA	1/5/2021	—	100	100
WELLS FARGO BANK NA	1/12/2021	—	98	98
WELLS FARGO BANK NA	1/26/2021	—	93	93
WELLS FARGO BANK NA	2/9/2021	—	109	109
WELLS FARGO BANK NA	3/9/2021	—	198	198
WELLS FARGO BANK NA	3/16/2021	—	104	104
WELLS FARGO BANK NA	4/6/2021	—	110	110
WELLS FARGO BANK NA	4/20/2021	—	112	112
WELLS FARGO BANK NA	5/4/2021	—	109	109
WELLS FARGO BANK NA	5/11/2021	—	105	105
WELLS FARGO BANK NA	5/25/2021	—	107	107
WELLS FARGO BANK NA	6/1/2021	—	102	102
WELLS FARGO BANK NA	6/8/2021	—	99	99
WELLS FARGO BANK NA	6/15/2021	—	101	101
WELLS FARGO BANK NA	6/22/2021	—	105	105
WELLS FARGO BANK NA	6/29/2021	—	212	212
WELLS FARGO BANK NA	7/6/2021	—	98	98
WELLS FARGO BANK NA	7/13/2021	—	194	194
WELLS FARGO BANK NA	7/20/2021	—	96	96
WELLS FARGO BANK NA	7/27/2021	—	97	97
WELLS FARGO BANK NA	8/24/2021	—	90	90

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	8/31/2021	—	90	90
WELLS FARGO BANK NA	9/7/2021	—	274	274
WELLS FARGO BANK NA	9/14/2021	—	270	270
WELLS FARGO BANK NA	9/21/2021	—	178	178
WELLS FARGO BANK NA	10/5/2021	—	185	185
WELLS FARGO BANK NA	10/12/2021	—	198	198
WELLS FARGO BANK NA	10/19/2021	—	210	210
WELLS FARGO BANK NA	11/9/2021	—	214	214
WELLS FARGO BANK NA	11/16/2021	—	228	228
WELLS FARGO BANK NA	11/23/2021	—	111	111
WELLS FARGO BANK NA	11/30/2021	—	109	109
WELLS FARGO BANK NA	12/7/2021	—	230	230
WELLS FARGO BANK NA	12/14/2021	—	369	369
WELLS FARGO BANK NA	12/21/2021	—	563	563
WELLS FARGO BANK NA	12/28/2021	—	253	253
WELLS FARGO BANK NA	1/5/2021	—	236	236
WELLS FARGO BANK NA	1/4/2022	—	241	241
WELLS FARGO BANK NA	1/12/2021	—	115	115
WELLS FARGO BANK NA	1/11/2022	—	235	235
WELLS FARGO BANK NA	1/19/2021	—	112	112
WELLS FARGO BANK NA	1/18/2022	—	116	116
WELLS FARGO BANK NA	1/26/2021	—	223	223
WELLS FARGO BANK NA	1/25/2022	—	230	230
WELLS FARGO BANK NA	2/9/2021	—	405	405
WELLS FARGO BANK NA	2/8/2022	—	319	319
WELLS FARGO BANK NA	2/16/2021	—	195	195
WELLS FARGO BANK NA	2/15/2022	—	207	207
WELLS FARGO BANK NA	2/23/2021	—	192	192
WELLS FARGO BANK NA	2/22/2022	—	204	204
WELLS FARGO BANK NA	3/2/2021	—	97	97
WELLS FARGO BANK NA	3/1/2022	—	103	103
WELLS FARGO BANK NA	3/9/2021	—	97	97
WELLS FARGO BANK NA	3/8/2022	—	308	308
WELLS FARGO BANK NA	3/16/2021	—	93	93
WELLS FARGO BANK NA	3/15/2022	—	99	99
WELLS FARGO BANK NA	3/23/2021	—	188	188
WELLS FARGO BANK NA	3/22/2022	—	201	201
WELLS FARGO BANK NA	4/6/2021	—	89	89
WELLS FARGO BANK NA	4/5/2022	1	479	479
WELLS FARGO BANK NA	4/27/2021	—	83	83
WELLS FARGO BANK NA	4/26/2022	—	91	91
WELLS FARGO BANK NA	5/3/2022	—	192	192
WELLS FARGO BANK NA	5/11/2021	—	94	94
WELLS FARGO BANK NA	5/10/2022	—	200	200
WELLS FARGO BANK NA	5/24/2022	—	205	205

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	6/1/2021	—	97	97
WELLS FARGO BANK NA	5/31/2022	—	103	103
WELLS FARGO BANK NA	6/15/2021	—	173	173
WELLS FARGO BANK NA	6/14/2022	—	187	187
WELLS FARGO BANK NA	6/22/2021	—	174	174
WELLS FARGO BANK NA	6/21/2022	—	187	187
WELLS FARGO BANK NA	7/27/2021	—	79	79
WELLS FARGO BANK NA	7/26/2022	—	87	87
WELLS FARGO BANK NA	8/3/2021	—	182	182
WELLS FARGO BANK NA	8/16/2022	—	192	192
WELLS FARGO BANK NA	9/13/2022	—	88	88
WELLS FARGO BANK NA	9/27/2022	—	93	93
WELLS FARGO BANK NA	10/5/2021	—	91	91
WELLS FARGO BANK NA	10/4/2022	—	194	194
WELLS FARGO BANK NA	10/25/2022	—	86	86
WELLS FARGO BANK NA	1/5/2021	1	727	727
WELLS FARGO BANK NA	1/12/2021	1	617	617
WELLS FARGO BANK NA	1/19/2021	1	528	528
WELLS FARGO BANK NA	2/2/2021	2	703	703
WELLS FARGO BANK NA	2/16/2021	1	570	570
WELLS FARGO BANK NA	2/15/2022	—	57	57
WELLS FARGO BANK NA	2/14/2023	—	65	65
WELLS FARGO BANK NA	2/23/2021	1	892	892
WELLS FARGO BANK NA	2/22/2022	—	75	75
WELLS FARGO BANK NA	3/9/2021	2	1,316	1,316
WELLS FARGO BANK NA	3/8/2022	—	95	95
WELLS FARGO BANK NA	3/7/2023	—	100	100
WELLS FARGO BANK NA	3/23/2021	2	2,608	2,608
WELLS FARGO BANK NA	3/22/2022	—	265	265
WELLS FARGO BANK NA	3/21/2023	—	269	269
WELLS FARGO BANK NA	4/13/2021	2	1,563	1,563
WELLS FARGO BANK NA	5/11/2021	2	1,446	1,446
WELLS FARGO BANK NA	5/9/2023	—	102	102
WELLS FARGO BANK NA	5/25/2021	1	1,112	1,112
WELLS FARGO BANK NA	6/1/2021	2	1,433	1,433
WELLS FARGO BANK NA	6/15/2021	1	954	954
WELLS FARGO BANK NA	6/13/2023	—	84	84
WELLS FARGO BANK NA	6/22/2021	2	1,018	1,018
WELLS FARGO BANK NA	6/21/2022	—	77	77
WELLS FARGO BANK NA	7/20/2021	2	932	932
WELLS FARGO BANK NA	7/27/2021	2	927	927
WELLS FARGO BANK NA	8/3/2021	2	823	823
WELLS FARGO BANK NA	8/31/2021	1	467	467
WELLS FARGO BANK NA	9/7/2021	1	703	703
WELLS FARGO BANK NA	9/28/2021	1	656	656

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	11/2/2021	1	587	587
WELLS FARGO BANK NA	11/23/2021	1	383	383
WELLS FARGO BANK NA	11/30/2021	1	366	366
WELLS FARGO BANK NA	12/7/2021	1	341	341
TOTAL PURCHASED OPTIONS			66,645	66,645

WRITTEN OPTIONS
BNP SECURITIES	1/19/2021	(1)	(331)	(331)
BNP SECURITIES	2/2/2021	—	(82)	(82)
BNP SECURITIES	2/16/2021	—	(160)	(160)
BNP SECURITIES	2/23/2021	—	(77)	(77)
BNP SECURITIES	3/2/2021	—	(76)	(76)
BNP SECURITIES	3/30/2021	—	(89)	(89)
BNP SECURITIES	4/13/2021	—	(79)	(79)
BNP SECURITIES	4/27/2021	—	(80)	(80)
BNP SECURITIES	8/3/2021	—	(60)	(60)
BNP SECURITIES	8/10/2021	—	(247)	(247)
BNP SECURITIES	8/17/2021	—	(60)	(60)
BNP SECURITIES	9/28/2021	—	(56)	(56)
BNP SECURITIES	10/26/2021	—	(158)	(158)
BNP SECURITIES	11/2/2021	—	(145)	(145)
BNP SECURITIES	2/1/2022	—	(146)	(146)
BNP SECURITIES	3/30/2021	—	(140)	(140)
BNP SECURITIES	3/29/2022	—	(133)	(133)
BNP SECURITIES	4/13/2021	—	(66)	(66)
BNP SECURITIES	4/12/2022	—	(127)	(127)
BNP SECURITIES	4/19/2022	—	(62)	(62)
BNP SECURITIES	6/29/2021	—	(202)	(202)
BNP SECURITIES	6/28/2022	—	(132)	(132)
BNP SECURITIES	7/13/2021	—	(65)	(65)
BNP SECURITIES	9/20/2022	—	(152)	(152)
BNP SECURITIES	10/11/2022	—	(148)	(148)
BNP SECURITIES	11/1/2022	—	(68)	(68)
BNP SECURITIES	11/15/2022	—	(130)	(130)
BNP SECURITIES	11/30/2021	—	(66)	(66)
BNP SECURITIES	1/26/2021	(2)	(688)	(688)
BNP SECURITIES	2/9/2021	(1)	(503)	(503)
BNP SECURITIES	2/7/2023	—	(50)	(50)
BNP SECURITIES	3/2/2021	(1)	(933)	(933)
BNP SECURITIES	2/28/2023	—	(77)	(77)
BNP SECURITIES	3/30/2021	(2)	(1,951)	(1,951)
BNP SECURITIES	3/28/2023	—	(231)	(231)
BNP SECURITIES	4/6/2021	(2)	(1,826)	(1,826)
BNP SECURITIES	4/18/2023	—	(104)	(104)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP SECURITIES	4/19/2022	—	(104)	(104)
BNP SECURITIES	4/20/2021	(2)	(1,602)	(1,602)
BNP SECURITIES	4/27/2021	(2)	(1,478)	(1,478)
BNP SECURITIES	4/26/2022	—	(90)	(90)
BNP SECURITIES	4/25/2023	—	(88)	(88)
BNP SECURITIES	5/4/2021	(2)	(1,561)	(1,561)
BNP SECURITIES	5/2/2023	—	(88)	(88)
BNP SECURITIES	5/18/2021	(2)	(1,335)	(1,335)
BNP SECURITIES	5/16/2023	—	(265)	(265)
BNP SECURITIES	5/18/2021	—	(78)	(78)
BNP SECURITIES	6/8/2021	(2)	(936)	(936)
BNP SECURITIES	6/7/2022	—	(66)	(66)
BNP SECURITIES	6/29/2021	(1)	(961)	(961)
BNP SECURITIES	7/6/2021	(2)	(1,103)	(1,103)
BNP SECURITIES	7/13/2021	(2)	(927)	(927)
BNP SECURITIES	8/10/2021	(2)	(778)	(778)
BNP SECURITIES	8/15/2023	—	(61)	(61)
BNP SECURITIES	8/16/2022	—	(115)	(115)
BNP SECURITIES	8/17/2021	(2)	(716)	(716)
BNP SECURITIES	8/24/2021	(1)	(614)	(614)
BNP SECURITIES	8/22/2023	—	(58)	(58)
BNP SECURITIES	9/14/2021	(1)	(574)	(574)
BNP SECURITIES	9/21/2021	(1)	(773)	(773)
BNP SECURITIES	10/5/2021	(1)	(679)	(679)
BNP SECURITIES	10/12/2021	(1)	(495)	(495)
BNP SECURITIES	10/19/2021	(1)	(513)	(513)
BNP SECURITIES	10/26/2021	(1)	(610)	(610)
BNP SECURITIES	11/9/2021	(1)	(520)	(520)
BNP SECURITIES	11/16/2021	(1)	(394)	(394)
BNP SECURITIES	12/14/2021	(1)	(312)	(312)
BNP SECURITIES	12/21/2021	(1)	(288)	(288)
BNP SECURITIES	12/28/2021	(1)	(268)	(268)
WELLS FARGO BANK NA	1/5/2021	—	(76)	(76)
WELLS FARGO BANK NA	1/12/2021	—	(73)	(73)
WELLS FARGO BANK NA	1/26/2021	—	(68)	(68)
WELLS FARGO BANK NA	2/9/2021	—	(85)	(85)
WELLS FARGO BANK NA	3/9/2021	—	(145)	(145)
WELLS FARGO BANK NA	3/16/2021	—	(78)	(78)
WELLS FARGO BANK NA	4/6/2021	—	(84)	(84)
WELLS FARGO BANK NA	4/20/2021	—	(87)	(87)
WELLS FARGO BANK NA	5/4/2021	—	(79)	(79)
WELLS FARGO BANK NA	5/11/2021	—	(75)	(75)
WELLS FARGO BANK NA	5/25/2021	—	(78)	(78)
WELLS FARGO BANK NA	6/1/2021	—	(72)	(72)
WELLS FARGO BANK NA	6/8/2021	—	(65)	(65)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	6/15/2021	—	(67)	(67)
WELLS FARGO BANK NA	6/22/2021	—	(71)	(71)
WELLS FARGO BANK NA	6/29/2021	—	(145)	(145)
WELLS FARGO BANK NA	7/6/2021	—	(65)	(65)
WELLS FARGO BANK NA	7/13/2021	—	(132)	(132)
WELLS FARGO BANK NA	7/20/2021	—	(63)	(63)
WELLS FARGO BANK NA	7/27/2021	—	(64)	(64)
WELLS FARGO BANK NA	8/24/2021	—	(57)	(57)
WELLS FARGO BANK NA	8/31/2021	—	(57)	(57)
WELLS FARGO BANK NA	9/7/2021	—	(175)	(175)
WELLS FARGO BANK NA	9/14/2021	—	(171)	(171)
WELLS FARGO BANK NA	9/21/2021	—	(113)	(113)
WELLS FARGO BANK NA	10/5/2021	—	(120)	(120)
WELLS FARGO BANK NA	10/12/2021	—	(134)	(134)
WELLS FARGO BANK NA	10/19/2021	—	(147)	(147)
WELLS FARGO BANK NA	11/9/2021	—	(152)	(152)
WELLS FARGO BANK NA	11/16/2021	—	(167)	(167)
WELLS FARGO BANK NA	11/23/2021	—	(80)	(80)
WELLS FARGO BANK NA	11/30/2021	—	(75)	(75)
WELLS FARGO BANK NA	12/7/2021	—	(162)	(162)
WELLS FARGO BANK NA	12/14/2021	—	(269)	(269)
WELLS FARGO BANK NA	12/21/2021	—	(327)	(327)
WELLS FARGO BANK NA	12/21/2021	—	(54)	(54)
WELLS FARGO BANK NA	12/28/2021	—	(188)	(188)
WELLS FARGO BANK NA	1/5/2021	—	(194)	(194)
WELLS FARGO BANK NA	1/4/2022	—	(175)	(175)
WELLS FARGO BANK NA	1/12/2021	—	(93)	(93)
WELLS FARGO BANK NA	1/11/2022	—	(168)	(168)
WELLS FARGO BANK NA	1/19/2021	—	(91)	(91)
WELLS FARGO BANK NA	1/18/2022	—	(82)	(82)
WELLS FARGO BANK NA	1/26/2021	—	(180)	(180)
WELLS FARGO BANK NA	1/25/2022	—	(163)	(163)
WELLS FARGO BANK NA	2/9/2021	—	(315)	(315)
WELLS FARGO BANK NA	2/8/2022	—	(218)	(218)
WELLS FARGO BANK NA	2/16/2021	—	(155)	(155)
WELLS FARGO BANK NA	2/15/2022	—	(147)	(147)
WELLS FARGO BANK NA	2/23/2021	—	(153)	(153)
WELLS FARGO BANK NA	2/22/2022	—	(144)	(144)
WELLS FARGO BANK NA	3/2/2021	—	(77)	(77)
WELLS FARGO BANK NA	3/1/2022	—	(73)	(73)
WELLS FARGO BANK NA	3/9/2021	—	(77)	(77)
WELLS FARGO BANK NA	3/8/2022	—	(218)	(218)
WELLS FARGO BANK NA	3/16/2021	—	(73)	(73)
WELLS FARGO BANK NA	3/15/2022	—	(69)	(69)
WELLS FARGO BANK NA	3/23/2021	—	(149)	(149)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	3/22/2022	—	(141)	(141)
WELLS FARGO BANK NA	4/6/2021		(69)	(69)
WELLS FARGO BANK NA	4/5/2022	(1)	(329)	(329)
WELLS FARGO BANK NA	4/27/2021	—	(65)	(65)
WELLS FARGO BANK NA	4/26/2022	—	(63)	(63)
WELLS FARGO BANK NA	5/3/2022	—	(137)	(137)
WELLS FARGO BANK NA	5/11/2021	—	(76)	(76)
WELLS FARGO BANK NA	5/10/2022	—	(145)	(145)
WELLS FARGO BANK NA	5/24/2022	—	(151)	(151)
WELLS FARGO BANK NA	6/1/2021	—	(80)	(80)
WELLS FARGO BANK NA	5/31/2022	—	(76)	(76)
WELLS FARGO BANK NA	6/15/2021	—	(138)	(138)
WELLS FARGO BANK NA	6/14/2022	—	(132)	(132)
WELLS FARGO BANK NA	6/22/2021	—	(139)	(139)
WELLS FARGO BANK NA	6/21/2022	—	(133)	(133)
WELLS FARGO BANK NA	7/27/2021	—	(65)	(65)
WELLS FARGO BANK NA	7/26/2022	—	(63)	(63)
WELLS FARGO BANK NA	8/3/2021	—	(154)	(154)
WELLS FARGO BANK NA	8/16/2022	—	(151)	(151)
WELLS FARGO BANK NA	9/13/2022	—	(72)	(72)
WELLS FARGO BANK NA	9/27/2022	—	(78)	(78)
WELLS FARGO BANK NA	10/5/2021	—	(82)	(82)
WELLS FARGO BANK NA	10/4/2022	—	(163)	(163)
WELLS FARGO BANK NA	10/25/2022		(71)	(71)
WELLS FARGO BANK NA	1/5/2021	(1)	(647)	(647)
WELLS FARGO BANK NA	1/12/2021	(1)	(543)	(543)
WELLS FARGO BANK NA	1/19/2021	(1)	(459)	(459)
WELLS FARGO BANK NA	2/2/2021	(2)	(621)	(621)
WELLS FARGO BANK NA	2/16/2021	(1)	(510)	(510)
WELLS FARGO BANK NA	2/15/2022	—	(48)	(48)
WELLS FARGO BANK NA	2/14/2023	—	(51)	(51)
WELLS FARGO BANK NA	2/23/2021	(1)	(833)	(833)
WELLS FARGO BANK NA	2/22/2022	—	(67)	(67)
WELLS FARGO BANK NA	3/9/2021	(2)	(1,257)	(1,257)
WELLS FARGO BANK NA	3/8/2022	—	(86)	(86)
WELLS FARGO BANK NA	3/7/2023	—	(87)	(87)
WELLS FARGO BANK NA	3/23/2021	(2)	(2,540)	(2,540)
WELLS FARGO BANK NA	3/22/2022	—	(251)	(251)
WELLS FARGO BANK NA	3/21/2023	—	(244)	(244)
WELLS FARGO BANK NA	4/13/2021	(2)	(1,521)	(1,521)
WELLS FARGO BANK NA	5/11/2021	(2)	(1,388)	(1,388)
WELLS FARGO BANK NA	5/9/2023	—	(88)	(88)
WELLS FARGO BANK NA	5/25/2021	(1)	(1,083)	(1,083)
WELLS FARGO BANK NA	6/1/2021	(2)	(1,392)	(1,392)
WELLS FARGO BANK NA	6/15/2021	(1)	(925)	(925)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2020

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	6/13/2023	—	(74)	(74)
WELLS FARGO BANK NA	6/22/2021	(2)	(988)	(988)
WELLS FARGO BANK NA	6/21/2022	—	(72)	(72)
WELLS FARGO BANK NA	7/20/2021	(2)	(917)	(917)
WELLS FARGO BANK NA	7/27/2021	(2)	(913)	(913)
WELLS FARGO BANK NA	8/3/2021	(2)	(809)	(809)
WELLS FARGO BANK NA	8/31/2021	(1)	(456)	(456)
WELLS FARGO BANK NA	9/7/2021	(1)	(691)	(691)
WELLS FARGO BANK NA	9/28/2021	(1)	(650)	(650)
WELLS FARGO BANK NA	11/2/2021	(1)	(581)	(581)
WELLS FARGO BANK NA	11/23/2021	(1)	(378)	(378)
WELLS FARGO BANK NA	11/30/2021	(1)	(361)	(361)
WELLS FARGO BANK NA	12/7/2021	(1)	(336)	(336)
TOTAL WRITTEN OPTIONS			(59,924)	(59,924)

FUTURES
S&P 500 MINI FUTURES	3/19/2071	—	18	18
TOTAL FUTURES			18	18
TOTAL DERIVATIVES - NET			6,739	6,739
TOTAL INVESTMENTS IN CASH EQUIVALENTS, FIXED MATURITIES, EQUITY SECURITIES, SYNDICATED LOANS AND DERIVATIVES			$7,032,809	$7,073,559

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

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages
December 31, 2021
(in thousands)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages						Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held at end of period (e)
Loan No.	Description (a)	Property Location		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

Other - liens on:
Apartment and business:
Under $500:
	121047366	Murray	UT	1	$—	$162	$162	$—	$—	$—	3.310%
	121087290	Doraville	GA	1	—	144	144	—	—	1	5.770
	121087359	Apex	NC	1	—	47	47	—	—	—	3.520
	121087370	La Jolla	CA	1	—	114	114	—	—	—	3.260
	121087371	Bulverde	TX	1	—	403	403	—	—	1	3.000
Over $500:
	121047210	West Haven	CT	1	—	4,076	4,076	—	—	12	3.600
	121047262	Fargo	ND	1	—	3,306	3,306	—	—	15	5.440
	121047343	Durham	NC	1	—	1,133	1,133	—	—	3	3.500
	121047347	Lawrenceville	GA	1	—	1,426	1,426	—	—	5	3.970
	121047364	Kansas City	KS	1	—	908	908	—	—	3	3.420
	121047377	Cookeville	TN	1	—	581	581	—	—	2	3.500
	121047383	Las Vegas	NV	1	—	2,578	2,578	—	—	6	2.980
	121047385	Cicero	IL	1	—	2,960	2,960	—	—	9	3.850
	121047387	Washington Terrace	UT	1	—	2,177	2,177	—	—	5	3.020
	121047392	Philadelphia	PA	1	—	3,279	3,279	—	—	12	4.310
	121047393	Moore	SC	1	—	1,309	1,309	—	—	5	4.130
	121047398	Springfield	IL	1	—	968	968	—	—	4	4.390
	121047400	Pittsford	NY	1	—	1,377	1,377	—	—	5	4.070
	121047402	Miami	FL	1	—	1,436	1,436	—	—	4	3.750
	121047408	Wyomissing	PA	1	—	3,010	3,010	—	—	7	2.700
	121047410	Chicago	IL	1	—	2,779	2,779	—	—	6	2.500
	121087245	Southport	CT	1	—	2,690	2,690	—	—	9	4.010
	121087313	Orchard Park	NY	1	—	2,340	2,340	—	—	8	4.050
	121087327	Marietta	GA	1	—	2,152	2,152	—	—	7	3.820
	121087344	Norcross	GA	1	—	1,311	1,311	—	—	4	3.380
	121087349	Carlsbad	CA	1	—	2,131	2,131	—	—	5	3.000
	121087358	Philadelphia	PA	1	—	3,536	3,536	—	—	10	3.450
	121087360	Sun City Center	FL	1	—	3,746	3,746	—	—	10	3.300
	121087361	Oswego	OR	1	—	4,147	4,147	—	—	15	4.260
	121087362	Atlanta	GA	1	—	2,099	2,099	—	—	7	3.810
	121087365	Fairfax	VA	1	—	1,858	1,858	—	—	7	4.450
	121087369	Acworth	GA	1	—	1,134	1,134	—	—	3	3.550
	121087375	Florence	KY	1	—	854	854	—	—	2	3.040
	121087376	Sterling Heights	MI	1	—	1,458	1,458	—	—	4	3.620
	121087378	Pittsburgh	PA	1	—	2,041	2,041	—	—	6	3.690
	121087379	Euless	TX	1	—	1,333	1,333	—	—	4	3.700
	121087381	San Diego	CA	1	—	2,902	2,902	—	—	8	3.130
	121087382	San Diego	CA	1	—	2,775	2,775	—	—	7	3.090
	121087384	Culver City	CA	1	—	2,738	2,738	—	—	9	3.840
	121087386	Bellingham	WA	1	—	4,875	4,875	—	—	15	3.570
	121087388	Riverside	CA	1	—	1,277	1,277	—	—	3	3.270
	121087389	Palmdale	CA	1	—	1,724	1,724	—	—	5	3.270
	121087394	Richmond	TX	1	—	2,987	2,987	—	—	10	4.000
	121087395	San Francisco	CA	1	—	4,302	4,302	—	—	15	4.180

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages (continued)
December 31, 2021
(in thousands)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages						Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held at end of period (e)
Loan No.	Description (a)	Property Location		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

	121087396	Seattle	WA	1	—	4,758	4,758	—	—	17	4.410
	121087397	Nashville	TN	1	—	1,503	1,503	—	—	5	4.350
	121087403	Houston	TX	1	—	4,350	4,350	—	—	13	3.470
	121087404	Blaine	MN	1	—	1,680	1,680	—	—	5	3.320
	121087405	Monroe	WA	1	—	4,151	4,151	—	—	12	3.390
	121087406	Kokomo	IN	1	—	3,000	3,000	—	—	7	3.000
	121087407	Victorville	CA	1	—	1,986	1,986	—	—	5	2.960
	121087409	Pompano Beach	FL	1	—	1,779	1,779	—	—	4	2.740
	121087411	Syracyse	UT	1	—	2,650	2,650	—	—	—	2.520
	Total Other			53	—	116,440	116,440	—	—	346	3.626
Unallocated Reserve for Losses						493
Total First Mortgage Loans on Real Estate				53	$—	$115,947	$116,440	$—	$—	$346	3.626%

Part 3 - Location of mortgaged properties				Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed
State in which mortgaged property is located		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

California	CA	9	$—	$19,949	$19,949	$—	$—
Connecticut	CT	2	—	6,766	6,766	—	—
Florida	FL	3	—	6,961	6,961	—	—
Georgia	GA	6	—	8,265	8,265	—	—
Illinois	IL	3	—	6,708	6,708	—	—
Indiana	IN	1		3,000	3,000
Kansas	KS	1	—	907	907	—	—
Kentucky	KY	1	—	854	854	—	—
Michigan	MI	1	—	1,458	1,458	—	—
Minnesota	MN	1	—	1,680	1,680	—	—
North Carolina	NC	2	—	1,180	1,180	—	—
North Dakota	ND	1	—	3,306	3,306	—	—
Nevada	NV	1	—	2,578	2,578	—	—
New York	NY	2	—	3,717	3,717	—	—
Oregon	OR	1	—	4,147	4,147	—	—
Pennsylvania	PA	4	—	11,865	11,865	—	—
South Carolina	SC	1	—	1,309	1,309	—	—
Tennessee	TN	2	—	2,085	2,085	—	—
Texas	TX	4	—	9,073	9,073	—	—
Utah	UT	3	—	4,989	4,989	—	—
Virginia	VA	1	—	1,858	1,858	—	—
Washington	WA	3	—	13,785	13,785	—	—
Total		53	—	116,440	116,440	—	—
Unallocated Reserve for Losses				493
Total		53	$—	$115,947	$116,440	$—	$—
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
(e) Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense. In lieu thereof, the average gross interest rates (exclusive of amortization of discounts and premiums) on mortgage loans held as of December 31, 2021 are shown by type and class of loan.

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

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages (continued)
December 31, 2020
(in thousands)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages						Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held at end of period (e)
Loan No.	Description (a)	Property Location		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

	121087401	Southlake	TX	1	—	2,324	2,324	—	—	8	4.030
	121087403	Houston	TX	1	—	4,472	4,472	—	—	13	3.470
	121087404	Blaine	MN	1	—	1,780	1,780	—	—	5	3.320
	121087405	Monroe	WA	1	—	4,237	4,237	—	—	12	3.390
	121087406	Kokomo	IN	1	—	3,000	3,000	—	—	8	3.000
	Total Other			53	—	123,250	123,250	—	—	388	3.782
Unallocated Reserve for Losses						931
Total First Mortgage Loans on Real Estate				53	$—	$122,319	$123,250	$—	$—	$388	3.782%

Part 3 - Location of mortgaged properties				Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed
State in which mortgaged property is located		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

California	CA	10	$—	$22,797	$22,797	$—	$—
Colorado	CO	1	—	4,366	4,366	—	—
Connecticut	CT	2	—	6,983	6,983	—	—
Florida	FL	2	—	5,307	5,307	—	—
Georgia	GA	6	—	7,453	7,453	—	—
Illinois	IL	2	—	4,128	4,128	—	—
Indiana	IN	1	—	3,000	3,000	—	—
Kansas	KS	1	—	950	950	—	—
Kentucky	KY	1	—	1,077	1,077	—	—
Michigan	MI	1	—	1,798	1,798	—	—
Minnesota	MN	1	—	1,780	1,780	—	—
North Carolina	NC	2	—	1,360	1,360	—	—
North Dakota	ND	1	—	3,938	3,938	—	—
Nevada	NV	2	—	6,011	6,011	—	—
New York	NY	2	—	3,989	3,989	—	—
Oregon	OR	1	—	4,415	4,415	—	—
Pennsylvania	PA	3	—	9,223	9,223	—	—
South Carolina	SC	1	—	1,516	1,516	—	—
Tennessee	TN	2	—	2,538	2,538	—	—
Texas	TX	5	—	12,151	12,151	—	—
Utah	UT	2	—	2,486	2,486	—	—
Virginia	VA	1	—	1,913	1,913	—	—
Washington	WA	3	—	14,071	14,071	—	—
Total		53	—	123,250	123,250	—	—
Unallocated Reserve for Losses				931
Total		53	$—	$122,319	$123,250	$—	$—
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

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages
Years Ended December 31, 2021, 2020 and 2019
(in thousands)

The average gross interest rates on mortgage loans held as of December 31, 2021, 2020 and 2019 are summarized as follows:

	2021	2020	2019
Combined average	3.626%	3.782%	3.832%

(f)  Following is a reconciliation of the carrying amount of mortgage loans for the years ended December 31, 2021, 2020 and 2019.

	2021	2020	2019

Balance at beginning of period	$122,319	$123,040	$112,434
Additions during period:
Purchases and fundings	13,937	7,962	22,870
Impact of of change in accounting policies	—	1,608	—
Deductions during period:
Collections of principal	(20,747)	(10,096)	(12,264)
Provision for credit loss	438	(195)	—
Net additions (deductions)	(6,372)	(721)	10,606
Balance at end of period	$115,947	$122,319	$123,040

(g) The aggregate cost of mortgage loans for federal income tax purposes as of December 31, 2021 was $116,440.

(h) As of December 31, 2021, an unallocated allowance for credit losses on first mortgage loans of $493 is recorded.

Ameriprise Certificate Company
Schedule V — Qualified Assets on Deposit
December 31, 2021 and 2020
(in thousands)

Name of Depositary	December 31, 2021
	Investment Securities	Mortgage Loans (b)	Other (c)	Total
	Bonds and Notes (a)

Deposits with states or their depositories to meet requirements of statutes and agreements:
Illinois - Secretary of State of Illinois	$50	$—	$—	$50
New Jersey - Commissioner of Banking and Insurance of New Jersey	52	—	—	52
Pennsylvania - Treasurer of the State of Pennsylvania	155	—	—	155
Texas - Treasurer of the State of Texas	108	—	—	108
Total State Deposits to meet requirements of statutes and agreements	365	—	—	365
Total Central Depository - Ameriprise Trust Company	5,382,213	115,947	105,622	5,603,782
Total Deposits	$5,382,578	$115,947	$105,622	5,604,147
NOTES:
(a)  Represents amortized cost of bonds, notes and cash equivalents.
(b)  Represents unpaid principal balance of mortgage loans less unamortized discounts and allowance for credit losses.
(c)  Represents amortized cost of syndicated loans.

Name of Depositary	December 31, 2020
	Investment Securities		Mortgage Loans (c)	Other (d)	Total
	Bonds and Notes (a)	Equity Securities (b)

Deposits with states or their depositories to meet requirements of statutes and agreements:
Illinois - Secretary of State of Illinois	$50	$—	$—	$—	$50
New Jersey - Commissioner of Banking and Insurance of New Jersey	52	—	—	—	52
Pennsylvania - Treasurer of the State of Pennsylvania	156	—	—	—	156
Texas - Treasurer of the State of Texas	165	—	—	—	165
Total State Deposits to meet requirements of statutes and agreements	423	—	—	—	423
Total Central Depository - Ameriprise Trust Company	6,878,310	56	122,319	147,221	7,147,906
Total Deposits	$6,878,733	$56	$122,319	$147,221	7,148,329

NOTES:

(a)  Represents amortized cost of bonds, notes and cash equivalents.
(b)  Represents fair value of equity securities.
(c)  Represents unpaid principal balance of mortgage loans less unamortized discounts and reserve for losses.
(d)  Represents amortized cost of syndicated loans.

Ameriprise Certificate Company
Schedule VI — Certificate Reserves
Year Ended December 31, 2021
(in thousands)
Part 1 - Summary of Changes

Description	December 31, 2021
Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
	No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Installment certificates:
Reserves to mature:
Inst I95	514	$—	$4,729	$—	$2,183	$18	$(453)	$(1,669)	$—	450	$—	$4,808
Inst-E	2	—	2	—	80	—	—	—	—	1	—	82
RP-Q-Installment	1	6	5	—	—	—	—	—	—	2	6	5
RP-Q-Flexible Payment	1	12	11	—	—	—	—	(11)	—	—	—	—
Inst-R	154	16,085	904	—	178	3	(84)	(205)	—	139	18,871	796
Inst-R-E	1	2,052	365	—	55	1	—	—	—	1	2,052	421
Total	673	18,155	6,016	—	2,496	22	(537)	(1,885)	—	593	20,929	6,112
Additional credits and accrued interest thereon:
Inst I95	—	—	—	18	—	—	—	—	(18)	—	—	—
Inst-E	—	—	—	—	—	—	—	—	—	—	—	—
Inst-R	—	—	—	3	—	—	—	—	(3)	—	—	—
Inst-R-E	—	—	—	1	—	—	—	—	(1)	—	—	—
Total	—	—	—	22	—	—	—	—	(22)	—	—	—
Res for accrued 3rd year 213 - Installment Prod only	—	—	—	—	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	—	—	—	—	—	—
Total Installment Certificates	673	18,155	6,016	22	2,496	22	(537)	(1,885)	(22)	593	20,929	6,112

Single Pay - Non Qualified Certificates
Single - Payment certificates:
IC-Flexible Savings (Variable Term) - 165	76,211	2,016,223	2,173,581	—	457,271	5,534	(2,919)	(987,748)	—	56,831	1,587,640	1,645,719
IC - Stepup - 190	233	8,714	9,156	—	—	67	—	(2,589)	—	161	6,417	6,634
IC-Flexible Savings Emp (VT) - 166	—	—	—	—	—	—	—	—	—	—	—	—
Cash Reserve Variables PMT - 3mo. - 662	72,627	2,147,424	2,176,948	—	1,561,781	168	(1,912)	(1,841,893)	—	66,659	1,889,641	1,895,092
IC-Stock Market - 180	4,992	34,486	40,128	—	47	304	(1,527)	(11,611)	—	3,786	23,928	27,341
IC-MSC - 181	4,611	84,522	98,000	—	1,111	639	(2,610)	(23,893)	—	3,707	64,548	73,247
IC-Stock1 - 210	8,058	68,859	72,075	—	6,995	496	—	(24,070)	—	6,666	53,566	55,496
IC-Stock2 - 220	1,180	21,569	23,090	—	1,744	856	—	(9,681)	—	873	15,295	16,009
IC-Stock3 - 230	2,232	37,824	39,244	—	812	1,764	—	(12,471)	—	1,881	28,247	29,349
Total	170,144	4,419,621	4,632,222	—	2,029,761	9,828	(8,968)	(2,913,956)	—	140,564	3,669,282	3,748,887
Additional credits and accrued interest thereon:
IC-Flexible Savings	—	—	434	5,417	—	—	—	(183)	(5,535)	—	—	133
IC-Preferred Investors	—	—	—	—	—	—	—	—	—	—	—	—
IC-Stepup -190	—	—	5	95	—	—	—	(30)	(66)	—	—	4
Cash Reserve Variable Payment-3mo.	—	—	8	200	—	—	—	(32)	(168)	—	—	8
IC-Stk Mkt, 2004/16/31-4000/16	—	—	7	3	—	—	—	—	(8)	—	—	2
IC-Stock1 - 210	—	—	10	6	—	—	—	(1)	(12)	—	—	3
IC-Stock2 - 220	—	—	28	9	—	—	—	—	(32)	—	—	5
IC-Stock3 - 230	—	—	80	34	—	—	—	(1)	(63)	—	—	50
IC-MSC	—	—	2	9	—	—	—	—	(12)	—	—	(1)
Total	—	—	574	5,773	—	—	—	(247)	(5,896)	—	—	204
Accrued for additional credits to be allowed at next anniversaries:
SP 75	—	—	(1)	—	—	—	—	—	—	—	—	(1)

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2021
(in thousands)

Description		December 31, 2021
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

IC-Stock		—	—	325	48	—	—	—	(2)	(295)	—	—	76
IC-Stock1 - 210		—	—	521	100	—	—	—	(33)	(484)	—	—	104
IC-Stock2 - 220		—	—	1,006	32	—	—	—	(5)	(824)	—	—	209
IC-Stock3 - 230		—	—	3,731	43	—	—	—	(11)	(1,702)	—	—	2,061
IC-Market Strategy Certificate - Part Int 2019/2102/4061		—	—	642	114	—	—	—	(18)	(628)	—	—	110
Total		—	—	6,224	337	—	—	—	(69)	(3,933)	—	—	2,559
Total Single Pay - Non Qualified Certificates		170,144	4,419,621	4,639,020	6,110	2,029,761	9,828	(8,968)	(2,914,272)	(9,829)	140,564	3,669,282	3,751,650

R-Series Single Pay - Qualified Certificates
R-77 - 910	3.5	3	12	24	—	—	1	—	—	—	3	12	25
R78 - 911	3.5	3	12	21	—	—	1	—	—	—	3	12	22
R-79 - 912	3.5	5	39	67	—	—	2	—	—	—	5	39	69
R-80 - 913	3.5	3	21	33	—	—	1	—	—	—	3	21	34
R-81 - 914	3.5	1	10	16	—	—	1	—	—	—	1	10	17
R-82A - 915	3.5	7	31	39	—	—	1	—	(3)	—	6	29	37
RP-Q - 916		26	34	109	—	—	—	—	(8)	—	25	33	101
R-II - 920	3.5	8	63	62	—	—	2	—	—	—	8	63	64
RP-Flexible Savings - 971		34,382	936,701	1,001,464	—	80,057	2,835	(538)	(400,932)	—	25,455	660,294	682,886
Cash Reserve RP-3 mo. - 972		32,551	948,775	982,065	—	600,338	68	(13)	(818,365)	—	29,957	762,247	764,093
RP-Flexible Savings Emp - 973		1	71	82	—	—	1	—	—	—	1	71	83
RP-Stock Market - 960		1,576	15,634	17,840	—	7	123	(258)	(4,614)	—	1,203	11,668	13,098
RP-Stepup - 940		197	6,000	6,441	—		73	—	(3,223)	—	107	3,119	3,291
RP-Stock1 - 941		3,096	33,363	34,836	—	3,105	259	—	(13,713)	—	2,314	23,580	24,487
RP-Stock2 - 942		821	12,977	13,559	—	1,892	462	—	(6,353)	—	569	9,218	9,560
RP-Stock3 - 943		1,441	22,569	23,205	—	437	1,084	—	(7,651)	—	1,208	16,422	17,075
Market Strategy Cert - 961		1,124	25,645	28,420	—	198	192	(39)	(7,481)	—	916	19,788	21,290
D-1 990-993		2	853	939	—	—	2	—	(94)	—	2	761	847
Total		75,247	2,002,810	2,109,222	—	686,034	5,108	(848)	(1,262,437)	—	61,786	1,507,387	1,537,079
Additional Interest on R-Series Single Payment Reserves:
R-77	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-78	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-79	3.5	—	—	—	2	—	—	—	—	(2)	—	—	—
R-80	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-81	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-82A	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
RP-Q		—	—	—	—	—	—	—	—	—	—	—	—
R-II	3.5	—	—	—	2	—	—	—	—	(2)	—	—	—
RP-Flexible Savings		—	—	213	2,699	—	—	—	(27)	(2,834)	—	—	51
RP-Stepup - 940		—	—	4	70	—	—	—	—	(73)	—	—	1
Cash Reserve RP-3 mo.		—	—	3	84	—	—	—	(15)	(69)	—	—	3
RP-Flexible Savings Emp		—	—	—	1	—	—	—	—	(1)	—	—	—
RP-Stock Market		—	—	3	1	—	—	—	—	(3)	—	—	1
RP-Stock1		—	—	7	5	—	—	—	—	(10)	—	—	2
RP-Stock2		—	—	17	5	—	—	—	—	(20)	—	—	2
RP-Stock3		—	—	31	13	—	—	—	—	(23)	—	—	21

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2021
(in thousands)

Description	December 31, 2021
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Market Strategy Cert		—	—	5	4	—	—	—	—	(7)	—	—	2
D-1 - 400		7	7	—	2	—	—	—	—	(2)	7	7	—
Total		7	7	283	2,893	—	—	—	(42)	(3,051)	7	7	83
Accrued for additional credits to be allowed at next anniversaries:
RP-Stock Market		—	—	116	24	—	—	—	—	(120)	—	—	20
RP-Stock1 - 941		—	—	255	43	—	—	—	(2)	(249)	—	—	47
RP-Stock2 - 942		—	—	564	19	—	—	—	—	(441)	—	—	142
RP-Stock3 - 943		—	—	2,358	29	—	—	—	—	(1,061)	—	—	1,326
Market Strategy Cert		—	—	184	33	—	—	—	(2)	(186)	—	—	29
Total		—	—	3,477	148	—	—	—	(4)	(2,057)	—	—	1,564
Total R-Series Single Pay - Qualified Certificates		75,254	2,002,817	2,112,982	3,041	686,034	5,108	(848)	(1,262,483)	(5,108)	61,793	1,507,394	1,538,726

Fully Paid Up Certificates
Additional credits and accrued interest thereon:
I-76	3.5	—	—	—	—	—	—	—	—	—	—	—	—
Total		—	—	—	—	—	—	—	—	—	—	—	—
Total Fully Paid-up Certificates		—	—	—	—	—	—	—	—	—	—	—	—

Optional Settlement Certificates
Other series and conversions from Single Payment Certificates	2.5-3 - 3-3.5	—	—	5,107	149	—	—	(615)	(324)	—	—	—	4,317
Series R-II & RP-2-84 - 88 -Prod 921	3.5	—	—	17	1	—	—	—	—	—	—	—	18
Series R-Installent (Prod 980, 981, 982)		—	—	—	—	—	—	—	—	—	—	—	—
Add’l credits and accrued int. thereon	2.5-3	—	—	32	1	—	—	(11)	(2)	—	—	—	20
Accrued for additional credits to be allowed at next anniversaries		—	—	—	—	—	—	—	—	(1)	—	—	(1)
Total Optional Settlement		—	—	5,156	151	—	—	(626)	(326)	(1)	—	—	4,354
Due to unlocated cert holders		—	—	400	—	—	611	—	—	(582)	—	—	429
Total Certificate Reserves (1)		246,071	$6,440,593	$6,763,574	$9,324	$2,718,291	$15,569	$(10,979)	$(4,178,966)	$(15,542)	202,950	$5,197,605	$5,301,271

(1) Total certificate reserves does not include Stock Market Certificates embedded derivatives of $3.9 million and $8.3 million or its intrinsic interest of $(4.6) million and $(11.4) million as of December 31, 2021 and 2020, respectively. These amounts are included in Total certificate reserves.

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2021
(in thousands)
Part 2 - Descriptions of Additions to Reserves Charged to
Other Accounts and Deductions from Reserves Credited to Other Accounts

Year Ended December 31, 2021
Additional credits on installment certificates and accrued interest thereon:
Other additions represent:
Transfers from maturities to extended maturities, additional credits/interest and advance payments	$22

Other deductions represent:
Transfers to reserves on a quarterly basis for Reserve Plus Flexible-Payment, IC-Q-Installment and R-Flexible-Payment	$22

Optional settlement certificates:
Other deductions represent:
Transfers to reserves for additional credits and accrued interest thereon	$1

Single-Payment certificates:
Other additions represent:
Flexible Savings	$5,534
Stepup	67
Cash Reserve-3mo	168
Stock Market	304
IC-Stock1	496
IC-Stock2	856
IC-Stock3	1,764
Market Strategy	639
RP-Q	—
Cash Reserve-RP-3mo	68
Flexible Savings-RP	2,835
Stepup-RP	73
Flexible Savings-RP-Emp	1
Stock Market-RP	123
RP-Stock1	259
RP-Stock2	462
RP-Stock3	1,084
Market Strategy-RP	192
Transfers from accruals at anniversaries maintained in a separate reserve account	11
$14,936

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2021
(in thousands)

Year Ended December 31, 2021
Other deductions represent:
Transfers to optional settlement reserves:
Single-Payment	$4,155
Transfers to reserves for additional credits and accrued interest thereon	(11)
Flexible Savings	5,535
Stepup	66
Cash Reserve-3mo	168
Stock Market	8
Stock1	13
Stock2	32
Stock3	64
Market Strategy Cert	12
Cash Reserve-RP-3mo	69
Flexible Savings-RP	2,834
Stepup-RP	73
Flexible Savings-RP-Emp	1
Stock Market-RP	123
RP-Stock1	259
RP-Stock2	461
RP-Stock3	1,084
Transfers to Federal tax withholding	(9)
$14,937

Due to unlocated certificate holders:
Other additions represent:
Amounts equivalent to payments due certificates holders who could not be located	$611

Other deductions represent:
Payments to certificate holders credited to cash	$582

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2021
(in thousands)
Part 3 - Information Regarding Installment Certificates

MO’s Paid	Number of Accounts w/Certificate Holders		Amount of Maturity Value		Amount of Reserves		Deduction from Reserves Cash Surrenders Prior to Maturity Surrender	Other Deductions
	2020	2021	2020	2021	2020	2021	2021	2021

1-12	76	71	$1,080	$5,535	$814	$480	$167	$—
13-24	86	53	3,712	784	626	656	109	—
25-36	91	68	5,334	2,886	584	688	65	—
37-48	54	86	593	5,367	396	804	22	—
49-60	76	50	236	583	912	441	19	—
61-72	69	69	2,135	215	817	797	36	—
73-84	57	59	3,006	2,133	473	853	42	—
85-96	54	52	565	2,976	501	561	40	—
97-108	54	44	1,476	444	429	399	25	—
109-120	54	40	—	—	448	428	30	—
121-132	—	—	—	—	—	—	90	—
133-144	—	—	—	—	—	—	—	—
145-156	—	—	—	—	—	—	—	—
157-168	—	—	—	—	—	—	—	—
169-180	—	—	—	—	—	—	—	—
181-192	—	—	—	—	—	—	—	—
193-204	—	—	—	—	—	—	—	—
205-216	—	—	—	—	—	—	—	—
217-228	—	—	—	—	—	—	—	—
229-240	—	—	—	—	—	—	—	—
241-252	—	—	—	—	—	—	—	—
253-264	—	—	—	—	—	—	—	—
265-276	—	—	—	—	—	—	—	—
277-288	—	—	—	—	—	—	—	—
289-300	—	—	—	—	—	—	—	—
301-312	—	—	—	—	—	—	—	—
313-324	—	—	—	—	—	—	—	—
325-336	—	—	—	—	—	—	—	—
337-348	—	—	—	—	—	—	—	—
349-360	—	—	—	—	—	—	—	—
361-372	—	—	—	—	—	—	—	—
373-384	—	—	—	—	—	—	—	—
385-396	—	—	—	—	—	—	—	—
397-408	—	—	—	—	—	—	—	—
409-420	1	—	12	—	11	—	11	—
457-468	—	1	—	6	—	5	—	—
TOTAL - ALL SERIES	673	593	$18,155	$20,929	$6,016	$6,112	$656	$—

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

(1) Total certificate reserves does not include Stock Market Certificates embedded derivatives of $8.3 million and $14.0 million or its intrinsic interest of $(11.4) million and $(21.6) million as of December 31, 2020 and 2019, respectively. These amounts are included in Total certificate reserves.

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

(1) Total certificate reserves does not include Stock Market Certificates embedded derivatives of $14.0 million and $6.2 million or its intrinsic interest of $(21.6) million and $(7.8) million as of December 31, 2019 and 2018, respectively. These amounts are included in Total certificate reserves.

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

Ameriprise Certificate Company
Schedule VII — Valuation and Qualifying Accounts
Years Ended December 31, 2021, 2020 and 2019
(in thousands)

Reserves deducted from assets to which they apply	Year Ended December 31, 2021
	Balance at beginning of period (1)	Change in allowance/ writedowns from 2020 to 2021	Balance at end of period
Allowance for credit losses:
Conventional first mortgage loans and other loans	$3,190	$(1,672)	$1,518

Reserves deducted from assets to which they apply	Year Ended December 31, 2020
	Balance at beginning of period (1)	Cumulative effect of adoption of current expected credit losses guidance	Change in allowance/ writedowns from 2019 to 2020	Balance at end of period
Allowance for losses:
Conventional first mortgage loans and other loans	$3,022	$(771)	$939	$3,190

Reserves deducted from assets to which they apply	Year Ended December 31, 2019
	Balance at beginning of period	Change in reserves/ writedowns from 2018 to 2019	Balance at end of period
Allowance for losses:
Conventional first mortgage loans and other loans	$3,120	$(98)	$3,022

(1) Prior to January 1, 2020, the allowance for credit losses was based on an incurred loss model that did not require estimating expected credit losses over the expected life of the asset.