Form 10-Q
period 2022-03-31
AMERIPRISE CERTIFICATE CO
filed 2022-05-02
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	811-00002

AMERIPRISE CERTIFICATE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	41-6009975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒
		Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at May 2, 2022
Common Stock (par value $10 per share)	150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY
FORM 10-Q

AMERIPRISE CERTIFICATE COMPANY
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Investment income	$14,428	$20,996
Investment expenses	6,145	7,902
Net investment income before provision for certificate reserves and income taxes	8,283	13,094
Net provision for certificate reserves	1,331	3,740
Net investment income before income taxes	6,952	9,354
Income tax expense	1,727	2,403
Net investment income, after-tax	5,225	6,951

Net realized gain (loss) on investments before income taxes	18	1,462
Income tax expense (benefit)	4	307
Net realized gain (loss) on investments, after-tax	14	1,155
Net income	$5,239	$8,106
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net income	$5,239	$8,106
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period	(39,913)	2,596
Reclassification of net (gains) losses on securities included in net income	(1)	(612)
Total other comprehensive income (loss), net of tax	(39,914)	1,984
Total comprehensive income (loss)	$(34,675)	$10,090
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2022	December 31, 2021
	(in thousands, except share data)
Assets
Qualified Assets
Cash and cash equivalents	$489,996	$689,792
Investments in unaffiliated issuers (allowance for credit losses: 2022, $1,494; 2021, $1,518)	4,990,128	4,950,463
Receivables	10,092	10,482
Derivative assets	22,232	44,135
Total qualified assets	5,512,448	5,694,872
Deferred taxes, net	7,729	—
Taxes receivable from parent	—	50
Due from related party	15	23
Total assets	$5,520,192	$5,694,945

Liabilities and Shareholder’s Equity
Liabilities
Certificate reserves	$5,197,420	$5,300,489
Deferred taxes, net	—	4,557
Taxes payable to parent	1,445	373
Derivative liabilities	20,625	41,470
Payables to brokers, dealers and clearing organizations	190	7,862
Due to related party	1,812	1,958
Accrued expenses and other liabilities	24,645	18,206
Total liabilities	5,246,137	5,374,915

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	295,667	302,709
Retained earnings	1,066	85
Accumulated other comprehensive income (loss), net of tax	(24,178)	15,736
Total shareholder’s equity	274,055	320,030
Total liabilities and shareholder’s equity	$5,520,192	$5,694,945

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
			Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Un-appropriated
(in thousands, except share data)

Balance, January 1, 2021	150,000	$1,500	$341,700	$21	$15	$44,812	$32,696	$420,744
Net income	—	—	—	—	—	8,106	—	8,106
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	1,984	1,984
Transfer to unappropriated from appropriated	—	—	—	(10)	—	10	—	—
Dividend to parent	—	—	—	—	—	(27,000)	—	(27,000)
Balance, March 31, 2021	150,000	$1,500	$341,700	$11	$15	$25,928	$34,680	$403,834

Balance, January 1, 2022	150,000	$1,500	$302,709	$—	$15	$70	$15,736	$320,030
Net income	—	—	—	—	—	5,239	—	5,239
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(39,914)	(39,914)
Dividend to parent	—	—	—	—	—	(4,258)	—	(4,258)
Return of capital to parent	—	—	(7,042)	—	—	—	—	(7,042)
Balance, March 31, 2022	150,000	$1,500	$295,667	$—	$15	$1,051	$(24,178)	$274,055
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash Flows from Operating Activities
Net income	$5,239	$8,106
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, accretion of discounts, net	396	409
Net realized (gain) loss on Available-for-Sale securities	(1)	(774)
Other net realized (gain) loss	6	31
Provision for credit losses	(24)	(720)
Changes in operating assets and liabilities:
Dividends and interest receivable	(89)	1,583
Certificate reserves, net	(1,065)	(996)
Deferred taxes, net	316	728
Taxes payable to/receivable from parent, net	1,122	1,786
Derivatives, net of collateral	(32)	76
Other liabilities	7,529	10,402
Other receivables	46	108
Other, net	(136)	1,402
Net cash provided by (used in) operating activities	13,307	22,141

Cash Flows from Investing Activities
Available-for-Sale securities:
Maturities, redemptions, calls and other	1,022,546	1,350,911
Purchases	(1,131,208)	(920,810)
Syndicated loans and commercial mortgage loans:
Sales, maturities and repayments	8,864	12,699
Purchases and fundings	—	(3,806)
Certificate loans, net	(1)	65
Net cash provided by (used in) investing activities	(99,799)	439,059

Cash Flows from Financing Activities
Payments from certificate holders and other additions	733,156	722,804
Certificate maturities and cash surrenders	(835,160)	(1,224,312)
Dividend to parent	(4,258)	(27,000)
Return of capital to parent	(7,042)	—
Net cash provided by (used in) financing activities	(113,304)	(528,508)

Net increase (decrease) in cash and cash equivalents	(199,796)	(67,308)
Cash and cash equivalents at beginning of period	689,792	562,652
Cash and cash equivalents at end of period	$489,996	$495,344

Supplemental disclosures including non-cash transactions:
Cash paid (received) for income taxes	$183	$310
Cash paid for interest	2,483	5,545
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.  Basis of Presentation
Ameriprise Certificate Company (“ACC”) is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial” or the “Parent”). ACC is registered as an investment company under the Investment Company Act of 1940. The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). ACC uses the consolidation method of accounting for its wholly owned subsidiary, Investors Syndicate Development Corp. The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods have been made. All adjustments made were of a normal recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Annual Report on Form 10-K of ACC for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2022 (“2021 10-K”).
ACC evaluated events or transactions that occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. No subsequent events or transactions requiring recognition or disclosure were identified.
2.  Recent Accounting Pronouncements
Future Adoption of New Accounting Standards
Financial Instruments – Credit Losses – Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the Financial Accounting Standards Board (“FASB”) proposed amendments to Accounting Standard Update No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (“Topic 326”). The update removes the recognition and measurement guidance for Troubled Debt Restructurings (“TDRs”) by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, and modifies the disclosure requirements for certain loan refinancing and restructuring by creditors when a borrower is experiencing financial difficulty. Rather than applying the recognition and measurement for TDRs, an entity must apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan. The update also requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The amendments are to be applied prospectively, but entities may apply a modified retrospective transition for changes to the recognition and measurement of TDRs. For entities that have adopted Topic 326, the amendments are effective for interim and annual periods beginning after December 15, 2022. Early adoption is permitted for entities that have adopted Topic 326, including adoption in an interim period. The adoption of the standard is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.
3.  Investments
Investments in unaffiliated issuers were as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
Available-for-Sale securities: Fixed maturities, at fair value (allowance for credit losses: 2022 and 2021, nil; amortized cost: 2022, $4,810,888; 2021, $4,710,303)	$4,776,881	$4,728,811
Commercial mortgage loans and syndicated loans, at cost (allowance for credit losses: 2022, $1,494; 2021, $1,518; fair value: 2022, $209,506; 2021, $223,495)	213,163	221,569
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	84	83
Total	$4,990,128	$4,950,463

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Available-for-Sale securities distributed by type were as follows:

Description of Securities	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Residential mortgage backed securities	$1,834,982	$4,665	$(29,865)	$1,809,782
Corporate debt securities	90,882	206	(401)	90,687
Commercial mortgage backed securities	1,218,797	429	(7,587)	1,211,639
Asset backed securities	495,698	2,271	(2,947)	495,022
State and municipal obligations	11,953	22	(177)	11,798
U.S. government and agency obligations	1,158,576	36	(659)	1,157,953
Total	$4,810,888	$7,629	$(41,636)	$4,776,881

Description of Securities	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Residential mortgage backed securities	$1,680,371	$15,708	$(2,531)	$1,693,548
Corporate debt securities	51,201	849	—	52,050
Commercial mortgage backed securities	1,164,516	2,449	(1,036)	1,165,929
Asset backed securities	502,328	3,265	(333)	505,260
State and municipal obligations	11,954	94	(4)	12,044
U.S. government and agency obligations	1,299,933	64	(17)	1,299,980
Total	$4,710,303	$22,429	$(3,921)	$4,728,811
As of March 31, 2022 and December 31, 2021, accrued interest of $4.5 million and $4.2 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Receivables.
As of March 31, 2022 and December 31, 2021, investment securities with a fair value of $58 thousand and $66 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.
As of March 31, 2022 and December 31, 2021, fixed maturity securities comprised approximately 87% and 84%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. As of both March 31, 2022 and December 31, 2021, no securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC.
A summary of fixed maturity securities by rating was as follows:

Ratings	March 31, 2022			December 31, 2021
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$4,624,716	$4,589,754	96%	$4,556,729	$4,570,394	97%
AA	50,048	49,280	1	54,137	55,093	1
A	63,075	63,550	1	72,913	75,140	2
BBB	67,484	68,804	2	20,442	22,061	—
Below investment grade	5,565	5,493	—	6,082	6,123	—
Total fixed maturities	$4,810,888	$4,776,881	100%	$4,710,303	$4,728,811	100%
As of March 31, 2022 and December 31, 2021, approximately 31% and 30%, respectively, of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. As of March 31, 2022, ACC had 20 issuers with holdings between 10% and 15% of total shareholder’s equity totaling $690.7 million. As of December 31, 2021, ACC had 11 issuers with holdings between 10% and 12% of total shareholder’s equity totaling $427.2 million. There were no other holdings of any other issuer greater than 10% of total shareholder’s equity as of March 31, 2022 and December 31, 2021.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	March 31, 2022
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	161	$1,313,062	$(28,100)	50	$135,342	$(1,765)	211	$1,448,404	$(29,865)
Corporate debt securities	5	34,259	(401)	—	—	—	5	34,259	(401)
Commercial mortgage backed securities	49	908,350	(7,029)	3	51,898	(558)	52	960,248	(7,587)
Asset backed securities	17	290,462	(2,318)	4	72,760	(629)	21	363,222	(2,947)
State and municipal obligations	8	9,275	(177)	—	—	—	8	9,275	(177)
U.S. government and agency obligations	22	1,117,921	(659)	—	—	—	22	1,117,921	(659)
Total	262	$3,673,329	$(38,684)	57	$260,000	$(2,952)	319	$3,933,329	$(41,636)

Description of Securities	December 31, 2021
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	43	$295,433	$(1,733)	48	$114,067	$(798)	91	$409,500	$(2,531)
Commercial mortgage backed securities	25	538,380	(842)	3	55,352	(194)	28	593,732	(1,036)
Asset backed securities	5	117,631	(119)	5	92,986	(214)	10	210,617	(333)
State and municipal obligations	1	996	(4)	—	—	—	1	996	(4)
U.S. government and agency obligations	9	469,836	(17)	—	—	—	9	469,836	(17)
Total	83	$1,422,276	$(2,715)	56	$262,405	$(1,206)	139	$1,684,681	$(3,921)
As part of ACC’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the three months ended March 31, 2022 is primarily attributable to the impact of higher interest rates and wider credit spreads. ACC did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. ACC does not intend to sell these securities and does not believe that it is more likely than not that ACC will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of March 31, 2022 and December 31, 2021, approximately 98% and 97%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
There were no amounts recognized in the allowance for credit losses on Available-for-Sale securities during the three months ended March 31, 2022 and 2021.
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables present a rollforward of the net unrealized gains (losses) on Available-for-Sale securities included in AOCI:

	Net Unrealized Gains (Losses) on Securities	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Gains (Losses) on Securities
	(in thousands)
Balance at January 1, 2021	$40,810	$(8,114)	$32,696
Net unrealized gains (losses) on securities arising during the period (1)	3,384	(788)	2,596
Reclassification of net (gains) losses on securities included in net income (2)	(774)	162	(612)
Balance at March 31, 2021	$43,420	$(8,740)	$34,680

Balance at January 1, 2022	$18,509	$(2,773)	$15,736
Net unrealized gains (losses) on securities arising during the period (1)	(52,515)	12,602	(39,913)
Reclassification of net (gains) losses on securities included in net income (2)	(1)	—	(1)
Balance at March 31, 2022	$(34,007)	$9,829	$(24,178)
(1) Net unrealized gains (losses) on securities arising during the period include impairments on Available-for-Sale securities related to factors other than credit that were recognized in OCI during the period.
(2) Reclassification amounts are reported in Net realized gain (loss) on investments.
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net realized gain (loss) on investments were as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Gross realized gains	$1	$774
Gross realized losses	—	—
Total	$1	$774
Available-for-Sale securities by contractual maturity as of March 31, 2022 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$1,178,734	$1,178,200
Due after one year through five years	82,470	82,004
Due after five years through 10 years	207	234
	1,261,411	1,260,438
Residential mortgage backed securities	1,834,982	1,809,782
Commercial mortgage backed securities	1,218,797	1,211,639
Asset backed securities	495,698	495,022
Total	$4,810,888	$4,776,881
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
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses:

Commercial Loans
(in thousands)
Balance, January 1, 2022	$1,518
Provisions	(24)
Balance, March 31, 2022	$1,494

Commercial Loans
(in thousands)
Balance, January 1, 2021	3,190
Provisions	(720)
Balance, March 31, 2021	$2,470
As of March 31, 2022 and December 31, 2021, accrued interest on commercial loans of $916 thousand and $911 thousand, respectively, is recorded in Receivables and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended March 31, 2022 and 2021, ACC purchased nil and $3.1 million, respectively, of syndicated loans and sold nil and $1.2 million, respectively, of syndicated loans.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $0.3 million and $1.1 million as of March 31, 2022 and December 31, 2021, respectively. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were nil as of both March 31, 2022 and December 31, 2021. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. Total commercial mortgage loans past due were nil as of both March 31, 2022 and December 31, 2021.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	March 31, 2022
Loan-to-Value Ratio	2022	2021	2020	2019	2018	Prior	Total
	(in thousands)
> 100%	$—	$—	$—	$—	$—	$—	$—
80% - 100%	—	—	—	—	—	—	—
60% - 80%	—	1,766	4,129	—	7,533	4,919	18,347
40% - 60%	—	5,328	3,000	12,137	—	12,618	33,083
< 40%	—	4,884	—	2,277	5,598	47,182	59,941
Total	$—	$11,978	$7,129	$14,414	$13,131	$64,719	$111,371

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2021
Loan-to-Value Ratio	2021	2020	2019	2018	2017	Prior	Total
	(in thousands)
> 100%	$—	$—	$—	$—	$—	$—	$—
80% - 100%	—	—	—	—	—	—	—
60% - 80%	1,779	4,151	1,436	7,581	2,960	4,962	22,869
40% - 60%	5,429	3,000	10,788	—	7,614	7,833	34,664
< 40%	4,996	—	2,345	5,798	10,532	35,236	58,907
Total	$12,204	$7,151	$14,569	$13,379	$21,106	$48,031	$116,440
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type.
In addition, ACC reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
	(in thousands)
East North Central	$8,028	$11,166	7%	10%
East South Central	2,766	2,939	2	3
Middle Atlantic	15,349	15,581	14	13
Mountain	7,463	7,567	7	6
New England	6,711	6,766	6	6
Pacific	37,240	37,881	34	32
South Atlantic	19,240	19,574	17	17
West North Central	5,693	5,893	5	5
West South Central	8,881	9,073	8	8
	111,371	116,440	100%	100%
Less: allowance for credit losses	454	493
Total	$110,917	$115,947
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
	(in thousands)
Apartments	$31,914	$32,457	29%	28%
Industrial	25,190	25,738	23	22
Mixed use	10,787	10,938	10	10
Office	16,243	16,470	14	14
Retail	24,559	28,026	22	24
Hotel	67	114	—	—
Other	2,611	2,697	2	2
	111,371	116,440	100%	100%
Less: allowance for credit losses	454	493
Total	$110,917	$115,947
Syndicated Loans
The recorded investment in syndicated loans as of March 31, 2022 and December 31, 2021 was $103.3 million and $106.6 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. Total syndicated loans past due were nil as of both March 31, 2022 and December 31, 2021. ACC assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	March 31, 2022
Internal Risk Rating	2022	2021	2020	2019	2018	Prior	Total
	(in thousands)
Risk 5	$1,146	$—	$—	$—	$339	$—	$1,485
Risk 4	—	—	—	—	—	3,448	3,448
Risk 3	—	381	—	5,809	5,053	10,152	21,395
Risk 2	—	5,648	6,229	5,628	6,596	21,551	45,652
Risk 1	—	2,048	1,098	2,755	8,464	16,941	31,306
Total	$1,146	$8,077	$7,327	$14,192	$20,452	$52,092	$103,286

	December 31, 2021
Internal Risk Rating	2021	2020	2019	2018	2017	Prior	Total
	(in thousands)
Risk 5	$—	$—	$1,149	$340	$—	$—	$1,489
Risk 4	—	—	—	—	959	2,491	3,450
Risk 3	—	—	4,202	4,806	4,777	4,700	18,485
Risk 2	3,688	4,606	7,215	9,109	11,048	8,000	43,666
Risk 1	4,432	2,755	3,320	7,807	12,429	8,813	39,556
Total	$8,120	$7,361	$15,886	$22,062	$29,213	$24,004	$106,646
Certificate Loans
Certificate loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to certificate loans, ACC does not record an allowance for credit losses.
Troubled Debt Restructurings
There were no loans accounted for as a troubled debt restructuring by ACC during the three months ended March 31, 2022 and 2021. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$472,655	$—	$472,655
Available-for-Sale securities:
Residential mortgage backed securities	—	1,809,782	—	1,809,782
Corporate debt securities	—	90,684	3	90,687
Commercial mortgage backed securities	—	1,211,639	—	1,211,639
Asset backed securities	—	490,131	4,891	495,022
State and municipal obligations	—	11,798	—	11,798
U.S. government and agency obligations	1,157,953	—	—	1,157,953
Total Available-for-Sale securities	1,157,953	3,614,034	4,894	4,776,881
Equity derivative contracts	—	22,232	—	22,232
Total assets at fair value	$1,157,953	$4,108,921	$4,894	$5,271,768

Liabilities
Stock market certificate embedded derivatives	$—	$2,601	$—	$2,601
Equity derivative contracts	13	20,612	—	20,625
Total liabilities at fair value	$13	$23,213	$—	$23,226

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$672,275	$—	$672,275
Available-for-Sale securities:
Residential mortgage backed securities	—	1,693,548	—	1,693,548
Corporate debt securities	—	46,046	6,004	52,050
Commercial mortgage backed securities	—	1,165,929	—	1,165,929
Asset backed securities	—	500,369	4,891	505,260
State and municipal obligations	—	12,044	—	12,044
U.S. government and agency obligations	1,299,980	—	—	1,299,980
Total Available-for-Sale securities	1,299,980	3,417,936	10,895	4,728,811
Equity derivative contracts	—	44,135	—	44,135
Total assets at fair value	$1,299,980	$4,134,346	$10,895	$5,445,221

Liabilities
Stock market certificate embedded derivatives	$—	$3,853	$—	$3,853
Equity derivative contracts	3	41,467	—	41,470
Total liabilities at fair value	$3	$45,320	$—	$45,323

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance, January 1, 2022	$6,004	$4,891	$10,895
Total gains (losses) included in:
Net income	—	17	17	(1)
Other comprehensive income (loss)	(1)	(17)	(18)
Settlements	(6,000)	—	(6,000)
Balance, March 31, 2022	$3	$4,891	$4,894

Changes in unrealized gains (losses) in net income relating to assets held at March 31, 2022	$—	17	$17	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at March 31, 2022	$—	(17)	$(17)

	Available-for-Sale Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance, January 1, 2021	$6,057	$4,891	$10,948
Total gains (losses) included in:
Other comprehensive income (loss)	(7)	—	(7)
Balance, March 31, 2021	$6,050	$4,891	$10,941

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at March 31, 2021	$(7)	$—	$(7)
(1) Included in Investment income.

Securities transferred from Level 3 primarily represent securities with fair values that are obtained from a third-party pricing service with observable inputs. Securities transferred to Level 3 represent securities with fair values that are based on a single non-binding broker quote.
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets:

March 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
(in thousands)
Corporate debt securities (private placements)	$—	Discounted cash flow	Yield/spread to U.S. Treasuries	—%	—%

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$6,001	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9%	0.9%
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
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
Level 1 securities include U.S. Treasuries.
Level 2 securities include residential mortgage backed securities, corporate bonds, commercial mortgage backed securities, asset backed securities and state and municipal obligations. The fair value of these Level 2 securities is based on a market approach with prices obtained from third-party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes.
Level 3 securities include certain non-agency residential mortgage backed securities, corporate bonds, asset backed securities and commercial mortgage backed securities with fair value typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to ACC. ACC’s privately placed corporate bonds are typically based on a single non-binding broker quote.
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
Derivatives
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of March 31, 2022 and December 31, 2021. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
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
Derivatives
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of March 31, 2022 and December 31, 2021. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
During the reporting periods, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	March 31, 2022
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$102,246	$—	$93,188	$6,922	$100,110
Commercial mortgage loans	110,917	—	—	109,396	109,396
Certificate loans	84	—	84	—	84
Financial Liabilities
Certificate reserves	$5,194,819	$—	$—	$5,175,165	$5,175,165

	December 31, 2021
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$105,622	$—	$99,691	$4,703	$104,394
Commercial mortgage loans	115,947	—	—	119,101	119,101
Certificate loans	83	—	83	—	83
Financial Liabilities
Certificate reserves	$5,296,636	$—	$—	$5,289,947	$5,289,947
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	March 31, 2022
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$22,232	$—	$22,232	$(20,612)	$(1,587)	$33
Total	$22,232	$—	$22,232	$(20,612)	$(1,587)	$33

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2021
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$44,135	$—	$44,135	$(41,467)	$(2,635)	$33
Total	$44,135	$—	$44,135	$(41,467)	$(2,635)	$33
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	March 31, 2022
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$20,612	$—	$20,612	$(20,612)	$—	$—
Exchange-traded	13	—	13	—	—	13
Total	$20,625	$—	$20,625	$(20,612)	$—	$13

	December 31, 2021
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$41,467	$—	$41,467	$(41,467)	$—	$—
Exchange-traded	3	—	3	—	—	3
Total	$41,470	$—	$41,470	$(41,467)	$—	$3
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
ACC uses derivatives as economic hedges of equity risk related to Stock Market Certificates (“SMC”). ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	March 31, 2022			December 31, 2021
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Equity contracts (1)	$354,481	$22,232	$20,625	$400,458	$44,135	$41,470
Embedded derivatives
Stock market certificates (2)	N/A	—	2,601	N/A	—	3,853
Total derivatives	$354,481	$22,232	$23,226	$400,458	$44,135	$45,323
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
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended March 31,
		2022	2021
		(in thousands)
Equity contracts
Stock market certificates	Net provision for certificate reserves	$(42)	$616
Stock market certificates embedded derivatives	Net provision for certificate reserves	7	(467)
Total		$(35)	$149
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
proceedings that are reasonably likely to have a material adverse effect on ACC’s financial condition, results of operations or liquidity. Notwithstanding the foregoing, it is possible that the outcome of any such legal, arbitration or regulatory proceedings could have a material impact on ACC’s results of operations in any particular reporting period as the proceedings are resolved.
9.  Shareholder’s Equity
During the three months ended March 31, 2022 and 2021, ACC did not receive any cash contributions from Ameriprise Financial.
During the three months ended March 31, 2022 and 2021, ACC paid dividends to Ameriprise Financial of $4.3 million and $27.0 million, respectively. During the three months ended March 31, 2022 and 2021, ACC returned contributed capital to Ameriprise Financial of $7.0 million and nil, respectively. The payment to Ameriprise Financial was recognized as a reduction of additional paid-in capital as it was in excess of the amount of unappropriated retained earnings available to be paid as a dividend. ACC continued to maintain compliance with the capital requirements of the SEC and the Minnesota Department of Commerce during the three months ended March 31, 2022.
10.  Income Taxes
ACC’s effective tax rate was 24.8% and 25.1% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rates for the three months ended March 31, 2022 and 2021 are higher than the statutory rate primarily as a result of state income taxes, net of federal benefit.
ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of ACC’s tax position, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of both March 31, 2022 and December 31, 2021.
As of March 31, 2022 and December 31, 2021, ACC had $3.9 million and $3.8 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $3.1 million and $3.0 million, net of federal tax benefits, of unrecognized tax benefits as of March 31, 2022 and December 31, 2021, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. ACC estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $5 thousand in the next 12 months primarily due to state exams.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized a net increase of $39 thousand and $40 thousand in interest and penalties for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, ACC had a payable of $654 thousand and $615 thousand, respectively, related to accrued interest and penalties.
ACC files income tax returns as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. The federal statute of limitations are closed on years through 2015, except for one issue for 2014 and 2015 which was claimed on amended returns. The Internal Revenue Service (“IRS”) is currently auditing Ameriprise Financial’s U.S. income tax returns for 2016 through 2020. Ameriprise Financial’s or its subsidiaries’, including ACC’s, state income tax returns are currently under examination by various jurisdictions for years ranging from 2015 through 2020.

AMERIPRISE CERTIFICATE COMPANY
ITEM 2.  MANAGEMENT’S NARRATIVE ANALYSIS
The following information should be read in conjunction with Ameriprise Certificate Company’s (“ACC’s”) Consolidated Financial Statements and Notes presented in Part I, Item 1. This discussion may contain forward-looking statements that reflect ACC’s plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed under “Forward-Looking Statements.” ACC believes it is useful to read its management’s narrative analysis in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2022 (“2021 10-K”), as well as its current reports on Form 8-K and other publicly available information.
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
Recent Developments Regarding the COVID-19 Pandemic
The coronavirus disease 2019 (‘‘COVID-19’’) pandemic has presented ongoing significant economic and societal disruption and market unpredictability, which has affected ACC’s business and operating environment driven by what has been a low interest rate environment and volatility and changes in the equity markets and the potential associated implications to client behavior. COVID-19 continues its ongoing impact and has been occurring in multiple waves, so there are still no reliable estimates of how long the implications from the pandemic will last, the effects current and other new variants will ultimately have, how many people are likely to be affected by it, or its impact on the overall economy. There is still significant uncertainty around the extent to which the COVID-19 pandemic will continue to impact ACC’s business, results of operations and financial condition, which depends on current and future developments, including the ultimate scope, duration and severity of the pandemic, success of worldwide vaccination efforts, multiple mutations of COVID-19 or similar diseases, the effectiveness of ACC’s and its affiliates’ office reopenings, the additional measures that may be taken by various governmental authorities in response to the outbreak, the actions of third parties in response to the pandemic, and the possible further impacts on the global economy. Given the ongoing impact of the pandemic, financial results may not be comparable to previous years and the results presented in this report may not necessarily be indicative of future operating results. For further information regarding the impact of the COVID-19 pandemic, and any potentially material effects, see Part 1 - Item 1A “Risk Factors” of ACC’s 2021 10-K.
Significant Accounting Policies
ACC’s significant accounting policies are discussed in detail in “Management’s Narrative Analysis – Recent Accounting Pronouncements and Significant Accounting Policies” in ACC’s 2021 10-K.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements and their expected impact on ACC’s future results of operations or financial condition, see Note 2 to the Consolidated Financial Statements.
Results of Operations for the Three Months Ended March 31, 2022 and 2021
ACC’s net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income trends occur largely due to changes in returns on ACC’s investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles (“GAAP”).
Net income decreased $2.9 million, or 36%, for the three months ended March 31, 2022 compared to the prior year period primarily due to lower investment income and lower net realized gains. This decline was partially offset by lower net provision for certificate reserves and lower investment expenses.
Investment income decreased $6.6 million, or 31%, for the three months ended March 31, 2022 compared to the prior year period reflecting lower average investment balances and a decrease in the average invested asset yield.
Investment expenses decreased $1.8 million, or 23%, for the three months ended March 31, 2022 compared to the prior year period primarily due to volume-driven decreases in investment advisory, distribution, and transfer agent fees.
Net provision for certificate reserves decreased $2.4 million, or 65%, for the three months ended March 31, 2022 compared to the prior year period primarily due to lower average client crediting rates as well as lower average certificate balances.

AMERIPRISE CERTIFICATE COMPANY
ACC’s effective tax rate was 24.8% for the three months ended March 31, 2022 compared to 25.1% for the prior year period.
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
ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2022.
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
ITEM 1A.  RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of ACC’s 2021 10-K.
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

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date:	May 2, 2022	By:	/s/ Abu M. Arif
Abu M. Arif
Chief Executive Officer

Date:	May 2, 2022	By:	/s/ James R. Hill
James R. Hill
Chief Financial Officer