Form 10-Q
period 2022-06-30
AMERIPRISE CERTIFICATE CO
filed 2022-08-01
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	811-00002

AMERIPRISE CERTIFICATE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	41-6009975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at August 1, 2022
Common Stock (par value $10 per share)	150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY
FORM 10-Q

AMERIPRISE CERTIFICATE COMPANY
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Investment income	$20,997	$18,012	$35,425	$39,008
Investment expenses	6,239	7,008	12,384	14,910
Net investment income before provision for certificate reserves and income taxes	14,758	11,004	23,041	24,098
Net provision for certificate reserves	2,053	2,487	3,384	6,227
Net investment income before income taxes	12,705	8,517	19,657	17,871
Income tax expense	3,168	2,127	4,895	4,530
Net investment income, after-tax	9,537	6,390	14,762	13,341

Net realized gain (loss) on investments before income taxes	(61)	566	(43)	2,028
Income tax expense (benefit)	(13)	119	(9)	426
Net realized gain (loss) on investments, after-tax	(48)	447	(34)	1,602
Net income	$9,489	$6,837	$14,728	$14,943
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net income	$9,489	$6,837	$14,728	$14,943
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period	(40,611)	(4,967)	(80,524)	(2,371)
Reclassification of net (gains) losses on securities included in net income	(5)	28	(6)	(584)
Total other comprehensive income (loss), net of tax	(40,616)	(4,939)	(80,530)	(2,955)
Total comprehensive income (loss)	$(31,127)	$1,898	$(65,802)	$11,988
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2022	December 31, 2021
	(in thousands, except share data)
Assets
Qualified Assets
Cash and cash equivalents	$430,422	$689,792
Investments in unaffiliated issuers (allowance for credit losses: 2022, $1,529; 2021, $1,518)	5,125,222	4,950,463
Receivables	13,283	10,482
Derivative assets	5,527	44,135
Total qualified assets	5,574,454	5,694,872
Deferred taxes, net	20,367	—
Taxes receivable from parent	—	50
Due from related party	1	23
Total assets	$5,594,822	$5,694,945

Liabilities and Shareholder’s Equity
Liabilities
Certificate reserves	$5,284,074	$5,300,489
Due to related party	1,886	1,958
Taxes payable to parent	3,883	373
Payables to brokers, dealers and clearing organizations	45,807	7,862
Derivative liabilities	4,819	41,470
Deferred taxes, net	—	4,557
Accrued expenses and other liabilities	18,425	18,206
Total liabilities	5,358,894	5,374,915

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	295,667	302,709
Retained earnings	3,555	85
Accumulated other comprehensive income (loss), net of tax	(64,794)	15,736
Total shareholder’s equity	235,928	320,030
Total liabilities and shareholder’s equity	$5,594,822	$5,694,945

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
				Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Un-appropriated
	(in thousands, except share data)
Balance at April 1, 2022	150,000	$1,500	$295,667	$—	$15	$1,051	$(24,178)	$274,055
Net income	—	—	—	—	—	9,489	—	9,489
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(40,616)	(40,616)
Transfer to appropriated from unappropriated	—	—	—	370	—	(370)	—	—
Dividend to parent	—	—	—	—	—	(7,000)	—	(7,000)
Balance at June 30, 2022	150,000	$1,500	$295,667	$370	$15	$3,170	$(64,794)	$235,928

Balance at April 1, 2021	150,000	$1,500	$341,700	$11	$15	$25,928	$34,680	$403,834
Net income	—	—	—	—	—	6,837	—	6,837
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(4,939)	(4,939)
Transfer to unappropriated from appropriated	—	—	—	(4)	—	4	—	—
Dividend to parent	—	—	—	—	—	(33,000)	—	(33,000)
Balance at June 30, 2021	150,000	$1,500	$341,700	$7	$15	$(231)	$29,741	$372,732

Balance at January 1, 2022	150,000	$1,500	$302,709	$—	$15	$70	$15,736	$320,030
Net income	—	—	—	—	—	14,728	—	14,728
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(80,530)	(80,530)
Transfer to appropriated from unappropriated	—	—	—	370	—	(370)	—	—
Dividend to parent	—	—	—	—	—	(11,258)	—	(11,258)
Return of capital to parent	—	—	(7,042)	—	—	—	—	(7,042)
Balance at June 30, 2022	150,000	$1,500	$295,667	$370	$15	$3,170	$(64,794)	$235,928

Balance at January 1, 2021	150,000	$1,500	$341,700	$21	$15	$44,812	$32,696	$420,744
Net income	—	—	—	—	—	14,943	—	14,943
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(2,955)	(2,955)
Transfer to unappropriated from appropriated	—	—	—	(14)	—	14	—	—
Dividend to parent	—	—	—	—	—	(60,000)	—	(60,000)
Balance at June 30, 2021	150,000	$1,500	$341,700	$7	$15	$(231)	$29,741	$372,732
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Cash Flows from Operating Activities
Net income	$14,728	$14,943
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, accretion of discounts, net	(521)	1,122
Net realized (gain) loss on Available-for-Sale securities	(7)	(739)
Other net realized (gain) loss	39	141
Provision for credit losses	11	(1,430)
Changes in operating assets and liabilities:
Dividends and interest receivable	(3,197)	2,687
Certificate reserves, net	(1,908)	(1,701)
Deferred taxes, net	502	1,098
Taxes payable to/receivable from parent, net	3,560	175
Derivatives, net of collateral	67	396
Other liabilities	2,109	11,066
Other receivables	114	(77)
Other, net	(25)	1,008
Net cash provided by (used in) operating activities	15,472	28,689

Cash Flows from Investing Activities
Available-for-Sale securities:
Maturities, redemptions, calls and other	1,899,822	2,371,497
Purchases	(2,159,280)	(1,428,469)
Syndicated loans and commercial mortgage loans:
Sales, maturities and repayments	35,648	163,961
Purchases and fundings	(18,218)	(11,239)
Equity securities:
Sales	—	48
Purchases	—	(46)
Certificate loans, net	(7)	62
Net cash provided by (used in) investing activities	(242,035)	1,095,814

Cash Flows from Financing Activities
Payments from certificate holders and other additions	1,835,193	1,397,075
Certificate maturities and cash surrenders	(1,849,700)	(2,406,903)
Dividend to parent	(11,258)	(60,000)
Return of capital to parent	(7,042)	—
Net cash provided by (used in) financing activities	(32,807)	(1,069,828)

Net increase (decrease) in cash and cash equivalents	(259,370)	54,675
Cash and cash equivalents at beginning of period	689,792	562,652
Cash and cash equivalents at end of period	$430,422	$617,327

Supplemental disclosures including non-cash transactions:
Cash paid (received) for income taxes	$512	$3,637
Cash paid for interest	5,118	9,360
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
3.  Investments
Investments in unaffiliated issuers were as follows:

	June 30, 2022	December 31, 2021
	(in thousands)
Available-for-Sale securities: Fixed maturities, at fair value (allowance for credit losses: 2022 and 2021, nil; amortized cost: 2022, $5,000,621; 2021, $4,710,303)	$4,913,172	$4,728,811
Commercial mortgage loans and syndicated loans, at cost (allowance for credit losses: 2022, $1,529; 2021, $1,518; fair value: 2022, $202,343; 2021, $223,495)	211,960	221,569
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	90	83
Total	$5,125,222	$4,950,463

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Available-for-Sale securities distributed by type were as follows:

Description of Securities	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt securities	$309,379	$243	$(2,204)	$307,418
Residential mortgage backed securities	1,763,553	3,234	(58,603)	1,708,184
Commercial mortgage backed securities	1,150,178	56	(20,071)	1,130,163
Asset backed securities	614,755	1,039	(9,643)	606,151
State and municipal obligations	11,951	7	(260)	11,698
U.S. government and agency obligations	1,150,805	39	(1,286)	1,149,558
Total	$5,000,621	$4,618	$(92,067)	$4,913,172

Description of Securities	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt securities	$51,201	$849	$—	$52,050
Residential mortgage backed securities	1,680,371	15,708	(2,531)	1,693,548
Commercial mortgage backed securities	1,164,516	2,449	(1,036)	1,165,929
Asset backed securities	502,328	3,265	(333)	505,260
State and municipal obligations	11,954	94	(4)	12,044
U.S. government and agency obligations	1,299,933	64	(17)	1,299,980
Total	$4,710,303	$22,429	$(3,921)	$4,728,811
As of June 30, 2022 and December 31, 2021, accrued interest of $7.9 million and $4.2 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Receivables.
As of June 30, 2022 and December 31, 2021, investment securities with a fair value of $131 thousand and $66 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.
As of June 30, 2022 and December 31, 2021, fixed maturity securities comprised approximately 88% and 84%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. As of June 30, 2022 and December 31, 2021, $3 thousand and nil, respectively, worth of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC.
A summary of fixed maturity securities by rating was as follows:

Ratings	June 30, 2022			December 31, 2021
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$4,543,799	$4,459,389	91%	$4,556,729	$4,570,394	97%
AA	91,609	89,011	2	54,137	55,093	1
A	74,105	74,059	1	72,913	75,140	2
BBB	275,188	275,124	6	20,442	22,061	—
Below investment grade	15,920	15,589	—	6,082	6,123	—
Total fixed maturities	$5,000,621	$4,913,172	100%	$4,710,303	$4,728,811	100%
As of June 30, 2022 and December 31, 2021, approximately 31% and 30%, respectively, of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. As of June 30, 2022, ACC had 28 issuers with holdings totaling $895.9 million that individually were between 10% and 17% of total shareholder’s equity. As of December 31, 2021, ACC had 11 issuers with holdings totaling $427.2 million that individually were between 10% and 12% of total shareholder’s equity. There were no other holdings of any other issuer greater than 10% of total shareholder’s equity as of June 30, 2022 and December 31, 2021.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	June 30, 2022
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Corporate debt securities	22	$179,762	$(2,204)	—	$—	$—	22	$179,762	$(2,204)
Residential mortgage backed securities	213	1,411,623	(55,854)	49	121,280	(2,749)	262	1,532,903	(58,603)
Commercial mortgage backed securities	61	1,044,538	(18,605)	3	50,990	(1,466)	64	1,095,528	(20,071)
Asset backed securities	29	481,444	(8,008)	4	71,606	(1,635)	33	553,050	(9,643)
State and municipal obligations	8	9,192	(260)	—	—	—	8	9,192	(260)
U.S. government and agency obligations	24	1,037,491	(1,286)	—	—	—	24	1,037,491	(1,286)
Total	357	$4,164,050	$(86,217)	56	$243,876	$(5,850)	413	$4,407,926	$(92,067)

Description of Securities	December 31, 2021
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	43	$295,433	$(1,733)	48	$114,067	$(798)	91	$409,500	$(2,531)
Commercial mortgage backed securities	25	538,380	(842)	3	55,352	(194)	28	593,732	(1,036)
Asset backed securities	5	117,631	(119)	5	92,986	(214)	10	210,617	(333)
State and municipal obligations	1	996	(4)	—	—	—	1	996	(4)
U.S. government and agency obligations	9	469,836	(17)	—	—	—	9	469,836	(17)
Total	83	$1,422,276	$(2,715)	56	$262,405	$(1,206)	139	$1,684,681	$(3,921)
As part of ACC’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the six months ended June 30, 2022 is primarily attributable to the impact of higher interest rates and wider credit spreads driven by continued market volatility, with no specific credit concerns. ACC did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. ACC does not intend to sell these securities and does not believe that it is more likely than not that ACC will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of June 30, 2022 and December 31, 2021, approximately 96% and 97%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
There were no amounts recognized in the allowance for credit losses on Available-for-Sale securities during the three and six months ended June 30, 2022 and 2021.
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables present a rollforward of the net unrealized gains (losses) on Available-for-Sale securities included in AOCI:

	Net Unrealized Gains (Losses) on Securities	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Gains (Losses) on Securities
	(in thousands)
Balance at April 1, 2022	$(34,007)	$9,829	$(24,178)
Net unrealized gains (losses) on securities arising during the period (1)	(53,435)	12,824	(40,611)
Reclassification of net (gains) losses on securities included in net income (2)	(6)	1	(5)
Balance at June 30, 2022	$(87,448)	$22,654	$(64,794)

Balance at April 1, 2021	$43,420	$(8,740)	$34,680
Net unrealized gains (losses) on securities arising during the period (1)	(6,532)	1,565	(4,967)
Reclassification of net (gains) losses on securities included in net income (2)	35	(7)	28
Balance at June 30, 2021	$36,923	$(7,182)	$29,741

Balance at January 1, 2022	$18,509	$(2,773)	$15,736
Net unrealized gains (losses) on securities arising during the period (1)	(105,950)	25,426	(80,524)
Reclassification of net (gains) losses on securities included in net income (2)	(7)	1	(6)
Balance at June 30, 2022	$(87,448)	$22,654	$(64,794)

Balance at January 1, 2021	$40,810	$(8,114)	$32,696
Net unrealized gains (losses) on securities arising during the period (1)	(3,148)	777	(2,371)
Reclassification of net (gains) losses on securities included in net income (2)	(739)	155	(584)
Balance at June 30, 2021	$36,923	$(7,182)	$29,741
(1) Net unrealized gains (losses) on securities arising during the period include impairments on Available-for-Sale securities related to factors other than credit that were recognized in OCI during the period.
(2) Reclassification amounts are reported in Net realized gain (loss) on investments before income taxes.
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net realized gain (loss) on investments before income taxes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Gross realized gains	$6	$4	$7	$778
Gross realized losses	—	(39)	—	(39)
Total	$6	$(35)	$7	$739

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Available-for-Sale securities by contractual maturity as of June 30, 2022 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$1,184,012	$1,182,731
Due after one year through five years	287,916	285,719
Due after five years through 10 years	207	224
	1,472,135	1,468,674
Residential mortgage backed securities	1,763,553	1,708,184
Commercial mortgage backed securities	1,150,178	1,130,163
Asset backed securities	614,755	606,151
Total	$5,000,621	$4,913,172
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
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses:

Commercial Loans
(in thousands)
Balance at January 1, 2022	$1,518
Provisions	11
Balance at June 30, 2022	$1,529

Commercial Loans
(in thousands)
Balance at January 1, 2021	$3,190
Provisions	(1,430)
Balance at June 30, 2021	$1,760
As of June 30, 2022 and December 31, 2021, accrued interest on commercial loans of $885 thousand and $911 thousand, respectively, is recorded in Receivables and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended June 30, 2022 and 2021, ACC purchased $15.0 million and $8.1 million, respectively, of syndicated loans and sold $0.7 million and $2.1 million, respectively, of syndicated loans. During the six months ended June 30, 2022 and 2021, ACC purchased $15.0 million and $11.2 million, respectively, of syndicated loans and sold $0.7 million and $3.3 million, respectively, of syndicated loans.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $0.3 million and $1.1 million as of June 30, 2022 and December 31, 2021, respectively. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. There were no commercial mortgage loans which management has assigned its highest risk rating as of both June 30, 2022 and December 31, 2021. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both June 30, 2022 and December 31, 2021.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	June 30, 2022
Loan-to-Value Ratio	2022	2021	2020	2019	2018	Prior	Total
	(in thousands)
> 100%	$—	$—	$—	$—	$3,245	$—	$3,245
80% - 100%	—	—	—	—	—	—	—
60% - 80%	—	1,753	—	—	—	3,474	5,227
40% - 60%	—	5,208	4,107	10,709	2,780	13,230	36,034
< 40%	1,700	4,771	3,000	3,837	6,855	41,356	61,519
Total	$1,700	$11,732	$7,107	$14,546	$12,880	$58,060	$106,025

	December 31, 2021
Loan-to-Value Ratio	2021	2020	2019	2018	2017	Prior	Total
	(in thousands)
> 100%	$—	$—	$—	$—	$—	$—	$—
80% - 100%	—	—	—	—	—	—	—
60% - 80%	1,779	4,151	1,436	7,581	2,960	4,962	22,869
40% - 60%	5,429	3,000	10,788	—	7,614	7,833	34,664
< 40%	4,996	—	2,345	5,798	10,532	35,236	58,907
Total	$12,204	$7,151	$14,569	$13,379	$21,106	$48,031	$116,440
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type.
In addition, ACC reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
	(in thousands)
East North Central	$9,550	$11,166	9%	10%
East South Central	2,592	2,939	3	3
Middle Atlantic	15,115	15,581	14	13
Mountain	7,338	7,567	7	6
New England	6,655	6,766	6	6
Pacific	36,862	37,881	35	32
South Atlantic	14,622	19,574	14	17
West North Central	4,605	5,893	4	5
West South Central	8,686	9,073	8	8
	106,025	116,440	100%	100%
Less: allowance for credit losses	457	493
Total	$105,568	$115,947

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
	(in thousands)
Apartments	$33,382	$32,457	32%	28%
Industrial	24,616	25,738	23	22
Mixed use	10,922	10,938	10	10
Office	16,015	16,470	15	14
Retail	18,538	28,026	18	24
Hotel	—	114	—	—
Other	2,552	2,697	2	2
	106,025	116,440	100%	100%
Less: allowance for credit losses	457	493
Total	$105,568	$115,947
Syndicated Loans
The recorded investment in syndicated loans as of June 30, 2022 and December 31, 2021 was $107.5 million and $106.6 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. There were no syndicated loans past due as of both June 30, 2022 and December 31, 2021. ACC assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	June 30, 2022
Internal Risk Rating	2022	2021	2020	2019	2018	Prior	Total
	(in thousands)
Risk 5	$1,143	$—	$—	$—	$338	$—	$1,481
Risk 4	—	—	—	1,162	—	2,405	3,567
Risk 3	—	3,099	717	3,907	3,892	10,353	21,968
Risk 2	2,964	7,586	5,462	7,771	5,875	19,968	49,626
Risk 1	—	2,985	1,585	3,486	7,359	15,407	30,822
Total	$4,107	$13,670	$7,764	$16,326	$17,464	$48,133	$107,464

	December 31, 2021
Internal Risk Rating	2021	2020	2019	2018	2017	Prior	Total
	(in thousands)
Risk 5	$—	$—	$1,149	$340	$—	$—	$1,489
Risk 4	—	—	—	—	959	2,491	3,450
Risk 3	—	—	4,202	4,806	4,777	4,700	18,485
Risk 2	3,688	4,606	7,215	9,109	11,048	8,000	43,666
Risk 1	4,432	2,755	3,320	7,807	12,429	8,813	39,556
Total	$8,120	$7,361	$15,886	$22,062	$29,213	$24,004	$106,646
Certificate Loans
Certificate loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to certificate loans, ACC does not record an allowance for credit losses.
Troubled Debt Restructurings
There were no loans accounted for as a troubled debt restructuring by ACC during the three and six months ended June 30, 2022 and 2021. There are no commitments to lend additional funds to borrowers whose loans have been restructured.

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
Level 3    Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$411,962	$—	$411,962
Available-for-Sale securities:
Corporate debt securities	—	307,415	3	307,418
Residential mortgage backed securities	—	1,708,184	—	1,708,184
Commercial mortgage backed securities	—	1,130,163	—	1,130,163
Asset backed securities	—	601,260	4,891	606,151
State and municipal obligations	—	11,698	—	11,698
U.S. government and agency obligations	1,149,558	—	—	1,149,558
Total Available-for-Sale securities	1,149,558	3,758,720	4,894	4,913,172
Equity derivative contracts	—	5,527	—	5,527
Total assets at fair value	$1,149,558	$4,176,209	$4,894	$5,330,661

Liabilities
Stock market certificate embedded derivatives	$—	$1,480	$—	$1,480
Equity derivative contracts	14	4,805	—	4,819
Total liabilities at fair value	$14	$6,285	$—	$6,299

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$672,275	$—	$672,275
Available-for-Sale securities:
Corporate debt securities	—	46,046	6,004	52,050
Residential mortgage backed securities	—	1,693,548	—	1,693,548
Commercial mortgage backed securities	—	1,165,929	—	1,165,929
Asset backed securities	—	500,369	4,891	505,260
State and municipal obligations	—	12,044	—	12,044
U.S. government and agency obligations	1,299,980	—	—	1,299,980
Total Available-for-Sale securities	1,299,980	3,417,936	10,895	4,728,811
Equity derivative contracts	—	44,135	—	44,135
Total assets at fair value	$1,299,980	$4,134,346	$10,895	$5,445,221

Liabilities
Stock market certificate embedded derivatives	$—	$3,853	$—	$3,853
Equity derivative contracts	3	41,467	—	41,470
Total liabilities at fair value	$3	$45,320	$—	$45,323
The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance at April 1, 2022	$3	$4,891	$4,894
Total gains (losses) included in:
Net income	—	5	5	(1)
Other comprehensive income (loss)	—	(5)	(5)
Settlements	—	—	—
Balance at June 30, 2022	$3	$4,891	$4,894

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2022	$—	$5	$5	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2022	$—	$(5)	$(5)

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance at April 1, 2021	$6,050	$4,891	$10,941
Total gains (losses) included in:
Net income	—	5	5	(1)
Other comprehensive income (loss)	(12)	(5)	(17)
Transfers out of Level 3	(3)	—	(3)
Balance at June 30, 2021	$6,035	$4,891	$10,926

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2021	$—	$5	$5	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2021	$(12)	$(5)	$(17)

	Available-for-Sale Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance at January 1, 2022	$6,004	$4,891	$10,895
Total gains (losses) included in:
Net income	—	22	22	(1)
Other comprehensive income (loss)	(1)	(22)	(23)
Settlements	(6,000)	—	(6,000)
Balance at June 30, 2022	$3	$4,891	$4,894

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2022	$—	$22	$22	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2022	$—	$(22)	$(22)

	Available-for-Sale Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance at January 1, 2021	$6,057	$4,891	$10,948
Total gains (losses) included in:
Net income	—	5	5	(1)
Other comprehensive income (loss)	(19)	(5)	(24)
Transfers out of Level 3	(3)	—	(3)
Balance at June 30, 2021	$6,035	$4,891	$10,926

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2021	$—	$5	$5	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2021	$(19)	$(5)	$(24)
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
Level 1 securities include U.S. Treasuries.
Level 2 securities include corporate bonds, residential mortgage backed securities, commercial mortgage backed securities, asset backed securities and state and municipal obligations. The fair value of these Level 2 securities is based on a market approach with prices obtained from third-party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes.
Level 3 securities include certain corporate bonds, non-agency residential mortgage backed securities, asset backed securities and commercial mortgage backed securities with fair value typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to ACC. ACC’s privately placed corporate bonds are typically based on a single non-binding broker quote.
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Derivatives
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of June 30, 2022 and December 31, 2021. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
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
Derivatives
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of June 30, 2022 and December 31, 2021. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
During the reporting periods, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	June 30, 2022
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$106,392	$—	$98,535	$2,571	$101,106
Commercial mortgage loans	105,568	—	—	101,237	101,237
Certificate loans	90	—	90	—	90
Financial Liabilities
Certificate reserves	$5,282,594	$—	$—	$5,249,373	$5,249,373

	December 31, 2021
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$105,622	$—	$99,691	$4,703	$104,394
Commercial mortgage loans	115,947	—	—	119,101	119,101
Certificate loans	83	—	83	—	83
Financial Liabilities
Certificate reserves	$5,296,636	$—	$—	$5,289,947	$5,289,947
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	June 30, 2022
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$5,527	$—	$5,527	$(4,805)	$(691)	$31
Total	$5,527	$—	$5,527	$(4,805)	$(691)	$31

	December 31, 2021
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$44,135	$—	$44,135	$(41,467)	$(2,635)	$33
Total	$44,135	$—	$44,135	$(41,467)	$(2,635)	$33
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	June 30, 2022
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$4,805	$—	$4,805	$(4,805)	$—	$—
Exchange-traded	14	—	14	—	—	14
Total	$4,819	$—	$4,819	$(4,805)	$—	$14

	December 31, 2021
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$41,467	$—	$41,467	$(41,467)	$—	$—
Exchange-traded	3	—	3	—	—	3
Total	$41,470	$—	$41,470	$(41,467)	$—	$3
(1) Represents the amount of liabilities that could be offset by assets with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
In the tables above, the amount of assets or liabilities presented are offset first by financial instruments that have the right of offset under master netting or similar arrangements, then any remaining amount is reduced by the amount of cash and securities collateral. The actual collateral may be greater than amounts presented in the tables.
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
Freestanding derivative instruments are reflected in Derivative assets and Derivative liabilities. Cash collateral accepted by ACC is reflected in Other liabilities. See Note 7 for additional disclosures related to ACC’s derivative instruments.
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
ACC uses derivatives as economic hedges of equity risk related to Stock Market Certificates (“SMC”). ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	June 30, 2022			December 31, 2021
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Equity contracts (1)	$310,075	$5,527	$4,819	$400,458	$44,135	$41,470
Embedded derivatives
Stock market certificates (2)	N/A	—	1,480	N/A	—	3,853
Total derivatives	$310,075	$5,527	$6,299	$400,458	$44,135	$45,323
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
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
		(in thousands)
Equity contracts
Stock market certificates	Net provision for certificate reserves	$(413)	$435	$(455)	$1,051
Stock market certificates embedded derivatives	Net provision for certificate reserves	416	(410)	423	(877)
Total		$3	$25	$(32)	$174
Ameriprise SMC offer a return based upon the relative change in a major stock market index between the beginning and end of the certificate’s term. The SMC product contains an embedded derivative. The equity based return of the certificate must be separated from the host contract and accounted for as a derivative instrument. As a result of fluctuations in equity markets and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by ACC related to the SMC product will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates, ACC purchases and writes call options on the S&P 500® Index. ACC views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels. ACC also purchases futures on the S&P 500® Index to economically hedge its obligations. The futures are marked-to-market daily and exchange traded, exposing ACC to minimal counterparty risk.

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
ACC may in the normal course of business be a party to legal, regulatory or arbitration proceedings concerning matters arising in connection with the conduct of its business activities. The outcome of any such proceeding cannot be predicted with any certainty. ACC believes that it is not a party to, nor are any of its properties the subject of, any pending legal, regulatory or arbitration proceedings that are reasonably likely to have a material adverse effect on ACC’s results of operations, financial condition or liquidity. Notwithstanding the foregoing, it is possible that the outcome of any such legal, arbitration or regulatory proceedings could have a material impact on ACC’s results of operations, financial condition or liquidity in any particular reporting period as the proceedings are resolved.
9.  Shareholder’s Equity
During the three and six months ended June 30, 2022 and 2021, ACC did not receive any cash contributions from Ameriprise Financial.
During the three and six months ended June 30, 2022, ACC paid dividends to Ameriprise Financial of $7.0 million and $11.3 million, respectively. During the three and six months ended June 30, 2021, ACC paid dividends to Ameriprise Financial of $33.0 million and $60.0 million, respectively. During the three and six months ended June 30, 2022, ACC returned contributed capital to Ameriprise Financial of nil and $7.0 million, respectively. The payment to Ameriprise Financial was recognized as a reduction of additional paid-in capital as it was in excess of the amount of unappropriated retained earnings available to be paid as a dividend. ACC continued to maintain compliance with the capital requirements of the SEC and the Minnesota Department of Commerce during the three and six months ended June 30, 2022.
10.  Income Taxes
ACC’s effective tax rate was 25.0% and 24.7% for the three months ended June 30, 2022 and 2021, respectively. ACC’s effective tax rate was 24.9% for both the six months ended June 30, 2022 and 2021. The effective tax rates for the three and six months ended June 30, 2022 and 2021 are higher than the statutory rate primarily as a result of state income taxes, net of federal benefit.
ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of ACC’s tax position, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of both June 30, 2022 and December 31, 2021.
As of June 30, 2022 and December 31, 2021, ACC had $4.0 million and $3.8 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $3.2 million and $3.0 million, net of federal tax benefits, of unrecognized tax benefits as of June 30, 2022 and December 31, 2021, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. ACC estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $5 thousand in the next 12 months primarily due to state exams.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized a net increase of $44 thousand and $83 thousand in interest and penalties for the three and six months ended June 30, 2022, respectively. ACC recognized a net increase of $39 thousand and $79 thousand in interest and penalties for the three and six months ended June 30, 2021, respectively. As of June 30, 2022 and December 31, 2021, ACC had a payable of $698 thousand and $615 thousand, respectively, related to accrued interest and penalties.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
ACC files income tax returns as part of its inclusion in the consolidated federal income tax return of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. The federal statute of limitations are closed on years through 2015, except for one issue for 2014 and 2015 which was claimed on amended returns. The Internal Revenue Service (“IRS”) is currently auditing Ameriprise Financial’s U.S. income tax returns for 2016 through 2020. Ameriprise Financial’s or its subsidiaries’, including ACC’s, state income tax returns are currently under examination by various jurisdictions for years ranging from 2015 through 2020.

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
Management’s narrative analysis of the results of operations is presented in lieu of management’s discussion and analysis of results of operations and financial condition, pursuant to General Instructions H(2)(a) of Form 10-Q.
Current Macroeconomic Environment
ACC operates its business in the broader context of the macroeconomic forces around it, including the global and U.S. economies, the coronavirus disease 2019 (“COVID-19”) pandemic, changes in interest and inflation rates, financial market volatility, fluctuations in foreign exchange rates, geopolitical strain, the competitive environment, client and customer activities and preferences, and the various regulatory and legislative developments. Financial markets and macroeconomic conditions have had and will continue to have a significant impact on ACC’s operating and performance results. ACC’s success may be affected by the factors discussed in Item 1A, “Risk Factors” in ACC’s 2021 10-K and other factors as discussed herein.
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
Results of Operations for the Six Months Ended June 30, 2022 and 2021
ACC’s net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income trends occur largely due to changes in returns on ACC’s investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles (“GAAP”).
Net income decreased $0.2 million, or 1%, for the six months ended June 30, 2022 compared to the prior year period primarily due to lower investment income and higher net realized gains in the prior year period. This decline was partially offset by lower net provision for certificate reserves and lower investment expenses.
Investment income decreased $3.6 million, or 9%, for the six months ended June 30, 2022 compared to the prior year period reflecting lower average investment balances, partially offset by an increase in the average invested asset yield.
Investment expenses decreased $2.5 million, or 17%, for the six months ended June 30, 2022 compared to the prior year period primarily due to volume-driven decreases in investment advisory, transfer agent, and distribution fees.
Net provision for certificate reserves decreased $2.8 million, or 46%, for the six months ended June 30, 2022 compared to the prior year period primarily due to lower average client crediting rates as well as lower average certificate balances.
ACC’s effective tax rate was 24.9% for the six months ended June 30, 2022 compared to 24.9% for the prior year period.

AMERIPRISE CERTIFICATE COMPANY
Fair Value Measurements
ACC reports certain assets and liabilities at fair value; specifically, derivatives, embedded derivatives, and most investments and cash equivalents. Fair value assumes the exchange of assets or liabilities occurs in orderly transactions and is not the result of a forced liquidation or distressed sale. ACC includes actual market prices, or observable inputs, in its fair value measurements to the extent available. Broker quotes are obtained when quotes from pricing services are not available. ACC validates prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors. See Note 5 to the Consolidated Financial Statements for additional information regarding ACC’s fair value measurements.
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
ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2022.
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

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date:	August 1, 2022	By:	/s/ Abu M. Arif
Abu M. Arif
Chief Executive Officer

Date:	August 1, 2022	By:	/s/ James R. Hill
James R. Hill
Chief Financial Officer