Form 10-Q
period 2022-09-30
AMERIPRISE CERTIFICATE CO
filed 2022-11-02
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	811-00002

AMERIPRISE CERTIFICATE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	41-6009975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $10 per share)	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at November 2, 2022
Common Stock (par value $10 per share)	150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY
FORM 10-Q

AMERIPRISE CERTIFICATE COMPANY
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Investment income	$41,647	$15,934	$77,072	$54,942
Investment expenses	6,957	6,727	19,341	21,637
Net investment income before provision for certificate reserves and income taxes	34,690	9,207	57,731	33,305
Net provision for certificate reserves	8,818	1,873	12,202	8,100
Net investment income before income taxes	25,872	7,334	45,529	25,205
Income tax expense	6,434	1,735	11,329	6,265
Net investment income, after-tax	19,438	5,599	34,200	18,940

Net realized gain (loss) on investments before income taxes	85	684	42	2,712
Income tax expense (benefit)	18	144	9	570
Net realized gain (loss) on investments, after-tax	67	540	33	2,142
Net income	$19,505	$6,139	$34,233	$21,082
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net income	$19,505	$6,139	$34,233	$21,082
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period	(41,387)	(5,046)	(121,911)	(7,417)
Reclassification of net (gains) losses on securities included in net income	(9)	(240)	(15)	(824)
Total other comprehensive income (loss), net of tax	(41,396)	(5,286)	(121,926)	(8,241)
Total comprehensive income (loss)	$(21,891)	$853	$(87,693)	$12,841
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2022	December 31, 2021
	(in thousands, except share data)
Assets
Qualified Assets
Cash and cash equivalents	$773,523	$689,792
Investments in unaffiliated issuers (allowance for credit losses: 2022, $1,465; 2021, $1,518)	5,656,265	4,950,463
Receivables	17,223	10,482
Derivative assets	5,092	44,135
Total qualified assets	6,452,103	5,694,872
Deferred taxes, net	33,569	—
Taxes receivable from parent	—	50
Due from related party	—	23
Total assets	$6,485,672	$5,694,945

Liabilities and Shareholder’s Equity
Liabilities
Certificate reserves	$6,201,564	$5,300,489
Due to related party	2,119	1,958
Taxes payable to parent	4,524	373
Payables to brokers, dealers and clearing organizations	14,210	7,862
Derivative liabilities	4,095	41,470
Deferred taxes, net	—	4,557
Accrued expenses and other liabilities	12,123	18,206
Total liabilities	6,238,635	5,374,915

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	328,667	302,709
Retained earnings	23,060	85
Accumulated other comprehensive income (loss), net of tax	(106,190)	15,736
Total shareholder’s equity	247,037	320,030
Total liabilities and shareholder’s equity	$6,485,672	$5,694,945
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
				Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Un-appropriated
	(in thousands, except share data)
Balance at July 1, 2022	150,000	$1,500	$295,667	$370	$15	$3,170	$(64,794)	$235,928
Net income	—	—	—	—	—	19,505	—	19,505
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(41,396)	(41,396)
Transfer to appropriated from unappropriated	—	—	—	3,039	—	(3,039)	—	—
Receipt of capital from parent	—	—	33,000	—	—	—	—	33,000
Balance at September 30, 2022	150,000	$1,500	$328,667	$3,409	$15	$19,636	$(106,190)	$247,037

Balance at July 1, 2021	150,000	$1,500	$341,700	$7	$15	$(231)	$29,741	$372,732
Net income	—	—	—	—	—	6,139	—	6,139
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(5,286)	(5,286)
Transfer to unappropriated from appropriated	—	—	—	(4)	—	4	—	—
Return of capital to parent	—	—	(35,000)	—	—	—	—	(35,000)
Balance at September 30, 2021	150,000	$1,500	$306,700	$3	$15	$5,912	$24,455	$338,585

Balance at January 1, 2022	150,000	$1,500	$302,709	$—	$15	$70	$15,736	$320,030
Net income	—	—	—	—	—	34,233	—	34,233
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(121,926)	(121,926)
Transfer to appropriated from unappropriated	—	—	—	3,409	—	(3,409)	—	—
Dividend to parent	—	—	—	—	—	(11,258)	—	(11,258)
Return of capital to parent	—	—	(7,042)	—	—	—	—	(7,042)
Receipt of capital from parent	—	—	33,000	—	—	—	—	33,000
Balance at September 30, 2022	150,000	$1,500	$328,667	$3,409	$15	$19,636	$(106,190)	$247,037

Balance at January 1, 2021	150,000	$1,500	$341,700	$21	$15	$44,812	$32,696	$420,744
Net income	—	—	—	—	—	21,082	—	21,082
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(8,241)	(8,241)
Transfer to unappropriated from appropriated	—	—	—	(18)	—	18	—	—
Dividend to parent	—	—	—	—	—	(60,000)	—	(60,000)
Return of capital to parent	—	—	(35,000)	—	—	—	—	(35,000)
Balance at September 30, 2021	150,000	$1,500	$306,700	$3	$15	$5,912	$24,455	$338,585
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cash Flows from Operating Activities
Net income	$34,233	$21,082
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, accretion of discounts, net	(6,356)	1,679
Net realized (gain) loss on Available-for-Sale securities	(19)	(1,043)
Other net realized (gain) loss	30	167
Provision for credit losses	(53)	(1,836)
Changes in operating assets and liabilities:
Dividends and interest receivable	(6,135)	4,237
Certificate reserves, net	(377)	(2,451)
Deferred taxes, net	369	1,499
Taxes payable to/receivable from parent, net	4,201	(147)
Derivatives, net of collateral	(222)	170
Other liabilities	(4,193)	1,352
Other receivables	330	213
Other, net	(35)	1,185
Net cash provided by (used in) operating activities	21,773	26,107

Cash Flows from Investing Activities
Available-for-Sale securities:
Maturities, redemptions, calls and other	2,704,743	3,779,669
Purchases	(3,577,566)	(2,349,557)
Syndicated loans and commercial mortgage loans:
Sales, maturities and repayments	38,858	61,835
Purchases and fundings	(20,233)	(19,037)
Equity securities:
Sales	—	48
Purchases	—	(48)
Certificate loans, net	4	73
Net cash provided by (used in) investing activities	(854,194)	1,472,983

Cash Flows from Financing Activities
Payments from certificate holders and other additions	3,843,511	2,004,197
Certificate maturities and cash surrenders	(2,942,059)	(3,320,292)
Capital contribution from parent	33,000	—
Dividend to parent	(11,258)	(60,000)
Return of capital to parent	(7,042)	(35,000)
Net cash provided by (used in) financing activities	916,152	(1,411,095)

Net increase (decrease) in cash and cash equivalents	83,731	87,995
Cash and cash equivalents at beginning of period	689,792	562,652
Cash and cash equivalents at end of period	$773,523	$650,647

Supplemental disclosures including non-cash transactions:
Cash paid (received) for income taxes	$5,987	$5,220
Cash paid for interest	12,194	12,203
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
3.  Investments
Investments in unaffiliated issuers were as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
Available-for-Sale securities: Fixed maturities, at fair value (allowance for credit losses: 2022 and 2021, nil; amortized cost: 2022, $5,594,652; 2021, $4,710,303)	$5,452,738	$4,728,811
Commercial mortgage loans and syndicated loans, at cost (allowance for credit losses: 2022, $1,465; 2021, $1,518; fair value: 2022, $192,257; 2021, $223,495)	203,448	221,569
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	79	83
Total	$5,656,265	$4,950,463

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Available-for-Sale securities distributed by type were as follows:

Description of Securities	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt securities	$460,390	$3	$(8,312)	$452,081
Residential mortgage backed securities	1,982,326	3,132	(99,982)	1,885,476
Commercial mortgage backed securities	1,229,209	260	(22,690)	1,206,779
Asset backed securities	755,470	735	(13,340)	742,865
State and municipal obligations	9,451	—	(355)	9,096
U.S. government and agency obligations	1,157,806	36	(1,401)	1,156,441
Total	$5,594,652	$4,166	$(146,080)	$5,452,738

Description of Securities	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt securities	$51,201	$849	$—	$52,050
Residential mortgage backed securities	1,680,371	15,708	(2,531)	1,693,548
Commercial mortgage backed securities	1,164,516	2,449	(1,036)	1,165,929
Asset backed securities	502,328	3,265	(333)	505,260
State and municipal obligations	11,954	94	(4)	12,044
U.S. government and agency obligations	1,299,933	64	(17)	1,299,980
Total	$4,710,303	$22,429	$(3,921)	$4,728,811
As of September 30, 2022 and December 31, 2021, accrued interest of $12.6 million and $4.2 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Receivables.
As of September 30, 2022 and December 31, 2021, investment securities with a fair value of $144 thousand and $66 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.
As of September 30, 2022 and December 31, 2021, fixed maturity securities comprised approximately 85% and 84%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. As of September 30, 2022 and December 31, 2021, $8.7 million and nil, respectively, worth of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC.
A summary of fixed maturity securities by rating was as follows:

Ratings	September 30, 2022			December 31, 2021
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$4,974,153	$4,843,183	89%	$4,556,729	$4,570,394	97%
AA	86,507	83,320	2	54,137	55,093	1
A	116,262	114,791	2	72,913	75,140	2
BBB	412,159	406,197	7	20,442	22,061	—
Below investment grade	5,571	5,247	—	6,082	6,123	—
Total fixed maturities	$5,594,652	$5,452,738	100%	$4,710,303	$4,728,811	100%
As of September 30, 2022 and December 31, 2021, approximately 33% and 30%, respectively, of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. As of September 30, 2022, ACC had 30 issuers with holdings totaling $995.2 million that individually were between 10% and 17% of total shareholder’s equity. As of December 31, 2021, ACC had 11 issuers with holdings totaling $427.2 million that individually were between 10% and 12% of total shareholder’s equity. There were no other holdings of any other issuer greater than 10% of total shareholder’s equity as of September 30, 2022 and December 31, 2021.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	September 30, 2022
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Corporate debt securities	40	$452,077	$(8,312)	—	$—	$—	40	$452,077	$(8,312)
Residential mortgage backed securities	225	1,692,441	(86,201)	55	148,999	(13,781)	280	1,841,440	(99,982)
Commercial mortgage backed securities	62	997,028	(19,175)	9	124,343	(3,515)	71	1,121,371	(22,690)
Asset backed securities	37	649,702	(11,198)	4	70,906	(2,142)	41	720,608	(13,340)
State and municipal obligations	8	9,096	(355)	—	—	—	8	9,096	(355)
U.S. government and agency obligations	24	1,091,669	(1,401)	—	—	—	24	1,091,669	(1,401)
Total	396	$4,892,013	$(126,642)	68	$344,248	$(19,438)	464	$5,236,261	$(146,080)

Description of Securities	December 31, 2021
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	43	$295,433	$(1,733)	48	$114,067	$(798)	91	$409,500	$(2,531)
Commercial mortgage backed securities	25	538,380	(842)	3	55,352	(194)	28	593,732	(1,036)
Asset backed securities	5	117,631	(119)	5	92,986	(214)	10	210,617	(333)
State and municipal obligations	1	996	(4)	—	—	—	1	996	(4)
U.S. government and agency obligations	9	469,836	(17)	—	—	—	9	469,836	(17)
Total	83	$1,422,276	$(2,715)	56	$262,405	$(1,206)	139	$1,684,681	$(3,921)
As part of ACC’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the nine months ended September 30, 2022 is primarily attributable to the impact of higher interest rates and wider credit spreads driven by continued market volatility, with no specific credit concerns. ACC did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. ACC does not intend to sell these securities and does not believe that it is more likely than not that ACC will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of both September 30, 2022 and December 31, 2021, approximately 97% of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
There were no amounts recognized in the allowance for credit losses on Available-for-Sale securities during the three and nine months ended September 30, 2022 and 2021.
The change in net unrealized gains (losses) on securities in other comprehensive income (loss) (“OCI”) includes two components, net of tax: (i) unrealized gains (losses) that arose from changes in the fair value of securities that were held during the period and (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities and due to the reclassification of noncredit impairments to credit losses.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables present a rollforward of the net unrealized gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss) (“AOCI”):

	Net Unrealized Gains (Losses) on Securities	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Gains (Losses) on Securities
	(in thousands)
Balance at July 1, 2022	$(87,448)	$22,654	$(64,794)
Net unrealized gains (losses) on securities arising during the period (1)	(54,454)	13,067	(41,387)
Reclassification of net (gains) losses on securities included in net income (2)	(12)	3	(9)
Balance at September 30, 2022	$(141,914)	$35,724	$(106,190)

Balance at July 1, 2021	$36,923	$(7,182)	$29,741
Net unrealized gains (losses) on securities arising during the period (1)	(6,650)	1,604	(5,046)
Reclassification of net (gains) losses on securities included in net income (2)	(304)	64	(240)
Balance at September 30, 2021	$29,969	$(5,514)	$24,455

Balance at January 1, 2022	$18,509	$(2,773)	$15,736
Net unrealized gains (losses) on securities arising during the period (1)	(160,404)	38,493	(121,911)
Reclassification of net (gains) losses on securities included in net income (2)	(19)	4	(15)
Balance at September 30, 2022	$(141,914)	$35,724	$(106,190)

Balance at January 1, 2021	$40,810	$(8,114)	$32,696
Net unrealized gains (losses) on securities arising during the period (1)	(9,798)	2,381	(7,417)
Reclassification of net (gains) losses on securities included in net income (2)	(1,043)	219	(824)
Balance at September 30, 2021	$29,969	$(5,514)	$24,455
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
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net realized gain (loss) on investments before income taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Gross realized gains	$12	$304	$19	$1,082
Gross realized losses	—	—	—	(39)
Total	$12	$304	$19	$1,043
Available-for-Sale securities by contractual maturity as of September 30, 2022 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$1,207,724	$1,205,771
Due after one year through five years	419,716	411,634
Due after five years through 10 years	207	213
	1,627,647	1,617,618
Residential mortgage backed securities	1,982,326	1,885,476
Commercial mortgage backed securities	1,229,209	1,206,779
Asset backed securities	755,470	742,865
Total	$5,594,652	$5,452,738

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
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses:

Commercial Loans
(in thousands)
Balance at January 1, 2022	$1,518
Provisions	(53)
Balance at September 30, 2022	$1,465

Commercial Loans
(in thousands)
Balance at January 1, 2021	$3,190
Provisions	(1,836)
Balance at September 30, 2021	$1,354
As of September 30, 2022 and December 31, 2021, accrued interest on commercial loans of $1.0 million and $911 thousand, respectively, is recorded in Receivables and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended September 30, 2022 and 2021, ACC purchased $122 thousand and nil, respectively, of syndicated loans and sold $169 thousand and $10.6 million, respectively, of syndicated loans. During the nine months ended September 30, 2022 and 2021, ACC purchased $15.2 million and $11.2 million, respectively, of syndicated loans and sold $861 thousand and $13.9 million, respectively, of syndicated loans.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $337 thousand and $1.1 million as of September 30, 2022 and December 31, 2021, respectively. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. There were no commercial mortgage loans which management has assigned its highest risk rating as of both September 30, 2022 and December 31, 2021. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both September 30, 2022 and December 31, 2021.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	September 30, 2022
Loan-to-Value Ratio	2022	2021	2020	2019	2018	Prior	Total
	(in thousands)
> 100%	$—	$—	$—	$—	$3,228	$—	$3,228
80% - 100%	—	—	—	—	—	—	—
60% - 80%	—	1,740	—	—	—	3,443	5,183
40% - 60%	—	5,086	4,084	10,670	2,676	13,147	35,663
< 40%	1,664	4,658	3,000	3,741	6,723	39,951	59,737
Total	$1,664	$11,484	$7,084	$14,411	$12,627	$56,541	$103,811

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2021
Loan-to-Value Ratio	2021	2020	2019	2018	2017	Prior	Total
	(in thousands)
> 100%	$—	$—	$—	$—	$—	$—	$—
80% - 100%	—	—	—	—	—	—	—
60% - 80%	1,779	4,151	1,436	7,581	2,960	4,962	22,869
40% - 60%	5,429	3,000	10,788	—	7,614	7,833	34,664
< 40%	4,996	—	2,345	5,798	10,532	35,236	58,907
Total	$12,204	$7,151	$14,569	$13,379	$21,106	$48,031	$116,440
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type.
In addition, ACC reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
	(in thousands)
East North Central	$9,334	$11,166	9%	10%
East South Central	2,416	2,939	2	3
Middle Atlantic	14,878	15,581	14	13
Mountain	9,270	7,567	9	6
New England	6,599	6,766	7	6
Pacific	36,279	37,881	35	32
South Atlantic	12,134	19,574	12	17
West North Central	4,411	5,893	4	5
West South Central	8,490	9,073	8	8
	103,811	116,440	100%	100%
Less: allowance for credit losses	453	493
Total	$103,358	$115,947
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
	(in thousands)
Apartments	$30,498	$32,457	30%	28%
Industrial	26,176	25,738	25	22
Mixed use	10,791	10,938	10	10
Office	15,785	16,470	15	14
Retail	18,068	28,026	18	24
Hotel	—	114	—	—
Other	2,493	2,697	2	2
	103,811	116,440	100%	100%
Less: allowance for credit losses	453	493
Total	$103,358	$115,947
Syndicated Loans
The recorded investment in syndicated loans as of September 30, 2022 and December 31, 2021 was $101.1 million and $106.6 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. There were no syndicated loans past due as of both September 30, 2022 and December 31, 2021. ACC assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	September 30, 2022
Internal Risk Rating	2022	2021	2020	2019	2018	Prior	Total
	(in thousands)
Risk 5	$1,137	$—	$—	$—	$337	$—	$1,474
Risk 4	—	—	—	1,143	—	1,791	2,934
Risk 3	—	3,081	718	3,900	3,856	8,471	20,026
Risk 2	2,950	7,554	5,439	7,174	4,746	19,608	47,471
Risk 1	—	2,967	1,582	3,474	7,349	13,825	29,197
Total	$4,087	$13,602	$7,739	$15,691	$16,288	$43,695	$101,102

	December 31, 2021
Internal Risk Rating	2021	2020	2019	2018	2017	Prior	Total
	(in thousands)
Risk 5	$—	$—	$1,149	$340	$—	$—	$1,489
Risk 4	—	—	—	—	959	2,491	3,450
Risk 3	—	—	4,202	4,806	4,777	4,700	18,485
Risk 2	3,688	4,606	7,215	9,109	11,048	8,000	43,666
Risk 1	4,432	2,755	3,320	7,807	12,429	8,813	39,556
Total	$8,120	$7,361	$15,886	$22,062	$29,213	$24,004	$106,646
Certificate Loans
Certificate loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to certificate loans, ACC does not record an allowance for credit losses.
Troubled Debt Restructurings
There were no loans accounted for as a troubled debt restructuring by ACC during the three and nine months ended September 30, 2022 and 2021. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$730,934	$—	$730,934
Available-for-Sale securities:
Corporate debt securities	—	442,448	9,633	452,081
Residential mortgage backed securities	—	1,786,024	99,452	1,885,476
Commercial mortgage backed securities	—	1,206,779	—	1,206,779
Asset backed securities	—	720,547	22,318	742,865
State and municipal obligations	—	9,096	—	9,096
U.S. government and agency obligations	1,156,441	—	—	1,156,441
Total Available-for-Sale securities	1,156,441	4,164,894	131,403	5,452,738
Equity derivative contracts	—	5,092	—	5,092
Total assets at fair value	$1,156,441	$4,900,920	$131,403	$6,188,764

Liabilities
Stock market certificate embedded derivatives	$—	$1,823	$—	$1,823
Equity derivative contracts	32	4,063	—	4,095
Total liabilities at fair value	$32	$5,886	$—	$5,918

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$672,275	$—	$672,275
Available-for-Sale securities:
Corporate debt securities	—	46,046	6,004	52,050
Residential mortgage backed securities	—	1,693,548	—	1,693,548
Commercial mortgage backed securities	—	1,165,929	—	1,165,929
Asset backed securities	—	500,369	4,891	505,260
State and municipal obligations	—	12,044	—	12,044
U.S. government and agency obligations	1,299,980	—	—	1,299,980
Total Available-for-Sale securities	1,299,980	3,417,936	10,895	4,728,811
Equity derivative contracts	—	44,135	—	44,135
Total assets at fair value	$1,299,980	$4,134,346	$10,895	$5,445,221

Liabilities
Stock market certificate embedded derivatives	$—	$3,853	$—	$3,853
Equity derivative contracts	3	41,467	—	41,470
Total liabilities at fair value	$3	$45,320	$—	$45,323

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in thousands)
Balance at July 1, 2022	$3	$—	$4,891	$4,894
Total gains (losses) included in:
Net income	23	—	(4)	19	(1)
Other comprehensive income (loss)	(211)	(504)	(151)	(866)
Purchases	9,818	99,956	17,582	127,356
Balance at September 30, 2022	$9,633	$99,452	$22,318	$131,403

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2022	$23	$—	$(4)	$19	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2022	$(211)	$(504)	$(151)	$(866)

	Available-for-Sale Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance at July 1, 2021	$6,035	$4,891	$10,926
Total gains (losses) included in:
Net income	—	5	5	(1)
Other comprehensive income (loss)	(17)	(5)	(22)
Transfers into Level 3	3	—	3
Balance at September 30, 2021	$6,021	$4,891	$10,912

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2021	$—	$5	$5	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2021	$(17)	$(5)	$(22)

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in thousands)
Balance at January 1, 2022	$6,004	$—	$4,891	$10,895
Total gains (losses) included in:
Net income	23	—	18	41	(1)
Other comprehensive income (loss)	(212)	(504)	(173)	(889)
Purchases	9,818	99,956	17,582	127,356
Settlements	(6,000)	—	—	(6,000)
Balance at September 30, 2022	$9,633	$99,452	$22,318	$131,403

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2022	$23	$—	$18	$41	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2022	$(211)	$(504)	$(173)	$(888)

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance at January 1, 2021	$6,057	$4,891	$10,948
Total gains (losses) included in:
Net income	—	10	10	(1)
Other comprehensive income (loss)	(36)	(10)	(46)
Transfers into Level 3	3	—	3
Transfers out of Level 3	(3)	—	(3)
Balance at September 30, 2021	$6,021	$4,891	$10,912

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2021	$—	$10	$10	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2021	$(36)	$(10)	$(46)
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets:

	September 30, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$9,630	Discounted cash flow	Yield/spread to U.S. Treasuries	1.2%	1.2%

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$6,001	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9%	0.9%
The weighted average for the yield/spread to U.S. Treasuries for corporate debt securities (private placements) is weighted based on the security’s market value as a percentage of the aggregate market value of the securities.
Level 3 measurements not included in the tables above are obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to ACC.
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
Level 3 securities include certain corporate bonds, non-agency residential mortgage backed securities, commercial mortgage backed securities and asset backed securities with fair value typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to ACC. ACC’s privately placed corporate bonds are typically based on a single non-binding broker quote.
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
Derivatives
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both September 30, 2022 and December 31, 2021. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
Liabilities
Stock Market Certificate Embedded Derivatives
ACC uses Black-Scholes models to determine the fair value of the embedded derivative liability associated with the provisions of its stock market certificates. The inputs to these calculations are primarily market observable and include interest rates, volatilities, and equity index levels. As a result, these measurements are classified as Level 2.
Derivatives
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both September 30, 2022 and December 31, 2021. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
During the reporting periods, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	September 30, 2022
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$100,091	$—	$91,531	$4,231	$95,762
Commercial mortgage loans	103,358	—	—	96,495	96,495
Certificate loans	79	—	79	—	79
Financial Liabilities
Certificate reserves	$6,199,741	$—	$—	$6,151,464	$6,151,464

	December 31, 2021
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$105,622	$—	$99,691	$4,703	$104,394
Commercial mortgage loans	115,947	—	—	119,101	119,101
Certificate loans	83	—	83	—	83
Financial Liabilities
Certificate reserves	$5,296,636	$—	$—	$5,289,947	$5,289,947
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	September 30, 2022
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$5,092	$—	$5,092	$(4,063)	$(827)	$202
Total	$5,092	$—	$5,092	$(4,063)	$(827)	$202

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2021
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$44,135	$—	$44,135	$(41,467)	$(2,635)	$33
Total	$44,135	$—	$44,135	$(41,467)	$(2,635)	$33
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	September 30, 2022
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$4,063	$—	$4,063	$(4,063)	$—	$—
Exchange-traded	32	—	32	—	—	32
Total	$4,095	$—	$4,095	$(4,063)	$—	$32

	December 31, 2021
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$41,467	$—	$41,467	$(41,467)	$—	$—
Exchange-traded	3	—	3	—	—	3
Total	$41,470	$—	$41,470	$(41,467)	$—	$3
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
ACC uses derivatives as economic hedges of equity risk related to Stock Market Certificates (“SMC”). ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	September 30, 2022			December 31, 2021
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Equity contracts (1)	$291,774	$5,092	$4,095	$400,458	$44,135	$41,470
Embedded derivatives
Stock market certificates (2)	N/A	—	1,823	N/A	—	3,853
Total derivatives	$291,774	$5,092	$5,918	$400,458	$44,135	$45,323
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
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
		(in thousands)
Equity contracts
Stock market certificates	Net provision for certificate reserves	$(436)	$35	$(891)	$1,086
Stock market certificates embedded derivatives	Net provision for certificate reserves	274	(22)	697	(899)
Total		$(162)	$13	$(194)	$187
Ameriprise SMC offer a return based upon the relative change in a major stock market index between the beginning and end of the certificate’s term. The SMC product contains an embedded derivative. The equity based return of the certificate must be separated from the host contract and accounted for as a derivative instrument. As a result of fluctuations in equity markets and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by ACC related to the SMC product will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates, ACC purchases and writes call options on the S&P 500® Index. ACC views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels. ACC also purchases futures on the S&P 500® Index to economically hedge its obligations. The futures are marked-to-market daily and exchange-traded, exposing ACC to minimal counterparty risk.
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Notwithstanding the foregoing, it is possible that the outcome of any such legal, arbitration or regulatory proceedings could have a material impact on ACC’s results of operations, financial condition or liquidity in any particular reporting period as the proceedings are resolved.
9.  Shareholder’s Equity
During the three and nine months ended September 30, 2022, ACC received cash contributions from Ameriprise Financial of $33.0 million. ACC received these contributions to maintain compliance with capital requirements and these contributions were outside of the Capital Support Agreement between Ameriprise Financial and ACC. See additional discussion on the Capital Support Agreement in ACC’s 2021 10-K. During the three and nine months ended September 30, 2021, ACC did not receive any cash contributions from Ameriprise Financial.
During the three and nine months ended September 30, 2022, ACC paid dividends to Ameriprise Financial of nil and $11.3 million, respectively. During the three and nine months ended September 30, 2021, ACC paid dividends to Ameriprise Financial of nil and $60.0 million, respectively.
During the three and nine months ended September 30, 2022, ACC returned contributed capital to Ameriprise Financial of nil and $7.0 million, respectively. During the three and nine months ended September 30, 2021, ACC returned contributed capital to Ameriprise Financial of $35.0 million. Each payment to Ameriprise Financial was recognized as a reduction of additional paid-in capital as each payment was in excess of the amount of unappropriated retained earnings available to be paid as a dividend. ACC continued to maintain compliance with the capital requirements of the SEC and the Minnesota Department of Commerce during the three and nine months ended September 30, 2022.
Subsequent to September 30, 2022, ACC received a cash contribution of $45.0 million from Ameriprise Financial to support product inflows during the month of October 2022.
10.  Income Taxes
ACC’s effective tax rate was 24.9% and 23.4% for the three months ended September 30, 2022 and 2021, respectively. ACC’s effective tax rate was 24.9% and 24.5% for the nine months ended September 30, 2022 and 2021, respectively.
The effective tax rate for the three months ended September 30, 2022 is higher than the statutory tax rate primarily as a result of state income taxes, net of federal benefit. The effective tax rate for the three months ended September 30, 2021 is higher than the statutory tax rate primarily as a result of state income taxes, net of federal benefit, and uncertain tax positions. For the nine months ended September 30, 2022 and 2021, the effective tax rates are higher than the statutory tax rate primarily as a result of state income taxes, net of federal benefit.
ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of ACC’s tax position, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of both September 30, 2022 and December 31, 2021.
As of September 30, 2022 and December 31, 2021, ACC had $4.1 million and $3.8 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $3.2 million and $3.0 million, net of federal tax benefits, of unrecognized tax benefits as of September 30, 2022 and December 31, 2021, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. ACC estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $5 thousand in the next 12 months primarily due to state exams.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized a net increase of $46 thousand and $129 thousand in interest and penalties for the three and nine months ended September 30, 2022, respectively. ACC recognized a net decrease of $16 thousand and a net increase of $61 thousand in interest and penalties for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022 and December 31, 2021, ACC had a payable of $744 thousand and $615 thousand, respectively, related to accrued interest and penalties.
ACC files income tax returns as part of its inclusion in the consolidated federal income tax return of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. The federal statute of limitations are closed on years through 2015, except for one issue for 2014 and 2015 which was claimed on amended returns. The Internal Revenue Service (“IRS”) is currently auditing

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
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
Results of Operations for the Nine Months Ended September 30, 2022 and 2021
ACC’s net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income trends occur largely due to changes in returns on ACC’s investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles (“GAAP”).
Net income increased $13.2 million, or 62%, for the nine months ended September 30, 2022 compared to the prior year period primarily due to higher investment income and lower investment expenses. This increase was partially offset by an increased net provision for certificate reserves as well as higher net realized gains in the prior year period.
Investment income increased $22.1 million, or 40%, for the nine months ended September 30, 2022 compared to the prior year period reflecting an increase in the average invested asset yield, partially offset by lower average investment balances.
Investment expenses decreased $2.3 million, or 11%, for the nine months ended September 30, 2022 compared to the prior year period primarily due to volume-driven decreases in investment advisory and transfer agent fees, partially offset by an increase in distribution fees.
Net provision for certificate reserves increased $4.1 million, or 51%, for the nine months ended September 30, 2022 compared to the prior year period primarily due to higher average client crediting rates, partially offset by lower average certificate balances.
ACC’s effective tax rate was 24.9% for the nine months ended September 30, 2022 compared to 24.5% for the prior year period.

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
ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2022.
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

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date:	November 2, 2022	By:	/s/ Abu M. Arif
Abu M. Arif
Chief Executive Officer

Date:	November 2, 2022	By:	/s/ James R. Hill
James R. Hill
Chief Financial Officer