Form 10-K
period 2022-12-31
AMERIPRISE CERTIFICATE CO
filed 2023-02-23
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 30 OF THE INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Class	Outstanding at February 23, 2023
Common Stock (par value $10 per share)	150,000 shares
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
ACC is registered as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”) and is in the business of issuing face-amount investment certificates. Face-amount certificates issued by ACC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by ACC, at its discretion. ACC’s certificates are distributed and sold solely by Ameriprise Financial Services, LLC (“AFS”), an affiliate of ACC and its network of more than 10,000 advisors. AFS is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.
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
Products
As of the date of this report, ACC offered the following four different certificate products to the public:
1.    Ameriprise Cash Reserve Certificate
•Single payment certificate that permits additional payments and on which ACC guarantees interest rates in advance for a three-month term.
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
•Non-Jumbo Deposit National Rates for three-month CDs as published by the Federal Deposit Insurance Corporation (“FDIC”) are used as the guide in setting rates.
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
•As of the date of this report, ACC has set a fixed rate of 4.15% for new sales.
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
Regulation
ACC is required to maintain cash and “qualified assets” meeting the standards of Section 28(b) of the 1940 Act, as modified by an exemptive order of the Securities and Exchange Commission (“SEC”). The amortized cost of such investments must be at least equal to ACC’s net liabilities on all outstanding face-amount certificates plus $250,000. ACC’s qualified assets consist of cash equivalents, residential and commercial mortgage backed securities, asset backed securities, syndicated loans, commercial mortgage loans, U.S. government and government agency obligations, state and municipal obligations, corporate debt securities, equity index options and other securities meeting specified standards. So long as ACC wishes to rely on the SEC order, as a condition to the order, ACC has agreed to maintain an amount of unappropriated retained earnings and capital equal to at least 5% of certificate reserves (less outstanding certificate loans). To the extent that payment of a dividend would decrease the capital ratio below the required 5%, payment of a dividend would be restricted. In determining compliance with this condition, qualified assets are valued in accordance with the provisions of Minnesota Statutes where such provisions are applicable.
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
ACC’s financial condition and results of operations may be materially affected by market fluctuations and by economic and other factors. Such factors, which can be global, regional, national or local in nature, include: (i) the level and volatility of the markets, including equity prices, interest rates, commodity prices, currency values and other market indices and drivers; (ii) geopolitical strain, terrorism and armed conflicts; (iii) political, social, economic and market conditions; (iv) the availability and cost of capital; (v) the ongoing coronavirus disease 2019 (“COVID-19”) pandemic or other global health emergencies; (vi) technological changes and events; (vii) U.S. and foreign government fiscal and tax policies; (viii) U.S. and foreign government ability, real or perceived, to avoid defaulting on government securities; (ix) the availability and cost of credit and hedge markets; (x) the ongoing inflationary environment; (xi) investor sentiment and confidence in the financial markets; and (xii) natural disasters such as weather catastrophes and widespread health emergencies. These factors also may have an impact on ACC’s ability to achieve its strategic objectives.
ACC’s financial condition and results of operations are affected by the “spread,” or the difference between the returns ACC earns on the investments that support its product obligations and the amounts that ACC must pay certificate holders.
Downturns and volatility in markets (including equity, fixed income and other markets) have had, and may in the future have, an adverse effect on the financial condition and results of operations of ACC. Market downturns and volatility may cause, and have caused, potential new purchasers of ACC’s products to refrain from purchasing or to purchase fewer ACC certificate products. Additionally, downturns and volatility in financial markets can have, and have had, an adverse effect on the performance of ACC’s investment portfolio.
Changes in interest rates may affect ACC’s financial condition and results of operations.
ACC’s investment products are sensitive to interest rate fluctuations and ACC’s future costs associated with such variations may differ from its historical costs. As market interest rates increase, ACC may offer higher crediting rates on existing face-amount certificates to remain competitive with other products in the market. Because yields on invested assets may not increase as quickly as current interest rates, ACC may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing certificates. In addition, increases in market interest rates may cause increased certificate surrenders or changes in demands of certificate products as certificate holders seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected outflow of cash from ACC’s business. Also, increases in market interest rates may result in extension of certain cash flows from structured mortgage assets. Certificate withdrawals and surrenders may also require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses. If higher market interest rates lead to inflows into interest sensitive face-amount certificates or other changes in product behavior, ACC’s capital requirements may increase as well. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on ACC’s financial condition and results of operations.
If there is a return to a period of prolonged low interest rates, ACC’s spread may be reduced or could become negative primarily because ACC may adjust the interest rates it credits on most of the products downward only at limited, pre-established intervals. Interest rate fluctuations also could have an adverse effect on the results of ACC’s investment portfolio. During periods of declining market interest rates or stagnancy of low interest rates, the interest ACC receives on variable interest rate investments decreases. In addition, during those periods, ACC is forced to reinvest the cash it receives as interest or return of principal on its investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of certain callable fixed income securities also may decide to prepay their obligations in order to borrow at lower market rates which increase the risk that ACC may have to reinvest the cash proceeds of these securities in lower-yielding or lower-credit instruments. Offsetting some of these risks is the fact that a significant portion of certificate balances do not have a minimum guaranteed interest crediting rate.
For additional information regarding the sensitivity of the fixed income securities in ACC’s investment portfolio to interest rate fluctuations, see Part II, Item 7A of this Annual Report on Form 10-K —“Quantitative and Qualitative Disclosures About Market Risk.”
Business Risks
Intense competition could negatively affect ACC’s ability to maintain or increase its market share and profitability.
ACC’s business operates in an intensely competitive industry segment. ACC competes based on a number of factors including name recognition, service, interest rates, product features and perceived financial strength. ACC’s competitors include broker-dealers, banks, asset managers and other financial institutions. ACC’s business faces competitors that have greater market share, offer a broader range of products, greater investments in technology and analytics or have greater financial resources. Furthermore, ACC’s competitors may be better able to address trends, structural changes, or movement of assets resulting from industry changes in response to the uncertain regulatory environment in the U.S. and around the world.
ACC’s affiliated distributor may be unable to attract and retain key talent.
ACC is dependent on the financial advisors of AFS for all of the sales of its certificate products. A significant number of such financial advisors operate as independent contractors under a franchise agreement with AFS. The market for financial advisors is highly competitive, and there can be no assurance that AFS will be successful in its efforts to maintain its current network of financial advisors or to recruit and retain new advisors to its network. If AFS is unable to attract and retain quality financial advisors, fewer advisors would be available to sell ACC’s certificate products and ACC’s financial condition and results of operations could be materially adversely affected.
The determination of the amount of allowances taken on certain loans and investments is subject to management’s evaluation and judgment and could materially impact ACC’s results of operations or financial position.
The determination of the amount of allowances varies by investment type and is based upon ACC’s periodic evaluation and assessment of inherent and known risks associated with the respective asset class.
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
Some of ACC’s investments are relatively illiquid, and ACC may have difficulty selling these investments.
ACC invests a portion of its assets in privately placed fixed income securities and commercial mortgage loans, which are relatively illiquid. ACC’s investment manager periodically reviews ACC’s private placement investment using adopted standards to categorize the investment as liquid or illiquid. As of December 31, 2022, commercial mortgage loans and private placement fixed income securities that have been categorized as illiquid represented approximately 1% of the carrying value of ACC’s investment portfolio. If ACC requires significant amounts of cash on short notice in excess of its normal cash requirements, ACC may have difficulty selling its investment in a timely manner or be forced to sell them for an amount less than it would otherwise have been able to realize, or both, which could have an adverse effect on ACC’s financial condition and results of operations.
The elimination of LIBOR may adversely affect the interest rates on, and value of, certain derivatives and floating rate securities ACC holds, the activities ACC conducts, and any other assets or liabilities, the value of which is tied to LIBOR.
The elimination of LIBOR and transition to alternative reference rates may have an adverse impact on the value of, return on and trading markets for a broad array of financial products, including any LIBOR-based securities, loans and derivatives that are included in ACC’s financial assets and liabilities. U.S. Dollar LIBOR is anticipated to be phased out by June 30, 2023, and replaced by the Secured Overnight Financing Rate, and all other LIBOR currencies were phased out by December 31, 2021. There will continue to be work required to transition to the new benchmark rates for U.S. Dollar LIBOR. In addition, LIBOR may perform differently during the phase-out period than in the past which could result in lower interest payments and a reduction in the value of certain assets. Accordingly, it is difficult to predict the full impact of the transition away from LIBOR on various derivatives, floating rate securities and other securities ACC holds, the activities ACC conducts and any other assets or liabilities (as well as contractual rights and obligations), the value of which is tied to LIBOR. The value or profitability of these products and instruments, and ACC’s costs of operations, may be adversely affected until new reference rates and fallbacks for both legacy and new products, instruments and contracts are commercially in use.
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
The ability of ACC to market and sell its products is highly dependent upon external perceptions of ACC’s and its affiliates’ level of service, business practices and financial condition. Damage to the reputation of ACC or its affiliates could cause significant harm to the business and prospects of ACC. Reputational damage may arise from numerous sources including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, any perceived or actual weaknesses in ACC’s financial strength or liquidity, clients’ or potential clients’ perceived failure of how ACC addresses certain political, environmental, social or governance topics, technological breakdowns, cybersecurity attacks, or other security breaches (including attempted breaches or inadvertent disclosures) resulting in improper disclosure of client or employee personal information, unethical or improper behavior and the misconduct or error of employees of its affiliates, AFS’s advisors and counterparties. Additionally, a failure to develop new products and services, or successfully manage associated operational risks, could harm ACC’s reputation and potentially expose ACC to additional costs, or negative public relations or social media campaigns. Any negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or litigation. Adverse developments with respect to the financial industry may also, by association, negatively impact ACC’s reputation or result in greater regulatory or legislative scrutiny or litigation against ACC.
Misconduct by employees of ACC’s affiliates may be difficult to detect and deter and may damage ACC’s reputation. Misconduct or errors by employees of ACC’s affiliates, AFS’s advisors or counterparties could result in violations of law, regulatory sanctions and/or serious reputational or financial harm. Misconduct or mistakes can occur in ACC’s business. ACC and its affiliates cannot always deter misconduct of employees of ACC’s affiliates, and the precautions its affiliates take to prevent and detect this activity may not be effective in all cases. Preventing and detecting misconduct among ACC’s affiliates franchisee advisors presents additional challenges and could have an adverse effect on ACC’s business. ACC’s reputation depends on its continued identification of and mitigation against conflicts of interest. ACC has procedures and controls that are designed to identify, address and appropriately disclose perceived conflicts of interest, though ACC’s reputation could be damaged if ACC fails, or appears to fail, to address conflicts of interest appropriately.
ACC may face direct or indirect effects of or responses to climate change.
Climate change may increase the severity and frequency of weather-related catastrophes, or adversely affect ACC’s investment portfolio or investor sentiment. This includes the potential for an increase in the frequency and severity of weather-related disasters and pandemics. In addition, climate change regulation may affect the prospects of companies and other entities whose securities ACC’s holds, or ACC’s willingness to continue to hold their securities. Climate change may also influence investor sentiment with respect to ACC and investments in ACC’s portfolio. ACC cannot predict or estimate the long-term impacts from climate change or related regulation.
ACC’s operational systems and networks are subject to evolving cybersecurity or other technological risks, which could result in the disclosure of confidential information, loss of ACC’s proprietary information, damage to ACC’s reputation, additional costs to ACC, regulatory penalties and other adverse impacts.
The business of ACC and its affiliates is reliant upon internal and third-party technology systems and networks to process, transmit and store information, including clients’, employees’ and advisors’ personal information, as well as proprietary information, and to conduct many business activities and transactions. Maintaining the security and integrity of this information and these systems and networks, and appropriately responding to any cybersecurity and privacy incidents (including attempts), is critical to the success of ACC’s business operations, including ACC’s reputation, to the retention of AFS’s advisors and clients, and to the protection of ACC’s proprietary information and clients’ personal information. To date, ACC has not experienced any material breaches of or interference with its centrally controlled systems and networks. However, ACC and its affiliates routinely face and address such evolving threats and have been able to detect and respond to these incidents to date without a material loss of client financial assets or information through the use of ongoing monitoring and continual improvement of ACC’s security and incident response capabilities.
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
On a corporate basis, various laws and regulations, and in some cases contractual obligations, require ACC’s affiliates to establish and maintain corporate policies and technical and operational measures designed to protect sensitive client, employee, contractor and vendor information, and to respond to cybersecurity incidents. ACC’s affiliates have established policies and implemented such technical and operational measures and have in place policies that require AFS’s service providers and franchisee advisors, each of which control locally their own technology operations, to do the same. The increase in hybrid working among ACC’s and its affiliates’ employees adds complexity to monitoring and processing procedures. Changes in ACC’s business or technological advancements may also require corresponding changes in ACC’s systems, networks and data security and response measures. While accessing ACC and its affiliates products and services, ACC’s customers may use computers and other devices that sit outside of ACC and its affiliates security control environment. In addition, the ever-increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks (including in recent well-publicized security breaches at other companies), both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity threats and report incidents they suffer. As these threats, and government and regulatory oversight of associated risks, continue to evolve, ACC may be required to expend additional resources to enhance or expand upon the technical and operational security and response measures ACC and its affiliates currently maintain.
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
Operating errors and system or network interruptions could delay and disrupt ACC’s operations. Interruptions could be caused by mistake, malfeasance or other operational failures by service provider staff or employee error or malfeasance, interference by third parties, including hackers, ACC’s implementation of new technology, maintenance of existing technology or natural disasters, each of which may impact ACC’s ability to run its systems or encounter varying downtime. Though ACC plans for resiliency in its systems, it could face additional downtime or data loss if its plans do not work as expected. ACC’s financial, accounting, data processing or other operating systems and facilities may fail to operate or report data properly, experience connectivity disruptions or otherwise become disabled as a result of events that are wholly or partially beyond ACC’s control, adversely affecting ACC’s ability to process transactions or provide products and services to clients.
ACC and its affiliates rely on third-party service providers and vendors for certain communications, technology and business functions and other services, and ACC and its affiliates face the risk of their operational failure (including, without limitation, loss of staff due to widespread illness, failure caused by an inaccuracy, untimeliness or other deficiency in data reporting), technical or security failures, termination or capacity constraints of any of the third-party service providers that ACC or its affiliates use to facilitate or are component providers to ACC’s activities. Any such failure, termination or constraint or flawed execution or response could adversely impact ACC’s ability to effect transactions, service clients, manage exposure to risk, or otherwise achieve desired outcomes.
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
ACC’s financial performance also requires ACC to develop, effectively manage, and market new or existing products and services that appropriately anticipate or respond to changes in the industry and evolving client demands. The development and introduction of new products and services require continued innovative effort and may require significant time, resources, and ongoing support. Substantial risk and uncertainties are associated with the introduction and ongoing maintenance of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting and sometimes contradictory client and market preferences, the introduction of competing products or services and compliance with regulatory requirements.
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
In particular, there remains some uncertainty around the ongoing impact of the COVID-19 pandemic. Though ACC is currently navigating hybrid working environments, it recognizes that the pandemic may shift, and it cannot control various governmental responses, imposed quarantines, effectiveness of vaccines and healthcare, or any related regulation that could come from a change in the status of the pandemic.
ACC cannot predict the impact that changing climate conditions may have on the frequency and severity of natural disasters or on overall economic stability and sustainability. As such, ACC cannot be sure that its actions to identify and mitigate the risks associated with such disasters and catastrophes will be effective.
Legal, Regulatory and Tax Risks
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
ACC is subject to the income tax laws of the U.S., its states and municipalities. ACC must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and must also make estimates about when in the future certain items affect taxable income in the various tax jurisdictions. In addition, changes to the Internal Revenue Code, administrative rulings or court decisions could increase ACC’s provision for income taxes and reduce ACC’s earnings. Furthermore, guidance issued by the U.S. Department of Treasury and others can be critical to the application and impact of new laws (such as the recently enacted Inflation Reduction Act of 2022) and in avoiding unintended impacts from legislation. The jurisdictions ACC operates in may not always provide clear guidance that is responsive to industry questions and concerns. If guidance is unclear, it could increase ACC’s taxes or create a potential for disagreement about interpretation of the tax code.
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
ACC’s accounting policies provide a standard for how it records and reports its financial condition and results of operations. ACC prepares its financial statements in accordance with U.S. generally accepted accounting principles.It is possible that accounting changes could have a material effect on ACC’s financial condition and results of operations. The Financial Accounting Standards Board, the SEC and other regulators often change the financial accounting and reporting standards governing the preparation of ACC’s financial statements. These changes are difficult to predict and could impose additional governance, internal control and disclosure demands. In some cases, ACC could be required to apply a new or revised standard retrospectively, resulting in restating prior period financial statements.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
ACC occupies office space in Minneapolis, Minnesota, which is leased or owned by Ameriprise Financial or a subsidiary thereof.

Item 3. Legal Proceedings
For a discussion of any material legal proceedings, see Note 12 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
All of the Ameriprise Certificate Company (“ACC”) outstanding common stock is owned by Ameriprise Financial, Inc. (“Ameriprise Financial”). There is no established public trading market for ACC’s common stock.
Frequency and amount of capital transactions with Ameriprise Financial during the past two years were:

	Dividends to Ameriprise Financial	Return of Capital to Ameriprise Financial	Receipt of Capital from Ameriprise Financial
	(in millions)
For the year ended December 31, 2022
March 30, 2022	$4.3	$7.0	$—
June 30, 2022	7.0	—	—
August 31, 2022	—	—	13.0
September 27, 2022	—	—	15.0
September 30, 2022	—	—	5.0
October 28, 2022	—	—	45.0
November 28, 2022	—	—	50.0
December 28, 2022	—	—	50.0
December 30, 2022	—	—	8.0
Total	$11.3	$7.0	$186.0

For the year ended December 31, 2021
March 30, 2021	$27.0	$—	$—
June 29, 2021	33.0	—	—
September 29, 2021	—	35.0	—
December 29, 2021	10.0	4.0	—
Total	$70.0	$39.0	$—
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
Item 6. [Reserved]

Item 7. Management’s Narrative Analysis
The following information should be read in conjunction with the accompanying consolidated financial statements and related notes included elsewhere in this report. The following discussion may contain forward-looking statements that reflect Ameriprise Certificate Company’s (“ACC’s”) plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below under “Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K, particularly in Part 1 - Item 1A - “Risk Factors.”
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
Management’s narrative analysis of the results of operations is presented in lieu of Management’s Discussion and Analysis of financial condition and results of operations, pursuant to General Instructions I(2)(a) of Form 10-K.
Current Macroeconomic Environment
ACC operates its business in the broader context of the macroeconomic forces around it, including the global and U.S. economies, the coronavirus disease 2019 (“COVID-19”) pandemic, changes in interest and inflation rates, financial market volatility, fluctuations in foreign exchange rates, geopolitical strain, the competitive environment, client and customer activities and preferences, and the various regulatory and legislative developments. Financial markets and macroeconomic conditions have had and will continue to have a significant impact on ACC’s operating and performance results. ACC’s success may be affected by the factors discussed in Part 1 - Item 1A “Risk Factors” in this report and other factors as discussed herein.
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
Net income increased $32.6 million for 2022 compared to the prior year primarily due to higher investment income, partially offset by higher net provision for certificate reserves due to client net inflows and tax expense.
Investment income increased $90.6 million for 2022 compared to the prior year primarily due to higher average invested assets due to the favorable impact of higher investment yield on the investment portfolio.
Investment expenses increased $0.4 million, or 1%, for 2022 compared to the prior year primarily due to volume-driven increases in distribution fees, partially offset by lower investment advisory and transfer agent fees.
Net provision for certificate reserves increased $44.0 million, for 2022 compared to the prior year primarily due to higher average client crediting rates.
The effective tax rate was 24.8% for 2022 compared to 24.1% for the prior year. See Note 11 to the Consolidated Financial Statements for additional discussion on income taxes.
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

Forward-Looking Statements
This report contains forward-looking statements that reflect management’s plans, estimates and beliefs. Actual results could differ materially from those described in these forward-looking statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “forecast,” “on track,” “project,” “continue,” “able to remain,” “resume,” “deliver,” “develop,” “evolve,” “drive,” “enable,” “flexibility,” “scenario,” “case”, “appear”, “expand” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from expected results, performance or achievements. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in Part 1 - Item 1A - “Risk Factors” and elsewhere in this Annual Report on Form 10-K. ACC’s future results of operations and financial condition, as well as any forward-looking statements contained in this report, are made only as of the date hereof. ACC undertakes no obligation to update or revise any forward-looking statements.
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
ACC primarily invests in structured securities, U.S. government and agency obligations, corporate debt securities, and commercial mortgages to provide its certificate owners with a competitive rate of return on their certificates while managing risk. These investments provide ACC with a historically dependable and targeted margin between the interest rate earned on investments and the interest rate credited to certificate owners’ accounts. ACC does not invest in securities to generate short-term trading profits for its own account.
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
The following tables present ACC’s estimate of the pretax impact of these hypothetical market movements as of December 31, 2022:

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in thousands)
Certificates	$(8,584)	N/A	$(8,584)
N/A  Not Applicable

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in thousands)
Certificates	$1,216	$(1,137)	$79
The above results compare to an estimated positive impact to pretax income of $13.8 million related to a 100 basis point increase in interest rates and an estimated negative impact of $33 thousand related to a 10% equity price decline as of December 31, 2021. The decrease in sensitivity of a 100 basis point increase in interest rates compared to the prior year was primarily driven by higher assumed liability crediting rates in a rising rate environment.

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
ACC has interest rate risk from its Flexible Savings Certificates and other fixed rate certificates. These products are investment certificates generally ranging in amounts from $1 thousand to $2 million with interest crediting rate terms ranging from three to 48 months. ACC guarantees an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed income securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although ACC monitors its investment strategy and makes modifications based on changing liabilities and the expected interest rate environment. ACC also has interest rate risk from its Step-Up Rate Certificates, which was not material as of December 31, 2022. ACC had $9.1 billion in reserves included in Certificate reserves as of December 31, 2022 to cover the liabilities associated with these products.
ACC has equity price risk from its Stock Market Certificates. Stock Market Certificates are purchased for amounts generally from $1 thousand to $2 million for terms of 52 weeks, 104 weeks or 156 weeks which can be extended to a maximum of 15 years depending on the term. For each term the certificate holder can choose to participate 100% in any percentage increase in the S&P 500® Index up to a maximum return or choose partial participation in any increase in the S&P 500® Index plus a fixed rate of interest guaranteed in advance. If partial participation is selected, the total of equity-linked return and guaranteed rate of interest cannot exceed the maximum return. ACC had $220.5 million in reserves included in Certificate reserves as of December 31, 2022 to cover the liabilities associated with these products.
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
ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2022.
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
Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services
The Board of Directors of ACC, at the recommendation of its Audit Committee, appointed PricewaterhouseCoopers LLP (“PwC”) as an independent registered public accounting firm to audit the Consolidated Financial Statements of ACC for the years ended December 31, 2022 and 2021.
Audit Fees
The aggregate fees billed or to be billed by PwC for each of the last two years for professional services rendered for the audit of ACC’s annual Consolidated Financial Statements and services that were provided in connection with statutory and regulatory filings were $123,000 and $130,500 for 2022 and 2021, respectively.
Audit-Related Fees, Tax Fees, All Other Fees
ACC was not billed by PwC for any fees for audit-related fees, tax fees or any other fees for 2022 or 2021.
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
In both 2022 and 2021, 100% of the services provided by PwC for ACC were pre-approved by the Audit and Risk Committee of Ameriprise Financial and the Audit Committee of ACC.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements: See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.
2.	Consolidated Financial Statement Schedules: See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.
3.	Exhibits: The following exhibits are filed as part of this Annual Report or, where indicated, were already filed and are hereby incorporated by reference:

Exhibit	Description

3(a)	Amended and Restated Certificate of Incorporation of American Express Certificate Company, dated August 1, 2005, filed electronically on or about March 10, 2006 as Exhibit 3(a) to Registrant’s Form 10-K is incorporated by reference.
3(b)	By-Laws of Ameriprise Certificate Company, filed electronically on or about November 5, 2010 as Exhibit 3(b) to Registrant’s Form 10-Q, are incorporated herein by reference.
10(a)	Amended and Restated Investment Advisory and Services Agreement, dated December 1, 2018, between Registrant and Columbia Management Investment Advisers, LLC filed electronically on or about February 27, 2019 as Exhibit 10(a) to Registrant’s Form 10-K is incorporated by reference.
10(b)	Distribution Agreement, dated December 31, 2006, between Registrant and Ameriprise Financial Services, LLC (formerly Ameriprise Financial Services, Inc.) filed electronically on or about February 26, 2007 as Exhibit 1 to Post-Effective Amendment No. 35 to Registration Statement No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference.
10(c)	Amendment to the Distribution Agreement, dated January 21, 2021, between Registrant and Ameriprise Financial Services, LLC, effective February 1, 2021, filed electronically on or about February 24, 2021 as Exhibit 10(c) to Registrant’s Form 10-K is incorporated by reference.
10(d)	Depository and Custodial Agreement, dated December 31, 2006, between Registrant and Ameriprise Trust Company, filed electronically on or about February 26, 2007 as Exhibit 10(c) to Post-Effective Amendment No. 35 to Registration Statement No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference.
10(e)	Amendment to the Depositary and Custodial Agreement, dated December 15, 2008, between Registrant and Ameriprise Trust Company, filed on or about May 5, 2014 as Exhibit 10(c)i to Registrant’s Form 10-Q, is incorporated herein by reference.
10(f)	Transfer Agent Agreement, dated December 31, 2006 between Registrant and Columbia Management Investment Services Corp. (formerly RiverSource Client Service Corporation), filed electronically on or about February 26, 2007 as Exhibit 10(e) to Post-Effective Amendment No. 35 to Registration Statement No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference.
10(g)	First Amendment to Transfer Agent Agreement, dated January 1, 2013 between Registrant and Columbia Management Investment Services Corp. (formerly RiverSource Client Service Corporation), filed electronically on or about February 27, 2013 as Exhibit 10(d) to Registrant’s Form 10-K is incorporated herein by reference.
10(h)	Second Amendment to Transfer Agent Agreement, dated January 1, 2017, between Registrant and Columbia Management Investment Services Corp. (formerly RiverSource Client Service Corporation), filed electronically on or about February 23, 2017 as Exhibit 10(d) to Registrant’s Form 10-K is incorporated by reference.
10(i)	Administration and Services Agreement, dated October 1, 2005, between Columbia Management Investment Advisers, LLC (formerly RiverSource Investments, LLC) and Ameriprise Financial, Inc. filed electronically on or about March 10, 2006 as Exhibit 10(s) to Registrant’s Form 10-K is incorporated by reference.
10(j)	Capital Support Agreement by and between Ameriprise Financial, Inc. and Ameriprise Certificate Company, dated as of March 2, 2009, filed electronically on or about March 3, 2009 as Exhibit 10(f) to Registrant’s Form 10-K is incorporated by reference.
10(k)	First Amendment to Capital Support Agreement by and between Ameriprise Financial, Inc. and Ameriprise Certificate Company, effective April 30, 2014, filed electronically on or about May 5, 2014 as Exhibit 10(f)i to Registrant’s Form 10-Q, is incorporated herein by reference.
10(l)	Federal Income Tax Sharing Agreement between or among Ameriprise Financial, Inc. and certain subsidiaries, including the Registrant, effective December 10, 2013 filed electronically on or about February 23, 2018 as Exhibit 10(l) to Registrant’s Form 10-K is incorporated by reference.

Exhibit	Description

10(m)	State Income Tax Sharing Agreement between or among Ameriprise Financial, Inc. and certain subsidiaries, including the Registrant, effective December 10, 2013 filed electronically on or about February 23, 2018 as Exhibit 10(m) to Registrant’s Form 10-K is incorporated by reference.
10(n)*	Agreement between Ameriprise Bank, FSB and Ameriprise Certificate Company (certain Ameriprise Rewards Fulfillment Services), dated December 1, 2022.
10(o)
Agreement between Ameriprise Financial, Inc. and Ameriprise Certificate Company (certain legacy Ameriprise Rewards Fulfillment Services), dated December 1, 2019 filed electronically on or about February 26, 2020 as Exhibit 10(o) to Registrant’s Form 10-K is incorporated by reference.

10(p)	Amendment to the Federal Income Tax Sharing Agreement between or among Ameriprise Financial, Inc. and certain subsidiaries, including the Registrant, effective October 9, 2020, filed electronically on or about February 24, 2021 as Exhibit 10(p) to Registrant’s Form 10-K is incorporated by reference.
14(a)	Code of Ethics under Rule 17j-1 for Ameriprise Certificate Company effective May 21, 2014, filed electronically on or about February 27, 2019 as Exhibit 14(a) to Registrant’s Form 10-K is incorporated by reference.
14(b)*	Code of Ethics adopted under Rule 17j-1 for Registrant’s investment adviser, dated November 2022.
14(c)*	Code of Ethics under Rule 17j-1 for Registrant’s underwriter, as revised January 1, 2023.
24*	Directors’ Power of Attorney, dated February 13, 2023 and February 16, 2023.
31.1*	Certification of Abu M. Arif, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of James R. Hill, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of Abu M. Arif, Chief Executive Officer and James R. Hill, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed electronically herewith.
Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE CERTIFICATE COMPANY
Registrant

Date:	February 23, 2023	By	/s/ Abu M. Arif
Abu M. Arif Director, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date:	February 23, 2023	By	/s/ Abu M. Arif
Abu M. Arif Director, President and Chief Executive Officer (Principal Executive Officer)

Date:	February 23, 2023	By	/s/ James R. Hill
James R. Hill Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 23, 2023	By	/s/ Brian L. Granger
Brian L. Granger Vice President, Controller and Chief Accounting Officer

Date:	February 23, 2023	By	/s/ Ronald L. Guzior*
Ronald L. Guzior Director

Date:	February 23, 2023	By	/s/ Karen M. Bohn*
Karen M. Bohn Director

Date:	February 23, 2023	By	/s/ Lorna P. Gleason*
Lorna P. Gleason Director

Date:	February 23, 2023	By	/s/ Robert McReavy*
Robert McReavy Director

*By	/s/ Abu M. Arif
Abu M. Arif
* Executed by Abu M. Arif pursuant to a Power of Attorney, dated February 13, 2023 and February 16, 2023, filed electronically herewith as Exhibit 24 to the Registrant’s Form 10-K.

Ameriprise Certificate Company
Index to Consolidated Financial Statements and Schedules
Consolidated Financial Statements:

All other Schedules required by Article 6 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of Ameriprise Certificate Company
Opinion on the Financial Statements
We have audited the consolidated financial statements, including the related notes and financial statement schedules, of Ameriprise Certificate Company and its subsidiary (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2022 by correspondence with the custodian and the application of alternative auditing procedures where securities purchased had not been received. We believe that our audits provide a reasonable basis for our opinion.
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
Valuation of Certain Level 2 and Level 3 Available-for-Sale Securities
As described in Notes 1, 3, and 8 to the consolidated financial statements, available-for-sale securities are carried at fair value. As of December 31, 2022, the total fair value of available-for- sale securities was $8,369 million, which includes $6,306 million of level 2 and level 3 securities. Management determines the fair value of available-for-sale securities based on quoted prices in active markets, when available. If quoted prices are not available, management obtains the fair value from either third-party pricing services, non-binding broker quotes, or other model-based valuation techniques.
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
February 23, 2023
We have served as the Company’s auditor since 2010.

Ameriprise Certificate Company
Consolidated Statements of Operations

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Investment Income:
Interest income:
Available-for-Sale securities	$135,500	$59,409	$123,900
Commercial mortgage loans and syndicated loans	8,286	8,116	9,780
Cash and cash equivalents	15,124	612	2,289
Certificate loans	4	8	12
Dividends	—	1	—
Other	182	394	205
Total investment income	159,096	68,540	136,186
Investment Expenses:
Ameriprise Financial and affiliated company fees:
Distribution	8,868	6,805	16,778
Investment advisory and services	13,138	13,790	16,672
Transfer agent	6,218	6,957	8,390
Depository	73	90	94
Other	444	717	485
Total investment expenses	28,741	28,359	42,419
Net investment income before provision for certificate reserves and income taxes	130,355	40,181	93,767
Provision for Certificate Reserves:
According to the terms of the certificates:
Provision for certificate reserves	206	249	417
Interest on additional credits	1	1	1
Additional credits/interest authorized by ACC	54,167	10,031	56,845
Total provision for certificate reserves before reserve recoveries	54,374	10,281	57,263
Reserve recoveries from terminations prior to maturity	(869)	(760)	(874)
Net provision for certificate reserves	53,505	9,521	56,389
Net investment income before income taxes	76,850	30,660	37,378
Income tax expense	19,032	7,467	8,984
Net investment income, after-tax	57,818	23,193	28,394
Net realized gain (loss) on investments:
Securities of unaffiliated issuers before income taxes	20	2,598	1,349
Income tax expense (benefit)	4	545	283
Net realized gain (loss) on investments, after-tax	16	2,053	1,066
Net income	$57,834	$25,246	$29,460
See Notes to Consolidated Financial Statements.

Ameriprise Certificate Company
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Net income	$57,834	$25,246	$29,460
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period	(131,066)	(16,097)	22,763
Reclassification of net (gains) losses on securities included in net income	(15)	(863)	(2,330)
Total other comprehensive income (loss), net of tax	(131,081)	(16,960)	20,433
Total comprehensive income (loss)	$(73,247)	$8,286	$49,893
See Notes to Consolidated Financial Statements.

Ameriprise Certificate Company
Consolidated Balance Sheets

	December 31,
	2022	2021
	(in thousands, except share data)
ASSETS
Qualified Assets
Investments in unaffiliated issuers:
Cash and cash equivalents	$1,180,868	$689,792
Available-for-Sale securities:
Fixed maturities, at fair value (amortized cost: 2022, $8,523,011; 2021, $4,710,303)	8,368,916	4,728,811
Commercial mortgage loans and syndicated loans, at cost (allowance for credit losses: 2022, $1,472; 2021, $1,518; fair value: 2022, $195,252; 2021, $223,495)	204,493	221,569
Certificate loans – secured by certificate reserves, at cost, which approximates fair value	72	83
Total investments	9,754,349	5,640,255
Receivables:
Dividends and interest	22,052	5,159
Receivables from brokers, dealers and clearing organizations	2,814	4,920
Other receivables	71	403
Total receivables	24,937	10,482
Derivative assets	8,786	44,135
Total qualified assets	9,788,072	5,694,872
Other Assets:
Deferred taxes, net	37,892	—
Taxes receivable from parent	—	50
Due from related party	—	23
Total other assets	37,892	73
Total assets	$9,825,964	$5,694,945
See Notes to Consolidated Financial Statements.

Ameriprise Certificate Company

Consolidated Balance Sheets (continued)
	December 31,
	2022	2021
	(in thousands, except share data)
LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities
Certificate reserves
Installment certificates:
Reserves to mature	$8,413	$6,112
Fully paid certificates:
Reserves to mature	9,293,480	5,290,301
Additional credits and accrued interest	11,079	3,647
Due to unlocated certificate holders	433	429
Total certificate reserves	9,313,405	5,300,489
Accounts payable and accrued liabilities:
Due to related party	3,047	1,958
Taxes payable to parent	5,708	373
Payables to brokers, dealers and clearing organizations	68,533	7,862
Total accounts payable and accrued liabilities	77,288	10,193
Derivative liabilities	6,649	41,470
Deferred taxes, net	—	4,557
Other liabilities	14,139	18,206
Total liabilities	9,411,481	5,374,915

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	481,667	302,709
Retained earnings:
Appropriated for pre-declared additional credits and interest	15,960	—
Appropriated for additional interest on advance payments	15	15
Unappropriated	30,686	70
Accumulated other comprehensive income (loss), net of tax	(115,345)	15,736
Total shareholder’s equity	414,483	320,030
Total liabilities and shareholder’s equity	$9,825,964	$5,694,945
See Notes to Consolidated Financial Statements.

Ameriprise Certificate Company
Consolidated Statements of Shareholder’s Equity

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
				Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Unappropriated
	(in thousands, except share data)
Balance at January 1, 2020	150,000	$1,500	$331,700	$321	$15	$96,467	$12,263	$442,266
Cumulative effect of adoption of current expected credit losses guidance	—	—	—	—	—	585	—	585
Net income	—	—	—	—	—	29,460	—	29,460
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	20,433	20,433
Transfer to unappropriated from appropriated	—	—	—	(300)	—	300	—	—
Dividend to parent	—	—	—	—	—	(82,000)	—	(82,000)
Receipt of capital from parent	—	—	10,000	—	—	—	—	10,000
Balance at December 31, 2020	150,000	1,500	341,700	21	15	44,812	32,696	420,744
Net income	—	—	—	—	—	25,246	—	25,246
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(16,960)	(16,960)
Transfer to unappropriated from appropriated	—	—	—	(21)	—	21	—	—
Dividend to parent	—	—	—	—	—	(70,009)	—	(70,009)
Return of capital to parent	—	—	(38,991)	—	—	—	—	(38,991)
Balance at December 31, 2021	150,000	1,500	302,709	—	15	70	15,736	320,030
Net income	—	—	—	—	—	57,834	—	57,834
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(131,081)	(131,081)
Transfer to appropriated from unappropriated	—	—	—	15,960	—	(15,960)	—	—
Dividend to parent	—	—	—	—	—	(11,258)	—	(11,258)
Return of capital to parent	—	—	(7,042)	—	—	—	—	(7,042)
Receipt of capital from parent	—	—	186,000	—	—	—	—	186,000
Balance at December 31, 2022	150,000	$1,500	$481,667	$15,960	$15	$30,686	$(115,345)	$414,483
See Notes to Consolidated Financial Statements.

Ameriprise Certificate Company
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Cash Flows from Operating Activities
Net income	$57,834	$25,246	$29,460
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, accretion of discounts, net	(22,512)	2,382	(8,838)
Deferred income tax expense (benefit)	(927)	1,657	2,626
Net realized (gain) loss on Available-for-Sale securities	(19)	(1,093)	(2,950)
Other net realized (gain) loss	45	167	662
Provision for credit losses	(46)	(1,672)	939
Changes in operating assets and liabilities:
Dividends and interest receivable	(9,486)	4,560	25,092
Certificate reserves, net	8,309	(3,032)	(4,999)
Taxes payable to/receivable from parent, net	5,385	(487)	1,277
Derivatives, net of collateral	(492)	224	7
Other liabilities	(3,047)	(7,237)	(13,453)
Other receivables	332	(43)	(142)
Payables to brokers, dealers and clearing organizations	33,939	—	—
Other, net	1,165	1,055	(1,936)
Net cash provided by (used in) operating activities	70,480	21,727	27,745

Cash Flows from Investing Activities
Available-for-Sale securities:
Maturities, redemptions and calls	3,657,184	4,637,978	4,779,020
Purchases	(7,426,951)	(3,015,291)	(3,798,529)
Commercial mortgage loans and syndicated loans:
Sales, maturities and repayments	53,550	74,945	40,759
Purchases and fundings	(35,505)	(26,486)	(41,761)
Equity securities:
Sales	—	48	113
Certificate loans, net	11	129	4
Net cash provided by (used in) investing activities	(3,751,711)	1,671,323	979,606

Cash Flows from Financing Activities
Payments from certificate holders and other additions	8,343,118	2,733,012	4,259,469
Certificate maturities and cash surrenders	(4,338,511)	(4,189,922)	(5,016,362)
Receipt of capital from parent	186,000	—	10,000
Dividend to parent	(11,258)	(70,009)	(82,000)
Return of capital to parent	(7,042)	(38,991)	—
Net cash provided by (used in) financing activities	4,172,307	(1,565,910)	(828,893)

Net increase (decrease) in cash and cash equivalents	491,076	127,140	178,458
Cash and cash equivalents at beginning of period	689,792	562,652	384,194
Cash and cash equivalents at end of period	$1,180,868	$689,792	$562,652

Supplemental disclosures including non-cash transactions:
Cash paid (received) for income taxes	$13,684	$7,054	$5,558
Cash paid for interest	45,485	14,721	63,532
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
As of December 31, 2022, ACC offered four different certificate products to the public. ACC is impacted by significant changes in interest rates as interest crediting rates on certificate products generally reset at shorter intervals than the change in the yield on ACC’s investment portfolio. The specified maturities of most of ACC’s certificate products range from ten to twenty years. Within that maturity period, most certificates have interest crediting rate terms ranging from three to 48 months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at term’s end; however, the Cash Reserve Certificate is a fully liquid product and can be surrendered at any time without penalty. In addition, two types of certificate products (only one currently sold) have interest tied, in whole or in part, to a broad-based stock market index. In general, ACC’s certificate products are available as qualified investments for Individual Retirement Accounts, 401(k) plans and other qualified retirement plans.
ACC evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. Other than disclosed in Note 7, no other subsequent events or transactions requiring recognition or disclosure were identified.
Basis of Financial Statement Presentation
The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). ACC uses the consolidation method of accounting for its wholly owned subsidiary, Investors Syndicate Development Corp.
Amounts Based on Estimates and Assumptions
Accounting estimates are an integral part of the Consolidated Financial Statements. In part, they are based upon assumptions concerning future events. Among the more significant are those that relate to investment securities valuation and the recognition of credit losses or impairments and income tax provision and the recognition of deferred tax assets and liabilities. These accounting estimates reflect the best judgment of management and actual results could differ.
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
Available-for-Sale securities are impaired when the fair value of an investment is less than its amortized cost. When an Available-for-Sale security is impaired, ACC first assesses whether or not: (i) it has the intent to sell the security (i.e., made a decision to sell) or (ii) it is more likely than not that ACC will be required to sell the security before its anticipated recovery. If either of these conditions exist, ACC recognizes an impairment by reducing the book value of the security for the difference between the investment’s amortized cost and its fair value with a corresponding charge to earnings. Subsequent increases in the fair value of Available-for-Sale securities that occur in periods after a write-down has occurred are recorded as unrealized gains in other comprehensive income (loss) (“OCI”), while subsequent decreases in fair value would continue to be recorded as reductions of book value with a charge to earnings.

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
Management has elected to exclude accrued interest in its measurement of the allowance for credit losses for Available-for-Sale securities. Accrued interest on Available-for-Sale securities is recorded as earned in Receivables. Available-for-Sale securities are generally placed on nonaccrual status when the accrued balance becomes 90 days past due or earlier based on management’s evaluation of the facts and circumstances of each security under review. All previously accrued interest is reversed through Investment income.
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
Restructured Loans
A loan is classified as a restructured loan when ACC makes certain concessionary modifications to contractual terms for borrowers experiencing financial difficulties. When the interest rate, minimum payments, and/or due dates have been modified in an attempt to make the loan more affordable to a borrower experiencing financial difficulties, the modification is considered a troubled debt restructuring (“TDR”). Modifications to loan terms do not automatically result in TDRs. Generally, performance prior to the restructuring or significant events that coincide with the restructuring are considered in assessing whether the borrower can meet the new terms which may result in the loan being returned to accrual status at the time of the restructuring or after a performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status.
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
If it is determined that foreclosure on a commercial mortgage loan is probable and the fair value is less than the current loan balance, expected credit losses are measured as the difference between the amortized cost basis of the asset and fair value less estimated costs to sell, if applicable. Upon foreclosure, the commercial mortgage loan and related allowance are reversed, and the foreclosed property is recorded as real estate owned.
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
ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. See Note 11 for additional information on ACC’s valuation allowance.
Recent Accounting Pronouncements
Future Adoption of New Accounting Standards
Financial Instruments – Credit Losses – Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the Financial Accounting Standards Board “(FASB”) proposed amendments to Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (“Topic 326”). The update removes the recognition and measurement guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, and modifies the disclosure requirements for certain loan refinancing and restructuring by creditors when a borrower is experiencing financial difficulty. Rather than applying the recognition and measurement for TDRs, an entity must apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan. The update also requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The amendments are to be applied prospectively, but entities may apply a modified retrospective transition for changes to the recognition and measurement of TDRs. For entities that have adopted Topic 326, the amendments are effective for interim and annual periods beginning after December 15, 2022. Early adoption is permitted for entities that have adopted Topic 326, including adoption in an interim period. ACC adopted the standard on January 1, 2023. The adoption of this update did not have an impact on ACC’s consolidated results of operations and financial condition.
2. Deposit of Assets and Maintenance of Qualified Assets
Under the provisions of its certificates and the 1940 Act, ACC was required to have cash and “qualified assets” (as defined in Section 28(b) of the 1940 Act, as modified by an exemptive order of the SEC) in the amount of $9.3 billion and $5.3 billion as of December 31, 2022 and 2021, respectively. ACC reported Qualified Assets of $9.9 billion and $5.7 billion as of December 31, 2022 and 2021, respectively. Qualified Assets excluded net unrealized pretax losses on Available-for-Sale securities of $154.1 million and net unrealized pretax gains on Available-for-Sale securities of $18.5 million as of December 31, 2022 and 2021, respectively. Additionally, Qualified Assets excluded Payables to brokers, dealers and clearing organizations of $68.5 million and $7.9 million as of December 31, 2022 and 2021, respectively.
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
Pursuant to provisions of the certificates, the 1940 Act, the Depository and Custodial Agreement and requirements of various states, Qualified Assets of ACC were deposited as follows:

	December 31, 2022
	Deposits	Required Deposits	Excess
	(in thousands)
Deposits to meet certificate liability requirements:
Pennsylvania and New Jersey (at market value)	$212	$130	$82
Texas and Illinois (at par value)	360	150	210
Custodian (at amortized cost)	9,886,405	9,313,729	572,676
Total	$9,886,977	$9,314,009	$572,968

	December 31, 2021
	Deposits	Required Deposits	Excess
	(in thousands)
Deposits to meet certificate liability requirements:
Pennsylvania and New Jersey (at market value)	$250	$130	$120
Texas and Illinois (at par value)	156	150	6
Custodian (at amortized cost)	5,603,782	5,301,158	302,624
Total	$5,604,188	$5,301,438	$302,750
The assets on deposit with the Custodian (or its subcustodian) as of December 31, 2022 and 2021 consisted of securities and other loans having a deposit value of $8.6 billion and $4.8 billion, respectively, mortgage loans on real estate of $102.2 million and $115.9 million, respectively, and other investments of $1.2 billion and $672.3 million, respectively. There were $68.5 million and $7.9 million of Payables to brokers, dealers and clearing organizations related to these assets on deposit as of December 31, 2022 and 2021, respectively.
Ameriprise Trust Company (“ATC”) is the Custodian for ACC. ATC has appointed JPMorgan Chase Bank, N.A. as its subcustodian. See Note 7 for information on related party transactions.
3. Investments
Investments in unaffiliated issuers were as follows:

	December 31,
	2022	2021
	(in thousands)
Available-for-Sale securities: Fixed maturities, at fair value (allowance for credit losses: 2022 and 2021, nil; amortized cost: 2022, $8,523,011; 2021, $4,710,303)	$8,368,916	$4,728,811
Commercial mortgage loans and syndicated loans, at cost (allowance for credit losses: 2022, $1,472; 2021, $1,518; fair value: 2022, $195,252; 2021, $223,495)	204,493	221,569
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	72	83
Total	$8,573,481	$4,950,463
Available-for-Sale securities distributed by type were as follows:

Description of Securities	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt securities	$800,596	$497	$(8,151)	$792,942
Residential mortgage backed securities	2,210,633	4,202	(114,971)	2,099,864
Commercial mortgage backed securities	1,976,401	872	(28,521)	1,948,752
Asset backed securities	1,463,147	2,599	(10,474)	1,455,272
State and municipal obligations	9,451	—	(296)	9,155
U.S. government and agency obligations	2,062,783	819	(671)	2,062,931
Total	$8,523,011	$8,989	$(163,084)	$8,368,916

Description of Securities	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt securities	$51,201	$849	$—	$52,050
Residential mortgage backed securities	1,680,371	15,708	(2,531)	1,693,548
Commercial mortgage backed securities	1,164,516	2,449	(1,036)	1,165,929
Asset backed securities	502,328	3,265	(333)	505,260
State and municipal obligations	11,954	94	(4)	12,044
U.S. government and agency obligations	1,299,933	64	(17)	1,299,980
Total	$4,710,303	$22,429	$(3,921)	$4,728,811

As of December 31, 2022 and 2021, accrued interest of $20.8 million and $4.2 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Receivables.
As of December 31, 2022 and 2021, investment securities with a fair value of $182 thousand and $66 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.
As of December 31, 2022 and 2021, fixed maturity securities comprised approximately 86% and 84%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. As of December 31, 2022 and 2021, $8.7 million and nil, respectively, worth of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC.
A summary of fixed maturity securities by rating was as follows:

Ratings	December 31, 2022			December 31, 2021
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$7,504,912	$7,361,766	88%	$4,556,729	$4,570,394	97%
AA	104,049	100,303	1	54,137	55,093	1
A	165,663	164,265	2	72,913	75,140	2
BBB	732,811	727,450	9	20,442	22,061	—
Below investment grade	15,576	15,132	—	6,082	6,123	—
Total fixed maturities	$8,523,011	$8,368,916	100%	$4,710,303	$4,728,811	100%
As of December 31, 2022 and 2021, approximately 34% and 30%, respectively, of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. As of December 31, 2022, ACC had 18 issuers with holdings totaling $868.0 million that individually were between 10% and 15% of total shareholder’s equity. As of December 31, 2021, ACC had 11 issuers with holdings totaling $427.2 million that individually were between 10% and 12% of total shareholder’s equity. There were no other holdings of any other issuer greater than 10% of total shareholder’s equity as of December 31, 2022 and 2021.
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	December 31, 2022
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Corporate debt securities	48	$598,028	$(8,151)	—	$—	$—	48	$598,028	$(8,151)
Residential mortgage backed securities	208	1,609,795	(83,810)	78	253,759	(31,161)	286	1,863,554	(114,971)
Commercial mortgage backed securities	64	1,396,001	(16,637)	21	379,588	(11,884)	85	1,775,589	(28,521)
Asset backed securities	42	816,065	(8,671)	5	87,706	(1,803)	47	903,771	(10,474)
State and municipal obligations	7	8,251	(200)	1	904	(96)	8	9,155	(296)
U.S. government and agency obligations	11	559,320	(671)	—	—	—	11	559,320	(671)
Total	380	$4,987,460	$(118,140)	105	$721,957	$(44,944)	485	$5,709,417	$(163,084)

Description of Securities	December 31, 2021
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	43	$295,433	$(1,733)	48	$114,067	$(798)	91	$409,500	$(2,531)
Commercial mortgage backed securities	25	538,380	(842)	3	55,352	(194)	28	593,732	(1,036)
Asset backed securities	5	117,631	(119)	5	92,986	(214)	10	210,617	(333)
State and municipal obligations	1	996	(4)	—	—	—	1	996	(4)
U.S. government and agency obligations	9	469,836	(17)	—	—	—	9	469,836	(17)
Total	83	$1,422,276	$(2,715)	56	$262,405	$(1,206)	139	$1,684,681	$(3,921)
As part of ACC’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the year ended December 31, 2022 is primarily attributable to the impact of higher interest rates and wider credit spreads driven by continued market volatility, with no specific credit concerns. ACC did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. ACC does not intend to sell these securities and does not believe that it is more likely than not that ACC will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of December 31, 2022 and 2021, approximately 96% and 97%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
There were no amounts recognized in the allowance for credit losses on Available-for-Sale securities during the years ended December 31, 2022, 2021 and 2020.
The change in net unrealized gains (losses) on securities in OCI includes two components, net of tax: (i) unrealized gains (losses) that arose from changes in the fair value of securities that were held during the period and (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities and due to the reclassification of noncredit losses to credit losses.
The following table presents a rollforward of the net unrealized gains (losses) on Available-for-Sale securities included in AOCI:

	Net Unrealized Gains (Losses) on Securities	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Gains (Losses) on Securities
	(in thousands)
Balance at January 1, 2020	$13,958	$(1,695)	$12,263
Net unrealized gains (losses) on securities arising during the period (1)	29,802	(7,039)	22,763
Reclassification of net (gains) losses on securities included in net income (2)	(2,950)	620	(2,330)
Balance at December 31, 2020	40,810	(8,114)	32,696
Net unrealized gains (losses) on securities arising during the period (1)	(21,208)	5,111	(16,097)
Reclassification of net (gains) losses on securities included in net income (2)	(1,093)	230	(863)
Balance at December 31, 2021	18,509	(2,773)	15,736
Net unrealized gains (losses) on securities arising during the period (1)	(172,584)	41,518	(131,066)
Reclassification of net (gains) losses on securities included in net income (2)	(19)	4	(15)
Balance at December 31, 2022	$(154,094)	$38,749	$(115,345)
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

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net realized gain (loss) on investments were as follows:

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Gross realized gains	$19	$1,132	$2,950
Gross realized losses	—	(39)	—
Total	$19	$1,093	$2,950
Available-for-Sale securities by contractual maturity as of December 31, 2022 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$2,148,158	$2,147,363
Due after one year through five years	724,466	717,453
Due after five years through 10 years	206	212
	2,872,830	2,865,028
Residential mortgage backed securities	2,210,633	2,099,864
Commercial mortgage backed securities	1,976,401	1,948,752
Asset backed securities	1,463,147	1,455,272
Total	$8,523,011	$8,368,916
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
Allowance for Credit Losses
The following table presents a rollforward of the allowance for credit losses:

Commercial Loans
(in thousands)
Balance at December 31, 2019 (1)	$3,022
Cumulative effect of adoption of current expected credit losses guidance	(771)
Balance at January 1, 2020	2,251
Provisions	939
Balance at December 31, 2020	3,190
Provisions	(1,672)
Balance at December 31, 2021	1,518
Provisions	(46)
Balance at December 31, 2022	$1,472
(1) Prior to January 1, 2020, the allowance for credit losses was based on an incurred loss model that did not require estimating expected credit losses over the expected life of the asset.
As of December 31, 2022 and 2021, accrued interest on commercial loans was $1.2 million and $911 thousand, respectively, and is recorded in Receivables and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the years ended December 31, 2022, 2021 and 2020, ACC purchased $25.2 million, $11.2 million and $33.1 million, respectively, of syndicated loans, and sold $1.1 million, $13.7 million and $4.3 million, respectively, of syndicated loans.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $1.5 million and $1.1 million as of December 31, 2022 and 2021, respectively. All other loans were considered to be performing.

Commercial Loans
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. There were no commercial mortgage loans which management has assigned its highest risk rating as of both December 31, 2022 and 2021. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both December 31, 2022 and 2021.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	December 31, 2022
Loan-to-Value Ratio	2022	2021	2020	2019	2018	Prior	Total
	(in thousands)
> 100%	$—	$—	$—	$—	$3,211	$—	$3,211
80% - 100%	5,500	—	—	—	—	—	5,500
60% - 80%	—	1,727	—	—	—	3,411	5,138
40% - 60%	—	4,963	4,062	10,630	2,570	8,299	30,524
< 40%	1,628	4,544	3,000	3,646	6,589	38,834	58,241
Total	$7,128	$11,234	$7,062	$14,276	$12,370	$50,544	$102,614

	December 31, 2021
Loan-to-Value Ratio	2021	2020	2019	2018	2017	Prior	Total
	(in thousands)
> 100%	$—	$—	$—	$—	$—	$—	$—
80% - 100%	—	—	—	—	—	—	—
60% - 80%	1,779	4,151	1,436	7,581	2,960	4,962	22,869
40% - 60%	5,429	3,000	10,788	—	7,614	7,833	34,664
< 40%	4,996	—	2,345	5,798	10,532	35,236	58,907
Total	$12,204	$7,151	$14,569	$13,379	$21,106	$48,031	$116,440
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type.
In addition, ACC reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31,		December 31,
	2022	2021	2022	2021
	(in thousands)
East North Central	$9,116	$11,166	9%	10%
East South Central	2,239	2,939	2	3
Middle Atlantic	14,640	15,581	14	13
Mountain	9,135	7,567	9	6
New England	6,542	6,766	6	6
Pacific	36,432	37,881	36	32
South Atlantic	12,003	19,574	12	17
West North Central	4,215	5,893	4	5
West South Central	8,292	9,073	8	8
	102,614	116,440	100%	100%
Less: allowance for loan losses	451	493
Total	$102,163	$115,947

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31,		December 31,
	2022	2021	2022	2021
	(in thousands)
Apartments	$29,969	$32,457	29%	28%
Industrial	25,668	25,738	25	22
Mixed use	10,658	10,938	11	10
Office	16,293	16,470	16	14
Retail	17,592	28,026	17	24
Hotel	—	114	—	—
Other	2,434	2,697	2	2
	102,614	116,440	100%	100%
Less: allowance for loan losses	451	493
Total	$102,163	$115,947
Syndicated Loans
The recorded investment in syndicated loans as of December 31, 2022 and 2021 was $103.4 million and $106.6 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. There were no syndicated loans past due as of both December 31, 2022 and 2021. ACC assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	December 31, 2022
Internal Risk Rating	2022	2021	2020	2019	2018	Prior	Total
	(in thousands)
Risk 5	$1,132	$—	$—	$—	$337	$—	$1,469
Risk 4	—	—	—	1,937	—	1,786	3,723
Risk 3	—	3,561	717	3,058	4,740	6,859	18,935
Risk 2	2,948	7,993	5,387	6,813	5,284	16,242	44,667
Risk 1	3,342	4,423	2,556	3,467	7,880	12,889	34,557
Total	$7,422	$15,977	$8,660	$15,275	$18,241	$37,776	$103,351

	December 31, 2021
Internal Risk Rating	2021	2020	2019	2018	2017	Prior	Total
	(in thousands)
Risk 5	$—	$—	$1,149	$340	$—	$—	$1,489
Risk 4	—	—	—	—	959	2,491	3,450
Risk 3	—	—	4,202	4,806	4,777	4,700	18,485
Risk 2	3,688	4,606	7,215	9,109	11,048	8,000	43,666
Risk 1	4,432	2,755	3,320	7,807	12,429	8,813	39,556
Total	$8,120	$7,361	$15,886	$22,062	$29,213	$24,004	$106,646
Certificate Loans
Certificate loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to certificate loans, ACC does not record an allowance for credit losses.
Troubled Debt Restructurings
There were no loans accounted for as a troubled debt restructuring by ACC during the years ended December 31, 2022, 2021 and 2020. There are no commitments to lend additional funds to borrowers whose loans have been restructured.

5. Certificate Reserves
Reserves maintained on outstanding certificates have been computed in accordance with the provisions of the certificates and Section 28 of the 1940 Act. The average rates of accumulation on certificate reserves were as follows:

	December 31, 2022
	Reserve Balance	Average Gross Accumulation Rates (3)	Average Additional Credit Rates (4)
	(in thousands, except percentages)
Installment certificates:
Reserves to mature:
Without guaranteed rates (1)	$8,413	4.09%	4.09%
Fully paid certificates:
Reserves to mature:
With guaranteed rates	4,032	3.22%	0.01%
Without guaranteed rates (1)	9,079,145	2.97%	2.97%
Equity indexed (2)	210,303	N/A	N/A
Additional credits and accrued interest:
With guaranteed rates	17	3.07%	—
Without guaranteed rates (1)	11,062	N/A	N/A
Due to unlocated certificate holders	433	N/A	N/A
Total	$9,313,405

	December 31, 2021
	Reserve Balance	Average Gross Accumulation Rates (3)	Average Additional Credit Rates (4)
	(in thousands, except percentages)
Installment certificates:
Reserves to mature:
Without guaranteed rates (1)	$6,112	0.25%	0.25%
Fully paid certificates:
Reserves to mature:
With guaranteed rates	4,592	3.20%	0.01%
Without guaranteed rates (1)	5,012,286	0.10%	0.10%
Equity indexed (2)	273,423	N/A	N/A
Additional credits and accrued interest:
With guaranteed rates	20	3.06%	—
Without guaranteed rates (1)	3,627	N/A	N/A
Due to unlocated certificate holders	429	N/A	N/A
Total	$5,300,489
N/A Not Applicable
(1) There is no minimum rate of accrual on these reserves. Interest is declared periodically, quarterly, or annually in accordance with the terms of the separate series of certificates.
(2) Ameriprise Stock Market Certificate and Ameriprise Market Strategy Certificate enable the certificate owner to participate in any relative rise in a major stock market index up to a cap without risking loss of principal. The certificates have market participation terms of 52, 104 or 156 weeks and may continue for up to 15 years. The reserve balances on these certificates as of December 31, 2022 and 2021 were $220.5 million and $290.4 million, respectively.
(3) The average gross accumulation rate is the additional credit rate plus the guaranteed minimum rate, if applicable, based on the weighted average reserves as of December 31, 2022 and 2021.
(4) The average additional credit rate is the declared interest rate in excess of the guaranteed minimum rate, if applicable, based on the weighted average reserves as of December 31, 2022 and 2021.
On certain series of single payment certificates, additional interest is pre-declared for periods greater than one year. The retained earnings appropriated for the pre-declared additional interest as of December 31, 2022 and 2021 was $16.0 million and nil, respectively, which reflects the difference between certificate reserves on these series, calculated on a statutory basis, and the reserves maintained per books.

The carrying amounts of net certificate reserves consisted of the following:

	December 31,
	2022	2021
	(in thousands)
Reserves with terms of one year or less	$8,927,109	$5,131,740
Other	386,296	168,749
Total certificate reserves	9,313,405	5,300,489
Unapplied certificate transactions	6,858	467
Certificate loans and accrued interest	(73)	(85)
Total	$9,320,190	$5,300,871
6. Regulation and Dividend Restrictions
ACC is required to maintain cash and “qualified assets” meeting the standards of Section 28(b) of the 1940 Act, as modified by an exemptive order of the SEC. The amortized cost of such investments must be at least equal to ACC’s net liabilities on all outstanding face-amount certificates plus $250,000. ACC’s qualified assets consist of cash equivalents, residential and commercial mortgage backed securities, asset backed securities, syndicated loans, commercial mortgage loans, U.S. government and government agency obligations, state and municipal obligations, corporate debt securities, equity index options and other securities meeting specified standards. So long as ACC wishes to rely on the SEC order, as a condition to the order, ACC has agreed to maintain an amount of unappropriated retained earnings and capital equal to at least 5% of certificate reserves (less outstanding certificate loans). To the extent that payment of a dividend would decrease the capital ratio below the required 5%, payment of a dividend would be restricted. In determining compliance with this condition, qualified assets are valued in accordance with the provisions of Minnesota Statutes where such provisions are applicable.
ACC has also entered into a written understanding with the Minnesota Department of Commerce that ACC will maintain capital equal to at least 5% of the assets of ACC (less outstanding certificate loans). To the extent that payment of a dividend would decrease this ratio below the required 5%, payment of a dividend would be restricted. When computing its capital for these purposes, ACC values its assets on the basis of statutory accounting for insurance companies rather than GAAP. ACC is subject to examination and supervision by the Minnesota Department of Commerce (Banking Division) and the SEC. ACC was in compliance with the capital requirements of the SEC and the Minnesota Department of Commerce during the years ended December 31, 2022, 2021 and 2020.
Ameriprise Financial and ACC entered into a Capital Support Agreement on March 2, 2009, pursuant to which Ameriprise Financial agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements. Effective April 30, 2014, this agreement was amended to revise the maximum commitment to $50.0 million. For the years ended December 31, 2022, 2021 and 2020, Ameriprise Financial did not infuse any additional capital into ACC under this agreement.
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
Dividends and Contributions
ACC received cash contributions of $186.0 million, nil and $10.0 million from Ameriprise Financial during the years ended December 31, 2022, 2021 and 2020, respectively. ACC received these contributions to maintain compliance with capital requirements and these contributions were outside of the Capital Support Agreement between Ameriprise Financial and ACC. See Note 6 for additional information on the Capital Support Agreement.
ACC paid dividends of $11.3 million, $70.0 million and $82.0 million to Ameriprise Financial during the years ended December 31, 2022, 2021 and 2020, respectively.
ACC returned contributed capital of $7.0 million, $39.0 million and nil to Ameriprise Financial during the years ended December 31, 2022, 2021 and 2020, respectively. The payments to Ameriprise Financial were recognized as a reduction of additional paid-in capital as it was in excess of the amount of unappropriated retained earnings available to be paid as a dividend.
Subsequent to December 31, 2022, ACC received a cash contribution of $35.0 million from Ameriprise Financial to support product inflows during the month of January 2023.
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
Level 3    Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$1,159,470	$—	$1,159,470
Available-for-Sale securities:
Corporate debt securities	—	783,289	9,653	792,942
Residential mortgage backed securities	—	2,099,864	—	2,099,864
Commercial mortgage backed securities	—	1,948,752	—	1,948,752
Asset backed securities	—	1,450,381	4,891	1,455,272
State and municipal obligations	—	9,155	—	9,155
U.S. government and agency obligations	2,062,931	—	—	2,062,931
Total Available-for-Sale securities	2,062,931	6,291,441	14,544	8,368,916
Equity derivative contracts	—	8,786	—	8,786
Total assets at fair value	$2,062,931	$7,459,697	$14,544	$9,537,172

Liabilities
Stock market certificate embedded derivatives	$—	$3,572	$—	$3,572
Equity derivative contracts	8	6,641	—	6,649
Total liabilities at fair value	$8	$10,213	$—	$10,221

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$672,275	$—	$672,275
Available-for-Sale securities:
Corporate debt securities	—	46,046	6,004	52,050
Residential mortgage backed securities	—	1,693,548	—	1,693,548
Commercial mortgage backed securities	—	1,165,929	—	1,165,929
Asset backed securities	—	500,369	4,891	505,260
State and municipal obligations	—	12,044	—	12,044
U.S. government and agency obligations	1,299,980	—	—	1,299,980
Total Available-for-Sale securities	1,299,980	3,417,936	10,895	4,728,811
Equity derivative contracts	—	44,135	—	44,135
Total assets at fair value	$1,299,980	$4,134,346	$10,895	$5,445,221

Liabilities
Stock market certificate embedded derivatives	$—	$3,853	$—	$3,853
Equity derivative contracts	3	41,467	—	41,470
Total liabilities at fair value	$3	$45,320	$—	$45,323

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in thousands)
Balance at January 1, 2022	$6,004	$—	$4,891	$10,895
Total gains (losses) included in:
Net income	45	—	38	83	(1)
Other comprehensive income (loss)	(214)	(504)	(193)	(911)
Purchases	9,818	99,956	17,582	127,356
Settlements	(6,000)	—	—	(6,000)
Transfers out of Level 3	—	(99,452)	(17,427)	(116,879)
Balance at December 31, 2022	$9,653	$—	$4,891	$14,544

Changes in unrealized gains (losses) in net income relating to assets held at December 31, 2022	$45	$—	$38	$83	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at December 31, 2022	$(212)	$—	$(38)	$(250)

	Available-for-Sale Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance at January 1, 2021	$6,057	$4,891	$10,948
Total gains (losses) included in:
Net income	—	15	15	(1)
Other comprehensive income (loss)	(53)	(15)	(68)
Transfers into Level 3	3	—	3
Transfers out of Level 3	(3)	—	(3)
Balance at December 31, 2021	$6,004	$4,891	$10,895

Changes in unrealized gains (losses) in net income relating to assets held at December 31, 2021	$—	$15	$15	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at December 31, 2021	$(53)	$(15)	$(68)

	Available-for-Sale Securities				Equity Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance at January 1, 2020	$14,270	$4,834	$19,104		$72
Total gains (losses) included in:
Net income	(29)	26	(3)	(1)	—
Other comprehensive income (loss)	116	31	147		—
Sales	—	—	—		(113)
Settlements	(8,300)	—	(8,300)		—
Transfers into Level 3	—	—	—		113
Transfers out of Level 3	—	—	—		(72)
Balance at December 31, 2020	$6,057	$4,891	$10,948		$—

Changes in unrealized gains (losses) in net income relating to assets held at December 31, 2020	$—	$26	$26	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at December 31, 2020	$116	$31	$147		$—
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets:

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$9,650	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1%	1.1%

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$6,001	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9%	0.9%
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
Level 3 securities include certain corporate bonds, non-agency residential mortgage backed securities, commercial mortgage backed securities, asset backed securities and equity securities with fair value typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to ACC. ACC’s privately placed corporate bonds are typically based on a single non-binding broker quote.
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
Derivatives
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both December 31, 2022 and 2021. See Note 9 and Note 10 for further information on the credit risk of derivative instruments and related collateral.
Liabilities
Stock Market Certificate Embedded Derivatives
ACC uses Black-Scholes models to determine the fair value of the embedded derivative liability associated with the provisions of its stock market certificates. The inputs to these calculations are primarily market observable and include interest rates, volatilities and equity index levels. As a result, these measurements are classified as Level 2.

Derivatives
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both December 31, 2022 and 2021. See Note 9 and Note 10 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
During the reporting periods, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	December 31, 2022
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$102,330	$—	$96,552	$3,024	$99,576
Commercial mortgage loans	102,163	—	—	95,676	95,676
Certificate loans	72	—	72	—	72
Financial Liabilities
Certificate reserves	$9,309,833	$—	$—	$9,253,304	$9,253,304

	December 31, 2021
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$105,622	$—	$99,691	$4,703	$104,394
Commercial mortgage loans	115,947	—	—	119,101	119,101
Certificate loans	83	—	83	—	83
Financial Liabilities
Certificate reserves	$5,296,636	$—	$—	$5,289,947	$5,289,947
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	December 31, 2022
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$8,786	$—	$8,786	$(6,641)	$(1,893)	$252
Total	$8,786	$—	$8,786	$(6,641)	$(1,893)	$252

	December 31, 2021
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$44,135	$—	$44,135	$(41,467)	$(2,635)	$33
Total	$44,135	$—	$44,135	$(41,467)	$(2,635)	$33
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	December 31, 2022
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$6,641	$—	$6,641	$(6,641)	$—	$—
Exchange-traded	8	—	8	—	—	8
Total	$6,649	$—	$6,649	$(6,641)	$—	$8

	December 31, 2021
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$41,467	$—	$41,467	$(41,467)	$—	$—
Exchange-traded	3	—	3	—	—	3
Total	$41,470	$—	$41,470	$(41,467)	$—	$3
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
ACC uses derivatives as economic hedges of equity risk related to Stock Market Certificates (“SMC”). ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	December 31, 2022			December 31, 2021
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Equity contracts (1)	$283,681	$8,786	$6,649	$400,458	$44,135	$41,470
Embedded derivatives
Stock market certificates (2)	N/A	—	3,572	N/A	—	3,853
Total derivatives	$283,681	$8,786	$10,221	$400,458	$44,135	$45,323
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
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Years Ended December 31,
		2022	2021	2020
		(in thousands)
Equity contracts
Stock market certificates	Net provision for certificate reserves	$(580)	$1,403	$1,271
Stock market certificates embedded derivatives	Net provision for certificate reserves	439	(1,173)	(1,214)
Total		$(141)	$230	$57
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
Ameriprise Step-Up Rate Certificates (“SRC”) offer the ability to step up to a higher crediting rate based upon the then-current rate for a new SRC with the same term. The SRC was closed to new sales effective April 1, 2020. ACC does not currently hedge the interest rate risk related to the SRC product. The SRC product contains an embedded derivative, which was not material as of both December 31, 2022 and 2021.
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

11. Income Taxes
The components of income tax provision were as follows:

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Current income tax
Federal	$16,874	$5,738	$5,576
State and local	3,089	617	1,065
Total current income tax	19,963	6,355	6,641
Deferred income tax
Federal	(778)	1,397	2,188
State and local	(149)	260	438
Total deferred income tax	(927)	1,657	2,626
Total income tax provision	$19,036	$8,012	$9,267
The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 21% were as follows:

	Years Ended December 31,
	2022	2021	2020
Tax at U.S. statutory rate	21.0%	21.0%	21.0%
Changes in taxes resulting from:
State income tax, net	3.0	2.1	3.0
Other	0.8	1.0	(0.1)
Income tax provision	24.8%	24.1%	23.9%
Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. Deferred income tax assets and liabilities are measured at the statutory rate of 21% as of both December 31, 2022 and 2021. The significant components of ACC’s deferred income tax assets and liabilities, which are included in Other Assets: Deferred taxes, net or Deferred taxes, net, respectively, were as follows:

	December 31,
	2022	2021
	(in thousands)
Deferred income tax assets
Net unrealized losses on Available-for-Sale securities	$37,081	$—
Certificate reserves	2,766	1,057
Total deferred income tax assets	39,847	1,057

Deferred income tax liabilities
Investments, including bond discounts and premiums	1,955	1,173
Net unrealized gains on Available-for-Sale securities	—	4,441
Total deferred income tax liabilities	1,955	5,614
Net deferred income tax assets (liabilities)	$37,892	$(4,557)
Based on analysis of ACC’s tax position, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of both December 31, 2022 and 2021.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	2022	2021	2020
	(in thousands)
Balance at January 1	$3,826	$3,531	$3,767
Additions based on tax positions related to the current year	586	316	167
Additions for tax positions of prior years	—	82	—
Reductions for tax positions of prior years	(33)	—	(194)
Reductions due to lapse of statute of limitations	(37)	(103)	(209)
Balance at December 31	$4,342	$3,826	$3,531
If recognized, approximately $3.4 million, $3.0 million and $2.8 million, net of federal tax benefits, of unrecognized tax benefits as of December 31, 2022, 2021 and 2020, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. ACC estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $982 thousand in the next 12 months primarily due to state exams.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized a net increase of $163 thousand, $102 thousand and $133 thousand in interest and penalties for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, ACC had a payable of $778 thousand and $615 thousand, respectively, related to accrued interest and penalties.
ACC files income tax returns as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. The federal statute of limitations are closed on years through 2015, except for one issue for 2014 and 2015 which was claimed on amended returns. The Internal Revenue Service (“IRS”) is currently auditing Ameriprise Financial’s U.S. income tax returns for 2016 through 2020. Ameriprise Financial’s or ACC’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2015 through 2020.
12. Contingencies
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

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers
December 31, 2022

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CASH EQUIVALENTS
CERTIFICATE OF DEPOSITS
AUSTRALIA AND NEW ZEALAND BANK	1/3/2023	4.320%	$76,400	$76,400	$76,400
CANADIAN IMPERIAL BANK OF COMMERCE	1/3/2023	4.290	25,000	25,000	25,000
TOTAL CERTIFICATE OF DEPOSITS				101,400	101,400

COMMERCIAL PAPER
AMERICAN ELECTRIC POWER COMPANY INC	1/6/2023	—	30,000	29,979	29,979
CENTERPOINT ENERGY INC	1/3/2023	—	40,000	39,986	39,986
CLOROX COMPANY	1/11/2023	—	10,000	9,986	9,986
CONSOLIDATED EDISON INC	1/9/2023	—	30,000	29,969	29,969
DTE ENERGY COMPANY	1/6/2023	—	22,900	22,885	22,885
DTE ENERGY COMPANY	1/10/2023	—	4,000	3,995	3,995
DOMINION ENERGY INC	1/10/2023	—	14,000	13,983	13,983
DOMINION ENERGY INC	1/18/2023	—	36,000	35,917	35,917
DUKE ENERGY CORP	1/5/2023	—	15,000	14,992	14,992
DUKE ENERGY CORP	1/13/2023	—	25,000	24,962	24,962
DUKE ENERGY CORP	1/18/2023	—	10,000	9,978	9,978
EATON CORPORATION PLC	1/5/2023	—	47,000	46,972	46,972
ENBRIDGE INC	1/3/2023	—	13,400	13,395	13,395
ENBRIDGE INC	1/13/2023	—	30,000	29,951	29,951
EVERGY INC	1/3/2023	—	54,000	53,983	53,983
EVERSOURCE ENERGY	1/10/2023	—	40,000	39,951	39,951
EXELON CORPORATION	1/9/2023	—	25,000	24,971	24,971
EXELON CORPORATION	1/18/2023	—	24,500	24,443	24,443
FISERV INC	1/13/2023	—	13,000	12,979	12,979
FISERV INC	1/26/2023	—	20,000	19,931	19,931
HEWLETT PACKARD ENTERPRISE CO	1/4/2023	—	25,000	24,990	24,990
HEWLETT PACKARD ENTERPRISE CO	1/5/2023	—	25,000	24,986	24,986
MCKESSON CORP	1/6/2023	—	25,000	24,983	24,983
MONDELEZ INTERNATIONAL INC	1/10/2023	—	21,000	20,975	20,975
MONDELEZ INTERNATIONAL INC	1/20/2023	—	30,000	29,926	29,926
NISOURCE INC	1/6/2023	—	16,000	15,989	15,989
ORACLE CORPORATION	1/4/2023	—	46,375	46,357	46,357
REPUBLIC SERVICES INC	1/3/2023	—	25,000	24,993	24,993
REPUBLIC SERVICES INC	1/19/2023	—	20,000	19,951	19,951
SOUTHERN COMPANY THE	1/17/2023	—	34,000	33,939	33,939
SUNCOR ENERGY INC	1/3/2023	—	20,000	19,995	19,995
SUNCOR ENERGY INC	1/6/2023	—	10,000	9,993	9,993
SUNCOR ENERGY INC	1/17/2023	—	12,400	12,373	12,373
SYSCO CORPORATION	1/3/2023	—	25,100	25,094	25,094
THOMSON REUTERS CORPORATION	1/11/2023	—	50,000	49,933	49,933
TC ENERGY CORP	1/3/2023	—	19,000	18,995	18,995
VODAFONE GROUP PLC	1/3/2023	—	40,000	39,990	39,990
WEC ENERGY GROUP INC	1/3/2023	—	27,800	27,791	27,791
WILLIAMS COMPANIES INC	1/10/2023	—	40,000	39,950	39,950
XCEL ENERGY INC	1/6/2023	—	30,000	29,978	29,978
XCEL ENERGY INC	1/11/2023	—	13,700	13,681	13,681
TOTAL COMMERCIAL PAPER				1,058,070	1,058,070
TOTAL CASH EQUIVALENTS				1,159,470	1,159,470

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2022

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FIXED MATURITIES
U.S. GOVERNMENT AND AGENCY OBLIGATIONS
UNITED STATES TREASURY BILL	1/26/2023	—	50,000	49,895	49,879
UNITED STATES TREASURY BILL	2/23/2023	—	50,000	49,768	49,700
UNITED STATES TREASURY BILL	4/20/2023	—	50,000	49,345	49,350
UNITED STATES TREASURY BILL	5/18/2023	—	120,000	117,950	117,981
UNITED STATES TREASURY BILL	6/15/2023	—	150,000	146,794	146,992
UNITED STATES TREASURY BILL	1/5/2023	—	50,000	49,986	49,989
UNITED STATES TREASURY BILL	1/12/2023	—	50,000	49,958	49,955
UNITED STATES TREASURY BILL	1/19/2023	—	50,000	49,925	49,918
UNITED STATES TREASURY BILL	2/2/2023	—	50,000	49,875	49,843
UNITED STATES TREASURY BILL	2/9/2023	—	50,000	49,835	49,800
UNITED STATES TREASURY BILL	2/16/2023	—	50,000	49,805	49,751
UNITED STATES TREASURY BILL	3/2/2023	—	50,000	49,721	49,655
UNITED STATES TREASURY BILL	3/9/2023	—	50,000	49,681	49,618
UNITED STATES TREASURY BILL	4/13/2023	—	50,000	49,418	49,437
UNITED STATES TREASURY BILL	4/27/2023	—	120,000	118,270	118,329
UNITED STATES TREASURY BILL	5/4/2023	—	120,000	118,157	118,203
UNITED STATES TREASURY BILL	5/11/2023	—	120,000	118,031	118,064
UNITED STATES TREASURY BILL	5/25/2023	—	150,000	147,260	147,344
UNITED STATES TREASURY BILL	6/1/2023	—	150,000	147,114	147,205
UNITED STATES TREASURY BILL	6/8/2023	—	150,000	146,968	147,072
UNITED STATES TREASURY BILL	6/22/2023	—	150,000	146,718	146,819
UNITED STATES TREASURY BILL	6/29/2023	—	150,000	146,575	146,616
UNITED STATES TREASURY BILL	10/5/2023	—	115,000	111,473	111,145
UNITED STATES TREASURY BOND	11/15/2028	5.250	200	206	212
UNITED STATES TREASURY BOND	8/15/2024	2.375	56	55	54
TOTAL U. S. GOVERNMENT AND AGENCY OBLIGATIONS				2,062,783	2,062,931

STATE AND MUNICIPAL OBLIGATIONS
STATE OF CONNECTICUT	7/1/2023	2.000	750	751	742
DALLAS FORT WORTH TEXAS INTL AIRPORT	11/1/2023	1.041	250	250	242
DALLAS FORT WORTH TEXAS INTL AIRPORT	11/1/2024	1.229	250	250	234
DALLAS FORT WORTH TEXAS INTL AIRPORT	11/1/2025	1.329	1,000	1,000	904
GREAT LAKES WATER AUTHORITY	7/1/2024	1.604	600	600	573
GREAT LAKES WATER AUTHORITY	7/1/2025	1.654	600	600	555
LONG ISLAND POWER AUTHORITY	3/1/2023	0.764	1,000	1,000	994
PORT AUTHORITY OF NEW YORK	7/1/2023	1.086	5,000	5,000	4,911
TOTAL STATE AND MUNICIPAL OBLIGATIONS				9,451	9,155

RESIDENTIAL MORTGAGE BACKED SECURITIES
AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES
FANNIE MAE AF-204620	11/15/2042	4.560	3,481	3,473	3,425
FANNIE MAE FA-204624	12/15/2038	4.570	10,194	10,166	10,042
FANNIE MAE 06-36 GF	5/25/2036	4.689	2,341	2,350	2,291
FANNIE MAE 07-46 FB	5/25/2037	4.759	599	601	585
FANNIE MAE 07-6	2/25/2037	4.839	4,039	4,045	3,950
FANNIE MAE 09-107 FL	2/25/2038	2.192	1,237	1,243	1,206
FANNIE MAE FK-2010-123	11/25/2040	4.839	4,843	4,886	4,726

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2022

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE 12-133	4/25/2042	4.639	2,866	2,857	2,757
FANNIE MAE FA-2013-1	2/25/2043	4.739	4,412	4,427	4,265
FANNIE MAE 13-2 KF	1/25/2037	4.569	3,468	3,460	3,357
FANNIE MAE AF-2015-22C	4/25/2045	4.470	6,407	6,384	6,210
FANNIE MAE KF-2015-27	5/25/2045	4.689	5,526	5,511	5,424
FANNIE MAE DF-2015-38	6/25/2055	4.430	9,367	9,307	9,146
FANNIE MAE FA-2015-4	2/25/2045	4.470	2,313	2,315	2,248
FANNIE MAE AF-2015-42	6/25/2055	4.450	5,888	5,857	5,805
FANNIE MAE_15-50	7/25/2045	4.470	9,682	9,671	9,393
FANNIE MAE FA-2015-55	8/25/2055	4.470	3,948	3,932	3,911
FANNIE MAE FW-2015-84	11/25/2045	4.470	6,719	6,710	6,513
FANNIE MAE AF-2015-91	12/25/2045	4.490	6,279	6,250	6,199
FANNIE MAE_15-93	8/25/2045	4.739	1,983	1,978	1,938
FANNIE MAE_16-11	3/25/2046	4.670	4,050	4,053	3,920
FANNIE MAE AF-2016-11	3/25/2046	4.620	2,902	2,896	2,875
FANNIE MAE 16-2	2/25/2056	4.600	1,965	1,962	1,967
FANNIE MAE WF-2016-68	10/25/2046	4.570	2,287	2,289	2,216
FANNIE MAE FT-2016-84	11/25/2046	4.889	6,428	6,488	6,241
FANNIE MAE AF-2016-87	11/25/2046	4.520	4,279	4,276	4,148
FANNIE MAE AF-2016-88	12/25/2046	4.560	3,441	3,441	3,354
FANNIE MAE DF-2017-16	3/25/2047	4.540	2,028	2,036	1,951
FANNIE MAE FL-2017-4	2/25/2047	4.570	4,706	4,706	4,605
FANNIE MAE FC-2017-51	7/25/2047	4.739	16,642	16,692	16,032
FANNIE MAE FNMA_17-8	2/25/2047	4.789	33,069	33,069	32,312
FANNIE MAE FC-2018-73	10/25/2048	4.689	20,917	20,861	20,103
FANNIE MAE AF-2018-87	12/25/2048	4.420	11,839	11,787	11,519
FANNIE MAE_CF-2019-33	7/25/2049	4.859	11,298	11,319	10,935
FANNIE MAE FC-2019-76	12/25/2049	4.889	10,175	10,172	9,913
FANNIE MAE_FA-2020-47	7/25/2050	4.789	28,521	28,521	27,791
FANNIE MAE FNMA_22-44	7/25/2052	4.328	17,958	17,925	17,479
FANNIE MAE_YF-204979	6/25/2050	4.839	19,039	19,055	18,504
FANNIE MAE 09-101	12/25/2039	5.229	5,096	5,168	5,099
FREDDIE MAC 1Q1572	5/1/2038	2.714	4,052	4,261	4,072
FREDDIE MAC 848416	2/1/2041	2.226	2,318	2,416	2,314
FREDDIE MAC 848530	9/1/2039	3.330	1,063	1,120	1,073
FREDDIE MAC 849281	8/1/2037	3.751	2,344	2,482	2,376
FREDDIE MAC SB0752	10/1/2037	4.500	14,766	14,459	14,684
FREDDIE MAC SB8155	5/1/2037	3.000	30,894	29,997	28,936
FREDDIE MAC SB8191	10/1/2037	4.500	37,782	36,962	37,540
FREDDIE MAC SB8197	12/1/2037	4.000	34,732	34,048	33,897
FREDDIE MAC 781884	8/1/2034	4.250	175	177	177
FREDDIE MAC LF-204475	4/15/2040	4.430	1,253	1,252	1,232
FREDDIE MAC FB-204495	11/15/2038	4.470	4,832	4,809	4,759
FREDDIE MAC 5258	8/25/2052	4.428	49,240	49,240	48,134
FREDDIE MAC 1H2520	6/1/2035	3.504	1,192	1,256	1,207
FREDDIE MAC 1N1474	5/1/2037	4.760	29	30	29
FREDDIE MAC 1Q1515	11/1/2038	3.138	4,887	5,144	4,930
FREDDIE MAC 1Q1540	6/1/2040	2.590	2,094	2,229	2,109
FREDDIE MAC 1Q1548	8/1/2038	2.779	1,868	1,960	1,877
FREDDIE MAC 848922	4/1/2037	3.351	1,577	1,671	1,590

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2022

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FREDDIE MAC ARM 780514	5/1/2033	3.062	86	88	87
FREDDIE MAC ARM 780845	9/1/2033	4.296	40	39	41
FREDDIE MAC ARM 780903	9/1/2033	4.321	46	46	46
FREDDIE MAC ARM 845654	2/1/2024	2.625	1	1	1
FREDDIE MAC ARM 845730	11/1/2023	4.375	4	4	4
FREDDIE MAC 845733	4/1/2024	2.625	8	8	8
FREDDIE MAC ARM 846702	10/1/2029	4.460	—	—	—
FANNIE MAE 22-33	9/25/2038	4.328	21,843	21,843	21,362
FANNIE MAE 22-37	7/25/2052	4.328	45,484	45,443	44,590
FANNIE MAE 22-43 FB	7/25/2052	4.528	37,342	37,405	36,560
FANNIE MAE 22-66	10/25/2052	4.478	24,338	24,364	23,740
FANNIE MAE AL4110	3/1/2037	3.638	1,678	1,757	1,692
FANNIE MAE AL4100	9/1/2036	3.673	2,060	2,162	2,089
FANNIE MAE AL4114	2/1/2039	3.537	1,854	1,959	1,888
FANNIE MAE AS4507	2/1/2030	3.000	3,989	4,086	3,816
FANNIE MAE AS4878	4/1/2030	3.000	5,104	5,229	4,883
FANNIE MAE 725719	7/1/2033	3.231	131	131	130
FANNIE MAE 725694	7/1/2034	3.340	99	98	97
FANNIE MAE 834552	8/1/2035	4.100	113	114	114
FANNIE MAE BE5622	1/1/2032	2.500	11,390	11,462	10,649
FANNIE MAE BK0933	7/1/2033	3.500	4,097	4,140	3,939
FANNIE MAE BT1939	2/1/2037	2.000	9,035	8,962	8,058
FANNIE MAE CA1265	2/1/2033	3.000	9,513	9,467	9,053
FANNIE MAE CA2283	8/1/2033	3.500	4,461	4,454	4,290
FANNIE MAE FM9247	11/1/2036	2.000	6,978	7,157	6,215
FANNIE MAE FS2940	9/1/2037	4.500	14,487	14,144	14,398
FANNIE MAE MA3391	6/1/2033	3.000	5,433	5,385	5,103
FANNIE MAE MA4697	8/1/2042	4.000	19,375	19,419	18,356
FANNIE MAE 303970	9/1/2024	6.000	7	7	8
FANNIE MAE 725558	6/1/2034	3.337	31	31	31
FANNIE MAE 735034	10/1/2034	3.785	1,270	1,329	1,281
FANNIE MAE 735702	7/1/2035	3.629	907	930	922
FANNIE MAE 794787	10/1/2034	3.710	45	45	44
FANNIE MAE 799733	11/1/2034	3.809	117	119	115
FANNIE MAE 801337	9/1/2034	4.022	679	712	694
FANNIE MAE 801917	10/1/2034	4.070	159	160	157
FANNIE MAE 804561	9/1/2034	4.081	159	159	159
FANNIE MAE 807219	1/1/2035	3.918	353	355	352
FANNIE MAE 809532	2/1/2035	2.152	138	139	138
FANNIE MAE 889485	6/1/2036	3.784	1,049	1,064	1,062
FANNIE MAE 922674	4/1/2036	3.286	411	420	417
FANNIE MAE 968438	1/1/2038	3.905	313	328	307
FANNIE MAE 995123	8/1/2037	4.080	108	112	110
FANNIE MAE 995548	9/1/2035	3.503	535	545	541
FANNIE MAE 995604	11/1/2035	3.736	1,239	1,299	1,256
FANNIE MAE 995614	8/1/2037	3.407	211	222	209
FANNIE MAE AB5230	5/1/2027	2.500	2,060	2,080	1,972
FANNIE MAE AD0901	4/1/2040	2.841	978	1,037	985
FANNIE MAE AE0559	12/1/2034	3.595	1,307	1,365	1,315
FANNIE MAE AE0566	8/1/2035	3.437	1,215	1,270	1,231

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2022

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE AL1037	1/1/2037	3.261	1,204	1,273	1,224
FANNIE MAE AL2269	10/1/2040	3.783	974	1,033	987
FANNIE MAE AL3935	9/1/2037	3.720	2,904	3,052	2,941
FANNIE MAE AL3961	2/1/2039	2.644	929	978	935
FANNIE MAE AO8746	8/1/2027	2.500	3,921	3,987	3,745
FANNIE MAE ARM 190726	3/1/2033	5.402	16	16	16
FANNIE MAE ARM 249907	2/1/2024	2.750	3	3	3
FANNIE MAE ARM 303259	3/1/2025	2.480	4	4	3
FANNIE MAE ARM 545786	6/1/2032	3.290	142	143	141
FANNIE MAE ARM 620293	1/1/2032	4.400	23	23	23
FANNIE MAE ARM 651629	8/1/2032	3.935	21	21	20
FANNIE MAE ARM 655646	8/1/2032	3.965	69	69	68
FANNIE MAE ARM 655798	8/1/2032	3.854	157	157	155
FANNIE MAE ARM 661349	9/1/2032	4.270	67	67	68
FANNIE MAE ARM 661744	10/1/2032	4.062	99	99	100
FANNIE MAE ARM 664750	10/1/2032	3.863	56	56	55
FANNIE MAE ARM 670731	11/1/2032	3.540	49	49	48
FANNIE MAE ARM 670779	11/1/2032	3.435	220	220	216
FANNIE MAE ARM 670890	12/1/2032	3.665	74	75	73
FANNIE MAE ARM 670912	12/1/2032	3.665	54	54	52
FANNIE MAE ARM 670947	12/1/2032	3.665	129	130	126
FANNIE MAE ARM 722779	9/1/2033	2.788	57	57	56
FANNIE MAE ARM 733525	8/1/2033	3.750	219	212	218
FANNIE MAE ARM 739194	9/1/2033	3.854	240	241	240
FANNIE MAE ARM 743256	10/1/2033	3.859	53	53	53
FANNIE MAE ARM 743856	11/1/2033	4.227	29	29	30
FANNIE MAE ARM 758873	12/1/2033	3.911	46	46	46
FANNIE MAE HYBRID ARM 566074	5/1/2031	3.334	148	148	146
FANNIE MAE HYBRID ARM 584507	6/1/2031	3.589	87	87	88
FANNIE MAE MA1144	8/1/2027	2.500	1,840	1,873	1,747
FREDDIE MAC 2A-AOT-76	10/25/2037	2.016	3,529	3,588	3,018
FREDDIE MAC 4363 2014 FA	9/15/2041	3.027	1,425	1,427	1,368
FREDDIE MAC GF-204367	3/15/2037	4.470	6,827	6,814	6,584
FANNIE MAE F-2019-31	7/25/2049	4.839	20,466	20,456	19,831
FREDDIE MAC AF-204774	7/15/2042	4.420	3,897	3,891	3,854
FREDDIE MAC FHLMC_22-5278	11/25/2052	4.728	82,438	82,438	81,773
FREDDIE MAC F2-20350	9/15/2040	3.008	11,916	11,905	11,631
FREDDIE MAC FD-203928	9/15/2041	4.738	13,720	13,816	13,452
FREDDIE MAC 4159 FD	1/15/2043	4.668	3,344	3,355	3,284
FREDDIE MAC 4248	5/15/2041	4.768	5,327	5,335	5,234
FREDDIE MAC FD-204301	7/15/2037	4.718	4,646	4,674	4,558
FREDDIE MAC 4448	5/15/2040	4.440	3,870	3,850	3,734
FREDDIE MAC WF-204491	8/15/2039	4.440	2,360	2,357	2,317
FREDDIE MAC FL-204523	8/15/2038	4.470	3,660	3,637	3,543
FREDDIE MAC FA-204547	9/15/2040	4.570	3,309	3,303	3,212
FREDDIE MAC AF-204559	3/15/2042	4.620	4,275	4,258	4,216
FREDDIE MAC KF-204560	7/15/2040	4.670	5,057	5,047	5,034

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2022

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FREDDIE MAC 4595	10/15/2037	4.670	2,896	2,896	2,852
FREDDIE MAC AF-204615	10/15/2038	4.470	2,246	2,238	2,184
FANNIE MAE GF-204639	3/15/2036	4.570	9,968	9,940	9,834
FREDDIE MAC WF-204681	8/15/2033	4.470	13,473	13,463	13,284
FREDDIE MAC WF-204697	6/15/2038	4.470	9,048	9,047	8,982
FREDDIE MAC WF-204730	8/15/2038	4.470	18,280	18,190	18,347
FREDDIE MAC FA-204822	5/15/2035	4.568	28,734	28,730	28,296
FREDDIE MAC_JF-204981	6/25/2050	4.789	16,456	16,455	16,143
FREDDIE MAC 4981	6/25/2050	4.789	39,695	39,942	38,430
FREDDIE MAC FHLMC_5080	3/25/2051	4.148	16,567	16,567	15,143
FREDDIE MAC G16485	5/1/2033	3.000	6,640	6,598	6,244
FREDDIE MAC J32518	8/1/2030	3.000	5,067	5,197	4,853
FREDDIE MAC G30227	5/1/2023	5.500	6	6	6
FREDDIE MAC F4-20328	2/15/2038	2.993	2,528	2,530	2,465
GINNIE MAE FB-2013-151	2/20/2040	4.703	7,963	7,998	7,803
GINNIE MAE LF-2015-82	4/20/2041	2.430	2,568	2,568	2,508
GINNIE MAE AF-2020-36	3/20/2050	4.803	27,240	27,276	26,460
GINNIE MAE II 082573	7/20/2040	2.625	1,605	1,659	1,568
GINNIE MAE II 082431	12/20/2039	1.750	1,577	1,636	1,535
GINNIE MAE II 082710	1/20/2041	2.625	1,175	1,219	1,161
GINNIE MAE FC-2009-8	2/16/2039	5.226	6,040	6,188	6,074
GINNIE MAE FA-2014-43	3/20/2044	4.753	6,638	6,644	6,494
GINNIE MAE AF-2014-94	11/20/2041	2.124	1,655	1,658	1,567
GINNIE MAE AF-2015-18	2/20/2040	2.660	4,487	4,493	4,383
GINNIE MAE FA-2016-115	8/20/2046	4.753	14,639	14,719	14,269
GINNIE MAE MF-2016-108	8/20/2046	4.420	552	550	532
GINNIE MAE FC-2018-67	5/20/2048	4.653	4,500	4,503	4,356
GINNIE MAE 18-66	5/20/2048	4.603	3,569	3,569	3,479
GINNIE MAE 18-168	12/20/2048	4.753	13,679	13,680	13,340
GINNIE MAE 19-143	11/20/2049	4.803	12,908	12,952	12,609
GINNIE MAE 22-18	1/20/2052	4.026	23,582	23,541	22,626
GINNIE MAE 22-207	12/20/2052	4.346	58,722	58,722	58,722
GINNIE MAE 22-213	12/20/2052	4.346	75,000	75,000	75,000
GINNIE MAE 22-99	6/20/2052	4.376	39,532	39,580	38,454
GINNIE MAE 22-137	8/20/2052	4.276	24,903	24,887	24,363
GINNIE MAE 22-168	9/20/2052	4.326	74,446	74,446	72,745
GINNIE MAE II 082464	1/20/2040	2.625	601	642	593
GINNIE MAE II 082497	3/20/2040	2.625	1,100	1,164	1,086
GINNIE MAE II 082581	7/20/2040	2.625	2,026	2,162	1,979
GINNIE MAE II 082602	8/20/2040	2.625	3,703	3,956	3,617
GINNIE MAE II 082794	4/20/2041	2.875	1,903	2,024	1,881
GINNIE MAE II ARM 8157	3/20/2023	2.625	1	1	1
GINNIE MAE II ARM 8638	6/20/2025	2.875	14	14	14
GINNIE MAE AF-2014-129	10/20/2041	2.588	2,366	2,363	2,294
TOTAL AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				1,524,766	1,488,648

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2022

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES
ADJUSTABLE RATE MORTGAGE TRUST ARMT_04-2	2/25/2035	3.798	86	86	84
ANGEL OAK MORTGAGE TRUST AOMT_22-1	12/25/2066	2.881	27,928	27,919	24,741
ANGEL OAK MORTGAGE TRUST AOMT_19-1	11/25/2048	3.920	278	278	276
ANGEL OAK MORTGAGE TRUST AOMT_18-3	9/25/2048	3.649	126	126	125
ANGEL OAK MORTGAGE TRUST AOMT_20-5	5/25/2065	1.373	5,245	5,242	4,656
ANGEL OAK MORTGAGE TRUST AOMT_20-2	1/26/2065	2.531	1,730	1,746	1,560
ANGEL OAK MORTGAGE TRUST AOMT_20-3	4/25/2065	1.691	4,745	4,742	4,186
ANGEL OAK MORTGAGE TRUST AOMT_21-8	11/25/2066	1.820	11,743	11,740	9,868
APS RESECURITIZATION TRUST APS_16-3	11/27/2066	6.639	5,691	5,679	7,250
APS RESECURITIZATION TRUST APS_16-3	11/27/2046	6.639	5,064	5,052	6,441
ARROYO MORTGAGE TRUST ARRW_19-1	1/25/2049	3.805	5,634	5,627	5,252
ARRW_19-3	10/25/2048	2.962	3,914	3,911	3,522
BANK OF AMERICA MORTGAGE SECURITIES BOAMS_04-E	6/25/2034	3.587	680	677	644
BRAVO RESIDENTIAL FUNDING TRUST BRAVO_20-RPL1	5/26/2059	2.500	12,185	12,338	11,215
BRAVO RESIDENTIAL FUNDING TRUST BRAVO_22-NQM1	9/25/2061	3.626	20,041	20,019	18,786
BUNKER HILL LOAN DEPOSITARY TRUST BHLD_19-2	7/25/2049	2.879	6,236	6,231	5,817
BUNKER HILL LOAN DEPOSITARY TRUST BHLD_19-3	11/25/2059	2.724	2,868	2,866	2,738
CENTEX HOME EQUITY CXHE_03-A	12/25/2031	4.250	288	287	285
CHASE MORTGAGE FINANCE CORPORATION CHASE_07-A1	2/25/2037	3.492	945	937	902
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_15-5	8/25/2034	3.619	532	532	523
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_15-RP2 CMLTI_15-PS1	9/25/2042	3.750	1,307	1,316	1,219
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_15-11	3/25/2035	3.525	437	436	428
COLT FUNDING LLC COLT_20-2R	10/26/2065	1.325	6,117	6,114	5,297
COLT FUNDING LLC COLT_21-6	12/25/2066	1.907	21,708	21,702	18,446
COLT MORTGAGE LOAN TRUST COLT_22-2	2/25/2067	2.994	13,784	13,783	12,468
COLT MORTGAGE LOAN TRUST COLT_22-1	12/27/2066	2.284	21,554	21,548	18,751
COUNTRYWIDE HOME LOANS CWHL_03-46	1/19/2034	3.912	726	735	667
CREDIT SUISSE MORTGAGE TRUST CSMC_15-6R	7/27/2035	3.275	215	215	213
CREDIT SUISSE MORTGAGE TRUST CSMC_17-FHA1	4/25/2047	3.250	9,961	10,040	8,844
CREDIT SUISSE MORTGAGE TRUST CSMC_17-RPL3	8/1/2057	4.000	17,326	17,837	15,563
CREDIT SUISSE MORTGAGE TRUST CSMC_19-NQM1	10/25/2059	2.656	1,264	1,263	1,195
CREDIT SUISSE MORTGAGE TRUST CSMC_20-SPT1	4/25/2065	1.616	1,935	1,934	1,873
CREDIT SUISSE MORTGAGE TRUST CSMC_22-ATH1	1/25/2067	2.870	15,338	15,334	13,994
CREDIT SUISSE MORTGAGE TRUST CSMC_22-ATH2	5/25/2067	4.547	19,113	19,111	18,566
CREDIT SUISSE MORTGAGE TRUST CSMC_17-RPL1	7/25/2057	2.750	7,612	7,601	6,948
CS FIRST BOSTON MORTGAGE SECURITIES CORP. CSFB_04-AR3	4/25/2034	3.452	197	199	179
CSMC TRUST CSMC_21-NQM8	10/25/2066	1.841	25,764	25,763	21,597
CREDIT SUISSE MORTGAGE TRUST CSMC_19-AFC1	7/25/2049	2.573	7,015	7,010	6,518
DEEPHAVEN RESIDENTIAL MORTGAGE TRUST DRMT_22-1	1/25/2067	2.205	22,487	22,476	19,516
ELLINGTON FINANCIAL MORTGAGE TRUST EFMT_22-1	1/25/2067	2.206	22,006	22,001	18,639
ELLINGTON FINANCIAL MORTGAGE TRUST EFMT_19-2	11/25/2059	2.739	5,266	5,261	4,867
FIRST HORIZON ALTERNATIVE MORTGAGE SECURITIES FHAMS_04-AA4	10/25/2034	4.010	141	143	139
GCAT TRUST GCAT_22-HX1	12/27/2066	2.885	18,116	18,112	16,200
GCAT_19-NQM3	11/25/2059	2.686	4,031	4,028	3,730
GMAC MORTGAGE CORPORATION LOAN TRUST GMACM_04-AR2	8/19/2034	3.971	186	186	160

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2022

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

GMAC MORTGAGE CORPORATION LOAN TRUST GMACM_04-AR2	8/19/2034	3.417	113	113	97
GS MORTGAGE SECURITIES TRUST GSMBS_18-RPL1	10/25/2057	3.750	5,547	5,500	5,236
GSR MORTGAGE LOAN TRUST GSR_05-AR1	1/25/2035	4.217	612	613	558
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-7	11/19/2034	3.426	185	184	167
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-1	4/19/2034	4.154	99	100	93
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-10	1/19/2035	3.606	124	125	114
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-4	6/19/2034	4.893	29	29	27
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-6	8/19/2034	3.776	73	73	65
IMPERIAL FUND MORTGAGE TRUST IMPRL_21-NQM4	1/25/2057	2.091	27,546	27,541	23,095
JP MORGAN MORTGAGE TRUST JPMMT_19-LTV2	12/25/2049	5.289	102	102	101
MELLO MORTGAGE CAPITAL ACCEPTANCE MELLO_21-INV3	10/25/2051	2.500	22,602	22,891	18,158
MERRILL LYNCH MORTGAGE INVESTORS INC MLMI_05-A2	2/25/2035	3.046	392	392	358
METLIFE SECURITIZATION TRUST MST_17-1A	4/25/2055	3.000	6,013	6,040	5,613
METLIFE SECURITIZATION TRUST MST_18-1A	3/25/2057	3.750	5,761	5,763	5,409
MFA TRUST MFRA_20-NQM3	1/26/2065	1.014	2,582	2,581	2,289
MILL CITY MORTGAGE LOAN TRUST MCMLT_17-3	1/25/2061	2.750	4,736	4,736	4,489
MILL CITY MORTGAGE TRUST MCMLT_17-2	7/25/2059	2.750	2,327	2,326	2,276
MILL CITY MORTGAGE TRUST MCMLT_18-3	8/25/2058	3.472	2,848	2,886	2,701
MILL CITY MORTGAGE TRUST MCMLT_19-1	10/25/2069	3.250	4,681	4,711	4,402
MILL CITY MORTGAGE TRUST MCMLT_19-GS1	7/25/2059	2.750	6,082	6,092	5,652
MERRILL LYNCH MORTGAGE INVESTORS TRUST MLCC_04-1	12/25/2034	3.139	101	101	92
MERRILL LYNCH MORTGAGE INVESTORS TRUST MLMI_03-A5	8/25/2033	3.494	205	204	189
MERRILL LYNCH MORTGAGE INVESTORS INC MLMI_05-A1	12/25/2034	4.180	117	117	113
MORGAN STANLEY MORTGAGE LOAN TRUST MSM_04-10AR	11/25/2034	4.402	203	205	186
MORGAN STANLEY MORTGAGE LOAN TRUST MSM_04-10AR	11/25/2034	4.023	89	90	83
MSRR_15-R7	6/26/2035	3.548	564	563	551
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_19-NQM4	9/25/2059	2.492	1,555	1,554	1,410
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_17-3A	4/25/2057	4.000	8,799	9,022	8,304
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_16-1A	3/25/2056	3.750	4,063	4,171	3,734
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_16-2A	11/26/2035	3.750	2,872	2,930	2,659
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_16-3A	9/25/2056	3.750	7,705	7,927	7,063
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_17-1A	2/25/2057	4.000	6,902	7,048	6,487
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_17-2A	3/25/2057	4.000	8,288	8,516	7,765
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_16-4A	11/25/2056	3.750	8,574	8,805	7,700
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_17-6A	8/27/2057	4.000	6,617	6,767	6,135
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_19-RPL3	7/25/2059	2.750	9,078	9,272	8,435
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_14-3A	11/25/2054	3.750	1,458	1,482	1,333
NATIONSTAR MORTGAGE LOAN TRUST NSMLT_13-A	12/25/2052	3.750	610	619	558
OCEANVIEW MORTGAGE LOAN TRUST OVMLT_20-1	5/28/2050	1.733	2,844	2,842	2,523
ONSLOW BAY FINANCIAL LLC OBX_21-INV1	9/25/2051	2.500	20,963	21,202	16,824
RESIDENTIAL MORTGAGE LOAN TRUST RMLT_19-2	5/25/2059	2.913	2,137	2,134	2,081
RESIDENTIAL MORTGAGE LOAN TRUST RMLT_19-3	9/25/2059	2.633	2,684	2,680	2,595
RUN_22-NQM1	3/25/2067	4.000	9,493	9,423	9,062
SASC_03-24A	7/25/2033	4.481	254	256	237
STAR_20-3	4/25/2065	1.486	2,154	2,153	1,984

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2022

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

STARWOOD MORTGAGE RESIDENTIAL TRUST STAR_22-1	12/25/2066	2.447	26,004	25,996	22,277
STRUCTURED ASSET INVESTMENT LOAN TRUST SAIL_03-BC5	6/25/2033	5.141	979	956	968
TOWD POINT MORTGAGE TRUST TPMT_17-3	7/25/2057	2.750	2,885	2,885	2,772
TOWD POINT MORTGAGE TRUST TPMT_15-3	3/25/2054	3.500	109	109	108
TOWD POINT MORTGAGE TRUST TPMT_17-4	6/25/2057	2.750	5,520	5,527	5,100
TOWD POINT MORTGAGE TRUST TPMT_19-HY1	10/25/2048	5.389	2,365	2,371	2,346
UWM MORTGAGE TRUST UWM_21-INV1	9/25/2051	2.500	22,526	22,871	18,125
VERUS SECURITIZATION TRUST VERUS_19-4	11/25/2059	2.642	1,892	1,890	1,801
VERUS SECURITIZATION TRUST VERUS_19-INV3	11/25/2059	2.692	4,195	4,191	3,983
VERUS SECURITIZATION TRUST VERUS_21-R1	10/25/2063	0.820	6,710	6,708	5,901
VERUS SECURITIZATION TRUST VERUS_21-7	10/25/2066	1.829	16,342	16,338	13,998
VERUS SECURITIZATION TRUST VERUS_22-1	1/25/2067	2.724	18,187	18,182	16,146
VISIO_19-2	11/25/2054	2.722	12,423	12,368	11,608
WAMU MORTGAGE PASS-THROUGH CERTIFICATES WAMU_03-AR6	6/25/2033	3.390	276	275	254
WAMU MORTGAGE PASS-THROUGH CERTIFICATES WAMU_04-AR10	7/25/2044	3.714	184	185	167
WAMU MORTGAGE PASS-THROUGH CERTIFICATES WAMU_05-AR3	3/25/2035	2.868	408	408	368
WAMU MORTGAGE PASS-THROUGH CERTIFICATES WAMU_05-AR4	4/25/2035	2.986	1,224	1,220	1,087
WELLS FARGO MORTGAGE BACKED SECURITIES TRUST WFMBS_04-K	7/25/2034	3.668	315	323	316
TOTAL NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				685,867	611,216
TOTAL RESIDENTIAL MORTGAGE BACKED SECURITIES				2,210,633	2,099,864

ASSET BACKED SECURITIES
AFFIRM ASSET SECURITIZATION TRUST AFFRM_22-A	5/17/2027	4.300	18,000	17,644	17,083
ALLY AUTO RECEIVABLES TRUST ALLYA_22-3	6/16/2025	5.290	25,000	24,999	25,107
ALLY AUTO RECEIVABLES TRUST ALLYA_22-3	4/15/2027	5.070	16,800	16,799	16,867
AMERICAN CREDIT ACCEPTANCE RECEIVABLES TRUST ACAR_22-4	5/13/2026	6.200	36,109	36,107	36,123
AMERICREDIT AUTOMOBILE RECEIVABLES TRUST AMCAR_22-2	12/18/2025	4.200	35,218	35,216	34,943
APIDOS CLO APID_15-20A	7/16/2031	5.179	20,000	20,000	19,683
APIDOS CLO APID_20-33A	10/24/2034	5.475	22,000	22,000	21,455
BAIN CAPITAL CREDIT CLO BCC_20-5A	1/20/2032	5.463	40,000	40,000	39,323
BALLYROCK LTD BALLY_18-1A	4/20/2031	5.243	40,000	40,000	39,343
BRAZOS HIGHER EDUCATION AUTHORITY INC BRHEA_10-1	2/25/2035	5.899	17,853	17,755	17,737
BROAD RIVER BSL FUNDING CLO BDRVR_20-1	7/20/2034	5.413	16,000	16,000	15,486
CIFC FUNDING LTD CIFC_17-1A	4/23/2029	5.288	12,186	12,067	12,065
CARLYLE GLOBAL MARKET STRATEGIES CGMS_13-3A	10/15/2030	5.179	12,239	12,248	12,102
CARLYLE GLOBAL MARKET STRATEGIES CGMS_13-4A	1/15/2031	5.079	19,710	19,709	19,464
CARLYLE GLOBAL MARKET STRATEGIES CGMS_14-1A	4/17/2031	5.049	29,909	29,178	29,434
CARMAX AUTO OWNER TRUST CARMX_22-4	12/15/2025	4.707	37,500	37,500	37,616
COLLEGE LOAN CORPORATION TRUST COLLE_02-2	3/1/2042	3.586	10,000	8,965	9,909
DT AUTO OWNER TRUST DTAOT_22-3	10/15/2026	6.050	42,822	42,820	42,943
DRYDEN SENIOR LOAN FUND DRSLF_18-55A	4/15/2031	5.099	12,000	12,000	11,841
EDUCATIONAL SERVICES OF AMERICA INC EDUSA_12-2	4/25/2039	5.119	1,288	1,287	1,285
EDUCATIONAL SERVICES OF AMERICA INC EDUSA_14-1	2/25/2039	5.089	4,331	4,291	4,262
EDUCATIONAL SERVICES OF AMERICA INC EDUSA_14-3	2/25/2036	4.989	372	367	363
EXETER AUTOMOBILE RECEIVABLES TRUST EART_22-3	8/15/2024	3.450	23,056	23,056	23,009
EXETER AUTOMOBILE RECEIVABLES TRUST EART_22-6	11/17/2025	5.730	34,410	34,410	34,438
EXETER AUTOMOBILE RECEIVABLES TRUST EART_22-6	8/17/2026	5.700	10,000	9,999	10,029

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2022

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FLAGSHIP CREDIT AUTO TRUST FCAT_22-4	9/15/2026	6.150	48,000	47,996	48,272
FORD CREDIT AUTO OWNER TRUST FORDO_22-D	8/15/2025	5.370	10,000	9,999	10,006
FORD CREDIT AUTO OWNER TRUST FORDO_22-D	8/15/2025	4.567	21,000	21,000	21,010
FORD CREDIT AUTO OWNER TRUST FORDR_19-1	7/15/2030	3.520	15,553	15,259	15,256
FORD CREDIT AUTO OWNER TRUST FORDR_18-1	7/15/2031	3.190	50,613	48,623	48,400
FREED ABS TRUST FREED_22-4FP	12/18/2029	6.490	11,951	11,951	11,968
GM FINANCIAL CONSUMER AUTOMOBILE RECEIVABLES TRUST GMCAR_22-4	11/17/2025	4.600	15,000	14,999	14,934
GM FINANCIAL CONSUMER AUTOMOBILE RECEIVABLES TRUST GMCAR_22-4	11/17/2025	4.458	30,000	30,000	30,037
GLS AUTO RECEIVABLES TRUST GCAR_22-3	5/15/2026	4.590	30,000	29,998	29,755
GOLDENTREE LOAN MANAGEMENT US CLO1 LTD GLM_20-7	4/20/2034	5.313	16,750	16,750	16,267
321 HENDERSON RECEIVABLES LLC HENDR_10-3A	12/15/2048	3.820	387	387	376
MADISON PARK FUNDING LTD MDPK_21-48A	4/19/2033	5.377	40,000	40,000	39,333
MAGNETITE CLO LTD MAGNE_12-7A	1/15/2028	4.879	12,090	11,940	11,935
MAGNETITE CLO LIMITED MAGNE_20-26	7/25/2034	5.478	25,000	25,000	24,369
MARLETTE FUNDING TRUST MFT_22-3	11/15/2032	5.180	29,224	29,222	28,983
MERCEDES-BENZ AUTO RECEIVABLES TRUST MBART_22-1	10/15/2025	5.260	30,000	29,998	30,055
MISSISSIPPI HIGHER EDUCATION ASSISTANCE CORP MHEAC_14-1	10/25/2035	5.067	2,980	2,934	2,927
NAVIENT STUDENT LOAN TRUST NAVSL_18-DA	12/15/2059	5.118	6,513	6,496	6,299
NISSAN AUTO LEASE TRUST NALT_22-A	8/15/2024	3.450	28,317	28,317	28,092
NORTHSTAR EDUCATION FINANCE INC NEF_02-1	4/1/2042	6.138	5,000	4,817	4,891
OZLM LTD OZLM_17-21A	1/20/2031	5.393	16,000	16,011	15,708
OAKC_21-8A	1/18/2034	5.384	30,000	30,000	29,410
ONEMAIN DIRECT AUTO RECEIVABLES TRUST ODART_21-1A	7/14/2028	0.870	13,000	12,045	12,021
PAGAYA AI DEBT SELECTION TRUST PAID_22-5	6/17/2030	8.096	25,000	25,000	25,014
PALMER SQUARE LOAN FUNDING LTD PSTAT_20-1A	2/20/2028	5.475	6,571	6,497	6,525
RACE POINT CLO LTD RACEP_13-8A	2/20/2030	5.715	13,109	13,108	12,915
RR LTD RRAM_21-19A	10/15/2035	5.219	15,000	15,000	14,687
REACH FINANCIAL LLC REACH_22-2	5/15/2030	6.630	20,071	20,070	20,029
SLM STUDENT LOAN TRUST SLMA_06-2	1/25/2041	4.528	11,716	11,210	11,089
SLC STUDENT LOAN TRUST SLCLT_08-1	12/15/2032	4.893	2,058	2,075	2,035
SLM STUDENT LOAN TRUST SLMA_12-3	12/27/2038	5.039	4,473	4,500	4,286
SANTANDER DRIVE AUTO RECEIVABLES TRUST SDART_22-1	11/17/2025	1.940	16,775	16,509	16,524
SANTANDER DRIVE AUTO RECEIVABLES TRUST SDART_22-4	7/15/2025	4.050	30,768	30,768	30,702
SANTANDER DRIVE AUTO RECEIVABLES TRUST SDART_22-7	1/15/2026	5.810	50,000	49,999	50,179
SANTANDER DRIVE AUTO RECEIVABLES TRUST SDART_22-6	5/15/2025	4.370	15,000	15,000	14,916
SMB PRIVATE EDUCATION LOAN TRUST SMB_17-B	10/15/2035	2.820	4,147	4,146	3,982
SOFI CONSUMER LOAN PROGRAM LLC SCLP_22-1S	4/15/2031	6.210	30,000	30,000	29,975
THEOREM FUNDING TRUST THRM_22-3	4/15/2029	7.600	23,542	23,485	23,537
THEOREM FUNDING TRUST THRM_22-2	12/15/2028	6.060	20,101	20,101	19,749
TOYOTA AUTO LOAN EXTENDED NOTE TRUST TALNT_19-1A	11/25/2031	2.560	21,725	20,876	20,957
UPSTART SECURITIZATION TRUST UPST_22-2	5/20/2032	4.370	13,438	13,398	13,137
VERIZON MASTER TRUST VZMT_22-7	11/22/2027	5.230	10,000	9,998	10,060

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2022

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

VERIZON MASTER TRUST VZMT_22-7	11/22/2027	4.676	35,750	35,750	35,591
WESTLAKE AUTOMOBILE RECEIVABLES TRUST WLAKE_22-3A	7/15/2025	5.240	50,000	49,998	49,689
WORLD OMNI AUTO RECEIVABLE TRUST WOART_22-D	3/16/2026	4.657	27,500	27,500	27,480
TOTAL ASSET BACKED SECURITIES				1,463,147	1,455,272

COMMERCIAL MORTGAGE BACKED SECURITIES
AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES
FANNIE MAE 06-M2 A2A	10/25/2032	5.271	800	821	785
FREDDIE MAC KF77	2/25/2027	5.089	25,206	25,169	25,141
FREDDIE MAC KF77	2/25/2027	4.828	17,978	17,990	17,972
FREDDIE MAC KF78	3/25/2030	4.928	15,475	15,499	15,475
FREDDIE MAC AL-20KF88	9/25/2030	4.472	8,657	8,657	8,498
FREDDIE MAC AL-20KF90	9/25/2030	4.472	11,744	11,744	11,558
FREDDIE MAC AL-20K98	12/25/2030	4.312	15,319	15,319	15,133
FREDDIE MAC A-20KF50	7/25/2028	4.787	1,969	1,971	1,949
FREDDIE MAC AFLW-20KL3W	8/25/2025	4.837	14,531	14,543	14,392
FREDDIE MAC A-20KF53	10/25/2025	4.195	7,368	7,368	7,289
FREDDIE MAC A-20KF54	11/25/2028	4.867	21,043	21,044	20,952
FREDDIE MAC A-20KF55	11/25/2025	4.899	23,734	23,753	23,637
FREDDIE MAC A-20K56	11/25/2028	4.947	10,314	10,407	10,180
FREDDIE MAC A-20KF58	1/25/2026	4.889	21,740	21,765	21,607
FREDDIE MAC A-20KF59	2/25/2029	4.929	14,130	14,130	14,054
FREDDIE MAC A-20KF60	2/25/2026	4.879	16,083	16,102	15,950
FREDDIE MAC A-20KF61	3/25/2029	4.919	10,906	10,922	10,746
FREDDIE MAC KF67	8/25/2029	4.909	17,021	16,826	16,769
FREDDIE MAC KF74	1/25/2027	4.328	9,686	9,696	9,617
FREDDIE MAC KF76	1/25/2030	4.538	4,450	4,386	4,419
FREDDIE MAC AS-20KF84	7/25/2030	4.045	8,243	8,243	8,035
FREDDIE MAC AFL-2020-KXO	3/25/2030	4.472	14,224	14,224	14,050
FREDDIE MAC AL-20KF86	8/25/2027	4.432	3,203	3,203	3,140
FREDDIE MAC CERTS KF105	2/25/2031	4.178	20,233	20,264	19,606
FREDDIE MAC K-F120	8/25/2031	4.128	65,528	63,167	63,073
FREDDIE MAC KF128	12/25/2031	4.158	7,500	7,500	7,283
FREDDIE MAC KF129	1/25/2029	3.950	12,124	12,124	11,887
FREDDIE MAC KF139	6/25/2032	4.468	50,000	48,989	49,386
FREDDIE MAC KF146	10/25/2032	4.808	80,000	80,000	80,000
FREDDIE MAC KF148	11/25/2032	4.768	117,000	117,000	117,000
FREDDIE MAC A-20KF57	12/25/2028	4.927	9,528	9,528	9,468
FREDDIE MAC A10-20KS10	10/25/2028	4.999	19,460	19,467	19,125
FREDDIE MAC KF145	9/25/2032	4.828	120,000	120,012	120,000
FREDDIE MAC KF147	11/25/2032	4.808	116,500	116,504	116,272
FREDDIE MAC KF73	11/25/2029	4.989	26,972	27,001	26,696
FREDDIE MAC FHLMC_KF85	8/25/2030	4.442	3,620	3,620	3,561
FREDDIE MAC A-20KF52	9/25/2028	4.562	3,617	3,617	3,555
FREMF MORTGAGE TRUST AS-20KF97	12/25/2030	3.975	6,885	6,885	6,723
GINNIE MAE AC-2013-13	4/16/2046	1.700	1,413	1,380	1,250
GINNIE MAE 17-127	4/16/2052	2.500	5,624	5,599	5,050
GINNIE MAE 17-135	5/16/2049	2.200	13,371	13,309	12,270
GINNIE MAE 7-140	2/16/2059	2.500	5,974	5,951	5,492
GINNIE MAE 17-146	8/16/2047	2.200	5,285	5,268	4,950

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2022

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

GINNIE MAE AD-2016-1829	11/16/2043	2.250	2,538	2,540	2,455
GINNIE MAE AG-2016-39	1/16/2043	2.300	3,242	3,245	3,090
GINNIE MAE AG-2017-171	10/16/2048	2.250	3,297	3,283	3,148
TOTAL AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES				990,035	982,688

NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES
280 PARK AVENUE MORTGAGE TRUST PRK_17-280P	9/15/2034	5.117	40,000	40,000	39,027
ASHFORD HOSPITALITY TRUST INC AHT1_18-KEYS	6/15/2035	5.318	40,000	40,000	38,752
BANC OF AMERICA MERRILL LYNCH LARGE LOAN INC BAMLL_18-DSNY	9/15/2034	5.168	33,350	33,305	32,719
BARCLAYS COMMERCIAL MORTGAGE SECURITIES LLC BBCMS_19-BWAY	11/15/2034	5.274	10,000	9,984	9,302
BFLD TRUST BFLD_19-DPLO	10/15/2034	5.408	28,000	27,984	27,476
BHMS MORTGAGE TRUST BHMS_18-ATLS	7/15/2035	5.568	40,000	40,000	38,556
BRAEMAR HOTELS & RESORTS TRUST BHR_18-PRME	6/15/2035	5.138	19,768	19,767	18,978
BX COMMERCIAL MORTGAGE TRUST BX_19-XL	10/15/2036	5.352	48,923	48,363	48,251
BX COMMERCIAL MORTGAGE TRUST BX_19-ATL	10/15/2036	4.963	27,275	27,271	26,697
BX COMMERCIAL MORTGAGE TRUST BX_22-PSB	8/15/2039	6.776	48,440	48,302	48,344
BX COMMERCIAL MORTGAGE TRUST BX_21-XL2	10/15/2038	5.006	49,412	47,861	47,492
BX COMMERCIAL MORTGAGE TRUST BX_21-VOLT	9/15/2036	5.018	29,000	29,004	27,935
BX TRUST BX_18-GW	5/15/2035	5.118	38,592	38,567	37,621
BX TRUST BX_19-RP	6/15/2034	5.363	380	380	370
BX TRUST BX_22-GPA	10/15/2039	5.959	13,800	13,755	13,714
BX TRUST BX_22-MVRK	3/15/2039	5.793	15,000	14,963	14,648
CAMB COMMERCIAL MORTGAGE TRUST CAMB_19-LIFE	12/15/2037	5.388	15,000	15,000	14,775
CGDB COMMERCIAL MORTGAGE TRUST CGDB_19-MOB	11/15/2036	5.268	15,000	15,000	14,645
COLD STORAGE TRUST COLD_20-ICE5	11/15/2037	5.218	23,818	23,244	23,160
COLONY MORTGAGE CAPITAL LTD CLNY_19-IKPR	11/15/2038	5.447	20,000	19,950	19,051
COMM MORTGAGE TRUST COMM_19-521F	6/15/2034	5.218	16,510	16,511	15,786
DBGS MORTGAGE TRUST DBGS_18-5BP	6/15/2033	5.113	40,000	39,974	38,203
DBGS MORTGAGE TRUST DBGS_18-BIOD	5/15/2035	5.121	22,844	22,842	22,452
DBWF MORTGAGE TRUST DBWF_18-GLKS	12/19/2030	5.369	20,000	19,954	19,401
EXTENDED STAY AMERICA TRUST ESA_21-ESH	7/15/2038	5.398	36,871	35,972	35,807
GS MORTGAGE SECURITIES CORPORATION TRUST GSMS_22-ECI	8/15/2039	6.519	28,570	28,426	28,389
GS MORTGAGE SECURITIES CORPORATION TRUST 2022-SHIP GSMS_22-SHIP	8/15/2036	4.525	39,000	38,403	38,507
ILPT COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES ILPT_22-LPF2	10/15/2039	6.570	21,500	21,453	21,505
INVITATION HOMES TRUST IHSFR_18-SFR4	1/17/2038	4.976	29,847	29,848	29,553
JP MORGAN CHASE COMMERCIAL MORTGAGE SECURITIES TRUST JPMCC_18-ASH8	2/15/2035	5.118	11,398	11,397	11,055
LIFE FINANCIAL SERVICES TRUST LIFE_22-BMR2	5/15/2039	5.631	32,000	31,887	31,201
LIFE_21-BMR	3/15/2038	5.018	8,036	7,809	7,781
MORGAN STANLEY CAPITAL I TRUST MSC_18-BOP	8/15/2033	5.168	12,624	12,624	11,944
MTN COMMERCIAL MORTGAGE TRUST MTN_22-LPFL	3/15/2039	5.733	50,000	49,386	48,663
ONE NEW YORK PLAZA TRUST ONYP_20-1NYP	1/15/2036	5.268	18,200	18,200	17,229
STAR_22-SFR3	5/17/2024	5.971	19,939	19,907	19,803
UBS COMMERCIAL MORTGAGE TRUST UBSCM_18-NYCH	2/15/2032	5.168	10,585	10,577	10,195
WELLS FARGO COMMERCIAL MORTGAGE TRUST WFCM_17-SMP	12/15/2034	5.193	18,500	18,496	17,077
TOTAL NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES				986,366	966,064
TOTAL COMMERCIAL MORTGAGE BACKED SECURITIES				1,976,401	1,948,752

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2022

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CORPORATE DEBT SECURITIES
BANKING
WASHINGTON MUTUAL BANK/HENDERSON	6/15/2011	—	1,500	—	3	c,d
TOTAL BANKING				—	3

BASIC INDUSTRY
LYONDELLBASELL INDUSTRIES NV	4/15/2024	5.750	20,286	20,569	20,328
W R GRACE HOLDINGS LLC	10/1/2024	5.625	4,166	4,086	4,117
TOTAL BASIC INDUSTRY				24,655	24,445

CAPITAL GOODS
BAE SYSTEMS PLC	10/7/2024	3.800	9,750	9,517	9,521
BERRY GLOBAL INC	2/15/2024	0.950	30,317	29,091	28,815
L3HARRIS TECHNOLOGIES INC	5/28/2024	3.950	2,831	2,782	2,781
L3HARRIS TECHNOLOGIES INC	6/15/2023	3.850	6,180	6,182	6,128
RAYTHEON TECHNOLOGIES CORPORATION	3/15/2024	3.200	5,425	5,300	5,306
TRANSDIGM INC	12/15/2025	8.000	4,025	4,094	4,077
TOTAL CAPITAL GOODS				56,966	56,628

COMMUNICATIONS
AMERICAN TOWER CORPORATION	5/15/2024	3.375	9,978	9,901	9,712
WARNER BROS DISCOVERY INC	3/15/2024	3.428	25,000	25,022	24,264
CROWN CASTLE INC	9/1/2024	3.200	5,917	5,719	5,718
FOX CORP	1/25/2024	4.030	24,580	24,479	24,286
COMCAST CORPORATION	9/16/2024	3.750	29,084	28,418	28,395
DEUTSCHE TELEKOM AG	3/20/2025	4.738	45,225	45,133	44,648
TOTAL COMMUNICATIONS				138,672	137,023

CONSUMER CYCLICAL
IRB HOLDING CORP	6/15/2025	7.000	1,750	1,761	1,745
NATIONAL BASKETBALL ASSOCIATION	12/16/2023	2.410	3,000	2,958	2,906
NATIONAL BASKETBALL ASSOCIATION	12/16/2024	2.510	1,000	973	946
TOTAL CONSUMER CYCLICAL				5,692	5,597

CONSUMER NON CYCLICAL
ABBVIE INC	11/21/2024	2.600	17,540	16,862	16,793
BACARDI LTD	5/15/2025	4.450	15,000	14,675	14,565
BECTON DICKINSON AND COMPANY	12/15/2024	3.734	8,000	7,853	7,800
BECTON DICKINSON AND COMPANY	6/6/2024	3.363	13,988	13,808	13,646
CONSTELLATION BRANDS INC	11/15/2024	4.750	7,098	7,036	7,052
CONSTELLATION BRANDS INC	5/9/2024	3.600	17,003	16,636	16,643
DT FAMILY 2009 LLC	8/15/2024	3.950	14,121	13,814	13,893
GENERAL ELECTRIC CO	11/15/2024	5.550	50,000	50,075	50,160
GILEAD SCIENCES INC	4/1/2024	3.700	10,990	10,963	10,810
HCA HEALTHCARE INC	3/15/2024	5.000	37,000	36,936	36,797
KEURIG DR PEPPER INC	12/15/2023	3.130	9,210	9,174	9,024
KROGER CO	2/1/2024	4.000	7,500	7,516	7,409
TOTAL CONSUMER NON CYCLICAL				205,348	204,592

ELECTRIC
BERKSHIRE HATHAWAY INC	8/15/2023	3.375	14,195	14,238	14,049
CMS ENERGY CORPORATION	3/1/2024	3.875	7,689	7,671	7,531

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2022

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CMS ENERGY CORPORATION	8/31/2024	3.125	10,250	10,376	9,895
DTE ENERGY COMPANY	10/1/2024	2.529	1,900	1,815	1,814
DTE ENERGY COMPANY	11/1/2024	4.220	21,413	21,390	21,071
EMERA INCORPORATED	6/15/2024	0.833	21,889	20,771	20,481
EVERSOURCE ENERGY	10/1/2024	2.900	3,939	3,837	3,798
EVERSOURCE ENERGY	12/1/2023	3.800	3,000	3,000	2,966
NEXTERA ENERGY INC	3/21/2024	2.940	47,248	45,995	46,019
PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	11/8/2023	0.841	4,060	3,954	3,910
SOUTHERN COMPANY THE	9/15/2024	2.200	2,526	2,397	2,408
SOUTHERN COMPANY THE	2/26/2024	0.600	14,010	13,372	13,271
WEC ENERGY GROUP INC	3/15/2024	0.800	2,038	1,960	1,931
TOTAL ELECTRIC				150,776	149,144

ENERGY
PLAINS GP HOLDINGS LP	11/1/2024	3.600	1,884	1,818	1,824
WILLIAMS COMPANIES INC	6/24/2024	4.550	8,472	8,512	8,378
TOTAL ENERGY				10,330	10,202

INSURANCE
CVS HEALTH CORP	6/15/2023	2.800	10,000	9,949	9,897
CVS HEALTH CORP	11/15/2024	3.500	3,949	3,820	3,840
ELEVANCE HEALTH INC	12/1/2024	3.350	15,000	14,491	14,560
TOTAL INSURANCE				28,260	28,297

OTHER FINANCIAL INSTITUTIONS
HARDWOOD FUNDING LLC	6/7/2024	3.180	6,000	5,932	5,799
TOTAL OTHER FINANCIAL INSTITUTIONS				5,932	5,799

TECHNOLOGY
BROADCOM INC	1/15/2024	3.625	20,250	20,175	19,904
FIDELITY NATIONAL INFORMATION SERVICES INC	3/1/2024	0.600	10,000	9,625	9,469
FISERV INC	7/1/2024	2.750	10,000	9,906	9,645
MICROCHIP TECHNOLOGY INCORPORATED	9/1/2023	2.670	8,159	8,085	7,998
MICROCHIP TECHNOLOGY INCORPORATED	2/15/2024	0.972	42,710	40,919	40,605
MICROCHIP TECHNOLOGY INCORPORATED	9/1/2024	0.983	9,405	9,108	8,722
NXP SEMICONDUCTORS NV	3/1/2024	4.875	14,457	14,628	14,341
TOTAL TECHNOLOGY				112,446	110,684

TRANSPORTATION
CRAWFORD GROUP INC	11/15/2024	3.850	40,922	40,424	39,600
CRAWFORD GROUP INC	11/1/2023	2.700	21,419	21,095	20,928
TOTAL TRANSPORTATION				61,519	60,528

TOTAL CORPORATE DEBT SECURITIES				800,596	792,942
TOTAL FIXED MATURITIES				8,523,011	8,368,916

SYNDICATED LOANS
BASIC INDUSTRY
ASPLUNDH TREE EXPERT LLC	9/7/2027	5.821	1,355	1,343	1,343
CHEMOURS COMPANY	4/3/2025	5.830	1,707	1,707	1,707

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2022

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

INEOS LTD	3/29/2024	6.071	1,293	1,293	1,293
ELEMENT SOLUTIONS INC	1/31/2026	6.086	1,463	1,456	1,456
AXALTA COATING SYSTEMS LTD	6/1/2024	5.424	—	—	—
FLINT GROUP GMBH	9/21/2023	9.320	58	58	58
FLINT GROUP GMBH	9/21/2023	9.320	353	352	352
TRINSEO PLC	9/6/2024	6.071	1,288	1,287	1,287
MESSER INDUSTRIES USA INC	3/2/2026	6.174	1,018	1,015	1,015
UNIVAR SOLUTIONS INC	6/3/2028	5.821	1,494	1,489	1,489
TOTAL BASIC INDUSTRY				10,000	10,000

BROKERAGE
LPL FINANCIAL HOLDINGS INC	11/12/2026	5.870	1,611	1,604	1,604
RUSSELL INVESTMENTS US INSTITUTIONAL HOLDCO INC	5/30/2025	7.884	1,327	1,328	1,328
GREENHILL & CO INC	4/12/2024	7.321	489	489	489
CITADEL SECURITIES LP	2/2/2028	6.701	1,231	1,226	1,226
TOTAL BROKERAGE				4,647	4,647

CAPITAL GOODS
BERRY GLOBAL INC	7/1/2026	6.024	1,447	1,437	1,437
INGERSOLL RAND INC	3/1/2027	5.936	317	317	317
ANCHOR GLASS CONTAINER CORP	12/7/2023	6.532	949	949	949
QUIKRETE HOLDINGS INC	2/1/2027	6.696	1,337	1,317	1,317
PACKAGING HOLDINGS LTD	1/29/2027	5.821	1,235	1,213	1,213
TRANSDIGM INC	12/9/2025	5.924	822	821	821
ZEKELMAN INDUSTRIES INC	1/24/2027	6.729	722	723	723
PAI EUROPE VI FINANCE SARL	4/20/2024	6.424	226	226	226
ENERGY CAPITAL PARTNERS II LLC	5/9/2025	7.424	575	574	574
TRANE TECHNOLOGIES PLC	3/1/2027	5.936	1,219	1,217	1,217
EWT HOLDINGS III CORP	3/31/2028	6.375	741	737	737
BEACON ROOFING SUPPLY INC	5/19/2028	6.321	1,126	1,111	1,111
G HOLDINGS INC	9/22/2028	6.425	1,486	1,465	1,465
GFL ENVIRONMENTAL INC	5/30/2025	7.415	314	313	313
TOTAL CAPITAL GOODS				12,420	12,420

COMMUNICATIONS
CHARTER COMMUNICATIONS INC	4/30/2025	5.830	1,384	1,384	1,384
COGECO COMMUNICATIONS (USA) II LP	1/3/2025	6.071	1,338	1,337	1,337
SINCLAIR BROADCAST GROUP INC	8/24/2026	7.567	1,140	1,131	1,131
HUBBARD RADIO LLC	3/28/2025	8.330	211	210	210
LUMEN TECHNOLOGIES INC	3/1/2027	5.821	261	261	261
NEXT LUXEMBOURG SCSP	7/17/2025	6.568	936	934	934
NEXSTAR MEDIA GROUP INC	9/18/2026	6.571	488	482	482
NEXT LUXEMBOURG SCSP	7/15/2025	7.165	945	944	944
SBA COMMUNICATIONS CORP	4/11/2025	5.830	1,217	1,214	1,214
SINCLAIR BROADCAST GROUP INC	4/1/2028	7.080	788	785	785

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2022

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

TELESAT LLC	12/7/2026	7.170	814	812	812
CMG MEDIA CORP	12/17/2026	7.571	978	961	961
GRAY TELEVISION INC	2/7/2024	6.620	161	161	161
ENTRAVISION COMMUNICATIONS CORPORATION	11/30/2024	6.821	298	297	297
LIONS GATE ENTERTAINMENT CORP	3/24/2025	6.321	791	791	791
NEXT LUXEMBOURG SCSP	1/15/2026	6.568	963	946	946
NASCAR HOLDINGS LLC	10/19/2026	6.571	966	956	956
EW SCRIPPS CO	5/1/2026	6.634	489	481	481
LUMEN TECHNOLOGIES INC	3/15/2027	6.321	1,216	1,215	1,215
VMED O2 UK LTD	1/31/2028	6.818	1,000	1,001	1,001
TOTAL COMMUNICATIONS				16,303	16,303

CONSUMER CYCLICAL
APOLLO INVESTMENT FUND VIII LP	9/23/2026	6.505	880	875	875
QUALITY SOLUTIONS INTERNATIONAL LTD	8/21/2025	6.821	897	891	891
FOUR SEASONS HOLDINGS INC	11/30/2023	5.754	—	—	—
GODADDY INC	2/15/2024	4.865	1,415	1,407	1,407
HILTON WORLDWIDE HOLDINGS INC	6/22/2026	5.766	1,749	1,732	1,732
YUM! BRANDS INC.	3/15/2028	6.089	1,033	1,033	1,033
SEMINOLE TRIBE OF FLORIDA INC	7/8/2024	5.821	124	124	124
SIX FLAGS ENTERTAINMENT CORP	4/17/2026	5.830	760	760	760
WILLIAM MORRIS ENDEAVOR ENTERTAINMENT LLC	5/18/2025	6.830	741	739	739
BJS WHOLESALE CLUB HOLDINGS INC	2/3/2024	6.270	194	193	193
CAESARS ENTERTAINMENT INC	12/23/2024	6.821	824	821	821
CINEWORLD FINANCE US INC	2/28/2025	4.000	338	337	337
WYNDHAM HOTELS & RESORTS INC	5/30/2025	5.821	1,465	1,455	1,455
NATIONAL AMUSEMENTS INC	5/8/2025	6.580	793	793	793
PCI GAMING AUTHORITY	5/29/2026	6.571	364	363	363
BURLINGTON STORES INC	6/24/2028	6.080	1,417	1,402	1,402
APPLOVIN CORP	10/25/2028	6.674	997	987	987
RESTAURANT BRANDS INTERNATIONAL INC	11/19/2026	5.900	1,301	1,299	1,299
TOTAL CONSUMER CYCLICAL				15,211	15,211

CONSUMER NON CYCLICAL
ENERGIZER HOLDINGS INC	12/16/2027	6.625	401	399	399
GRIFOLS SA	11/15/2027	6.071	1,117	1,114	1,114
IQVIA HOLDINGS INC	6/11/2025	5.424	462	458	458
SELECT MEDICAL CORPORATION	3/6/2025	6.580	1,248	1,239	1,239
THOR INDUSTRIES INC	2/1/2026	7.125	1,500	1,495	1,495
US FOODS HOLDING CORP	8/30/2026	6.071	218	217	217
ELANCO ANIMAL HEALTH INC	8/1/2027	5.870	660	657	657
ARAMARK	4/6/2028	6.571	1,012	1,007	1,007
ORGANON & CO	6/2/2028	7.750	383	381	381
PRESTIGE CONSUMER HEALTHCARE INC	7/3/2028	6.071	333	332	332
DOLE PLC	8/3/2028	6.016	995	985	985

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2022

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

ICON PLC	7/3/2028	5.938	99	99	99
ICON LUXEMBOURG SARL	7/3/2028	5.938	399	398	398
TOTAL CONSUMER NON CYCLICAL				8,781	8,781

ELECTRIC
VOLT PARENT LP	12/16/2027	6.580	323	320	320
VOLT PARENT LP	1/15/2025	6.071	1,910	1,910	1,910
CONSTELLATION ENERGY CORP	12/15/2027	7.240	461	459	459
HELIX GEN FUNDING LLC	6/3/2024	7.821	770	769	769
INVENERGY CLEAN POWER LLC	8/28/2025	7.951	592	590	590
EASTERN POWER LLC	10/2/2025	7.424	842	837	837
VISTRA CORP	12/31/2025	5.870	1,214	1,213	1,213
WEST DEPTFORD ENERGY HOLDINGS LLC	8/3/2026	7.821	1,128	1,125	1,125
LMBE-MC HOLDCO II LLC	12/3/2025	7.680	504	503	503
EDGEWATER GENERATION LLC (DELAWARE)	12/13/2025	7.821	956	954	954
CPV SHORE HOLDINGS LLC	12/29/2025	7.830	650	646	646
ADVANCED POWER SERVICES NA INC	2/16/2026	7.174	599	596	596
EFS COGEN HOLDINGS I LLC	10/1/2027	7.840	720	718	718
TOTAL ELECTRIC				10,640	10,640

ENERGY
IFM GLOBAL INFRASTRUCTURE FUND	11/1/2026	6.370	414	413	413
TRAVERSE MIDSTREAM PARTNERS LLC	9/27/2024	8.405	592	591	591
TOTAL ENERGY				1,004	1,004

FINANCE COMPANY
HAINAN HNA NO 2 INFORMATION MANAGEMENT SERVICE CO LTD	1/15/2025	6.103	572	571	571
HAINAN HNA NO 2 INFORMATION MANAGEMENT SERVICE CO LTD	2/12/2027	5.853	390	389	389
FLEETCOR TECHNOLOGIES INC	4/28/2028	5.821	1,488	1,471	1,471
TOTAL FINANCE COMPANY				2,431	2,431

INSURANCE
LONESTAR INTERMEDIATE SUPER HOLDINGS LLC	12/23/2026	7.321	465	462	462
LONESTAR INTERMEDIATE SUPER HOLDINGS LLC	11/29/2024	7.071	407	406	406
TOTAL INSURANCE				868	868

OTHER FINANCIAL INSTITUTIONS
SOFTBANK GROUP CORP	6/27/2025	6.571	800	800	800
TRANSUNION	11/16/2026	5.821	999	997	997
TRANSUNION	12/1/2028	6.321	994	966	966
TOTAL OTHER FINANCIAL INSTITUTIONS				2,763	2,763

OTHER INDUSTRY
API GROUP DE INC	10/1/2026	6.571	1,659	1,633	1,633
TOTAL OTHER INDUSTRY				1,633	1,633

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2022

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

REITS
RYMAN HOSPITALITY PROPERTIES	5/11/2024	6.080	736	736	736
TOTAL REITS				736	736

TECHNOLOGY
NCR CORPORATION	8/28/2026	6.920	482	473	473
CARLYLE GROUP INC/THE	4/16/2025	5.821	434	432	432
CARLYLE GROUP INC/THE	4/16/2025	5.821	362	361	361
MICRO FOCUS INTERNATIONAL PLC	6/21/2024	6.821	652	650	650
TTM TECHNOLOGIES INC	9/25/2024	6.620	1,431	1,429	1,429
ONEX CORPORATION	6/27/2025	6.514	928	926	926
COMMSCOPE HOLDING CO INC	4/6/2026	7.321	1,213	1,207	1,207
ADEIA INC	6/8/2028	7.571	768	706	706
MKS INSTRUMENTS INC	8/17/2029	7.171	1,000	990	990
COHERENT CORP	7/2/2029	6.922	982	964	964
GEN DIGITAL INC	1/28/2029	6.186	1,500	1,457	1,457
ENTEGRIS INC	7/6/2029	5.890	1,500	1,491	1,491
CARLYLE GROUP INC/THE	3/22/2029	6.436	580	569	569
CARLYLE GROUP INC/THE	3/22/2029	6.436	385	377	377
TOTAL TECHNOLOGY				12,032	12,032

TRANSPORTATION
AMERICAN AIRLINES GROUP INC	6/27/2025	5.794	931	930	930
XPO LOGISTICS INC	2/24/2025	5.935	1,000	991	991
G & W INTERMEDIATE HOLDINGS LLG	12/30/2026	5.674	1,629	1,598	1,598
UNITED AIRLINES HOLDINGS INC	4/20/2028	8.108	365	363	363
TOTAL TRANSPORTATION				3,882	3,882
TOTAL SYNDICATED LOANS BEFORE ALLOWANCE FOR LOAN LOSSES				103,351	103,351
ALLOWANCE FOR LOAN LOSSES				(1,021)	(1,021)
TOTAL SYNDICATED LOANS - NET				102,330	102,330

DERIVATIVES
PURCHASED OPTIONS
BNP SECURITIES	2/7/2023	—	50	50
BNP SECURITIES	2/28/2023	—	85	85
BNP SECURITIES	3/28/2023	—	254	254
BNP SECURITIES	4/18/2023	—	113	113
BNP SECURITIES	4/25/2023	—	101	101
BNP SECURITIES	5/2/2023	—	101	101
BNP SECURITIES	5/16/2023	—	290	290
BNP SECURITIES	8/15/2023	—	62	62
BNP SECURITIES	8/22/2023	—	59	59

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2022

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP SECURITIES	1/17/2023	—	9	9
BNP SECURITIES	1/23/2024	—	42	42
BNP SECURITIES	1/10/2023	1	—	—
BNP SECURITIES	1/31/2023	1	—	—
BNP SECURITIES	2/28/2023	1	4	4
BNP SECURITIES	3/14/2023	1	10	10
BNP SECURITIES	3/28/2023	1	1	1
BNP SECURITIES	4/4/2023	1	3	3
BNP SECURITIES	4/11/2023	1	10	10
BNP SECURITIES	4/18/2023	1	6	6
BNP SECURITIES	5/23/2023	1	110	110
BNP SECURITIES	5/30/2023	1	52	52
BNP SECURITIES	6/20/2023	1	187	187
BNP SECURITIES	6/27/2023	1	170	170
BNP SECURITIES	7/11/2023	1	178	178
BNP SECURITIES	7/8/2025	—	69	69
BNP SECURITIES	8/8/2023	1	99	99
BNP SECURITIES	9/5/2023	1	205	205
BNP SECURITIES	9/19/2023	1	234	234
BNP SECURITIES	10/10/2023	1	313	313
BNP SECURITIES	10/24/2023	1	252	252
BNP SECURITIES	10/21/2025	—	211	211
BNP SECURITIES	11/21/2023	1	180	180
BNP SECURITIES	11/19/2024	—	50	50
BNP SECURITIES	11/18/2025	—	64	64
BNP SECURITIES	11/28/2023	—	131	131
BNP SECURITIES	12/5/2023	1	273	273
BNP SECURITIES	12/19/2023	1	252	252
CS INTERNATIONAL	1/24/2023	1	—	—
CS INTERNATIONAL	2/14/2023	1	—	—
CS INTERNATIONAL	2/21/2023	1	4	4
CS INTERNATIONAL	3/7/2023	1	19	19
CS INTERNATIONAL	4/25/2023	1	31	31
CS INTERNATIONAL	6/6/2023	1	59	59
CS INTERNATIONAL	7/18/2023	1	143	143
CS INTERNATIONAL	7/25/2023	1	152	152
CS INTERNATIONAL	8/1/2023	1	86	86
CS INTERNATIONAL	8/22/2023	1	120	120
CS INTERNATIONAL	9/26/2023	1	282	282
CS INTERNATIONAL	9/23/2025	—	163	163
CS INTERNATIONAL	10/17/2023	1	220	220
CS INTERNATIONAL	10/31/2023	1	221	221
CS INTERNATIONAL	11/7/2023	1	234	234
CS INTERNATIONAL	11/4/2025	—	73	73
WELLS FARGO BANK	2/14/2023	—	49	49

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2022

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK	3/7/2023	—	97	97
WELLS FARGO BANK	3/21/2023	—	281	281
WELLS FARGO BANK	5/9/2023	—	101	101
WELLS FARGO BANK	6/13/2023	—	80	80
WELLS FARGO BANK	2/21/2023	—	22	22
WELLS FARGO BANK	7/11/2023	—	6	6
WELLS FARGO BANK	1/3/2023	1	—	—
WELLS FARGO BANK	1/17/2023	1	—	—
WELLS FARGO BANK	2/7/2023	1	—	—
WELLS FARGO BANK	3/21/2023	1	3	3
WELLS FARGO BANK	5/2/2023	1	35	35
WELLS FARGO BANK	4/29/2025	—	96	96
WELLS FARGO BANK	5/9/2023	1	86	86
WELLS FARGO BANK	5/16/2023	1	67	67
WELLS FARGO BANK	6/13/2023	1	163	163
WELLS FARGO BANK	7/1/2025	—	68	68
WELLS FARGO BANK	7/5/2023	1	200	200
WELLS FARGO BANK	8/15/2023	1	71	71
WELLS FARGO BANK	8/12/2025	—	46	46
WELLS FARGO BANK	8/29/2023	1	148	148
WELLS FARGO BANK	8/27/2024	—	94	94
WELLS FARGO BANK	9/12/2023	1	229	229
WELLS FARGO BANK	10/3/2023	1	270	270
WELLS FARGO BANK	11/14/2023	1	151	151
WELLS FARGO BANK	12/12/2023	—	122	122
WELLS FARGO BANK	12/26/2023	1	210	210
WELLS FARGO BANK	12/24/2024	—	61	61
TOTAL PURCHASED OPTIONS			8,793	8,793

WRITTEN OPTIONS
BNP SECURITIES	2/7/2023	—	(27)	(27)
BNP SECURITIES	2/28/2023	—	(67)	(67)
BNP SECURITIES	3/28/2023	—	(233)	(233)
BNP SECURITIES	4/18/2023	—	(103)	(103)
BNP SECURITIES	4/25/2023	—	(84)	(84)
BNP SECURITIES	5/2/2023	—	(84)	(84)
BNP SECURITIES	5/16/2023	—	(253)	(253)
BNP SECURITIES	8/15/2023	—	(57)	(57)
BNP SECURITIES	8/22/2023	—	(53)	(53)
BNP SECURITIES	1/17/2023	—	(7)	(7)
BNP SECURITIES	1/23/2024	—	(39)	(39)
BNP SECURITIES	1/10/2023	(1)	—	—
BNP SECURITIES	1/31/2023	(1)	—	—
BNP SECURITIES	2/28/2023	(1)	(3)	(3)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2022

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP SECURITIES	3/14/2023	(1)	(9)	(9)
BNP SECURITIES	3/28/2023	(1)	(1)	(1)
BNP SECURITIES	4/4/2023	(1)	(3)	(3)
BNP SECURITIES	4/11/2023	(1)	(8)	(8)
BNP SECURITIES	4/18/2023	(1)	(5)	(5)
BNP SECURITIES	5/23/2023	(1)	(100)	(100)
BNP SECURITIES	5/30/2023	(1)	(39)	(39)
BNP SECURITIES	6/20/2023	(1)	(161)	(161)
BNP SECURITIES	6/27/2023	(1)	(140)	(140)
BNP SECURITIES	7/11/2023	(1)	(149)	(149)
BNP SECURITIES	7/8/2025	—	(49)	(49)
BNP SECURITIES	8/8/2023	(1)	(67)	(67)
BNP SECURITIES	9/5/2023	(1)	(145)	(145)
BNP SECURITIES	9/19/2023	(1)	(171)	(171)
BNP SECURITIES	10/10/2023	(1)	(253)	(253)
BNP SECURITIES	10/24/2023	(1)	(178)	(178)
BNP SECURITIES	10/21/2025	—	(116)	(116)
BNP SECURITIES	11/21/2023	(1)	(109)	(109)
BNP SECURITIES	11/19/2024	—	(26)	(26)
BNP SECURITIES	11/18/2025	—	(30)	(30)
BNP SECURITIES	11/28/2023	—	(82)	(82)
BNP SECURITIES	12/5/2023	(1)	(174)	(174)
BNP SECURITIES	12/19/2023	(1)	(173)	(173)
CS INTERNATIONAL	1/24/2023	(1)	—	—
CS INTERNATIONAL	2/14/2023	(1)	—	—
CS INTERNATIONAL	2/14/2023	—	—	—
CS INTERNATIONAL	2/21/2023	(1)	(3)	(3)
CS INTERNATIONAL	3/7/2023	(1)	(18)	(18)
CS INTERNATIONAL	4/25/2023	(1)	(26)	(26)
CS INTERNATIONAL	6/6/2023	(1)	(45)	(45)
CS INTERNATIONAL	7/18/2023	(1)	(115)	(115)
CS INTERNATIONAL	7/25/2023	(1)	(124)	(124)
CS INTERNATIONAL	8/1/2023	(1)	(66)	(66)
CS INTERNATIONAL	8/22/2023	(1)	(82)	(82)
CS INTERNATIONAL	9/26/2023	(1)	(225)	(225)
CS INTERNATIONAL	9/23/2025	—	(102)	(102)
CS INTERNATIONAL	10/17/2023	(1)	(165)	(165)
CS INTERNATIONAL	10/31/2023	(1)	(158)	(158)
CS INTERNATIONAL	11/7/2023	(1)	(170)	(170)
CS INTERNATIONAL	11/4/2025	—	(41)	(41)
WELLS FARGO BANK	2/14/2023	—	(31)	(31)
WELLS FARGO BANK	3/7/2023	—	(80)	(80)
WELLS FARGO BANK	3/21/2023	—	(251)	(251)
WELLS FARGO BANK	5/9/2023	—	(84)	(84)
WELLS FARGO BANK	6/13/2023	—	(68)	(68)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2022

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK	2/21/2023	—	(19)	(19)
WELLS FARGO BANK	7/11/2023	—	(5)	(5)
WELLS FARGO BANK	1/3/2023	(1)	—	—
WELLS FARGO BANK	1/17/2023	(1)	—	—
WELLS FARGO BANK	2/7/2023	(1)	—	—
WELLS FARGO BANK	3/21/2023	(1)	(2)	(2)
WELLS FARGO BANK	5/2/2023	(1)	(29)	(29)
WELLS FARGO BANK	4/29/2025	—	(83)	(83)
WELLS FARGO BANK	5/9/2023	(1)	(76)	(76)
WELLS FARGO BANK	5/16/2023	(1)	(59)	(59)
WELLS FARGO BANK	6/13/2023	(1)	(141)	(141)
WELLS FARGO BANK	7/1/2025	—	(48)	(48)
WELLS FARGO BANK	7/5/2023	(1)	(165)	(165)
WELLS FARGO BANK	8/15/2023	(1)	(44)	(44)
WELLS FARGO BANK	8/12/2025	—	(24)	(24)
WELLS FARGO BANK	8/29/2023	(1)	(110)	(110)
WELLS FARGO BANK	8/27/2024	—	(63)	(63)
WELLS FARGO BANK	9/12/2023	(1)	(161)	(161)
WELLS FARGO BANK	10/3/2023	(1)	(206)	(206)
WELLS FARGO BANK	11/14/2023	(1)	(92)	(92)
WELLS FARGO BANK	12/12/2023	—	(75)	(75)
WELLS FARGO BANK	12/26/2023	(1)	(145)	(145)
WELLS FARGO BANK	12/24/2024	—	(36)	(36)
TOTAL WRITTEN OPTIONS			(6,635)	(6,635)

FUTURES
S&P500 EMINI FUT Mar23	9/16/2072	—	(8)	(8)
TOTAL FUTURES			(8)	(8)
TOTAL DERIVATIVES - NET			2,150	2,150
TOTAL INVESTMENTS IN CASH EQUIVALENTS, FIXED MATURITIES, EQUITY SECURITIES, SYNDICATED LOANS AND DERIVATIVES			$9,786,961	$9,632,866

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
b) For Federal income tax purposes, the cost of investments is $9.8 billion.
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

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages
December 31, 2022
(in thousands)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages						Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held at end of period (e)
Loan No.	Description (a)	Property Location		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

Other - liens on:
Apartment and business:
Under $500:
	121047377	Cookeville City	TN	1	$—	$296	$296	$—	$—	$1	3.500%
	121087371	Bulverde	TX	1	—	213	213	—	—	1	3.000
Over $500:
	121047210	West Haven City	CT	1	—	3,935	3,935	—	—	12	3.600
	121047262	Fargo	ND	1	—	2,640	2,640	—	—	12	5.440
	121047343	Durham City	NC	1	—	1,090	1,090	—	—	3	3.500
	121047347	Lawrenceville	GA	1	—	1,377	1,377	—	—	4	3.970
	121047383	Las Vegas	NV	1	—	4,571	4,571	—	—	15	3.810
	121047387	Washington Terrace	UT	1	—	2,131	2,131	—	—	5	3.020
	121047392	Philadelphia City	PA	1	—	3,211	3,211	—	—	12	4.310
	121047393	Moore	SC	1	—	1,093	1,093	—	—	4	4.130
	121047398	Springfield	IL	1	—	854	854	—	—	3	4.390
	121047400	Pittsford	NY	1	—	1,216	1,216	—	—	4	4.070
	121047402	Miami	FL	1	—	1,406	1,406	—	—	4	3.750
	121047406	Kokomo	IN	1	—	3,000	3,000	—	—	8	3.000
	121047408	Wyomissing	PA	1	—	2,733	2,733	—	—	6	2.700
	121047410	Chicago	IL	1	—	2,529	2,529	—	—	5	2.500
	121047412	Columbus	IN	1	—	1,628	1,628	—	—	5	3.370
	121087245	Southport	CT	1	—	2,606	2,606	—	—	9	4.010
	121087313	Orchard Park	NY	1	—	2,217	2,217	—	—	7	4.050
	121087327	Marietta City	GA	1	—	2,084	2,084	—	—	7	3.820
	121087349	Carlsbad	CA	1	—	2,083	2,083	—	—	5	3.000
	121087358	Philadelphia City	PA	1	—	3,411	3,411	—	—	10	3.450
	121087361	Oswego	OR	1	—	3,866	3,866	—	—	14	4.260
	121087362	Atlanta	GA	1	—	3,226	3,226	—	—	11	3.960
	121087375	Florence City	KY	1	—	625	625	—	—	2	3.040
	121087376	Sterling Heights	MI	1	—	1,105	1,105	—	—	3	3.620
	121087378	Pittsburgh	PA	1	—	1,852	1,852	—	—	6	3.690
	121087379	Euless	TX	1	—	1,285	1,285	—	—	4	3.700
	121087381	San Diego	CA	1	—	2,448	2,448	—	—	6	3.130
	121087382	San Diego	CA	1	—	2,272	2,272	—	—	6	3.090
	121087384	Culver City	CA	1	—	2,671	2,671	—	—	7	3.170
	121087388	Riverside	CA	1	—	1,081	1,081	—	—	3	3.270
	121087389	Palmdale	CA	1	—	1,460	1,460	—	—	4	3.270
	121087394	Richmond	TX	1	—	2,570	2,570	—	—	9	4.000
	121087395	San Francisco	CA	1	—	4,179	4,179	—	—	14	4.180
	121087396	Seattle	WA	1	—	5,000	5,000	—	—	17	4.000
	121087397	Nashville	TN	1	—	1,318	1,318	—	—	5	4.350
	121087403	Houston	TX	1	—	4,223	4,223	—	—	12	3.470
	121087404	Blaine	MN	1	—	1,575	1,575	—	—	4	3.320
	121087405	Monroe	WA	1	—	4,062	4,062	—	—	11	3.390
	121087407	Victorville	CA	1	—	1,811	1,811	—	—	4	2.960
	121087409	Pompano Beach	FL	1	—	1,727	1,727	—	—	4	2.740
	121087411	Syracyse Utah	UT	1	—	2,434	2,434	—	—	5	2.520
	121087414	Fountain Valley	CA	1	—	5,500	5,500	—	—	23	5.100

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages
December 31, 2022
(in thousands)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages					Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held at end of period (e)
Loan No.	Description (a)	Property Location	Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

	Total Other		44	—	102,614	102,614	—	—	316	3.692
Unallocated Reserve for Losses					451	451
Total First Mortgage Loans on Real Estate			44	$—	$102,163	$102,163	$—	$—	$316	3.692%

Part 3 - Location of mortgaged properties				Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed
State in which mortgaged property is located		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

California	CA	9	$—	$23,505	$23,505	$—	$—
Connecticut	CT	2	—	6,541	6,541	—	—
Florida	FL	2	—	3,133	3,133	—	—
Georgia	GA	3	—	6,687	6,687	—	—
Illinois	IL	2	—	3,383	3,383	—	—
Indiana	IN	2		4,628	4,628
Kentucky	KY	1	—	625	625	—	—
Michigan	MI	1	—	1,105	1,105	—	—
Minnesota	MN	1	—	1,575	1,575	—	—
North Carolina	NC	1	—	1,090	1,090	—	—
North Dakota	ND	1	—	2,640	2,640	—	—
Nevada	NV	1	—	4,571	4,571	—	—
New York	NY	2	—	3,433	3,433	—	—
Oregon	OR	1	—	3,866	3,866	—	—
Pennsylvania	PA	4	—	11,207	11,207	—	—
South Carolina	SC	1	—	1,093	1,093	—	—
Tennessee	TN	2	—	1,614	1,614	—	—
Texas	TX	4	—	8,291	8,291	—	—
Utah	UT	2	—	4,565	4,565	—	—
Washington	WA	2	—	9,062	9,062	—	—
Total		44	—	102,614	102,614	—	—
Unallocated Reserve for Losses				451	451
Total		44	$—	$102,163	$102,163	$—	$—
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
(e) Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense. In lieu thereof, the average gross interest rates (exclusive of amortization of discounts and premiums) on mortgage loans held as of December 31, 2022 are shown by type and class of loan.

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages (continued)
December 31, 2021
(in thousands)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages						Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held at end of period (e)
Loan No.	Description (a)	Property Location		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

Other - liens on:
Apartment and business:
Under $500:
	121047366	Murray	UT	1	$—	$162	$162	$—	$—	$—	3.310%
	121087290	Doraville	GA	1	—	144	144	—	—	1	5.770
	121087359	Apex	NC	1	—	47	47	—	—	—	3.520
	121087370	La Jolla	CA	1	—	114	114	—	—	—	3.260
	121087371	Bulverde	TX	1	—	403	403	—	—	1	3.000
Over $500:
	121047210	West Haven	CT	1	—	4,076	4,076	—	—	12	3.600
	121047262	Fargo	ND	1	—	3,306	3,306	—	—	15	5.440
	121047343	Durham	NC	1	—	1,133	1,133	—	—	3	3.500
	121047347	Lawrenceville	GA	1	—	1,426	1,426	—	—	5	3.970
	121047364	Kansas City	KS	1	—	908	908	—	—	3	3.420
	121047377	Cookeville	TN	1	—	581	581	—	—	2	3.500
	121047383	Las Vegas	NV	1	—	2,578	2,578	—	—	6	2.980
	121047385	Cicero	IL	1	—	2,960	2,960	—	—	9	3.850
	121047387	Washington Terrace	UT	1	—	2,177	2,177	—	—	5	3.020
	121047392	Philadelphia	PA	1	—	3,279	3,279	—	—	12	4.310
	121047393	Moore	SC	1	—	1,309	1,309	—	—	5	4.130
	121047398	Springfield	IL	1	—	968	968	—	—	4	4.390
	121047400	Pittsford	NY	1	—	1,377	1,377	—	—	5	4.070
	121047402	Miami	FL	1	—	1,436	1,436	—	—	4	3.750
	121047408	Wyomissing	PA	1	—	3,010	3,010	—	—	7	2.700
	121047410	Chicago	IL	1	—	2,779	2,779	—	—	6	2.500
	121087245	Southport	CT	1	—	2,690	2,690	—	—	9	4.010
	121087313	Orchard Park	NY	1	—	2,340	2,340	—	—	8	4.050
	121087327	Marietta	GA	1	—	2,152	2,152	—	—	7	3.820
	121087344	Norcross	GA	1	—	1,311	1,311	—	—	4	3.380
	121087349	Carlsbad	CA	1	—	2,131	2,131	—	—	5	3.000
	121087358	Philadelphia	PA	1	—	3,536	3,536	—	—	10	3.450
	121087360	Sun City Center	FL	1	—	3,746	3,746	—	—	10	3.300
	121087361	Oswego	OR	1	—	4,147	4,147	—	—	15	4.260
	121087362	Atlanta	GA	1	—	2,099	2,099	—	—	7	3.810
	121087365	Fairfax	VA	1	—	1,858	1,858	—	—	7	4.450
	121087369	Acworth	GA	1	—	1,134	1,134	—	—	3	3.550
	121087375	Florence	KY	1	—	854	854	—	—	2	3.040
	121087376	Sterling Heights	MI	1	—	1,458	1,458	—	—	4	3.620
	121087378	Pittsburgh	PA	1	—	2,041	2,041	—	—	6	3.690
	121087379	Euless	TX	1	—	1,333	1,333	—	—	4	3.700
	121087381	San Diego	CA	1	—	2,902	2,902	—	—	8	3.130
	121087382	San Diego	CA	1	—	2,775	2,775	—	—	7	3.090
	121087384	Culver City	CA	1	—	2,738	2,738	—	—	9	3.840
	121087386	Bellingham	WA	1	—	4,875	4,875	—	—	15	3.570
	121087388	Riverside	CA	1	—	1,277	1,277	—	—	3	3.270
	121087389	Palmdale	CA	1	—	1,724	1,724	—	—	5	3.270
	121087394	Richmond	TX	1	—	2,987	2,987	—	—	10	4.000
	121087395	San Francisco	CA	1	—	4,302	4,302	—	—	15	4.180
	121087396	Seattle	WA	1	—	4,758	4,758	—	—	17	4.410

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

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages
Years Ended December 31, 2022, 2021 and 2020
(in thousands)

The average gross interest rates on mortgage loans held as of December 31, 2022, 2021 and 2020 are summarized as follows:

	2022	2021	2020
Combined average	3.692%	3.626%	3.782%

(f)  Following is a reconciliation of the carrying amount of mortgage loans for the years ended December 31, 2022, 2021 and 2020.

	2022	2021	2020

Balance at beginning of period	$115,947	$122,319	$123,040
Additions during period:
Purchases and fundings	10,743	13,937	7,962
Impact of of change in accounting policies	—	—	1,608
Deductions during period:
Collections of principal	(24,569)	(20,747)	(10,096)
Provision for credit loss	42	438	(195)
Net additions (deductions)	(13,784)	(6,372)	(721)
Balance at end of period	$102,163	$115,947	$122,319

(g) The aggregate cost of mortgage loans for federal income tax purposes as of December 31, 2022 was $102,614.

(h) As of December 31, 2022, an unallocated allowance for credit losses on first mortgage loans of $451 is recorded.

Ameriprise Certificate Company
Schedule V — Qualified Assets on Deposit
December 31, 2022 and 2021
(in thousands)

Name of Depositary	December 31, 2022
	Investment Securities	Mortgage Loans (b)	Other (c)	Total
	Bonds and Notes (a)

Deposits with states or their depositories to meet requirements of statutes and agreements:
Illinois - Secretary of State of Illinois	$55	$—	$—	$55
New Jersey - Commissioner of Banking and Insurance of New Jersey	52	—	—	52
Pennsylvania - Treasurer of the State of Pennsylvania	155	—	—	155
Texas - Treasurer of the State of Texas	307	—	—	307
Total State Deposits to meet requirements of statutes and agreements	569	—	—	569
Total Central Depository - Ameriprise Trust Company	9,681,912	102,163	102,330	9,886,405
Total Deposits	$9,682,481	$102,163	$102,330	9,886,974
NOTES:
(a)  Represents amortized cost of bonds, notes and cash equivalents.
(b)  Represents unpaid principal balance of mortgage loans less unamortized discounts and allowance for credit losses.
(c)  Represents amortized cost of syndicated loans less allowance for credit losses.

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
(b)  Represents unpaid principal balance of mortgage loans less unamortized discounts and and allowance for credit losses.
(c)  Represents amortized cost of syndicated loans less allowance for credit losses.

Ameriprise Certificate Company
Schedule VI — Certificate Reserves
Year Ended December 31, 2022
(in thousands)
Part 1 - Summary of Changes

Description	December 31, 2022
Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
	No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Installment certificates:
Reserves to mature:
Inst I95	450	$—	$4,808	$—	$3,841	$85	$(227)	$(1,768)	$—	594	$—	$6,739
Inst-E	2	—	82	—	43	1	—	(85)	—	6	—	41
RP-Q-Installment	1	6	5	—	—	—	—	—	—	1	6	5
Inst-R	139	18,871	796	—	567	15	(143)	(105)	—	145	54,593	1,130
Inst-R-E	1	2,052	421	—	57	7	—	—	—	4	2,451	485
Total	593	20,929	6,112	—	4,508	108	(370)	(1,958)	—	750	57,050	8,400
Additional credits and accrued interest thereon:
Inst I95	—	—	—	95	—	—	—	—	(84)	—	—	11
Inst-E	—	—	—	1	—	—	—	—	(1)	—	—	—
Inst-R	—	—	—	16	—	—	—	—	(14)	—	—	2
Inst-R-E	—	—	—	7	—	—	—	—	(7)	—	—	—
Total	—	—	—	119	—	—	—	—	(106)	—	—	13
Res for accrued 3rd year 213 - Installment Prod only	—	—	—	—	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	—	—	—	—	—	—
Total Installment Certificates	593	20,929	6,112	119	4,508	108	(370)	(1,958)	(106)	750	57,050	8,413

Single Pay - Non Qualified Certificates
Single - Payment certificates:
IC-Flexible Savings (Variable Term) - 165	56,831	1,587,640	1,645,719	—	4,295,047	26,867	(6,592)	(919,655)	—	109,643	4,975,770	5,041,386
IC - Stepup - 190	161	6,417	6,634	—	49	40	—	(1,152)	—	109	5,382	5,571
Cash Reserve Variables PMT - 3mo. - 662	66,659	1,889,641	1,895,092	—	1,807,259	2,562	(1,750)	(2,182,753)	—	63,421	1,515,402	1,520,410
IC-Stock Market - 180	3,786	23,928	27,341	—	28	20	(1,571)	(6,335)	—	2,790	17,102	19,483
IC-MSC - 181	3,707	64,548	73,247	—	898	53	(3,114)	(18,376)	—	2,776	46,649	52,708
IC-Stock1 - 210	6,666	53,566	55,496	—	7,845	40	—	(19,704)	—	5,249	42,309	43,677
IC-Stock2 - 220	873	15,295	16,009	—	4,282	168	—	(5,076)	—	752	14,756	15,383
IC-Stock3 - 230	1,881	28,247	29,349	—	5,099	1,665	—	(10,620)	—	1,557	24,091	25,493
Total	140,564	3,669,282	3,748,887	—	6,120,507	31,415	(13,027)	(3,163,671)	—	186,297	6,641,461	6,724,111
Additional credits and accrued interest thereon:
IC-Flexible Savings	—	—	133	33,801	—	—	—	(454)	(26,870)	—	—	6,610
IC-Stepup -190	—	—	4	84	—	—	—	(40)	(40)	—	—	8
Cash Reserve Variable Payment-3mo.	—	—	8	4,214	—	—	—	(757)	(2,560)	—	—	905
IC-Stk Mkt, 2004/16/31-4000/16	—	—	2	4	—	—	—	—	(2)	—	—	4
IC-Stock1 - 210	—	—	3	12	—	—	—	(1)	(5)	—	—	9
IC-Stock2 - 220	—	—	5	4	—	—	—	—	(6)	—	—	3
IC-Stock3 - 230	—	—	50	12	—	—	—	(1)	(51)	—	—	10
IC-MSC	—	—	(1)	15	—	—	—	—	(11)	—	—	3
Total	—	—	204	38,146	—	—	—	(1,253)	(29,545)	—	—	7,552
Accrued for additional credits to be allowed at next anniversaries:
SP 75	—	—	(1)	—	—	—	—	—	—	—	—	(1)
IC-Stock	—	—	76	9	—	—	—	—	(18)	—	—	67
IC-Stock1 - 210	—	—	104	76	—	—	—	(2)	(34)	—	—	144
IC-Stock2 - 220	—	—	209	(11)	—	—	—	(1)	(162)	—	—	35
IC-Stock3 - 230	—	—	2,061	(31)	—	—	—	—	(1,620)	—	—	410

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2022
(in thousands)

Description		December 31, 2022
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

IC-Market Strategy Certificate - Part Int 2019/2102/4061		—	—	110	60	—	—	—	(1)	(42)	—	—	127
Total		—	—	2,559	103	—	—	—	(4)	(1,876)	—	—	782
Total Single Pay - Non Qualified Certificates		140,564	3,669,282	3,751,650	38,249	6,120,507	31,415	(13,027)	(3,164,928)	(31,421)	186,297	6,641,461	6,732,445

R-Series Single Pay - Qualified Certificates
R-77 - 910	3.5	3	12	25	—	—	1	—	—	—	9	12	26
R78 - 911	3.5	3	12	22	—	—	1	—	—	—	3	12	23
R-79 - 912	3.5	5	39	69	—	—	2	—	—	—	5	39	71
R-80 - 913	3.5	3	21	34	—	—	1	—	—	—	3	21	35
R-81 - 914	3.5	1	10	17	—	—	1	—	—	—	1	10	18
R-82A - 915	3.5	6	29	37	—	—	1	—	(4)	—	6	26	34
RP-Q - 916		25	33	101	—	—	—	—	(18)	—	22	28	83
R-II - 920	3.5	8	63	64	—	—	2	—	(7)	—	7	57	59
RP-Flexible Savings - 971		25,455	660,294	682,886	—	1,459,190	10,606	(1,437)	(297,942)	—	44,721	1,829,220	1,853,303
Cash Reserve RP-3 mo. - 972		29,957	762,247	764,093	—	704,980	1,109	(74)	(824,394)	—	29,200	643,893	645,714
RP-Flexible Savings Emp - 973		1	71	83	—	—	—	—	—	—	1	71	83
RP-Stock Market - 960		1,203	11,668	13,098	—	4	8	(408)	(3,548)	—	866	8,225	9,154
RP-Stepup - 940		107	3,119	3,291	—	—	26	—	(1,055)	—	78	2,127	2,262
RP-Stock1 - 941		2,314	23,580	24,487	—	3,073	20	—	(10,453)	—	1,577	16,581	17,127
RP-Stock2 - 942		569	9,218	9,560	—	1,710	116	—	(3,835)	—	421	7,292	7,551
RP-Stock3 - 943		1,208	16,422	17,075	—	3,086	1,078	—	(8,031)	—	948	12,506	13,208
Market Strategy Cert - 961		916	19,788	21,290	—	466	16	(105)	(5,723)	—	680	14,926	15,944
D-1 990-993		2	761	847	—	109	11	—	(73)	—	2	801	894
Total		61,786	1,507,387	1,537,079	—	2,172,618	12,999	(2,024)	(1,155,083)	—	78,550	2,535,847	2,565,589
Additional Interest on R-Series Single Payment Reserves:
R-77	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-78	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-79	3.5	—	—	—	2	—	—	—	—	(2)	—	—	—
R-80	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-81	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-82A	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-II	3.5	—	—	—	2	—	—	—	—	(2)	—	—	—
RP-Flexible Savings		—	—	51	13,017	—	—	—	(82)	(10,606)	—	—	2,380
RP-Stepup - 940		—	—	1	27	—	—	—	—	(26)	—	—	2
Cash Reserve RP-3 mo.		—	—	3	1,829	—	—	—	(349)	(1,109)	—	—	374
RP-Stock Market		—	—	1	2	—	—	—	—	(1)	—	—	2
RP-Stock1		—	—	2	7	—	—	—	—	(4)	—	—	5
RP-Stock2		—	—	2	1	—	—	—	—	(2)	—	—	1
RP-Stock3		—	—	21	5	—	—	—	—	(22)	—	—	4
Market Strategy Cert		—	—	2	7	—	—	—	—	(5)	—	—	4
D-1 - 400		7	7	—	12	—	—	—	(1)	(11)	7	7	—
Total		7	7	83	14,916	—	—	—	(432)	(11,795)	7	7	2,772
Accrued for additional credits to be allowed at next anniversaries:
RP-Stock Market		—	—	20	14	—	—	—	—	(7)	—	—	27
RP-Stock1 - 941		—	—	47	21	—	—	—	—	(16)	—	—	52

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2022
(in thousands)

Description	December 31, 2022
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

RP-Stock2 - 942		—	—	142	(10)	—	—	—	—	(114)	—	—	18
RP-Stock3 - 943		—	—	1,326	(15)	—	—	—	—	(1,056)	—	—	255
Market Strategy Cert		—	—	29	14	—	—	—	—	(12)	—	—	31
Total		—	—	1,564	24	—	—	—	—	(1,205)	—	—	383
Total R-Series Single Pay - Qualified Certificates		61,793	1,507,394	1,538,726	14,940	2,172,618	12,999	(2,024)	(1,155,515)	(13,000)	78,557	2,535,854	2,568,744

Optional Settlement Certificates
Other series and conversions from Single Payment Certificates	2.5-3 - 3-3.5	—	—	4,317	127	—	1	(460)	(224)	—	—	—	3,761
Series R-II & RP-2-84 - 88 -Prod 921	3.5	—	—	18	1	—	—	—	—	—	—	—	19
Add’l credits and accrued int. thereon	2.5-3	—	—	20	1	—	—	(2)	(1)	(1)	—	—	17
Accrued for additional credits to be allowed at next anniversaries		—	—	(1)	—	—	—	—	—	(1)	—	—	(2)
Total Optional Settlement		—	—	4,354	129	—	1	(462)	(225)	(2)	—	—	3,795
Due to unlocated cert holders		—	—	429	—	—	274	—	—	(270)	—	—	433
Total Certificate Reserves (1)		202,950	$5,197,605	$5,301,271	$53,437	$8,297,633	$44,797	$(15,883)	$(4,322,626)	$(44,799)	265,604	$9,234,365	$9,313,830

(1) Total certificate reserves does not include Stock Market Certificates embedded derivatives of $3.6 million and $3.9 million or its intrinsic interest of $(4.0) million and $(4.6) million as of December 31, 2022 and 2021, respectively. These amounts are included in Total certificate reserves.

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2022
(in thousands)
Part 2 - Descriptions of Additions to Reserves Charged to
Other Accounts and Deductions from Reserves Credited to Other Accounts

Year Ended December 31, 2022
Additional credits on installment certificates and accrued interest thereon:
Other additions represent:
Transfers from maturities to extended maturities, additional credits/interest and advance payments	$108

Other deductions represent:
Transfers to reserves on a quarterly basis for Reserve Plus Flexible-Payment, IC-Q-Installment and R-Flexible-Payment	$106

Optional settlement certificates:
Other additions represent:
Transfers from installment certificate reserves (less surrender charges), optional settlement privileges	$1
$1

Other deductions represent:
Transfers to reserves for additional credits and accrued interest thereon	$1
Transfers to accruals for additional credits to be allowed at next anniversaries	1
$2

Single-Payment certificates:
Other additions represent:
Flexible Savings	$26,867
Stepup	40
Cash Reserve-3mo	2,562
Stock Market	20
IC-Stock1	40
IC-Stock2	168
IC-Stock3	1,665
Market Strategy	53
Cash Reserve-RP-3mo	1,109
Flexible Savings-RP	10,606
Stepup-RP	26
Stock Market-RP	8
RP-Stock1	20
RP-Stock2	116
RP-Stock3	1,078
Market Strategy-RP	16
Transfers from accruals at anniversaries maintained in a separate reserve account	20
$44,414

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2022
(in thousands)

Year Ended December 31, 2022
Other deductions represent:
Transfers to optional settlement reserves:
Single-Payment	$1,943
Transfers to reserves for additional credits and accrued interest thereon	(20)
Flexible Savings	26,870
Stepup	40
Cash Reserve-3mo	2,560
Stock Market	2
Stock1	5
Stock2	6
Stock3	51
Market Strategy Cert	11
Cash Reserve-RP-3mo	1,109
Flexible Savings-RP	10,606
Stepup-RP	26
Stock Market-RP	8
RP-Stock1	20
RP-Stock2	116
RP-Stock3	1,078
Transfers to Federal tax withholding	(10)
$44,421

Due to unlocated certificate holders:
Other additions represent:
Amounts equivalent to payments due certificates holders who could not be located	$274

Other deductions represent:
Payments to certificate holders credited to cash	$270

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2022
(in thousands)
Part 3 - Information Regarding Installment Certificates

MO’s Paid	Number of Accounts w/Certificate Holders		Amount of Maturity Value		Amount of Reserves		Deduction from Reserves Cash Surrenders Prior to Maturity Surrender	Other Deductions
	2021	2022	2021	2022	2021	2022	2022	2022

1-12	71	260	$5,535	$40,887	$480	$2,219	$154	$—
13-24	53	57	784	4,086	656	366	3	—
25-36	68	39	2,886	135	688	565	5	—
37-48	86	65	5,367	2,850	804	965	33	—
49-60	50	77	583	5,260	441	914	102	—
61-72	69	50	215	583	797	565	—	—
73-84	59	67	2,133	203	853	851	10	—
85-96	52	53	2,976	2,116	561	1,095	46	—
97-108	44	42	444	924	399	496	18	—
109-120	40	39	—	—	428	359	—	—
121-132	—	—	—	—	—	—	294	—
133-144	—	—	—	—	—	—	—	—
145-156	—	—	—	—	—	—	—	—
157-168	—	—	—	—	—	—	—	—
169-180	—	—	—	—	—	—	—	—
181-192	—	—	—	—	—	—	—	—
193-204	—	—	—	—	—	—	—	—
205-216	—	—	—	—	—	—	—	—
217-228	—	—	—	—	—	—	—	—
229-240	—	—	—	—	—	—	—	—
241-252	—	—	—	—	—	—	—	—
253-264	—	—	—	—	—	—	—	—
265-276	—	—	—	—	—	—	—	—
277-288	—	—	—	—	—	—	—	—
289-300	—	—	—	—	—	—	—	—
301-312	—	—	—	—	—	—	—	—
313-324	—	—	—	—	—	—	—	—
325-336	—	—	—	—	—	—	—	—
337-348	—	—	—	—	—	—	—	—
349-360	—	—	—	—	—	—	—	—
361-372	—	—	—	—	—	—	—	—
373-384	—	—	—	—	—	—	—	—
385-396	—	—	—	—	—	—	—	—
397-408	—	—	—	—	—	—	—	—
409-420	—	—	—	—	—	—	—	—
457-468	1	—	6	—	5	—	—	—
469-480	—	1	—	6	—	5	—	—
TOTAL - ALL SERIES	593	750	$20,929	$57,050	$6,112	$8,400	$665	$—

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
Year Ended December 31, 2020
(in thousands)

Year Ended December 31, 2020
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

Ameriprise Certificate Company
Schedule VII — Valuation and Qualifying Accounts
Years Ended December 31, 2022, 2021 and 2020
(in thousands)

Reserves deducted from assets to which they apply	Year Ended December 31, 2022
	Balance at beginning of period	Change in allowance/ writedowns from 2021 to 2022	Balance at end of period
Allowance for credit losses:
Conventional first mortgage loans and other loans	$1,518	$(46)	$1,472

Reserves deducted from assets to which they apply	Year Ended December 31, 2021
	Balance at beginning of period	Change in allowance/ writedowns from 2020 to 2021	Balance at end of period
Allowance for losses:
Conventional first mortgage loans and other loans	$3,190	$(1,672)	$1,518

Reserves deducted from assets to which they apply	Year Ended December 31, 2020
	Balance at beginning of period(1)	Cumulative effect of adoption of current expected credit losses guidance	Change in reserves/ writedowns from 2019 to 2020	Balance at end of period
Allowance for losses:
Conventional first mortgage loans and other loans	$3,022	$(771)	$939	$3,190

(1) Prior to January 1, 2020, the allowance for credit losses was based on an incurred loss model that did not require estimating expected credit losses over the expected life of the asset.