Form 10-Q
period 2023-03-31
AMERIPRISE CERTIFICATE CO
filed 2023-05-02
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	811-00002

AMERIPRISE CERTIFICATE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	41-6009975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $10 per share)	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at May 2, 2023
Common Stock (par value $10 per share)	150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY
FORM 10-Q

AMERIPRISE CERTIFICATE COMPANY
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Investment income	$129,909	$14,428
Investment expenses	12,109	6,145
Net investment income before provision for certificate reserves and income taxes	117,800	8,283
Net provision for certificate reserves	82,933	1,331
Net investment income before income taxes	34,867	6,952
Income tax expense	8,851	1,727
Net investment income, after-tax	26,016	5,225

Net realized gain (loss) on investments before income taxes	(635)	18
Income tax expense (benefit)	(133)	4
Net realized gain (loss) on investments, after-tax	(502)	14
Net income	$25,514	$5,239
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net income	$25,514	$5,239
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period	21,361	(39,913)
Reclassification of net (gains) losses on securities included in net income	266	(1)
Total other comprehensive income (loss), net of tax	21,627	(39,914)
Total comprehensive income (loss)	$47,141	$(34,675)
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2023	December 31, 2022
	(in thousands, except share data)
Assets
Qualified Assets
Cash and cash equivalents	$1,622,791	$1,180,868
Investments in unaffiliated issuers (allowance for credit losses: 2023, $1,767; 2022, $1,472)	10,111,269	8,573,481
Receivables	32,549	24,937
Derivative assets	13,102	8,786
Total qualified assets	11,779,711	9,788,072
Deferred taxes, net	31,808	37,892
Due from related party	41,987	—
Total assets	$11,853,506	$9,825,964

Liabilities and Shareholder’s Equity
Liabilities
Certificate reserves	$11,101,907	$9,313,405
Due to related party	4,026	3,047
Taxes payable to parent	13,200	5,708
Payables to brokers, dealers and clearing organizations	135,862	68,533
Derivative liabilities	9,106	6,649
Other liabilities	50,781	14,139
Total liabilities	11,314,882	9,411,481

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	558,667	481,667
Retained earnings	72,175	46,661
Accumulated other comprehensive income (loss), net of tax	(93,718)	(115,345)
Total shareholder’s equity	538,624	414,483
Total liabilities and shareholder’s equity	$11,853,506	$9,825,964

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
				Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Un-appropriated
	(in thousands, except share data)
Balance at January 1, 2023	150,000	$1,500	$481,667	$15,960	$15	$30,686	$(115,345)	$414,483
Net income	—	—	—	—	—	25,514	—	25,514
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	21,627	21,627
Transfer to appropriated from unappropriated	—	—	—	3,991	—	(3,991)	—	—
Receipt of capital from parent	—	—	77,000	—	—	—	—	77,000
Balance at March 31, 2023	150,000	$1,500	$558,667	$19,951	$15	$52,209	$(93,718)	$538,624

Balance at January 1, 2022	150,000	$1,500	$302,709	$—	$15	$70	$15,736	$320,030
Net income	—	—	—	—	—	5,239	—	5,239
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(39,914)	(39,914)
Dividend to parent	—	—	—	—	—	(4,258)	—	(4,258)
Return of capital to parent	—	—	(7,042)	—	—	—	—	(7,042)
Balance at March 31, 2022	150,000	$1,500	$295,667	$—	$15	$1,051	$(24,178)	$274,055
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash Flows from Operating Activities
Net income	$25,514	$5,239
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, accretion of discounts, net	(29,256)	396
Deferred income tax expense (benefit)	(769)	—
Net realized (gain) loss on Available-for-Sale securities	337	(1)
Other net realized (gain) loss	3	6
Provision for credit losses	295	(24)
Changes in operating assets and liabilities:
Dividends and interest receivable	4,596	(89)
Certificate reserves, net	6,498	(1,065)
Deferred taxes, net	—	316
Taxes payable to/receivable from parent, net	7,492	1,122
Derivatives, net of collateral	(159)	(32)
Other liabilities	9,947	7,529
Other receivables	(187)	46
Payables to brokers, dealers and clearing organizations	53,286	—
Other, net	(2,273)	(136)
Net cash provided by (used in) operating activities	75,324	13,307

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	111,726	—
Maturities, redemptions, calls and other	706,635	1,022,546
Purchases	(2,306,845)	(1,131,208)
Syndicated loans and commercial mortgage loans:
Sales, maturities and repayments	11,261	8,864
Purchases and fundings	(1,582)	—
Certificate loans, net	3	(1)
Net cash provided by (used in) investing activities	(1,478,802)	(99,799)

Cash Flows from Financing Activities
Payments from certificate holders and other additions	3,590,293	733,156
Certificate maturities and cash surrenders	(1,821,892)	(835,160)
Capital contribution from parent	77,000	—
Dividend to parent	—	(4,258)
Return of capital to parent	—	(7,042)
Net cash provided by (used in) financing activities	1,845,401	(113,304)

Net increase (decrease) in cash and cash equivalents	441,923	(199,796)
Cash and cash equivalents at beginning of period	1,180,868	689,792
Cash and cash equivalents at end of period	$1,622,791	$489,996

Supplemental disclosures including non-cash transactions:
Cash paid (received) for income taxes	$1,687	$183
Cash paid for interest	77,751	2,483
See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.  Basis of Presentation and Summary of Significant Accounting Policies
Nature of Business
Ameriprise Certificate Company (“ACC”) is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial” or the “Parent”). ACC is registered as an investment company under the Investment Company Act of 1940. The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). ACC uses the consolidation method of accounting for its wholly owned subsidiary, Investors Syndicate Development Corp. The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods have been made. All adjustments made were of a normal recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Annual Report on Form 10-K of ACC for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2023 (“2022 10-K”).
ACC evaluated events or transactions that occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. Other than disclosed in Note 9, no other subsequent events or transactions requiring recognition or disclosure were identified.
The significant accounting policies for Due from related party and Other liabilities were added given the significance of the balances as of March 31, 2023.
Due from related party
The balance in Due from related party includes the amounts due from its affiliated broker-dealer, Ameriprise Financial Services, LLC, related to sales of investment certificates.
Other liabilities
Other liabilities primarily include unpaid certificate maturities and cash surrenders to certificate holders.
2.  Recent Accounting Pronouncements
Adoption of New Accounting Standards
Financial Instruments – Credit Losses – Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the Financial Accounting Standards Board (“FASB”) proposed amendments to Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (“Topic 326”). The update removes the recognition and measurement guidance for Troubled Debt Restructurings (“TDRs”) by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, and modifies the disclosure requirements for certain loan refinancing and restructuring by creditors when a borrower is experiencing financial difficulty. Rather than applying the recognition and measurement for TDRs, an entity must apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan. The update also requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The amendments are to be applied prospectively, but entities may apply a modified retrospective transition for changes to the recognition and measurement of TDRs. For entities that have adopted Topic 326, the amendments are effective for interim and annual periods beginning after December 15, 2022. ACC adopted the standard on January 1, 2023. The adoption of this update did not have an impact on ACC’s consolidated results of operations and financial condition and modifications to disclosures are immaterial in the current period.
3.  Investments
Investments in unaffiliated issuers were as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
Available-for-Sale securities: Fixed maturities, at fair value (allowance for credit losses: 2023 and 2022, nil; amortized cost: 2023, $10,042,369; 2022, $8,523,011)	$9,916,753	$8,368,916
Commercial mortgage loans and syndicated loans, at cost (allowance for credit losses: 2023, $1,767; 2022, $1,472; fair value: 2023, $186,888; 2022, $195,252)	194,447	204,493
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	69	72
Total	$10,111,269	$8,573,481

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Available-for-Sale securities distributed by type were as follows:

Description of Securities	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt securities	$1,118,601	$2,257	$(6,666)	$1,114,192
Residential mortgage backed securities	2,729,961	5,598	(103,342)	2,632,217
Commercial mortgage backed securities	2,141,477	9,456	(29,596)	2,121,337
Asset backed securities	1,937,435	4,403	(8,355)	1,933,483
State and municipal obligations	8,451	—	(211)	8,240
U.S. government and agency obligations	2,106,444	904	(64)	2,107,284
Total	$10,042,369	$22,618	$(148,234)	$9,916,753

Description of Securities	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt securities	$800,596	$497	$(8,151)	$792,942
Residential mortgage backed securities	2,210,633	4,202	(114,971)	2,099,864
Commercial mortgage backed securities	1,976,401	872	(28,521)	1,948,752
Asset backed securities	1,463,147	2,599	(10,474)	1,455,272
State and municipal obligations	9,451	—	(296)	9,155
U.S. government and agency obligations	2,062,783	819	(671)	2,062,931
Total	$8,523,011	$8,989	$(163,084)	$8,368,916
As of March 31, 2023 and December 31, 2022, accrued interest of $28.5 million and $20.8 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Receivables.
As of March 31, 2023 and December 31, 2022, investment securities with a fair value of $336 thousand and $182 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.
As of March 31, 2023 and December 31, 2022, fixed maturity securities comprised approximately 85% and 86%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. As of March 31, 2023 and December 31, 2022, $13.8 million and $8.7 million, respectively, worth of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC.
A summary of fixed maturity securities by rating was as follows:

Ratings	March 31, 2023			December 31, 2022
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$8,673,690	$8,553,996	87%	$7,504,912	$7,361,766	88%
AA	95,785	92,851	1	104,049	100,303	1
A	228,071	227,610	2	165,663	164,265	2
BBB	1,033,613	1,031,535	10	732,811	727,450	9
Below investment grade	11,210	10,761	—	15,576	15,132	—
Total fixed maturities	$10,042,369	$9,916,753	100%	$8,523,011	$8,368,916	100%
As of March 31, 2023 and December 31, 2022, approximately 35% and 34%, respectively, of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. As of March 31, 2023, ACC had 6 issuers with holdings totaling $404.9 million that individually were between 10% and 17% of total shareholder’s equity. As of December 31, 2022, ACC had 18 issuers with holdings totaling $868.0 million that individually were between 10% and 15% of total shareholder’s equity. There were no other holdings of any other issuer greater than 10% of total shareholder’s equity as of March 31, 2023 and December 31, 2022.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	March 31, 2023
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Corporate debt securities	54	$702,855	$(6,002)	3	$19,718	$(664)	57	$722,573	$(6,666)
Residential mortgage backed securities	95	1,092,184	(16,190)	193	1,000,519	(87,152)	288	2,092,703	(103,342)
Commercial mortgage backed securities	35	760,602	(7,645)	44	662,184	(21,951)	79	1,422,786	(29,596)
Asset backed securities	30	595,876	(2,343)	19	340,535	(6,012)	49	936,411	(8,355)
State and municipal obligations	—	—	—	7	8,240	(211)	7	8,240	(211)
U.S. government and agency obligations	2	43,414	(64)	—	—	—	2	43,414	(64)
Total	216	$3,194,931	$(32,244)	266	$2,031,196	$(115,990)	482	$5,226,127	$(148,234)

Description of Securities	December 31, 2022
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Corporate debt securities	48	$598,028	$(8,151)	—	$—	$—	48	$598,028	$(8,151)
Residential mortgage backed securities	208	1,609,795	(83,810)	78	253,759	(31,161)	286	1,863,554	(114,971)
Commercial mortgage backed securities	64	1,396,001	(16,637)	21	379,588	(11,884)	85	1,775,589	(28,521)
Asset backed securities	42	816,065	(8,671)	5	87,706	(1,803)	47	903,771	(10,474)
State and municipal obligations	7	8,251	(200)	1	904	(96)	8	9,155	(296)
U.S. government and agency obligations	11	559,320	(671)	—	—	—	11	559,320	(671)
Total	380	$4,987,460	$(118,140)	105	$721,957	$(44,944)	485	$5,709,417	$(163,084)
As part of ACC’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the three months ended March 31, 2023 is primarily attributable to the impact of lower interest rates partially offset by wider credit spreads given ongoing market volatility with no specific credit concerns. As of March 31, 2023, ACC did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. ACC does not intend to sell these securities and does not believe that it is more likely than not that ACC will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of March 31, 2023 and December 31, 2022, approximately 97% and 96%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
There were no amounts recognized in the allowance for credit losses on Available-for-Sale securities during the three months ended March 31, 2023 and 2022.
The change in net unrealized gains (losses) on securities in other comprehensive income (loss) (“OCI”), includes two components, net of tax: (i) unrealized gains (losses) that arose from changes in the fair value of securities that were held during the period and (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities and due to the reclassification of noncredit losses to credit losses.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following table presents rollforwards of the net unrealized gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss) (“AOCI”):

	Net Unrealized Gains (Losses) on Securities	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Gains (Losses) on Securities
	(in thousands)
Balance at January 1, 2023	$(154,094)	$38,749	$(115,345)
Net unrealized gains (losses) on securities arising during the period (1)	28,141	(6,780)	21,361
Reclassification of net (gains) losses on securities included in net income (2)	337	(71)	266
Balance at March 31, 2023	$(125,616)	$31,898	$(93,718)

Balance at January 1, 2022	$18,509	$(2,773)	$15,736
Net unrealized gains (losses) on securities arising during the period (1)	(52,515)	12,602	(39,913)
Reclassification of net (gains) losses on securities included in net income (2)	(1)	—	(1)
Balance at March 31, 2022	$(34,007)	$9,829	$(24,178)
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
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net realized gain (loss) on investments before income taxes were as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Gross realized investment gains	$135	$1
Gross realized investment losses	(472)	—
Total	$(337)	$1
Available-for-Sale securities by contractual maturity as of March 31, 2023 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$2,494,713	$2,492,291
Due after one year through five years	738,577	737,209
Due after five years through 10 years	206	216
	3,233,496	3,229,716
Residential mortgage backed securities	2,729,961	2,632,217
Commercial mortgage backed securities	2,141,477	2,121,337
Asset backed securities	1,937,435	1,933,483
Total	$10,042,369	$9,916,753
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
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses:

Commercial Loans
(in thousands)
Balance at January 1, 2023	$1,472
Provisions	295
Balance at March 31, 2023	$1,767

Balance at January 1, 2022	$1,518
Provisions	(24)
Balance at March 31, 2022	$1,494
As of March 31, 2023 and December 31, 2022, accrued interest on commercial loans was $1.2 million, and is recorded in Receivables and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended March 31, 2023 and 2022, ACC purchased $0.4 million and nil, respectively, of syndicated loans, and sold $0.8 million and nil, respectively, of syndicated loans.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $2.9 million and $1.5 million as of March 31, 2023 and December 31, 2022, respectively. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. There were no commercial mortgage loans which management has assigned its highest risk rating as of both March 31, 2023 and December 31, 2022. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both March 31, 2023 and December 31, 2022.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	March 31, 2023
Loan-to-Value Ratio	2023	2022	2021	2020	2019	Prior	Total
	(in thousands)
> 100%	$—	$—	$—	$—	$—	$3,193	$3,193
80% - 100%	—	5,481	—	—	—	—	5,481
60% - 80%	—	—	1,715	—	—	3,379	5,094
40% - 60%	1,098	—	4,840	4,039	9,191	5,028	24,196
< 40%	—	1,591	4,429	3,000	4,947	48,605	62,572
Total	$1,098	$7,072	$10,984	$7,039	$14,138	$60,205	$100,536

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2022
Loan-to-Value Ratio	2022	2021	2020	2019	2018	Prior	Total
	(in thousands)
> 100%	$—	$—	$—	$—	$3,211	$—	$3,211
80% - 100%	5,500	—	—	—	—	—	5,500
60% - 80%	—	1,727	—	—	—	3,411	5,138
40% - 60%	—	4,963	4,062	10,630	2,570	8,299	30,524
< 40%	1,628	4,544	3,000	3,646	6,589	38,834	58,241
Total	$7,128	$11,234	$7,062	$14,276	$12,370	$50,544	$102,614
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type. For the three months ended March 31, 2023, ACC did not have any write-offs of commercial mortgage loans.
In addition, ACC reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
	(in thousands)
East North Central	$8,897	$9,116	9%	9%
East South Central	2,060	2,239	2	2
Middle Atlantic	15,497	14,640	15	14
Mountain	9,042	9,135	9	9
New England	6,484	6,542	6	6
Pacific	35,850	36,432	36	36
South Atlantic	11,871	12,003	12	12
West North Central	4,016	4,215	4	4
West South Central	6,819	8,292	7	8
	100,536	102,614	100%	100%
Less: allowance for credit losses	384	451
Total	$100,152	$102,163
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
	(in thousands)
Apartments	$29,435	$29,969	29%	29%
Industrial	25,021	25,668	25	25
Mixed use	10,526	10,658	11	11
Office	16,069	16,293	16	16
Retail	17,111	17,592	17	17
Other	2,374	2,434	2	2
	100,536	102,614	100%	100%
Less: allowance for credit losses	384	451
Total	$100,152	$102,163
Syndicated Loans
The investment in syndicated loans as of March 31, 2023 and December 31, 2022 was $95.7 million and $103.4 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. There were no syndicated loans past due as of both March 31, 2023 and December 31, 2022. ACC assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality. For the three months ended March 31, 2023, ACC did not have any write-offs of syndicated loans.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	March 31, 2023
Internal Risk Rating	2023	2022	2021	2020	2019	Prior	Total
	(in thousands)
Risk 5	$—	$1,135	$—	$—	$—	$1,694	$2,829
Risk 4	—	—	—	1,211	1,934	—	3,145
Risk 3	—	—	2,785	717	3,131	9,671	16,304
Risk 2	—	3,835	8,678	4,072	5,049	17,679	39,313
Risk 1	396	2,347	4,316	2,551	4,678	19,799	34,087
Total	$396	$7,317	$15,779	$8,551	$14,792	$48,843	$95,678

	December 31, 2022
Internal Risk Rating	2022	2021	2020	2019	2018	Prior	Total
	(in thousands)
Risk 5	$1,132	$—	$—	$—	$337	$—	$1,469
Risk 4	—	—	—	1,937	—	1,786	3,723
Risk 3	—	3,561	717	3,058	4,740	6,859	18,935
Risk 2	2,948	7,993	5,387	6,813	5,284	16,242	44,667
Risk 1	3,342	4,423	2,556	3,467	7,880	12,889	34,557
Total	$7,422	$15,977	$8,660	$15,275	$18,241	$37,776	$103,351
Certificate Loans
Certificate loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to certificate loans, ACC does not record an allowance for credit losses.
Modifications with Borrowers Experiencing Financial Difficulty
There were no modifications of financing receivables with borrowers experiencing financial difficulty by ACC during the three months ended March 31, 2023.
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$308,960	$1,295,847	$—	$1,604,807
Available-for-Sale securities:
Corporate debt securities	—	1,099,441	14,751	1,114,192
Residential mortgage backed securities	—	2,632,217	—	2,632,217
Commercial mortgage backed securities	—	2,121,337	—	2,121,337
Asset backed securities	—	1,929,668	3,815	1,933,483
State and municipal obligations	—	8,240	—	8,240
U.S. government and agency obligations	2,107,284	—	—	2,107,284
Total Available-for-Sale securities	2,107,284	7,790,903	18,566	9,916,753
Equity derivative contracts	75	13,027	—	13,102
Total assets at fair value	$2,416,319	$9,099,777	$18,566	$11,534,662

Liabilities
Stock market certificate embedded derivatives	$—	$6,128	$—	$6,128
Equity derivative contracts	—	9,106	—	9,106
Total liabilities at fair value	$—	$15,234	$—	$15,234

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$1,159,470	$—	$1,159,470
Available-for-Sale securities:
Corporate debt securities	—	783,289	9,653	792,942
Residential mortgage backed securities	—	2,099,864	—	2,099,864
Commercial mortgage backed securities	—	1,948,752	—	1,948,752
Asset backed securities	—	1,450,381	4,891	1,455,272
State and municipal obligations	—	9,155	—	9,155
U.S. government and agency obligations	2,062,931	—	—	2,062,931
Total Available-for-Sale securities	2,062,931	6,291,441	14,544	8,368,916
Equity derivative contracts	—	8,786	—	8,786
Total assets at fair value	$2,062,931	$7,459,697	$14,544	$9,537,172

Liabilities
Stock market certificate embedded derivatives	$—	$3,572	$—	$3,572
Equity derivative contracts	8	6,641	—	6,649
Total liabilities at fair value	$8	$10,213	$—	$10,221

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance at January 1, 2023	$9,653	$4,891	$14,544
Total gains (losses) included in:
Net income	26	21	47	(1)
Other comprehensive income (loss)	39	3	42
Purchases	5,033	—	5,033
Settlements	—	(1,100)	(1,100)
Balance at March 31, 2023	$14,751	$3,815	$18,566

Changes in unrealized gains (losses) in net income relating to assets held at March 31, 2023	$26	$(25)	$1	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at March 31, 2023	$39	$3	$42

	Available-for-Sale Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance at January 1, 2022	6,004	4,891	$10,895
Total gains (losses) included in:
Net income	—	17	17	(1)
Other comprehensive income (loss)	(1)	(17)	(18)
Settlements	(6,000)	—	(6,000)
Balance at March 31, 2022	$3	$4,891	$4,894

Changes in unrealized gains (losses) in net income relating to assets held at March 31, 2022	$—	$17	$17	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at March 31, 2022	$—	$(17)	$(17)
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets:

	March 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$14,748	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%	1.0%

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$9,650	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1%	1.1%
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

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
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
Derivatives
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both March 31, 2023 and December 31, 2022. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
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
Derivatives
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both March 31, 2023 and December 31, 2022. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
During the reporting periods, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	March 31, 2023
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$94,295	$—	$92,084	$—	$92,084
Commercial mortgage loans	100,152	—	—	94,804	94,804
Certificate loans	69	—	69	—	69
Financial Liabilities
Certificate reserves	$11,095,779	$—	$—	$11,032,894	$11,032,894

	December 31, 2022
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$102,330	$—	$96,552	$3,024	$99,576
Commercial mortgage loans	102,163	—	—	95,676	95,676
Certificate loans	72	—	72	—	72
Financial Liabilities
Certificate reserves	$9,309,833	$—	$—	$9,253,304	$9,253,304

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	March 31, 2023
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$13,027	$—	$13,027	$(9,106)	$(3,593)	$328
Exchange-traded	75	—	75	—	—	75
Total	$13,102	$—	$13,102	$(9,106)	$(3,593)	$403

	December 31, 2022
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$8,786	$—	$8,786	$(6,641)	$(1,893)	$252
Total	$8,786	$—	$8,786	$(6,641)	$(1,893)	$252
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	March 31, 2023
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$9,106	$—	$9,106	$(9,106)	$—	$—
Total	$9,106	$—	$9,106	$(9,106)	$—	$—

	December 31, 2022
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$6,641	$—	$6,641	$(6,641)	$—	$—
Exchange-traded	8	—	8	—	—	8
Total	$6,649	$—	$6,649	$(6,641)	$—	$8
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
ACC uses derivatives as economic hedges of equity risk related to Stock Market Certificates (“SMC”). ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	March 31, 2023			December 31, 2022
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Equity contracts (1)	$272,401	$13,102	$9,106	$283,681	$8,786	$6,649
Embedded derivatives
Stock market certificates (2)	N/A	—	6,128	N/A	—	3,572
Total derivatives	$272,401	$13,102	$15,234	$283,681	$8,786	$10,221
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
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended March 31,
		2023	2022
		(in thousands)
Equity contracts
Stock market certificates	Net provision for certificate reserves	$960	$(42)
Stock market certificates embedded derivatives	Net provision for certificate reserves	(1,930)	7
Total		$(970)	$(35)
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
9.  Shareholder’s Equity
During the three months ended March 31, 2023, ACC received cash contributions from Ameriprise Financial of $77.0 million. ACC received these contributions to maintain compliance with capital requirements and these contributions were outside of the Capital Support Agreement between Ameriprise Financial and ACC. See additional discussion on the Capital Support Agreement in ACC’s 2022 10-K. During the three months ended March 31, 2022, ACC did not receive any cash contributions from Ameriprise Financial.
During the three months ended March 31, 2023 and 2022, ACC paid dividends to Ameriprise Financial of nil and $4.3 million, respectively.
During the three months ended March 31, 2023 and 2022, ACC returned contributed capital to Ameriprise Financial of nil and $7.0 million, respectively. The payment to Ameriprise Financial was recognized as a reduction of additional paid-in capital as it was in excess of the amount of unappropriated retained earnings available to be paid as a dividend. ACC continued to maintain compliance with the capital requirements of the SEC and the Minnesota Department of Commerce during the three months ended March 31, 2023.
On April 27, 2023, ACC received a cash contribution of $7.0 million from Ameriprise Financial to support product inflows during the month of April 2023.
10.  Income Taxes
ACC’s effective tax rate was 25.5% and 24.8% for the three months ended March 31, 2023 and 2022, respectively.
The effective tax rates for the three months ended March 31, 2023 and 2022 was higher than the statutory rate primarily as a result of state income taxes, net of federal benefit.
ACC is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Based on analysis of ACC’s tax position, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of both March 31, 2023 and December 31, 2022.
As of March 31, 2023 and December 31, 2022, ACC had $4.8 million and $4.3 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $3.8 million and $3.4 million, net of federal tax benefits, of unrecognized tax benefits as of March 31, 2023 and December 31, 2022, respectively, would affect the effective tax rate.
ACC does not anticipate that the total amount of unrecognized tax benefits will change in the next 12 months.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized a net increase of $66 thousand and $39 thousand in interest and penalties for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, ACC had a payable of $844 thousand and $778 thousand, respectively, related to accrued interest and penalties.
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

AMERIPRISE CERTIFICATE COMPANY
ITEM 2.  MANAGEMENT’S NARRATIVE ANALYSIS
The following information should be read in conjunction with Ameriprise Certificate Company’s (“ACC’s”) Consolidated Financial Statements and Notes presented in Part I, Item 1. This discussion may contain forward-looking statements that reflect ACC’s plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed under “Forward-Looking Statements.” ACC believes it is useful to read its management’s narrative analysis in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2023 (“2022 10-K”), as well as its current reports on Form 8-K and other publicly available information.
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
Current Macroeconomic Environment
ACC operates its business in the broader context of the macroeconomic forces around it, including the global and U.S. economies, the coronavirus disease 2019 (“COVID-19”) pandemic, changes in interest and inflation rates, financial market volatility, fluctuations in foreign exchange rates, geopolitical strain, the competitive environment, client and customer activities and preferences, and the various regulatory and legislative developments. Financial markets and macroeconomic conditions have had and will continue to have a significant impact on ACC’s operating and performance results. ACC’s success may be affected by the factors discussed in Item 1A, “Risk Factors” in ACC’s 2022 10-K and other factors as discussed herein.
Significant Accounting Policies
ACC’s significant accounting policies are discussed in detail in “Management’s Narrative Analysis – Recent Accounting Pronouncements and Significant Accounting Policies” in ACC’s 2022 10-K.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements and their expected impact on ACC’s future results of operations or financial condition, see Note 2 to the Consolidated Financial Statements.
Results of Operations for the Three Months Ended March 31, 2023 and 2022
ACC’s net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income trends occur largely due to changes in returns on ACC’s investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles (“GAAP”).
Net income increased $20.3 million for the three months ended March 31, 2023 compared to the prior year period primarily due to higher investment income. This increase was partially offset by higher net provision for certificate reserves and higher investment expenses.
Investment income increased $115.5 million for the three months ended March 31, 2023 compared to the prior year period reflecting higher average investment balances and an increase in the average invested asset yield.
Investment expenses increased $6.0 million, or 97%, for the three months ended March 31, 2023 compared to the prior year period primarily due to volume-driven increases in distribution, investment advisory and transfer agent fees.
Net provision for certificate reserves increased $81.6 million for the three months ended March 31, 2023 compared to the prior year period primarily due to higher average client crediting rates as well as higher average certificate balances.
ACC’s effective tax rate was 25.5% for the three months ended March 31, 2023 compared to 24.8% for the prior year period.
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

AMERIPRISE CERTIFICATE COMPANY
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
ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2023.
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
ITEM 1A.  RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of ACC’s 2022 10-K.
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

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date:	May 2, 2023	By:	/s/ Abu M. Arif
Abu M. Arif
Chief Executive Officer

Date:	May 2, 2023	By:	/s/ James R. Hill
James R. Hill
Chief Financial Officer