Form 10-Q
period 2023-09-30
AMERIPRISE CERTIFICATE CO
filed 2023-11-02
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	811-00002

AMERIPRISE CERTIFICATE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	41-6009975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $10 per share)	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at November 2, 2023
Common Stock (par value $10 per share)	150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Index
AMERIPRISE CERTIFICATE COMPANY
FORM 10-Q

Index
AMERIPRISE CERTIFICATE COMPANY
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Investment income	$177,903	$41,647	$467,515	$77,072
Investment expenses	14,048	6,957	39,334	19,341
Net investment income before provision for certificate reserves and income taxes	163,855	34,690	428,181	57,731
Net provision for certificate reserves	126,660	8,818	318,973	12,202
Net investment income before income taxes	37,195	25,872	109,208	45,529
Income tax expense	9,356	6,434	27,592	11,329
Net investment income, after-tax	27,839	19,438	81,616	34,200

Net realized gain (loss) on investments before income taxes	144	85	(765)	42
Income tax expense (benefit)	30	18	(161)	9
Net realized gain (loss) on investments, after-tax	114	67	(604)	33
Net income	$27,953	$19,505	$81,012	$34,233
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net income	$27,953	$19,505	$81,012	$34,233
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period	(23,064)	(41,387)	(30,351)	(121,911)
Reclassification of net (gains) losses on securities included in net income	(40)	(9)	217	(15)
Total other comprehensive income (loss), net of tax	(23,104)	(41,396)	(30,134)	(121,926)
Total comprehensive income (loss)	$4,849	$(21,891)	$50,878	$(87,693)
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2023	December 31, 2022
	(in thousands, except share data)
Assets
Qualified Assets
Cash and cash equivalents	$1,141,649	$1,180,868
Investments in unaffiliated issuers (allowance for credit losses: 2023, $1,382; 2022, $1,472)	12,150,252	8,573,481
Receivables	49,414	24,937
Derivative assets	11,860	8,786
Total qualified assets	13,353,175	9,788,072
Deferred taxes, net	45,351	37,892
Taxes receivable from parent	1,946	—
Due from related party	18,843	—
Total assets	$13,419,315	$9,825,964

Liabilities and Shareholder’s Equity
Liabilities
Certificate reserves	$12,612,464	$9,313,405
Due to related party	4,501	3,047
Taxes payable to parent	1,862	5,708
Payables to brokers, dealers and clearing organizations	169,753	68,533
Derivative liabilities	6,737	6,649
Other liabilities	55,637	14,139
Total liabilities	12,850,954	9,411,481

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	584,667	481,667
Retained earnings	127,673	46,661
Accumulated other comprehensive income (loss), net of tax	(145,479)	(115,345)
Total shareholder’s equity	568,361	414,483
Total liabilities and shareholder’s equity	$13,419,315	$9,825,964

See Notes to Consolidated Financial Statements.

Index
AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
				Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Un-appropriated
	(in thousands, except share data)
Balance at July 1, 2023	150,000	$1,500	$584,667	$16,158	$15	$83,547	$(122,375)	$563,512
Net income	—	—	—	—	—	27,953	—	27,953
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(23,104)	(23,104)
Transfers between appropriated and unappropriated, net	—	—	—	454	—	(454)	—	—
Balance at September 30, 2023	150,000	$1,500	$584,667	$16,612	$15	$111,046	$(145,479)	$568,361

Balance at July 1, 2022	150,000	$1,500	$295,667	$370	$15	$3,170	$(64,794)	$235,928
Net income	—	—	—	—	—	19,505	—	19,505
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(41,396)	(41,396)
Transfers between appropriated and unappropriated, net	—	—	—	3,039	—	(3,039)	—	—
Capital contribution from parent	—	—	33,000	—	—	—	—	33,000
Balance at September 30, 2022	150,000	$1,500	$328,667	$3,409	$15	$19,636	$(106,190)	$247,037

Balance at January 1, 2023	150,000	$1,500	$481,667	$15,960	$15	$30,686	$(115,345)	$414,483
Net income	—	—	—	—	—	81,012	—	81,012
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(30,134)	(30,134)
Transfers between appropriated and unappropriated, net	—	—	—	652	—	(652)	—	—
Capital contribution from parent	—	—	103,000	—	—	—	—	103,000
Balance at September 30, 2023	150,000	$1,500	$584,667	$16,612	$15	$111,046	$(145,479)	$568,361

Balance at January 1, 2022	150,000	$1,500	$302,709	$—	$15	$70	$15,736	$320,030
Net income	—	—	—	—	—	34,233	—	34,233
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(121,926)	(121,926)
Transfers between appropriated and unappropriated, net	—	—	—	3,409	—	(3,409)	—	—
Dividend to parent	—	—	—	—	—	(11,258)	—	(11,258)
Return of capital to parent	—	—	(7,042)	—	—	—	—	(7,042)
Capital contribution from parent	—	—	33,000	—	—	—	—	33,000
Balance at September 30, 2022	150,000	$1,500	$328,667	$3,409	$15	$19,636	$(106,190)	$247,037
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Cash Flows from Operating Activities
Net income	$81,012	$34,233
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, accretion of discounts, net	(97,388)	(6,356)
Deferred income tax expense (benefit)	2,090	—
Net realized (gain) loss on Available-for-Sale securities	275	(19)
Other net realized (gain) loss	580	30
Provision for credit losses	(90)	(53)
Changes in operating assets and liabilities:
Dividends and interest receivable	32,917	(6,135)
Certificate reserves, net	15,408	(377)
Deferred taxes, net	—	369
Taxes payable to/receivable from parent, net	(5,792)	4,201
Derivatives, net of collateral	244	(222)
Other liabilities	13,862	(4,193)
Other receivables	(208)	330
Other, net	(1,874)	(35)
Net cash provided by (used in) operating activities	41,036	21,773

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	112,023	—
Maturities, redemptions, calls and other	3,836,466	2,704,743
Purchases	(7,450,787)	(3,577,566)
Syndicated loans and commercial mortgage loans:
Sales, maturities and repayments	37,701	38,858
Purchases and fundings	(11,330)	(20,233)
Certificate loans, net	36	4
Net cash provided by (used in) investing activities	(3,475,891)	(854,194)

Cash Flows from Financing Activities
Payments from certificate holders and other additions	8,571,751	3,843,511
Certificate maturities and cash surrenders	(5,279,115)	(2,942,059)
Capital contribution from parent	103,000	33,000
Dividend to parent	—	(11,258)
Return of capital to parent	—	(7,042)
Net cash provided by (used in) financing activities	3,395,636	916,152

Net increase (decrease) in cash and cash equivalents	(39,219)	83,731
Cash and cash equivalents at beginning of period	1,180,868	689,792
Cash and cash equivalents at end of period	$1,141,649	$773,523

Supplemental disclosures including non-cash transactions:
Cash paid (received) for income taxes	$29,956	$5,987
Cash paid for interest	307,029	12,194
See Notes to Consolidated Financial Statements.

Index
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
The significant accounting policies for Due from related party and Other liabilities were added given the significance of the balances as of September 30, 2023.
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
3.  Investments
Investments in unaffiliated issuers were as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
Available-for-Sale securities: Fixed maturities, at fair value (allowance for credit losses: 2023 and 2022, nil; amortized cost: 2023, $12,154,407; 2022, $8,523,011)	$11,960,628	$8,368,916
Commercial mortgage loans and syndicated loans, at cost (allowance for credit losses: 2023, $1,382; 2022, $1,472; fair value: 2023, $181,833; 2022, $195,252)	189,588	204,493
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	36	72
Total	$12,150,252	$8,573,481

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Available-for-Sale securities distributed by type were as follows:

Description of Securities	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt securities	$1,659,830	$7	$(14,612)	$1,645,225
Residential mortgage backed securities	3,496,975	4,162	(157,200)	3,343,937
Commercial mortgage backed securities	2,009,044	3,281	(25,105)	1,987,220
Asset backed securities	2,529,134	3,956	(5,837)	2,527,253
State and municipal obligations	2,700	—	(146)	2,554
U.S. government and agency obligations	2,456,724	197	(2,482)	2,454,439
Total	$12,154,407	$11,603	$(205,382)	$11,960,628

Description of Securities	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt securities	$800,596	$497	$(8,151)	$792,942
Residential mortgage backed securities	2,210,633	4,202	(114,971)	2,099,864
Commercial mortgage backed securities	1,976,401	872	(28,521)	1,948,752
Asset backed securities	1,463,147	2,599	(10,474)	1,455,272
State and municipal obligations	9,451	—	(296)	9,155
U.S. government and agency obligations	2,062,783	819	(671)	2,062,931
Total	$8,523,011	$8,989	$(163,084)	$8,368,916
As of September 30, 2023 and December 31, 2022, accrued interest of $44.5 million and $20.8 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Receivables.
As of September 30, 2023 and December 31, 2022, fixed maturity securities comprised approximately 90% and 86%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. As of September 30, 2023 and December 31, 2022, $17.3 million and $8.7 million, respectively, worth of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC.
A summary of fixed maturity securities by rating was as follows:

Ratings	September 30, 2023			December 31, 2022
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$6,133,303	$6,028,382	50%	$7,504,912	$7,361,766	88%
AA	4,227,703	4,151,805	35	104,049	100,303	1
A	284,055	282,985	2	165,663	164,265	2
BBB	1,503,623	1,492,044	13	732,811	727,450	9
Below investment grade	5,723	5,412	—	15,576	15,132	—
Total fixed maturities	$12,154,407	$11,960,628	100%	$8,523,011	$8,368,916	100%
As of September 30, 2023, approximately 83% of securities rated AA were GNMA, FNMA and FHLMC mortgage backed securities. These issuers were downgraded in the third quarter of 2023 from AAA to AA due to the downgrade of the U.S. Government long-term credit rating. As of December 31, 2022, approximately 34% of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. As of September 30, 2023, ACC had 11 issuers with holdings totaling $897.4 million that individually were between 10% and 19% of total shareholder’s equity. As of December 31, 2022, ACC had 18 issuers with holdings totaling $868.0 million that individually were between 10% and 15% of total shareholder’s equity. There were no other holdings of any other issuer greater than 10% of total shareholder’s equity as of September 30, 2023 and December 31, 2022.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	September 30, 2023
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Corporate debt securities	74	$1,300,341	$(10,217)	33	$340,186	$(4,395)	107	$1,640,527	$(14,612)
Residential mortgage backed securities	44	1,524,889	(27,843)	262	1,538,923	(129,357)	306	3,063,812	(157,200)
Commercial mortgage backed securities	15	449,560	(2,821)	59	839,225	(22,284)	74	1,288,785	(25,105)
Asset backed securities	53	1,231,559	(3,527)	30	425,314	(2,310)	83	1,656,873	(5,837)
State and municipal obligations	—	—	—	5	2,554	(146)	5	2,554	(146)
U.S. government and agency obligations	13	1,141,447	(2,481)	1	54	(1)	14	1,141,501	(2,482)
Total	199	$5,647,796	$(46,889)	390	$3,146,256	$(158,493)	589	$8,794,052	$(205,382)

Description of Securities	December 31, 2022
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Corporate debt securities	48	$598,028	$(8,151)	—	$—	$—	48	$598,028	$(8,151)
Residential mortgage backed securities	208	1,609,795	(83,810)	78	253,759	(31,161)	286	1,863,554	(114,971)
Commercial mortgage backed securities	64	1,396,001	(16,637)	21	379,588	(11,884)	85	1,775,589	(28,521)
Asset backed securities	42	816,065	(8,671)	5	87,706	(1,803)	47	903,771	(10,474)
State and municipal obligations	7	8,251	(200)	1	904	(96)	8	9,155	(296)
U.S. government and agency obligations	11	559,320	(671)	—	—	—	11	559,320	(671)
Total	380	$4,987,460	$(118,140)	105	$721,957	$(44,944)	485	$5,709,417	$(163,084)
As part of ACC’s ongoing monitoring process, management determined that the increase in gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the nine months ended September 30, 2023 is primarily attributable to the impact of higher interest rates. As of September 30, 2023, ACC did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. ACC does not intend to sell these securities and does not believe that it is more likely than not that ACC will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of September 30, 2023 and December 31, 2022, approximately 98% and 96%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
There were no amounts recognized in the allowance for credit losses on Available-for-Sale securities during the three and nine months ended September 30, 2023 and 2022.
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

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following table presents rollforwards of the net unrealized gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss) (“AOCI”):

	Net Unrealized Gains (Losses) on Securities	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Gains (Losses) on Securities
	(in thousands)
Balance at July 1, 2023	$(163,354)	$40,979	$(122,375)
Net unrealized gains (losses) on securities arising during the period (1)	(30,373)	7,309	(23,064)
Reclassification of net (gains) losses on securities included in net income (2)	(51)	11	(40)
Balance at September 30, 2023	$(193,778)	$48,299	$(145,479)

Balance at July 1, 2022	$(87,448)	$22,654	$(64,794)
Net unrealized gains (losses) on securities arising during the period (1)	(54,454)	13,067	(41,387)
Reclassification of net (gains) losses on securities included in net income (2)	(12)	3	(9)
Balance at September 30, 2022	$(141,914)	$35,724	$(106,190)

Balance at January 1, 2023	$(154,094)	$38,749	$(115,345)
Net unrealized gains (losses) on securities arising during the period (1)	(39,959)	9,608	(30,351)
Reclassification of net (gains) losses on securities included in net income (2)	275	(58)	217
Balance at September 30, 2023	$(193,778)	$48,299	$(145,479)

Balance at January 1, 2022	$18,509	$(2,773)	$15,736
Net unrealized gains (losses) on securities arising during the period (1)	(160,404)	38,493	(121,911)
Reclassification of net (gains) losses on securities included in net income (2)	(19)	4	(15)
Balance at September 30, 2022	$(141,914)	$35,724	$(106,190)
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
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net realized gain (loss) on investments before income taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Gross realized investment gains	$51	$12	$250	$19
Gross realized investment losses	—	—	(525)	—
Total	$51	$12	$(275)	$19
Available-for-Sale securities by contractual maturity as of September 30, 2023 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$3,157,771	$3,150,174
Due after one year through five years	961,277	951,839
Due after five years through 10 years	206	205
	4,119,254	4,102,218
Residential mortgage backed securities	3,496,975	3,343,937
Commercial mortgage backed securities	2,009,044	1,987,220
Asset backed securities	2,529,134	2,527,253
Total	$12,154,407	$11,960,628

Index
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
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses:

Commercial Loans
(in thousands)
Balance at January 1, 2023	$1,472
Provisions	(90)
Balance at September 30, 2023	$1,382

Balance at January 1, 2022	$1,518
Provisions	(53)
Balance at September 30, 2022	$1,465
As of September 30, 2023 and December 31, 2022, accrued interest on commercial loans was $1.1 million and $1.2 million, respectively, and is recorded in Receivables and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended September 30, 2023 and 2022, ACC purchased $19.6 million and $122 thousand, respectively, of syndicated loans, and sold $443 thousand and $169 thousand, respectively, of syndicated loans. During the nine months ended September 30, 2023 and 2022, ACC purchased $20.0 million and $15.2 million, respectively, of syndicated loans, and sold $3.6 million and $861 thousand, respectively, of syndicated loans.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $1.5 million as of both September 30, 2023 and December 31, 2022. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. There were no commercial mortgage loans which management has assigned its highest risk rating as of both September 30, 2023 and December 31, 2022. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both September 30, 2023 and December 31, 2022.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	September 30, 2023
Loan-to-Value Ratio	2023	2022	2021	2020	2019	Prior	Total
	(in thousands)
> 100%	$—	$—	$—	$—	$—	$3,157	$3,157
80% - 100%	—	5,441	—	—	—	—	5,441
60% - 80%	—	—	—	—	—	—	—
40% - 60%	1,083	—	4,025	3,993	5,000	8,472	22,573
< 40%	2,600	1,517	6,451	3,000	8,860	40,482	62,910
Total	$3,683	$6,958	$10,476	$6,993	$13,860	$52,111	$94,081

Index
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
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type. For the nine months ended September 30, 2023, ACC did not have any write-offs of commercial mortgage loans.
In addition, ACC reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
	(in thousands)
East North Central	$8,452	$9,116	9%	9%
East South Central	1,697	2,239	2	2
Middle Atlantic	14,995	14,640	16	14
Mountain	8,853	9,135	9	9
New England	6,367	6,542	7	6
Pacific	30,588	36,432	32	36
South Atlantic	13,147	12,003	14	12
West North Central	3,610	4,215	4	4
West South Central	6,372	8,292	7	8
	94,081	102,614	100%	100%
Less: allowance for credit losses	349	451
Total	$93,732	$102,163
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
	(in thousands)
Apartments	$30,954	$29,969	33%	29%
Industrial	24,075	25,668	26	25
Mixed use	10,256	10,658	11	11
Office	11,533	16,293	12	16
Retail	15,010	17,592	16	17
Other	2,253	2,434	2	2
	94,081	102,614	100%	100%
Less: allowance for credit losses	349	451
Total	$93,732	$102,163
Syndicated Loans
The investment in syndicated loans as of September 30, 2023 and December 31, 2022 was $96.9 million and $103.4 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. Syndicated loans past due as of September 30, 2023 and December 31, 2022 were $1.5 million and nil, respectively. ACC assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality. For the nine months ended September 30, 2023, ACC

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
did not have any write-offs of syndicated loans.
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	September 30, 2023
Internal Risk Rating	2023	2022	2021	2020	2019	Prior	Total
	(in thousands)
Risk 5	$—	$1,129	$—	$—	$—	$413	$1,542
Risk 4	—	—	—	1,203	1,928	—	3,131
Risk 3	—	—	5,107	710	1,912	10,930	18,659
Risk 2	11,759	7,691	9,328	2,744	4,919	8,563	45,004
Risk 1	2,618	4,077	3,706	2,482	3,446	12,224	28,553
Total	$14,377	$12,897	$18,141	$7,139	$12,205	$32,130	$96,889

	December 31, 2022
Internal Risk Rating	2022	2021	2020	2019	2018	Prior	Total
	(in thousands)
Risk 5	$1,132	$—	$—	$—	$337	$—	$1,469
Risk 4	—	—	—	1,937	—	1,786	3,723
Risk 3	—	3,561	717	3,058	4,740	6,859	18,935
Risk 2	2,948	7,993	5,387	6,813	5,284	16,242	44,667
Risk 1	3,342	4,423	2,556	3,467	7,880	12,889	34,557
Total	$7,422	$15,977	$8,660	$15,275	$18,241	$37,776	$103,351
Certificate Loans
Certificate loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to certificate loans, ACC does not record an allowance for credit losses.
Modifications with Borrowers Experiencing Financial Difficulty
There were no modifications of financing receivables with borrowers experiencing financial difficulty by ACC during the three and nine months ended September 30, 2023.
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

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$49,601	$1,072,152	$—	$1,121,753
Available-for-Sale securities:
Corporate debt securities	—	1,627,004	18,221	1,645,225
Residential mortgage backed securities	—	3,343,937	—	3,343,937
Commercial mortgage backed securities	—	1,987,220	—	1,987,220
Asset backed securities	—	2,525,688	1,565	2,527,253
State and municipal obligations	—	2,554	—	2,554
U.S. government and agency obligations	2,354,636	99,803	—	2,454,439
Total Available-for-Sale securities	2,354,636	9,586,206	19,786	11,960,628
Equity derivative contracts	—	11,860	—	11,860
Total assets at fair value	$2,404,237	$10,670,218	$19,786	$13,094,241

Liabilities
Stock market certificate embedded derivatives	$—	$7,987	$—	$7,987
Equity derivative contracts	20	6,717	—	6,737
Total liabilities at fair value	$20	$14,704	$—	$14,724

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$1,159,470	$—	$1,159,470
Available-for-Sale securities:
Corporate debt securities	—	783,289	9,653	792,942
Residential mortgage backed securities	—	2,099,864	—	2,099,864
Commercial mortgage backed securities	—	1,948,752	—	1,948,752
Asset backed securities	—	1,450,381	4,891	1,455,272
State and municipal obligations	—	9,155	—	9,155
U.S. government and agency obligations	2,062,931	—	—	2,062,931
Total Available-for-Sale securities	2,062,931	6,291,441	14,544	8,368,916
Equity derivative contracts	—	8,786	—	8,786
Total assets at fair value	$2,062,931	$7,459,697	$14,544	$9,537,172

Liabilities
Stock market certificate embedded derivatives	$—	$3,572	$—	$3,572
Equity derivative contracts	8	6,641	—	6,649
Total liabilities at fair value	$8	$10,213	$—	$10,221

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance at July 1, 2023	$13,403	$2,299	$15,702
Total gains (losses) included in:
Net income	73	32	105	(1)
Other comprehensive income (loss)	62	(16)	46
Purchases	4,683	—	4,683
Settlements	—	(750)	(750)
Balance at September 30, 2023	$18,221	$1,565	$19,786

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2023	$73	$32	$105	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2023	$62	$(16)	$46

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in thousands)
Balance at July 1, 2022	$3	$—	$4,891	$4,894
Total gains (losses) included in:
Net income	23	—	(4)	19	(1)
Other comprehensive income (loss)	(211)	(504)	(151)	(866)
Purchases	9,818	99,956	17,582	127,356
Balance at September 30, 2022	$9,633	$99,452	$22,318	$131,403

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2022	$23	$—	$(4)	$19	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2022	$(211)	$(504)	$(151)	$(866)

	Available-for-Sale Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance at January 1, 2023	$9,653	$4,891	$14,544
Total gains (losses) included in:
Net income	150	120	270	(1)
Other comprehensive income (loss)	70	(46)	24
Purchases	9,716	—	9,716
Settlements	(1,368)	(3,400)	(4,768)
Balance at September 30, 2023	$18,221	$1,565	$19,786

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2023	$150	$120	$270	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2023	$70	$(46)	$24

Index
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets:

	September 30, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$18,218	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%	1.0%

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$9,650	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1%	1.1%
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

Index
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
Derivatives
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both September 30, 2023 and December 31, 2022. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
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
Derivatives
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both September 30, 2023 and December 31, 2022. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
During the reporting periods, there were no material assets or liabilities measured at fair value on a nonrecurring basis.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	September 30, 2023
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$95,856	$—	$92,195	$2,303	$94,498
Commercial mortgage loans	93,732	—	—	87,335	87,335
Certificate loans	36	—	36	—	36
Financial Liabilities
Certificate reserves	$12,604,477	$—	$—	$12,537,167	$12,537,167

	December 31, 2022
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$102,330	$—	$96,552	$3,024	$99,576
Commercial mortgage loans	102,163	—	—	95,676	95,676
Certificate loans	72	—	72	—	72
Financial Liabilities
Certificate reserves	$9,309,833	$—	$—	$9,253,304	$9,253,304
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	September 30, 2023
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$11,860	$—	$11,860	$(6,717)	$(4,985)	$158
Total	$11,860	$—	$11,860	$(6,717)	$(4,985)	$158

	December 31, 2022
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$8,786	$—	$8,786	$(6,641)	$(1,893)	$252
Total	$8,786	$—	$8,786	$(6,641)	$(1,893)	$252
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	September 30, 2023
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$6,717	$—	$6,717	$(6,717)	$—	$—
Exchange-traded	20	—	20	—	—	20
Total	$6,737	$—	$6,737	$(6,717)	$—	$20

	December 31, 2022
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$6,641	$—	$6,641	$(6,641)	$—	$—
Exchange-traded	8	—	8	—	—	8
Total	$6,649	$—	$6,649	$(6,641)	$—	$8
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
ACC uses derivatives as economic hedges of equity risk related to SMC. ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	September 30, 2023			December 31, 2022
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Equity contracts (1)	$241,286	$11,860	$6,737	$283,681	$8,786	$6,649
Embedded derivatives
Stock market certificates (2)	N/A	—	7,987	N/A	—	3,572
Total derivatives	$241,286	$11,860	$14,724	$283,681	$8,786	$10,221
N/A Not applicable
(1) The gross fair value of equity contracts is included in Derivative assets and Derivative liabilities.
(2) The gross fair value of SMC embedded derivatives is included in Certificate reserves.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
See Note 5 for additional information regarding ACC’s fair value measurement of derivative instruments.
As of September 30, 2023 and December 31, 2022, investment securities with a fair value of $437 thousand and $182 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
		(in thousands)
Equity contracts
Stock market certificates	Net provision for certificate reserves	$(760)	$(436)	$2,005	$(891)
Stock market certificates embedded derivatives	Net provision for certificate reserves	865	274	(2,918)	697
Total		$105	$(162)	$(913)	$(194)
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
9.  Shareholder’s Equity
During the three and nine months ended September 30, 2023, ACC received cash contributions from Ameriprise Financial of nil and $103.0 million, respectively. During the three and nine months ended September 30, 2022, ACC received cash contributions from Ameriprise Financial of $33.0 million. ACC received these contributions to maintain compliance with capital requirements and these contributions were outside of the Capital Support Agreement between Ameriprise Financial and ACC. See additional discussion on the Capital Support Agreement in ACC’s 2022 10-K.
During the three and nine months ended September 30, 2023, ACC did not pay any dividends to Ameriprise Financial. During the three and nine months ended September 30, 2022, ACC paid dividends to Ameriprise Financial of nil and $11.3 million, respectively.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
During the three and nine months ended September 30, 2023, ACC did not return any contributed capital to Ameriprise Financial. During the three and nine months ended September 30, 2022, ACC returned contributed capital to Ameriprise Financial of nil and $7.0 million, respectively. Each payment to Ameriprise Financial was recognized as a reduction of additional paid-in capital as it was in excess of the amount of unappropriated retained earnings available to be paid as a dividend. ACC continued to maintain compliance with the capital requirements of the SEC and the Minnesota Department of Commerce during the three and nine months ended September 30, 2023.
On October 26, 2023, ACC received a cash contribution of $10.0 million from Ameriprise Financial to support product inflows during the month of October 2023.
10.  Income Taxes
ACC’s effective tax rate was 25.1% and 24.9% for the three months ended September 30, 2023 and 2022, respectively. ACC’s effective tax rate was 25.3% and 24.9% for the nine months ended September 30, 2023 and 2022, respectively.
The effective tax rates for the three and nine months ended September 30, 2023 and 2022 were higher than the statutory rate primarily as a result of state income taxes, net of federal benefit.
ACC is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Based on analysis of ACC’s tax position, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of both September 30, 2023 and December 31, 2022.
As of September 30, 2023 and December 31, 2022, ACC had $5.2 million and $4.3 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $4.1 million and $3.4 million, net of federal tax benefits, of unrecognized tax benefits as of September 30, 2023 and December 31, 2022, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. ACC estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $2.3 million in the next 12 months primarily due to expected exam closures and state statutes of limitations expirations.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized a net increase of $89 thousand and $233 thousand in interest and penalties for the three and nine months ended September 30, 2023, respectively. ACC recognized a net increase of $46 thousand and $129 thousand in interest and penalties for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023 and December 31, 2022, ACC had a payable of $1.0 million and $778 thousand, respectively, related to accrued interest and penalties.
ACC files income tax returns as part of its inclusion in the consolidated federal income tax return of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. The federal statute of limitations are closed on years through 2015. A previously open item for 2014 and 2015 was resolved in the second quarter of 2023. Also in the second quarter of 2023, the Internal Revenue Service (“IRS”) audit for tax years 2016 through 2018 was finalized. The IRS is currently auditing Ameriprise Financial’s U.S. income tax returns for 2019 and 2020. Ameriprise Financial’s or its subsidiaries’, including ACC’s, state income tax returns are currently under examination by various jurisdictions for years ranging from 2017 through 2021.

Index
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
Current Macroeconomic Environment
ACC operates its business in the broader context of the macroeconomic forces around it, including the global and U.S. economies, changes in interest and inflation rates, financial market volatility, fluctuations in foreign exchange rates, geopolitical strain, pandemics, the competitive environment, client and customer activities and preferences, and the various regulatory and legislative developments. Financial markets and macroeconomic conditions have had and will continue to have a significant impact on ACC’s operating and performance results. ACC’s success may be affected by the factors discussed in Item 1A, “Risk Factors” in ACC’s 2022 10-K and other factors as discussed herein.
Significant Accounting Policies
ACC’s significant accounting policies are discussed in detail in “Management’s Narrative Analysis – Recent Accounting Pronouncements and Significant Accounting Policies” in ACC’s 2022 10-K, as well as in Note 1 to the Consolidated Financial Statements..
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements and their expected impact on ACC’s future results of operations or financial condition, see Note 2 to the Consolidated Financial Statements.
Results of Operations for the Nine Months Ended September 30, 2023 and 2022
ACC’s net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income trends occur largely due to changes in returns on ACC’s investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles (“GAAP”).
Net income increased $46.8 million for the nine months ended September 30, 2023 compared to the prior year period primarily due to higher investment income. This increase was partially offset by higher net provision for certificate reserves along with higher investment expenses and income taxes. ACC has experienced strong growth in the current interest rate environment with client deposits increasing $6.4 billion from the prior year period to $12.6 billion.
Investment income increased $390.4 million for the nine months ended September 30, 2023 compared to the prior year period reflecting an increase in the average invested asset yield, driven by an increase in short-term interest rates, and higher average investment balances.
Investment expenses increased $20.0 million for the nine months ended September 30, 2023 compared to the prior year period primarily due to volume-driven increases in investment advisory, distribution, and transfer agent fees.
Net provision for certificate reserves increased $306.8 million for the nine months ended September 30, 2023 compared to the prior year period primarily due to higher average client crediting rates as well as higher average certificate balances.
ACC’s effective tax rate was 25.3% for the nine months ended September 30, 2023 compared to 24.9% for the prior year period.

Index
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
ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2023.
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

Index
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

Index
AMERIPRISE CERTIFICATE COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date:	November 2, 2023	By:	/s/ Abu M. Arif
Abu M. Arif
Chief Executive Officer

Date:	November 2, 2023	By:	/s/ James R. Hill
James R. Hill
Chief Financial Officer