Form 10-K
period 2023-12-31
AMERIPRISE CERTIFICATE CO
filed 2024-02-22
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 30 OF THE INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Class	Outstanding at February 22, 2024
Common Stock (par value $10 per share)	150,000 shares
All outstanding shares of the registrant are directly owned by Ameriprise Financial, Inc.
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY
FORM 10-K

Index
Ameriprise Certificate Company
PART I
Item 1. Business
Overview
Ameriprise Certificate Company (“ACC”) was incorporated on October 28, 1977 under the laws of Delaware. Ameriprise Financial, Inc. (“Ameriprise Financial”, collectively with its subsidiaries and affiliates, “we”, “us” and “our”), a Delaware corporation, owns 100% of the outstanding voting securities of ACC. Ameriprise Financial and its predecessor companies have nearly a 130-year history of providing solutions to help clients confidently achieve their financial objectives.
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
Products
As of the date of this report, ACC offered the following three types of certificate products to the public:
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

Index
Ameriprise Certificate Company
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
•As of the date of this report, ACC has set a fixed rate of 4.41% for new sales.
•Intended to help clients save systematically and may compete with passbook savings and NOW accounts.
•Ten year maturity.
ACC periodically makes changes to the products offered. Effective April 1, 2020, the Ameriprise Step-Up Rate Certificate was closed to new sales and effective August 18, 2023, the Ameriprise Stock Market Certificate was closed to new sales and add-on payments.
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
Regulation
ACC is required to maintain cash and “qualified assets” meeting the standards of Section 28(b) of the 1940 Act, as modified by an exemptive order of the Securities and Exchange Commission (“SEC”). The amortized cost of such investments must be at least equal to ACC’s net liabilities on all outstanding face-amount certificates plus $250,000. ACC’s qualified assets consist of cash and cash equivalents, residential and commercial mortgage backed securities, asset backed securities, syndicated loans, commercial mortgage loans, U.S. government and government agency obligations, state and municipal obligations, corporate debt securities, equity index options and other securities meeting specified standards. So long as ACC wishes to rely on the SEC order, as a condition to the order, ACC has agreed to maintain an amount of unappropriated retained earnings and capital equal to at least 5% of certificate reserves (less outstanding certificate loans). To the extent that payment of a dividend would decrease the capital ratio below the required 5%, payment of a dividend would be restricted. In determining compliance with this condition, qualified assets are valued in accordance with the provisions of Minnesota Statutes where such provisions are applicable.
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
Following conversion of ACC’s affiliate Ameriprise National Trust Bank into a federal savings bank (“Ameriprise Bank”), Ameriprise Financial continued to be subject to ongoing supervision by the Board of Governors for the Federal Reserve System (“FRB”). FRB regulation and supervisory oversight of Ameriprise Financial includes examinations, regular financial reporting, and prudential standards, such as capital, liquidity, risk management and parameters for business conduct and internal governance. In order to maintain Ameriprise Financial’s permission under applicable bank holding company laws and regulations to engage in business activities other than banking or activities closely related to banking, each of Ameriprise Financial and Ameriprise Bank, as Ameriprise Financial’s sole insured depository institution subsidiary, must remain “well-capitalized” and “well-managed” under applicable federal banking regulations, and Ameriprise Bank must receive at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act. Failure to meet one or more of certain requirements and regulations would mean, depending on the

Index
Ameriprise Certificate Company
requirements not met and any agreement then reached with the FRB, that until cured Ameriprise Financial (and therefore ACC) could not undertake new activities, continue certain activities, or make certain acquisitions. As a subsidiary of Ameriprise Financial, ACC is (absent exclusion or exemption) required to comply with investment limitations on its portfolio and other limitations under applicable banking laws, including what is commonly referred to as the Volcker Rule.
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
ACC’s financial condition and results of operations may be materially affected by market fluctuations and by economic and other factors. Such factors, which can be global, regional, national or local in nature, include: (i) the level and volatility of the markets, including equity prices, interest rates, commodity prices, currency values and other market indices and drivers; (ii) geopolitical strain, terrorism and armed conflicts; (iii) political dynamics or elections and social, economic and market conditions; (iv) the availability and cost of capital; (v) global health emergencies (such as the coronavirus disease 2019 (“COVID-19”) pandemic); (vi) technological changes and events; (vii) U.S. and foreign government fiscal and tax policies; (viii) U.S. and foreign government ability, real or perceived, to avoid defaulting on government securities; (ix) the availability and cost of credit and hedge markets; (x) periods of elevated inflation; (xi) natural disasters such as weather catastrophes; and (xii) other factors affecting investor sentiment and confidence in the financial markets. These factors also may have an impact on ACC’s ability to achieve its strategic objectives.
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
ACC’s investment products are sensitive to interest rate fluctuations and ACC’s future costs associated with such variations may differ from its historical costs. As market interest rates increase, ACC may offer higher crediting rates on existing face-amount certificates to remain competitive with other products in the market. Because yields on invested assets may not increase as quickly as current interest rates, ACC may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing certificates. In addition, increases in market interest rates may cause increased certificate surrenders or changes in demands of certificate products as certificate holders seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected outflow of cash from ACC’s business. Also, increases in market interest rates may result in extension of certain cash flows from structured mortgage assets. Certificate withdrawals and surrenders may also require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses to be realized in ACC’s results of operations. If higher market interest rates lead to inflows into interest sensitive face-amount certificates or other changes in product behavior, ACC’s capital requirements may increase as well. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on ACC’s financial condition and results of operations.
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

Index
Ameriprise Certificate Company
Business Risks
Intense competition could negatively affect ACC’s ability to maintain or increase its market share and profitability.
ACC’s business operates in an intensely competitive industry segment. ACC competes based on a number of factors including name recognition, service, interest rates, product features and perceived financial strength. ACC’s competitors include broker-dealers, banks, asset managers and other financial institutions. ACC’s business faces competitors that have greater market share, offer a broader range of products, greater investments in technology and analytics or have greater financial resources. Furthermore, ACC’s competitors may be better able to address trends, structural changes, or movement of assets resulting from industry changes or in response to the uncertain regulatory environment in the U.S. and around the world.
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
ACC invests a portion of its assets in privately placed fixed income securities and commercial mortgage loans, which are relatively illiquid. ACC’s investment manager periodically reviews ACC’s private placement investment using adopted standards to categorize the investment as liquid or illiquid. As of December 31, 2023, commercial mortgage loans and private placement fixed income securities that have been categorized as illiquid represented approximately 1% of the carrying value of ACC’s investment portfolio. If ACC requires significant amounts of cash on short notice in excess of its normal cash requirements, ACC may have difficulty selling its investment in a timely manner or be forced to sell them for an amount less than it would otherwise have been able to realize, or both, which could have an adverse effect on ACC’s financial condition and results of operations.
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

Index
Ameriprise Certificate Company
Certain certificates offer a return based on the relative change in a stock market index. The certificates with an equity-based return contain embedded derivatives, which are carried at fair value within Certificate reserves. The fair values of these embedded derivatives incorporate current market data inputs. Changes in fair value are reflected in Provision for certificate reserves.
ACC monitors its reserve levels continually. If ACC concluded its reserves were insufficient to cover actual or expected redemptions or maturities, ACC would be required to increase its reserves and incur charges for the period in which it makes the determination. Such a determination could adversely affect ACC’s financial condition and results of operations.
Operations Risks
A failure to protect the reputation of ACC or its affiliates could adversely affect the business of ACC.
The ability of ACC to market and sell its products is highly dependent upon external perceptions of ACC’s and its affiliates’ level of service, business practices and financial condition. Damage to the reputation of ACC or its affiliates could cause significant harm to the business and prospects of ACC. Reputational damage may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, any perceived or actual weaknesses in ACC’s financial strength or liquidity, clients’ or potential clients’ perceived failure of how ACC addresses certain political, environmental, social or governance topics, technological breakdowns, cybersecurity attacks, or other security breaches (including attempted breaches, breaches impacting ACC’s vendors or their subcontractors or inadvertent disclosures) resulting in system unavailability, improper disclosure or loss of data integrity relating to client information, unethical or improper behavior and the misconduct or error of employees of its affiliates, AFS’s advisors and counterparties. Additionally, a failure to develop new products and services, or successfully manage associated operational risks, could harm ACC’s reputation and potentially expose ACC to additional costs, or negative public relations or social media campaigns. Any negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental audits or investigations or litigation. Adverse developments with respect to the financial industry may also, by association, negatively impact ACC’s reputation or result in greater regulatory or legislative scrutiny or litigation against ACC.
Misconduct by employees of ACC’s affiliates may be difficult to detect and deter and may damage ACC’s reputation. This can include improper use of their authorized access to sensitive information. Misconduct or errors by employees of ACC’s affiliates, AFS’s advisors or counterparties could result in violations of law, regulatory sanctions and/or serious reputational or financial harm. Misconduct or mistakes can occur in ACC’s business. ACC and its affiliates cannot always prevent misconduct of employees of ACC’s affiliates, and the precautions its affiliates take to prevent and detect this activity may not be effective in all cases. Preventing and detecting misconduct among ACC’s affiliates franchisee advisors presents additional challenges in that they control their own technology environment on a day-to-day basis and could have an adverse effect on ACC’s business. ACC’s reputation depends on its continued identification of and mitigation against conflicts of interest. ACC has procedures and controls that are designed to identify, address and appropriately disclose perceived conflicts of interest, though ACC’s reputation could be damaged if ACC fails, or appears to fail, to address conflicts of interest appropriately.
The direct and indirect effects of climate change could adversely affect ACC’s business and operations, both directly and as a result of impacts on ACC’s clients, counterparties and entities whose securities it holds.
ACC operates in many regions and communities where ACC’s business, and the activities of ACC’s clients and counterparties, could be adversely affected by climate change. Climate change may increase the severity and frequency of weather-related catastrophes, or adversely affect ACC’s investment portfolio or investor sentiment. This includes the potential for an increase in the frequency and severity of weather-related disasters and pandemics. In addition, climate change regulation may affect the prospects of companies and other entities whose securities ACC’s holds, or ACC’s willingness to continue to hold their securities. Climate change may also influence investor sentiment with respect to ACC and investments in ACC’s portfolio. Climate risks can also arise from the inconsistencies and conflicts in the manner in which climate policy and financial regulation is implemented in the many regions where ACC operates, including initiatives to apply and enforce policy and regulation with extraterritorial effect. Transition risks may arise from societal adjustment to a lower-carbon economy, such as changes in public policy, adoption of new technologies or changes in consumer preferences towards low-carbon goods and services. These risks could also be influenced by changes in the physical climate. Overall, ACC cannot predict or estimate the long-term impacts from climate change or related regulation.
ACC’s operational systems and networks (as well as those of third parties) are subject to evolving cybersecurity or other technological risks, which could result in the disclosure of confidential information, loss of ACC’s proprietary information, damage to ACC’s reputation, additional costs to ACC, regulatory penalties and other adverse impacts.
The business of ACC and its affiliates is reliant upon internal and third-party controlled, developed and operated software (which includes open source software), technology systems and networks to process, transmit and store information, including current, potential and former clients’, advisors’ personal information, as well as proprietary information, and to conduct many business activities and transactions. Maintaining the security and integrity of the software, information and these systems and networks, and appropriately responding to any cybersecurity and privacy incidents (including attempts), is critical to the success of ACC’s business operations, including ACC’s reputation, to the retention of AFS’s advisors and clients, and to the protection of ACC’s proprietary information and clients’ personal information.

Index
Ameriprise Certificate Company
ACC and its affiliates rely on the third parties with whom it does business to identify and remediate software and other vulnerabilities before they can be exploited by bad actors, but they cannot always do so. For example, zero-day vulnerabilities in software and other technology solutions are immediately exploitable by bad actors as occasionally happens with certain of ACC’s affiliates’ vendors in the industry. ACC and its affiliates routinely face attacks and seek to address evolving threats of which we become aware. ACC and its affiliates have been able to identify, protect, detect, respond to and recover from these attacks to date without a material loss of client financial assets or information through the use of ongoing internal and external threat monitoring and by making continual adjustments to ACC’s security and incident response capabilities.
Employees of ACC’s affiliates, as well as service providers and clients, have also been threatened by, among others, phishing, vishing, and spear phishing scams, social engineering attacks (such as direct voice contact and any technology or communication mechanism to contact a person), account takeovers, introductions of malware, attempts at electronic break-ins, and the submission of fraudulent payment requests. The number of threats and events has increased substantially every year, which is expected to continue, particularly as the use of artificial intelligence makes these attempts look more legitimate. Attempted or successful breaches or interference by third parties or by insiders that may occur in the future could have a material adverse impact on ACC’s business, reputation, financial condition or results of operations.
On a corporate basis, various laws and regulations, and in some cases contractual obligations, require ACC’s affiliates to establish and maintain corporate policies and technical and operational measures designed to protect sensitive client, contractor and vendor information, and to respond to cybersecurity incidents in certain ways and timeframes. ACC’s affiliates have established policies and implemented such technical and operational measures and have in place policies that require AFS’s service providers and franchisee advisors, each of which control locally their own technology operations, to do the same. The increase in hybrid working among ACC’s affiliates’ employees adds complexity to monitoring and processing procedures. Changes in ACC’s business or technological advancements may also require corresponding changes in ACC’s systems, networks and data security and response measures. While accessing ACC and its affiliates products and services, ACC’s customers may use computers and other devices that sit outside of ACC and its affiliates security control environment. In addition, the ever-increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks (including in recent well-publicized security breaches at other companies), both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity threats and report incidents they suffer. As these threats, and government and regulatory oversight of associated risks, continue to evolve, ACC may be required to expend additional resources (both direct financial resources and indirect costs like people) to enhance or expand upon the technical and operational security and response measures ACC and its affiliates currently maintain. These regulator-driven changes may adversely impact the client experience by, for example, requiring multiple means of verifying the identity of a client before they can interact with ACC.
Despite the measures ACC has taken and may in the future take to address and mitigate cybersecurity, privacy and technology risks, ACC cannot be certain that ACC and its affiliates systems and networks, or those used by its vendors, will not be subject to successful attacks, breaches or interference. Nor can ACC guarantee that AFS franchise advisors will comply with ACC and its affiliates policies and procedures in this regard, or that clients will engage in safe and secure online practices. Furthermore, human error occurs from time to time and such mistakes can lead to the inadvertent disclosure of sensitive information. ACC and its affiliates have a vendor management process, but at times, ACC and its affiliates’ software or service providers could push through updates that are not fully disclosed to us (or tested by them) and that could alter the control posture of their products. Any such event may result in operational disruptions, as well as unauthorized access to or the disclosure or loss of, ACC’s proprietary information or ACC’s affiliates’ client, employee, vendor or advisor personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to respond to, eliminate, or mitigate further exposure, the loss of clients or AFS advisors, or other damage to ACC’s business. While ACC and its affiliates maintain cyber liability insurance that provides both third-party liability and first-party liability coverages, it may not protect ACC against all cybersecurity- and privacy-related losses. Furthermore, ACC may be subject to indemnification costs and liability to third parties if ACC breaches any confidentiality or security obligations regarding vendor data or for losses related to the data. In addition, the trend toward broad consumer and general-public notification of such incidents, including those where ACC and its affiliates’ vendors are the party being breached, could exacerbate the harm to ACC’s business, reputation, financial condition or results of operations in the event of a breach. Even if ACC and its affiliates successfully protect ACC’s technology infrastructure and the confidentiality of sensitive data and conduct appropriate incident response, ACC may incur significant expenses in connection with ACC’s responses to any such attacks, as well as the adoption, implementation and maintenance of appropriate security measures. In addition, ACC and its affiliates regulators may seek to hold ACC’s affiliate responsible for the acts, mistakes or omissions of vendors or AFS franchise advisors even where they procure and control much of the physical office space and technology infrastructure they use to operate their businesses locally.
Protection from system interruptions and operating errors is important to ACC’s business. If ACC experiences a sustained interruption to ACC’s telecommunications or data processing systems, or other failure in operational execution, it could harm ACC’s business.
Operating errors and system or network interruptions could delay and disrupt ACC’s operations. Interruptions could be caused by mistake, malfeasance or other operational failures by service provider staff or ACC’s affiliates’ employee error or malfeasance, interference by third parties, including hackers, ACC’s implementation of new technology, maintenance of existing technology or natural disasters, each of which may impact ACC’s ability to run its systems or encounter varying downtime. Though ACC plans for

Index
Ameriprise Certificate Company
resiliency in its systems and test these capabilities, it could face additional downtime or data loss if its plans do not work as expected during a real event. ACC’s financial, accounting, human resources, data processing or other operating systems and facilities may fail to operate or report data properly, experience connectivity disruptions or otherwise become disabled as a result of events that are wholly or partially beyond ACC’s control, adversely affecting ACC’s ability to process transactions or provide products and services to clients (some of which have regulatory required response times).
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
Risk management policies and procedures may not be fully effective in identifying or mitigating risk exposure in all market environments, products, vendors or against all types of risk, including ACC’s affiliates’ financial advisor misconduct.
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
ACC’s financial performance also requires ACC to develop, effectively manage, and market new or existing products and services that appropriately anticipate or respond to changes in the industry and evolving client demands. The development and introduction of new products and services require continued innovative effort and may require significant time, resources, and ongoing support. Further, avoiding introducing or encouraging certain new products (such as cryptocurrency) creates the risk of losing assets or new flows to competitors who encourage or support these products. Substantial risk and uncertainties are associated with the introduction and ongoing maintenance of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting and sometimes contradictory client and market preferences, the introduction of competing products or services and compliance with regulatory requirements.
Artificial intelligence (including generative artificial intelligence) presents many benefits in terms of operating efficiency, but also new risks that ACC needs to seek to mitigate through its strategic and risk management policies, such as reliance on information that may be inaccurate or biased results. In addition, the regulatory framework and expectations relating to the use of artificial intelligence are in their early stages as is the use (and how ACC and its affiliates manage the use) of artificial intelligence in its business.
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
The occurrence of natural disasters and catastrophes, including earthquakes, hurricanes, floods, tornadoes, fires, blackouts, severe winter weather, explosions, pandemic disease and global health emergencies (such as COVID-19) and man-made disasters, including acts of terrorism, riots, civil unrest including large-scale protests, insurrections and military actions, could adversely affect the results of operations or financial condition of ACC. Such disasters and catastrophes may impact ACC directly by damaging its facilities, preventing service providers or employees of its affiliates from performing their roles or otherwise disturbing its ordinary business operations. These impacts could be particularly severe to the extent they affect access to physical facilities or the physical well-being of large numbers of employees of ACC’s affiliates, ACC’s computer-based data processing, transmission, storage and retrieval systems and destroy or release valuable data. Such disasters and catastrophes may also impact ACC indirectly by changing the condition and behaviors of its customers, business counterparties and regulators, as well as by causing declines or volatility in the economic and financial markets, which could in turn have an adverse effect on ACC’s investment portfolio.
ACC cannot predict the impact that changing climate conditions may have on the frequency and severity of natural disasters or on overall economic stability and sustainability. As such, ACC cannot be sure that its actions to identify and mitigate the risks associated with such disasters and catastrophes will be effective.

Index
Ameriprise Certificate Company
Legal, Regulatory and Tax Risks
ACC’s business is regulated and changes in legislation or regulation may reduce ACC’s profitability and limit its growth.
ACC operates in a regulated industry. As a registered investment company, ACC must observe certain governance, disclosure, record-keeping, marketing, privacy, data protection and other operating requirements. Various regulatory and governmental bodies have the authority to review ACC’s products and business practices and to bring regulatory or other legal actions against ACC if, in their view, ACC’s practices are improper. Any enforcement actions, investigations or other proceedings brought against ACC or its directors or employees of its affiliates by its regulators may result in fines, injunctions or other disciplinary actions that could harm ACC’s reputation or impact ACC’s results of operations. Further, any future legislation or changes to the laws and regulations applicable to ACC’s business such as possible changes brought about by any U.S. Department of Labor applicable regulation as well as state and other fiduciary rules, the SEC best interest standards, or similar standards such as the Certified Financial Planner Board standards pertaining to the fiduciary status of investment advice providers to retirement investors (primarily account holders in 401(k) plans and IRAs and other types of Employee Retirement Income Security Act of 1974, as amended (“ERISA”) clients) and related issues. Each of these has a potential impact regarding how ERISA investment advice fiduciaries and others can provide products manufactured by affiliates to, or engage in certain principal transactions with, retirement investors, including incremental requirements, costs and risks that may be imposed on ACC as a result of such changes, may affect the operations and financial condition of ACC. In addition, after the conversion of Ameriprise Bank into a federal savings bank, Ameriprise Financial became subject to ongoing supervision by the FRB. As a subsidiary of Ameriprise Financial, ACC is (absent exclusion or exemption) required to comply with certain limits on its activity, including investment limitations on its portfolio and other limitations under applicable banking laws. Failure to meet one or more of certain requirements and regulations would mean, depending on the violation and any agreement then reached with the FRB, Ameriprise Financial (and therefore ACC) could not undertake new activities, continue certain activities, or make certain acquisitions until such violation is cured.
ACC’s business is subject to comprehensive legal requirements concerning the use and protection of personal information, including client information, from a multitude of different functional regulators and law enforcement bodies. This regulatory framework is rapidly changing through an ever-increasing patchwork of state laws and regulation (such as the California Consumer Privacy Act and the California Privacy Rights Act). Further developments could negatively impact ACC’s business and operations.
Changes in corporate tax laws and regulations and changes in the interpretation of such laws and regulations, as well as adverse determinations regarding the application of such laws and regulations, could adversely affect ACC’s earnings.
ACC is subject to the income tax laws of the U.S., its states and municipalities. ACC must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and must also make estimates about when in the future certain items affect taxable income in the various tax jurisdictions. In addition, changes to the Internal Revenue Code, administrative rulings or court decisions could increase ACC’s provision for income taxes and reduce ACC’s earnings. Furthermore, guidance issued by the U.S. Department of Treasury and others can be critical to the application and impact of new laws and in avoiding unintended impacts from legislation. The jurisdictions ACC operates in may not always provide clear guidance that is responsive to industry questions and concerns. If guidance is unclear, it could increase ACC’s taxes or create a potential for disagreement about interpretation of the tax code.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
Cybersecurity is a key part of our business and client experience and is integrated into our enterprise risk management processes and policies. We maintain written policies, processes and procedures that seek to identify, protect, detect, respond to, and recover from known and emerging cybersecurity risks. Our program includes consuming threat intelligence and ongoing monitoring of known

Index
Ameriprise Certificate Company
external threats. We also have operating policies and procedures designed to comply with applicable requirements in jurisdictions we operate in globally. Our policies and procedures are regularly reviewed and internally assessed to enhance our corporate security capabilities. We make ongoing investments in our technology infrastructure to support cybersecurity efforts and support reliability and the user experience. We offer clients and affiliated advisors a variety of options to help secure their information, including multi-factor authentication and the use of secure messaging sites. We provide our affiliated advisors with ongoing security training and periodically test their skills and understanding with various cybersecurity exercises.
We remain vigilant against cybersecurity risks as part of operating our business. Our cybersecurity team is led by experienced staff, including our Chief Information Officer, who has been with the company in various technology positions since 2002. Previously, he worked for other companies holding senior delivery and architecture roles and holds both a bachelor’s degree in engineering and an MBA. Our Chief Information Security Officer has over 30 years of broad IT experience, with expertise in Information Security. His background also includes systems design and development, and he has expertise in database administration and database platforms across both mainframe and distributed platforms. Prior to joining the company, he worked as a consultant and a developer at other companies. Our risk management approach involves a matrixed structure of leaders who bring various levels of cybersecurity and technology expertise to their areas of risk management. Our technology team relies on their enterprise-wide colleagues’ expertise when needed to plan, respond, and mitigate incidents, as needed.
We conduct regular vulnerability scanning and related remediation activities for our applications and systems. We have documented expectations for the patching and updating of our software environment and set similar expectations for our affiliated financial advisors and third-party service providers where they retain control of their environment. Our cybersecurity approach supports both business continuity and risk mitigation. Should an incident occur, we have plans in place that are designed to mitigate the impact to our operations while we respond and recover, if necessary. We run a global security operations center that continuously monitors our networks and systems and is prepared to contact the appropriate teams to respond to an incident should one occur. Depending on the incident, the response group may include participation from a wide variety of groups across the enterprise. We conduct regular exercises to verify that our business continuity plans are capable of recovering our operating capabilities in line with our business needs and expectations. In addition, our global privacy team provides oversight and support to business and staff groups in conducting annual risk assessments regarding the secure handling of personally identifiable information.
Additionally, as part of our formal procurement and vendor management process, we ask our third-party service providers to have and maintain cybersecurity programs that are consistent with our legal and regulatory obligations, and we review cybersecurity risk assessments of those third-party service providers who provide key technology and services. For third-party service providers that do go through our formal procurement process and vendor risk management assessment, our vendor risk management team assigns tiers. The tiers are based on a combination of criteria, including the services provided and the information to which they have access, to focus the most detailed reviews and the most frequent assessments on highest tiered third-party service providers, while also maintaining an appropriate level of review and monitoring on lower tiers. Some third-party service providers contracted outside of the formal procurement process may still be subject to providing information about their security programs based on services performed.
Our Vendor Risk Management Office provides oversight and support to the business teams as end-users of the third-party service providers’ goods and services, while also providing a conduit through which oversight can be conducted by our management and board. When a third-party service provider is off-boarded through our procurement and vendor management process, they are subject to an off-boarding review when the relationship ends that is designed to obtain the return or destruction of our information. Our vendor management teams provide risk assessment reporting to business teams, internal risk management committees and our executive leadership. The reporting structure supports an effective design of the program, provides transparency, and drives regulatory compliance. Third-party service providers that participate in the delivery of services to us, as well as their fourth-parties, are also generally expected to have and maintain cybersecurity defenses, so long as they participate in the delivery of services to us to help protect our systems and our clients from incursions through third-party services’ systems. Should one of our third-party service providers suffer a breach in their or their fourth-party systems, we rely on them to inform us and work with us to protect our systems, remediate breaches, and mitigate the impact to our clients and our technology.

Index
Ameriprise Certificate Company
Governance
Strong ongoing governance practices and policies support our cybersecurity program. The Board of Directors and the Audit Committee are central to the oversight of the Company’s cybersecurity risk management program operated by senior management. In addition to the Board of Directors receiving annual cybersecurity updates, the Audit Committee discusses with management, the General Auditor, and others the company’s enterprise-wide risk assessment and risk management processes. These updates to the Board of Directors and Audit Committee include a review of prevailing material risks and exposures, including cybersecurity and data protection threats and risks, the actions taken to address these threats and mitigate these risks, and the design and effectiveness of our processes and controls in light of evolving market, business, regulatory, and other conditions. These processes and information sharing enable the Board of Directors, the Audit Committee, and our management team to remain informed and aligned about our approach to cybersecurity risk, and the monitoring of these risks and incidents, as appropriate. Our executive Vice President of Technology and Chief Information Officer, our Chief Information Security Officer, and other officers regularly review with our Board of Directors and the Audit Committee topics such as the following: the cyber threat landscape; the design, effectiveness and ongoing enhancement of our capabilities to identify, protect, detect, respond to and recover from cyber threats and events; and any incidents that merit discussion.
During 2023, the Board of Directors reviewed our identity theft prevention and privacy programs and discussed, among other topics: mandatory staff training on fraud prevention, including threats from social engineering, identity theft experience and trends; the effectiveness of existing controls and planned enhancements to those controls; and key areas of focus for the identity theft and privacy programs.
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

Ameriprise Certificate Company
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
All of the Ameriprise Certificate Company (“ACC”) outstanding common stock is owned by Ameriprise Financial, Inc. (“Ameriprise Financial”). There is no established public trading market for ACC’s common stock.
Frequency and amount of capital transactions with Ameriprise Financial during the past two years were:

	Dividends to Ameriprise Financial	Return of Capital to Ameriprise Financial	Receipt of Capital from Ameriprise Financial
	(in millions)
Year Ended December 31, 2023
January 30, 2023	$—	$—	$35.0
February 28, 2023	—	—	8.0
March 31, 2023	—	—	34.0
April 27, 2023	—	—	7.0
May 30, 2023	—	—	14.0
June 29, 2023	—	—	5.0
October 26, 2023	—	—	10.0
November 29, 2023	—	—	15.0
December 27, 2023	—	—	2.5
Total	$—	$—	$130.5

Year Ended December 31, 2022
March 30, 2022	$4.3	$7.0	$—
June 30, 2022	7.0	—	—
August 31, 2022	—	—	13.0
September 27, 2022	—	—	15.0
September 30, 2022	—	—	5.0
October 28, 2022	—	—	45.0
November 28, 2022	—	—	50.0
December 28, 2022	—	—	50.0
December 30, 2022	—	—	8.0
Total	$11.3	$7.0	$186.0
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
Item 6. [Reserved]

Index
Ameriprise Certificate Company
Item 7. Management’s Narrative Analysis
The following information should be read in conjunction with Ameriprise Certificate Company’s (“ACC’s”) Consolidated Financial Statements and Notes included elsewhere in this report. The following discussion may contain forward-looking statements that reflect ACC’s plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below under “Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K, particularly in Part 1 - Item 1A - “Risk Factors.”
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
Net income increased $44.3 million, or 77%, for 2023 compared to the prior year primarily due to higher investment income. This increase was partially offset by higher net provision for certificate reserves along with higher investment expenses and income taxes. ACC has experienced strong growth given the current market environment with client deposits increasing $4.2 billion from the prior year period to $13.5 billion.
Investment income increased $501.0 million for 2023 compared to the prior year primarily reflecting an increase in the average invested asset yield, driven by an increase in short-term interest rates, and higher average investment balances.
Investment expenses increased $28.7 million, or 100%, for 2023 compared to the prior year primarily due to volume-driven increases in investment advisory, distribution, and transfer agent fees.
Net provision for certificate reserves increased $412.9 million, for 2023 compared to the prior year primarily due to higher average client crediting rates as well as higher average certificate balances.
The effective tax rate was 24.6% for 2023 compared to 24.8% for the prior year. See Note 11 to the Consolidated Financial Statements for additional discussion on income taxes.
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

Index
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
ACC primarily invests in structured investments (e.g., residential mortgage backed securities, commercial mortgage backed securities and asset backed securities), U.S. government and agency obligations, corporate debt securities, and commercial mortgages to provide its certificate owners with a competitive rate of return on their certificates while managing risk. These investments provide ACC with a historically dependable and targeted margin between the interest rate earned on investments and the interest rate credited to certificate owners’ accounts. ACC does not invest in securities to generate short-term trading profits for its own account.
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
The following tables present ACC’s estimate of the impact on pretax income from the above defined hypothetical market movements as of December 31, 2023:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in thousands)
Certificates	$2,327	$(2,215)	$112

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in thousands)
Certificates	$1,678	$—	$1,678

Index
Ameriprise Certificate Company
The above results compare to an estimated negative impact to pretax income of $8.6 million related to a 100 basis point increase in interest rates and an estimated positive impact of $79 thousand related to a 10% equity price decline as of December 31, 2022. The change in sensitivity of a 100 basis point increase in interest rates compared to the prior year was primarily driven by assets repricing faster than liability crediting rates in a rising rate environment.
Actual results could and likely will differ materially from those illustrated above as they are based on a number of estimates and assumptions. The illustration above includes assuming that implied market volatility does not change when equity prices fall by 10% and that the 100 basis point increase in interest rates is a parallel shift of the yield curve. Furthermore, ACC has not tried to anticipate changes in client preferences for different types of assets or other changes in client behavior, nor has ACC tried to anticipate all strategic actions management might take to increase revenues or reduce expenses in these scenarios.
The selection of a 100 basis point interest rate increase as well as a 10% equity price decline should not be construed as a prediction of future market events. Impacts of larger or smaller changes in interest rates or equity prices will not be proportional to those shown for a 100 basis point increase in interest rates or a 10% decline in equity prices.
ACC has interest rate risk from its Flexible Savings Certificates and other fixed rate certificates. These products are investment certificates generally ranging in amounts from $1 thousand to $2 million with interest crediting rate terms ranging from three to 36 months. ACC guarantees an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed income securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although ACC monitors its investment strategy and makes modifications based on changing liabilities and the expected interest rate environment. ACC also has interest rate risk from its Step-Up Rate Certificates, which was not material as of December 31, 2023. ACC had $13.3 billion in reserves included in Certificate reserves as of December 31, 2023 to cover the liabilities associated with these products.
ACC has equity price risk from its Stock Market Certificates. Stock Market Certificates are purchased for amounts generally from $1 thousand to $2 million for terms of 52, 104 or 156 weeks, which can be extended to a maximum of 15 years depending on the term. For each term the certificate holder can choose to participate 100% in any percentage increase in the S&P 500® Index up to a maximum return or choose partial participation in any increase in the S&P 500® Index plus a fixed rate of interest guaranteed in advance. If partial participation is selected, the total of equity-linked return and guaranteed rate of interest cannot exceed the maximum return. ACC had $176.9 million in reserves included in Certificate reserves as of December 31, 2023 to cover the liabilities associated with these products. Effective August 18, 2023, the Stock Market Certificate product was closed to new sales and add-on payments. The equity-linked return to investors creates equity price risk exposure. ACC seeks to minimize this exposure with purchased futures and call spreads that replicate what ACC must credit to client accounts. This risk continues to be fully hedged. Stock Market Certificates have interest rate risk as changes in interest rates affect the fair value of the payout to be made to the certificate holder. This risk is not currently hedged and was immaterial as of December 31, 2023.
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
Item 8. Financial Statements and Supplementary Data
See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Index
Ameriprise Certificate Company
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
ACC maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) designed to provide reasonable assurance that the information required to be reported in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in and pursuant to U.S. Securities and Exchange Commission (“SEC”) regulations, including controls and procedures designed to ensure that this information is accumulated and communicated to ACC’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding the required disclosure. It should be noted that, because of inherent limitations, ACC’s disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.
ACC’s management, under the supervision and with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s principal executive officer and principal financial officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2023.
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
Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services
The Board of Directors of ACC, at the recommendation of its Audit Committee, appointed PricewaterhouseCoopers LLP (“PwC”) as an independent registered public accounting firm to audit the Consolidated Financial Statements of ACC for the years ended December 31, 2023 and 2022.
Audit Fees
The aggregate fees billed or to be billed by PwC for each of the last two years for professional services rendered for the audit of ACC’s annual Consolidated Financial Statements and services that were provided in connection with statutory and regulatory filings were $125,000 and $123,000 for 2023 and 2022, respectively.
Audit-Related Fees, Tax Fees, All Other Fees
ACC was not billed by PwC for any fees for audit-related fees, tax fees or any other fees for 2023 or 2022.
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

Index
Ameriprise Certificate Company
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
In both 2023 and 2022, 100% of the services provided by PwC for ACC were pre-approved by the Audit and Risk Committee of Ameriprise Financial and the Audit Committee of ACC.

Index
Ameriprise Certificate Company
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

Index
Ameriprise Certificate Company

Exhibit	Description

10(m)	State Income Tax Sharing Agreement between or among Ameriprise Financial, Inc. and certain subsidiaries, including the Registrant, effective December 10, 2013 filed electronically on or about February 23, 2018 as Exhibit 10(m) to Registrant’s Form 10-K is incorporated by reference.
10(n)
Agreement between Ameriprise Bank, FSB and Ameriprise Certificate Company (certain Ameriprise Rewards Fulfillment Services), dated December 1, 2022 filed electronically on or about February 23, 2023 as Exhibit 10(n) to Registrant’s Form 10-K is incorporated by reference.

10(o)
Agreement between Ameriprise Financial, Inc. and Ameriprise Certificate Company (certain legacy Ameriprise Rewards Fulfillment Services), dated December 1, 2019 filed electronically on or about February 26, 2020 as Exhibit 10(o) to Registrant’s Form 10-K is incorporated by reference.

10(p)	Amendment to the Federal Income Tax Sharing Agreement between or among Ameriprise Financial, Inc. and certain subsidiaries, including the Registrant, effective October 9, 2020, filed electronically on or about February 24, 2021 as Exhibit 10(p) to Registrant’s Form 10-K is incorporated by reference.
14(a)	Code of Ethics under Rule 17j-1 for Ameriprise Certificate Company effective May 21, 2014, filed electronically on or about February 27, 2019 as Exhibit 14(a) to Registrant’s Form 10-K is incorporated by reference.
14(b)*	Code of Ethics adopted under Rule 17j-1 for Registrant’s investment adviser, dated December 2023.
14(c)*	Code of Ethics under Rule 17j-1 for Registrant’s underwriter, as revised January 1, 2024.
24*	Directors’ Power of Attorney, dated November 15, 2023.
31.1*	Certification of Abu M. Arif, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of James R. Hill, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of Abu M. Arif, Chief Executive Officer and James R. Hill, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed electronically herewith.
Item 16. Form 10-K Summary
None.

Index
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE CERTIFICATE COMPANY
Registrant

Date:	February 22, 2024	By	/s/ Abu M. Arif
Abu M. Arif Director, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date:	February 22, 2024	By	/s/ Abu M. Arif
Abu M. Arif Director, President and Chief Executive Officer (Principal Executive Officer)

Date:	February 22, 2024	By	/s/ James R. Hill
James R. Hill Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 22, 2024	By	/s/ Brian L. Granger
Brian L. Granger Vice President, Controller and Chief Accounting Officer

Date:	February 22, 2024	By	/s/ Ronald L. Guzior*
Ronald L. Guzior Director

Date:	February 22, 2024	By	/s/ Karen M. Bohn*
Karen M. Bohn Director

Date:	February 22, 2024	By	/s/ Lorna P. Gleason*
Lorna P. Gleason Director

Date:	February 22, 2024	By	/s/ Robert J. McReavy*
Robert J. McReavy Director

*By	/s/ Abu M. Arif
Abu M. Arif
* Executed by Abu M. Arif pursuant to a Power of Attorney, dated November 15, 2023, filed electronically herewith as Exhibit 24 to the Registrant’s Form 10-K.

Index
Ameriprise Certificate Company
Index to Consolidated Financial Statements and Schedules
Consolidated Financial Statements:

All other Schedules required by Article 6 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

Index
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of Ameriprise Certificate Company
Opinion on the Financial Statements
We have audited the consolidated financial statements, including the related notes and financial statement schedules, of Ameriprise Certificate Company and its subsidiary (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2023 by correspondence with the custodian and the application of alternative auditing procedures where securities purchased had not been received. We believe that our audits provide a reasonable basis for our opinion.
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
Valuation of Level 2 Available-for-Sale Securities
As described in Notes 1, 3, and 8 to the consolidated financial statements, available-for-sale securities are carried at fair value. As of December 31, 2023, the total fair value of available-for-sale securities was $13,037 million, which includes $10,379 million of level 2 securities. Level 2 securities include corporate bonds, residential mortgage backed securities, commercial mortgage backed securities, asset backed securities, state and municipal obligations and other securities. The fair value of level 2 securities is based on a market approach with prices obtained from third-party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes.
The principal considerations for our determination that performing procedures relating to the valuation of level 2 available-for-sale securities is a critical audit matter are (i) a high degree of auditor subjectivity and effort in performing procedures and evaluating audit evidence related to the valuation and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of level 2 available-for-sale securities. These procedures also included, among others (i) developing an independent range of prices for the securities by obtaining independent pricing from third party vendors, when available, and comparing the independent range of prices to management’s estimates to evaluate the reasonableness of management’s estimate, (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate by developing an independent range of prices for a sample of securities using independently determined assumptions related to available market inputs and comparing the independent range of prices to management’s estimate, and (iii) testing the completeness and accuracy of data provided by management.
/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 22, 2024
We have served as the Company’s auditor since 2010.

Index
Ameriprise Certificate Company
Consolidated Statements of Operations

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Investment Income:
Interest income:
Available-for-Sale securities	$587,230	$135,500	$59,409
Commercial mortgage loans and syndicated loans	10,613	8,286	8,116
Cash and cash equivalents	62,184	15,124	612
Certificate loans	3	4	8
Dividends	—	—	1
Other	83	182	394
Total investment income	660,113	159,096	68,540
Investment Expenses:
Ameriprise Financial and affiliated company fees:
Distribution	18,501	8,868	6,805
Investment advisory and services	27,819	13,138	13,790
Transfer agent	10,344	6,218	6,957
Depository	88	73	90
Other	681	444	717
Total investment expenses	57,433	28,741	28,359
Net investment income before provision for certificate reserves and income taxes	602,680	130,355	40,181
Provision for Certificate Reserves:
According to the terms of the certificates:
Provision for certificate reserves	424	206	249
Interest on additional credits	1	1	1
Additional credits/interest authorized by ACC	467,934	54,167	10,031
Total provision for certificate reserves before reserve recoveries	468,359	54,374	10,281
Reserve recoveries from terminations prior to maturity	(1,961)	(869)	(760)
Net provision for certificate reserves	466,398	53,505	9,521
Net investment income before income taxes	136,282	76,850	30,660
Income tax expense	33,520	19,032	7,467
Net investment income, after-tax	102,762	57,818	23,193
Net realized gain (loss) on investments:
Securities of unaffiliated issuers before income taxes	(817)	20	2,598
Income tax expense (benefit)	(172)	4	545
Net realized gain (loss) on investments, after-tax	(645)	16	2,053
Net income	$102,117	$57,834	$25,246
See Notes to Consolidated Financial Statements.

Index
Ameriprise Certificate Company
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Net income	$102,117	$57,834	$25,246
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period	42,061	(131,066)	(16,097)
Reclassification of net (gains) losses on securities included in net income	197	(15)	(863)
Total other comprehensive income (loss), net of tax	42,258	(131,081)	(16,960)
Total comprehensive income (loss)	$144,375	$(73,247)	$8,286
See Notes to Consolidated Financial Statements.

Index
Ameriprise Certificate Company
Consolidated Balance Sheets

	December 31,
	2023	2022
	(in thousands, except share data)
ASSETS
Qualified Assets
Investments in unaffiliated issuers:
Cash and cash equivalents	$913,063	$1,180,868
Available-for-Sale securities:
Fixed maturities, at fair value (amortized cost: 2023, $13,135,364; 2022, $8,523,011)	13,037,037	8,368,916
Commercial mortgage loans and syndicated loans, at cost (allowance for credit losses: 2023, $1,333; 2022, $1,472; fair value: 2023, $178,850; 2022, $195,252)	183,268	204,493
Certificate loans – secured by certificate reserves, at cost, which approximates fair value	34	72
Total investments	14,133,402	9,754,349
Receivables:
Dividends and interest	48,605	22,052
Receivables from brokers, dealers and clearing organizations	8,688	2,814
Other receivables	529	71
Total receivables	57,822	24,937
Derivative assets	17,255	8,786
Total qualified assets	14,208,479	9,788,072
Other Assets:
Deferred taxes, net	19,600	37,892
Taxes receivable from parent	3,367	—
Due from related party	17,907	—
Total other assets	40,874	37,892
Total assets	$14,249,353	$9,825,964
See Notes to Consolidated Financial Statements.

Index
Ameriprise Certificate Company

Consolidated Balance Sheets (continued)
	December 31,
	2023	2022
	(in thousands, except share data)
LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities
Certificate reserves
Installment certificates:
Reserves to mature	$10,272	$8,413
Fully paid certificates:
Reserves to mature	13,429,658	9,293,480
Additional credits and accrued interest	30,114	11,079
Due to unlocated certificate holders	630	433
Total certificate reserves	13,470,674	9,313,405
Accounts payable and accrued liabilities:
Due to related party	8,092	3,047
Taxes payable to parent	122	5,708
Payables to brokers, dealers and clearing organizations	6,150	68,533
Total accounts payable and accrued liabilities	14,364	77,288
Derivative liabilities	11,496	6,649
Other liabilities	63,461	14,139
Total liabilities	13,559,995	9,411,481

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	612,167	481,667
Retained earnings:
Appropriated for pre-declared additional credits and interest	27,031	15,960
Appropriated for additional interest on advance payments	15	15
Unappropriated	121,732	30,686
Accumulated other comprehensive income (loss), net of tax	(73,087)	(115,345)
Total shareholder’s equity	689,358	414,483
Total liabilities and shareholder’s equity	$14,249,353	$9,825,964
See Notes to Consolidated Financial Statements.

Index
Ameriprise Certificate Company
Consolidated Statements of Shareholder’s Equity

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
				Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Unappropriated
	(in thousands, except share data)
Balance at January 1, 2021	150,000	$1,500	$341,700	$21	$15	$44,812	$32,696	$420,744
Net income	—	—	—	—	—	25,246	—	25,246
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(16,960)	(16,960)
Transfers between appropriated and unappropriated, net	—	—	—	(21)	—	21	—	—
Dividend to parent	—	—	—	—	—	(70,009)	—	(70,009)
Return of capital to parent	—	—	(38,991)	—	—	—	—	(38,991)
Balance at December 31, 2021	150,000	1,500	302,709	—	15	70	15,736	320,030
Net income	—	—	—	—	—	57,834	—	57,834
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(131,081)	(131,081)
Transfers between appropriated and unappropriated, net	—	—	—	15,960	—	(15,960)	—	—
Dividend to parent	—	—	—	—	—	(11,258)	—	(11,258)
Return of capital to parent	—	—	(7,042)	—	—	—	—	(7,042)
Capital contribution from parent	—	—	186,000	—	—	—	—	186,000
Balance at December 31, 2022	150,000	1,500	481,667	15,960	15	30,686	(115,345)	414,483
Net income	—	—	—	—	—	102,117	—	102,117
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	42,258	42,258
Transfers between appropriated and unappropriated, net	—	—	—	11,071	—	(11,071)	—	—
Capital contribution from parent	—	—	130,500	—	—	—	—	130,500
Balance at December 31, 2023	150,000	$1,500	$612,167	$27,031	$15	$121,732	$(73,087)	$689,358
See Notes to Consolidated Financial Statements.

Index
Ameriprise Certificate Company
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Cash Flows from Operating Activities
Net income	$102,117	$57,834	$25,246
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, accretion of discounts, net	(135,331)	(22,512)	2,382
Deferred income tax expense (benefit)	4,781	(927)	1,657
Net realized (gain) loss on Available-for-Sale securities	249	(19)	(1,093)
Other net realized (gain) loss	558	45	167
Provision for credit losses	10	(46)	(1,672)
Changes in operating assets and liabilities:
Dividends and interest receivable	49,170	(9,486)	4,560
Certificate reserves, net	20,994	8,309	(3,032)
Taxes payable to/receivable from parent, net	(8,953)	5,385	(487)
Derivatives, net of collateral	(612)	(492)	224
Other liabilities	13,531	(3,047)	(7,237)
Other receivables	(458)	332	(43)
Payables to brokers, dealers and clearing organizations	—	33,939	—
Due to/from related party, net	1,639	—	—
Other, net	(115)	1,165	1,055
Net cash provided by (used in) operating activities	47,580	70,480	21,727

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	113,185	—	—
Maturities, redemptions and calls	5,314,949	3,657,184	4,637,978
Purchases	(10,048,894)	(7,426,951)	(3,015,291)
Commercial mortgage loans and syndicated loans:
Sales, maturities and repayments	48,619	53,550	74,945
Purchases and fundings	(28,337)	(35,505)	(26,486)
Equity securities:
Sales	—	—	48
Certificate loans, net	38	11	129
Net cash provided by (used in) investing activities	(4,600,440)	(3,751,711)	1,671,323

Cash Flows from Financing Activities
Payments from certificate holders and other additions	11,193,104	8,343,118	2,733,012
Certificate maturities and cash surrenders	(7,038,549)	(4,338,511)	(4,189,922)
Capital contribution from parent	130,500	186,000	—
Dividend to parent	—	(11,258)	(70,009)
Return of capital to parent	—	(7,042)	(38,991)
Net cash provided by (used in) financing activities	4,285,055	4,172,307	(1,565,910)

Net increase (decrease) in cash and cash equivalents	(267,805)	491,076	127,140
Cash and cash equivalents at beginning of period	1,180,868	689,792	562,652
Cash and cash equivalents at end of period	$913,063	$1,180,868	$689,792

Supplemental disclosures including non-cash transactions:
Cash paid (received) for income taxes	$36,818	$13,684	$7,054
Cash paid for interest	451,689	45,485	14,721
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
As of December 31, 2023, ACC offered three types of certificate products to the public. Effective August 18, 2023, stock market certificates (“SMC”) were closed to new sales. ACC is impacted by significant changes in interest rates as interest crediting rates on certificate products generally reset at shorter intervals than the change in the yield on ACC’s investment portfolio. The specified maturities of most of ACC’s certificate products range from ten to twenty years. Within that maturity period, most certificates have interest crediting rate terms ranging from three to 48 months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at maturity; however, the Cash Reserve Certificate is a fully liquid product and can be surrendered at any time without penalty. In addition, two types of certificate products (neither are currently sold) have interest tied, in whole or in part, to a broad-based stock market index. In general, ACC’s certificate products are available as qualified investments for Individual Retirement Accounts, 401(k) plans and other qualified retirement plans.
ACC evaluated events or transactions that occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. No subsequent events or transactions requiring recognition or disclosure were identified.
Basis of Financial Statement Presentation
The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain reclassifications of prior period amounts have been made to conform with the current presentation. ACC uses the consolidation method of accounting for its wholly owned subsidiary, Investors Syndicate Development Corp.
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
Available-for-Sale securities are impaired when the fair value of an investment is less than its amortized cost. When an Available-for-Sale security is impaired, ACC first assesses whether or not: (i) it has the intent to sell the security (i.e., made a decision to sell) or (ii) it is more likely than not that ACC will be required to sell the security before its anticipated recovery. If either of these conditions exist, ACC recognizes an impairment by reducing the book value of the security for the difference between the investment’s amortized cost and its fair value with a corresponding charge to earnings. Subsequent increases in the fair value of Available-for-Sale securities that occur in periods after a write-down has occurred are recorded as unrealized gains in other comprehensive income (“OCI”), while subsequent decreases in fair value would continue to be recorded as reductions of book value with a charge to earnings.

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
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
Commercial Loans
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

Index
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
Loan Modifications
A loan is modified when ACC makes certain concessionary modifications to contractual terms such as principal forgiveness, interest rate reductions, other-than-insignificant payment delays, and/or term extensions in an attempt to make the loan more affordable to a borrower experiencing financial difficulties. Generally, performance prior to the modification or significant events that coincide with the modification are considered in assessing whether the borrower can meet the new terms which may result in the loan being returned to accrual status at the time of the modification or after a performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status.
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

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
Due From Related Party
The balance in Due from related party includes the amounts due from its affiliated broker-dealer, AFS, related to sales of investment certificates.
Other Liabilities
Other liabilities primarily include unpaid certificate maturities and cash surrenders to certificate holders.
Income Taxes
ACC’s taxable income is included in the consolidated federal income tax return of Ameriprise Financial. ACC provides for income taxes on a separate return basis, except that, under an agreement between Ameriprise Financial and ACC, tax benefits are recognized for losses to the extent they can be used in the consolidated return. It is the policy of Ameriprise Financial that it will reimburse its subsidiaries for any tax benefits recorded. The controlled group for which ACC is a member is an applicable corporation with regard to the corporate alternative minimum tax (“CAMT”) and is therefore required to compute the CAMT. In accordance with the tax sharing agreement, Ameriprise Financial will be liable for any CAMT liability and expense.
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
Future Adoption of New Accounting Standards
Segment Reporting – Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, updating reportable segment disclosure requirements in accordance with Topic 280, Segment Reporting (“Topic 280”), primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss and contain other disclosure requirements. The amendments also expand Topic 280 disclosures to public entities with one reportable segment. The amendments are effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Early adoption is permitted. The Company is assessing changes to the segment related disclosures resulting from the standard. The adoption of the standard will not have an impact on the Company’s consolidated results of operations and financial condition as the standard is disclosure-related only.

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
Income Taxes – Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, updating the accounting standards related to income tax disclosures, primarily focused on the disaggregation of income taxes paid and the rate reconciliation table. The standard is to be applied prospectively with an option for retrospective application and is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is assessing changes to the income tax related disclosures resulting from the standard. The adoption of the standard will not have an impact on the Company’s consolidated results of operations and financial condition as the standard is disclosure-related only.
2. Deposit of Assets and Maintenance of Qualified Assets
Under the provisions of its certificates and the 1940 Act, ACC was required to have cash and “qualified assets” (as defined in Section 28(b) of the 1940 Act, as modified by an exemptive order of the SEC) in the amount of $13.5 billion and $9.3 billion as of December 31, 2023 and 2022, respectively. ACC reported Qualified Assets of $14.3 billion and $9.9 billion as of December 31, 2023 and 2022, respectively. Qualified Assets exclude net unrealized pretax losses on Available-for-Sale securities of $98.3 million and $154.1 million as of December 31, 2023 and 2022, respectively. Additionally, Qualified Assets exclude Payables to brokers, dealers and clearing organizations of $6.2 million and $68.5 million as of December 31, 2023 and 2022, respectively.
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
Pursuant to provisions of the certificates, the 1940 Act, the Depository and Custodial Agreement and requirements of various states, Qualified Assets of ACC were deposited as follows:

	December 31, 2023
	Deposits	Required Deposits	Excess
	(in thousands)
Deposits to meet certificate liability requirements:
Pennsylvania and New Jersey (at market value)	$212	$130	$82
Texas and Illinois (at par value)	262	150	112
Custodian (at amortized cost)	14,212,284	13,475,655	736,629
Total	$14,212,758	$13,475,935	$736,823

	December 31, 2022
	Deposits	Required Deposits	Excess
	(in thousands)
Deposits to meet certificate liability requirements:
Pennsylvania and New Jersey (at market value)	$212	$130	$82
Texas and Illinois (at par value)	360	150	210
Custodian (at amortized cost)	9,886,405	9,313,729	572,676
Total	$9,886,977	$9,314,009	$572,968
The assets on deposit with the Custodian (or its subcustodian) as of December 31, 2023 and 2022 consisted of securities and other loans having a deposit value of $13.2 billion and $8.6 billion, respectively, mortgage loans on real estate of $96.6 million and $102.2 million, respectively, and other investments of $894.1 million and $1.2 billion, respectively. There were $6.2 million and $68.5 million of Payables to brokers, dealers and clearing organizations related to these assets on deposit as of December 31, 2023 and 2022, respectively.
Ameriprise Trust Company (“ATC”) is the Custodian for ACC. ATC has appointed JPMorgan Chase Bank, N.A. as its subcustodian. See Note 7 for information on related party transactions.

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
3. Investments
Investments in unaffiliated issuers were as follows:

	December 31,
	2023	2022
	(in thousands)
Available-for-Sale securities: Fixed maturities, at fair value (allowance for credit losses: 2023 and 2022, nil; amortized cost: 2023, $13,135,364; 2022, $8,523,011)	$13,037,037	$8,368,916
Commercial mortgage loans and syndicated loans, at cost (allowance for credit losses: 2023, $1,333; 2022, $1,472; fair value: 2023, $178,850; 2022, $195,252)	183,268	204,493
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	34	72
Total	$13,220,339	$8,573,481
Available-for-Sale securities distributed by type were as follows:

Description of Securities	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt securities	$1,722,491	$3,100	$(4,586)	$1,721,005
Residential mortgage backed securities	4,217,845	18,865	(101,830)	4,134,880
Commercial mortgage backed securities	1,913,637	4,708	(25,900)	1,892,445
Asset backed securities	2,640,240	8,575	(1,701)	2,647,114
State and municipal obligations	1,250	—	(67)	1,183
U.S. government and agency obligations	2,639,901	1,158	(649)	2,640,410
Total	$13,135,364	$36,406	$(134,733)	$13,037,037

Description of Securities	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt securities	$800,596	$497	$(8,151)	$792,942
Residential mortgage backed securities	2,210,633	4,202	(114,971)	2,099,864
Commercial mortgage backed securities	1,976,401	872	(28,521)	1,948,752
Asset backed securities	1,463,147	2,599	(10,474)	1,455,272
State and municipal obligations	9,451	—	(296)	9,155
U.S. government and agency obligations	2,062,783	819	(671)	2,062,931
Total	$8,523,011	$8,989	$(163,084)	$8,368,916
As of December 31, 2023 and 2022, accrued interest of $47.4 million and $20.8 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Receivables.
As of December 31, 2023 and 2022, fixed maturity securities comprised approximately 92% and 86%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. As of December 31, 2023 and 2022, $16.9 million and $8.7 million, respectively, worth of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC.

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
A summary of fixed maturity securities by rating was as follows:

Ratings	December 31, 2023			December 31, 2022
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$6,497,442	$6,432,988	49%	$7,504,912	$7,361,766	88%
AA	4,667,593	4,633,823	36	104,049	100,303	1
A	458,233	457,526	3	165,663	164,265	2
BBB	1,506,666	1,507,511	12	732,811	727,450	9
Below investment grade	5,430	5,189	—	15,576	15,132	—
Total fixed maturities	$13,135,364	$13,037,037	100%	$8,523,011	$8,368,916	100%
As of December 31, 2023, approximately 85% of securities rated AA were GNMA, FNMA and FHLMC mortgage backed securities. These issuers were downgraded in the third quarter of 2023 from AAA to AA due to the downgrade of the U.S. Government long-term credit rating. As of December 31, 2022, approximately 34% of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. As of December 31, 2023, ACC had nine issuers with holdings totaling $774.2 million that individually were between 10% and 19% of total shareholder’s equity. As of December 31, 2022, ACC had 18 issuers with holdings totaling $868.0 million that individually were between 10% and 15% of total shareholder’s equity. There were no other holdings of any other issuer greater than 10% of total shareholder’s equity as of December 31, 2023 and 2022.
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	December 31, 2023
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Corporate debt securities	56	$865,152	$(2,433)	28	$342,354	$(2,153)	84	$1,207,506	$(4,586)
Residential mortgage backed securities	24	1,195,734	(9,911)	255	1,516,870	(91,919)	279	2,712,604	(101,830)
Commercial mortgage backed securities	11	325,203	(3,515)	59	781,839	(22,385)	70	1,107,042	(25,900)
Asset backed securities	39	640,049	(1,002)	26	320,391	(699)	65	960,440	(1,701)
State and municipal obligations	—	—	—	2	1,183	(67)	2	1,183	(67)
U.S. government and agency obligations	10	954,302	(648)	1	55	(1)	11	954,357	(649)
Total	140	$3,980,440	$(17,509)	371	$2,962,692	$(117,224)	511	$6,943,132	$(134,733)

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)

Description of Securities	December 31, 2022
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Corporate debt securities	48	$598,028	$(8,151)	—	$—	$—	48	$598,028	$(8,151)
Residential mortgage backed securities	208	1,609,795	(83,810)	78	253,759	(31,161)	286	1,863,554	(114,971)
Commercial mortgage backed securities	64	1,396,001	(16,637)	21	379,588	(11,884)	85	1,775,589	(28,521)
Asset backed securities	42	816,065	(8,671)	5	87,706	(1,803)	47	903,771	(10,474)
State and municipal obligations	7	8,251	(200)	1	904	(96)	8	9,155	(296)
U.S. government and agency obligations	11	559,320	(671)	—	—	—	11	559,320	(671)
Total	380	$4,987,460	$(118,140)	105	$721,957	$(44,944)	485	$5,709,417	$(163,084)
As part of ACC’s ongoing monitoring process, management determined the decrease in gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the year ended December 31, 2023 is primarily attributable to the impact of lower interest rates and tighter credit spreads. ACC did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. ACC does not intend to sell these securities and does not believe that it is more likely than not that ACC will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of December 31, 2023 and 2022, approximately 97% and 96%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
There were no amounts recognized in the allowance for credit losses on Available-for-Sale securities during the years ended December 31, 2023, 2022 and 2021.
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
The following table presents a rollforward of the net unrealized gains (losses) on Available-for-Sale securities included in AOCI:

	Net Unrealized Gains (Losses) on Securities	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Gains (Losses) on Securities
	(in thousands)
Balance at January 1, 2021	$40,810	$(8,114)	$32,696
Net unrealized gains (losses) on securities arising during the period (1)	(21,208)	5,111	(16,097)
Reclassification of net (gains) losses on securities included in net income (2)	(1,093)	230	(863)
Balance at December 31, 2021	18,509	(2,773)	15,736
Net unrealized gains (losses) on securities arising during the period (1)	(172,584)	41,518	(131,066)
Reclassification of net (gains) losses on securities included in net income (2)	(19)	4	(15)
Balance at December 31, 2022	(154,094)	38,749	(115,345)
Net unrealized gains (losses) on securities arising during the period (1)	55,519	(13,458)	42,061
Reclassification of net (gains) losses on securities included in net income (2)	249	(52)	197
Balance at December 31, 2023	$(98,326)	$25,239	$(73,087)
(1) Net unrealized gains (losses) on securities arising during the period include impairments on Available-for-Sale securities related to factors other than credit that were recognized in OCI during the period.
(2) Reclassification amounts are reported in Net realized gain (loss) on investments.

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net realized gain (loss) on investments were as follows:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Gross realized gains	$314	$19	$1,132
Gross realized losses	(563)	—	(39)
Total	$(249)	$19	$1,093
Available-for-Sale securities by contractual maturity as of December 31, 2023 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$3,651,134	$3,647,866
Due after one year through five years	712,508	714,732
	4,363,642	4,362,598
Residential mortgage backed securities	4,217,845	4,134,880
Commercial mortgage backed securities	1,913,637	1,892,445
Asset backed securities	2,640,240	2,647,114
Total	$13,135,364	$13,037,037
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
Allowance for Credit Losses
The following table presents a rollforward of the allowance for credit losses:

Commercial Loans
(in thousands)
Balance at January 1, 2021	$3,190
Provisions	(1,672)
Balance at December 31, 2021	1,518
Provisions	(46)
Balance at December 31, 2022	1,472
Provisions	10
Charge-offs	(149)
Balance at December 31, 2023	$1,333
As of both December 31, 2023 and 2022, accrued interest on commercial loans was $1.2 million and is recorded in Receivables and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the years ended December 31, 2023, 2022 and 2021, ACC purchased $19.4 million, $25.2 million and $11.2 million, respectively, of syndicated loans, and sold $3.6 million, $1.1 million and $13.7 million, respectively, of syndicated loans.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $1.1 million and $1.5 million as of December 31, 2023 and 2022, respectively. All other loans were considered to be performing.

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
Commercial Loans
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. There were no commercial mortgage loans which management has assigned its highest risk rating as of both December 31, 2023 and 2022. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both December 31, 2023 and 2022.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	December 31, 2023
Loan-to-Value Ratio	2023	2022	2021	2020	2019	Prior	Total
	(in thousands)
> 100%	$—	$—	$—	$—	$—	$3,146	$3,146
80% - 100%	—	5,420	—	—	—	—	5,420
60% - 80%	4,000	—	—	—	—	4,000	8,000
40% - 60%	1,075	—	3,948	3,969	5,000	5,117	19,109
< 40%	2,600	1,480	6,273	3,000	8,719	39,202	61,274
Total	$7,675	$6,900	$10,221	$6,969	$13,719	$51,465	$96,949

	December 31, 2022
Loan-to-Value Ratio	2022	2021	2020	2019	2018	Prior	Total
	(in thousands)
> 100%	$—	$—	$—	$—	$3,211	$—	$3,211
80% - 100%	5,500	—	—	—	—	—	5,500
60% - 80%	—	1,727	—	—	—	3,411	5,138
40% - 60%	—	4,963	4,062	10,630	2,570	8,299	30,524
< 40%	1,628	4,544	3,000	3,646	6,589	38,834	58,241
Total	$7,128	$11,234	$7,062	$14,276	$12,370	$50,544	$102,614
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type. For the year ended December 31, 2023, write-offs of commercial mortgage loans were not material.
In addition, ACC reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31,		December 31,
	2023	2022	2023	2022
	(in thousands)
East North Central	$8,226	$9,116	8%	9%
East South Central	5,514	2,239	6	2
Middle Atlantic	15,466	14,640	16	14
Mountain	8,756	9,135	9	9
New England	6,308	6,542	7	6
Pacific	30,024	36,432	31	36
South Atlantic	13,023	12,003	13	12
West North Central	3,403	4,215	4	4
West South Central	6,229	8,292	6	8
Total	$96,949	$102,614	100%	100%

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31,		December 31,
	2023	2022	2023	2022
	(in thousands)
Apartments	$31,125	$29,969	32%	29%
Industrial	23,596	25,668	24	25
Mixed use	10,126	10,658	11	11
Office	11,336	16,293	12	16
Retail	14,574	17,592	15	17
Other	6,192	2,434	6	2
Total	$96,949	$102,614	100%	100%
Syndicated Loans
The investment in syndicated loans as of December 31, 2023 and 2022 was $87.7 million and $103.4 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. Syndicated loans past due as of December 31, 2023 and 2022 were $1.1 million and nil, respectively. ACC assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality. For the year ended December 31, 2023, write-offs of syndicated loans were not material.
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	December 31, 2023
Internal Risk Rating	2023	2022	2021	2020	2019	Prior	Total
	(in thousands)
Risk 5	$—	$1,131	$—	$—	$—	$—	$1,131
Risk 4	111	—	—	1,199	1,925	—	3,235
Risk 3	1,963	—	5,050	2,460	1,207	8,106	18,786
Risk 2	20,347	1,998	8,437	2,377	4,658	1,981	39,798
Risk 1	8,557	2,261	6,104	1,993	4,162	1,625	24,702
Total	$30,978	$5,390	$19,591	$8,029	$11,952	$11,712	$87,652

	December 31, 2022
Internal Risk Rating	2022	2021	2020	2019	2018	Prior	Total
	(in thousands)
Risk 5	$1,132	$—	$—	$—	$337	$—	$1,469
Risk 4	—	—	—	1,937	—	1,786	3,723
Risk 3	—	3,561	717	3,058	4,740	6,859	18,935
Risk 2	2,948	7,993	5,387	6,813	5,284	16,242	44,667
Risk 1	3,342	4,423	2,556	3,467	7,880	12,889	34,557
Total	$7,422	$15,977	$8,660	$15,275	$18,241	$37,776	$103,351
Certificate Loans
Certificate loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to certificate loans, ACC does not record an allowance for credit losses.
Modifications with Borrowers Experiencing Financial Difficulty
Modifications of financing receivables with borrowers experiencing financial difficulty by ACC were not material during the year ended December 31, 2023.

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
5. Certificate Reserves
Reserves maintained on outstanding certificates have been computed in accordance with the provisions of the certificates and Section 28 of the 1940 Act. The average rates of accumulation on certificate reserves were as follows:

	December 31, 2023
	Reserve Balance	Average Gross Accumulation Rates (3)	Average Additional Credit Rates (4)
	(in thousands, except percentages)
Installment certificates:
Reserves to mature:
Without guaranteed rates (1)	$10,272	4.87%	4.87%
Fully paid certificates:
Reserves to mature:
With guaranteed rates	3,441	3.19%	0.01%
Without guaranteed rates (1)	13,262,238	4.67%	4.67%
Equity indexed (2)	163,980	N/A	N/A
Additional credits and accrued interest:
With guaranteed rates	12	3.04%	—
Without guaranteed rates (1)	30,101	N/A	N/A
Due to unlocated certificate holders	630	N/A	N/A
Total	$13,470,674

	December 31, 2022
	Reserve Balance	Average Gross Accumulation Rates (3)	Average Additional Credit Rates (4)
	(in thousands, except percentages)
Installment certificates:
Reserves to mature:
Without guaranteed rates (1)	$8,413	4.09%	4.09%
Fully paid certificates:
Reserves to mature:
With guaranteed rates	4,032	3.22%	0.01%
Without guaranteed rates (1)	9,079,145	2.97%	2.97%
Equity indexed (2)	210,303	N/A	N/A
Additional credits and accrued interest:
With guaranteed rates	17	3.07%	—
Without guaranteed rates (1)	11,062	N/A	N/A
Due to unlocated certificate holders	433	N/A	N/A
Total	$9,313,405
N/A Not Applicable
(1) There is no minimum rate of accrual on these reserves. Interest is declared periodically, quarterly, or annually in accordance with the terms of the separate series of certificates.
(2) Ameriprise Stock Market Certificate and Ameriprise Market Strategy Certificate enable the certificate owner to participate in any relative rise in a major stock market index up to a cap without risking loss of principal. The certificates have market participation terms of 52, 104 or 156 weeks and may continue for up to 15 years. The reserve balances on these certificates as of December 31, 2023 and 2022 were $176.9 million and $220.5 million, respectively.
(3) The average gross accumulation rate is the additional credit rate plus the guaranteed minimum rate, if applicable, based on the weighted average reserves as of December 31, 2023 and 2022.
(4) The average additional credit rate is the declared interest rate in excess of the guaranteed minimum rate, if applicable, based on the weighted average reserves as of December 31, 2023 and 2022.
On certain series of single payment certificates, additional interest is pre-declared for periods greater than one year. The retained earnings appropriated for the pre-declared additional interest as of December 31, 2023 and 2022 was $27.0 million and $16.0 million, respectively, which reflects the difference between certificate reserves on these series, calculated on a statutory basis, and the reserves maintained per books.

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
The carrying amounts of net certificate reserves consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Reserves with terms of one year or less	$12,354,258	$8,927,109
Other	1,116,416	386,296
Total certificate reserves	13,470,674	9,313,405
Unapplied certificate transactions	39,628	6,858
Certificate loans and accrued interest	(35)	(73)
Total	$13,510,267	$9,320,190
6. Regulation and Dividend Restrictions
ACC is required to maintain cash and “qualified assets” meeting the standards of Section 28(b) of the 1940 Act, as modified by an exemptive order of the SEC. The amortized cost of such investments must be at least equal to ACC’s net liabilities on all outstanding face-amount certificates plus $250,000. ACC’s qualified assets consist of cash and cash equivalents, residential and commercial mortgage backed securities, asset backed securities, syndicated loans, commercial mortgage loans, U.S. government and government agency obligations, state and municipal obligations, corporate debt securities, equity index options and other securities meeting specified standards. So long as ACC wishes to rely on the SEC order, as a condition to the order, ACC has agreed to maintain an amount of unappropriated retained earnings and capital equal to at least 5% of certificate reserves (less outstanding certificate loans). To the extent that payment of a dividend would decrease the capital ratio below the required 5%, payment of a dividend would be restricted. In determining compliance with this condition, qualified assets are valued in accordance with the provisions of Minnesota Statutes where such provisions are applicable.
ACC has also entered into a written understanding with the Minnesota Department of Commerce that ACC will maintain capital equal to at least 5% of the assets of ACC (less outstanding certificate loans). To the extent that payment of a dividend would decrease this ratio below the required 5%, payment of a dividend would be restricted. When computing its capital for these purposes, ACC values its assets on the basis of statutory accounting for insurance companies rather than GAAP. ACC is subject to examination and supervision by the Minnesota Department of Commerce (Banking Division) and the SEC. ACC was in compliance with the capital requirements of the SEC and the Minnesota Department of Commerce during the years ended December 31, 2023, 2022 and 2021.
Ameriprise Financial and ACC entered into a Capital Support Agreement on March 2, 2009, pursuant to which Ameriprise Financial agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements. Effective April 30, 2014, this agreement was amended to revise the maximum commitment to $50.0 million. For the years ended December 31, 2023, 2022 and 2021, Ameriprise Financial did not infuse any additional capital into ACC under this agreement.
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

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
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
Dividends and Contributions
ACC received cash contributions of $130.5 million, $186.0 million and nil from Ameriprise Financial during the years ended December 31, 2023, 2022 and 2021, respectively. ACC received these contributions to maintain compliance with capital requirements and these contributions were outside of the Capital Support Agreement between Ameriprise Financial and ACC. See Note 6 for additional information on the Capital Support Agreement.
ACC paid dividends of nil, $11.3 million and $70.0 million to Ameriprise Financial during the years ended December 31, 2023, 2022 and 2021, respectively.
ACC returned contributed capital of nil, $7.0 million and $39.0 million to Ameriprise Financial during the years ended December 31, 2023, 2022 and 2021, respectively. The payments to Ameriprise Financial were recognized as a reduction of additional paid-in capital as it was in excess of the amount of unappropriated retained earnings available to be paid as a dividend.
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

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$894,121	$—	$894,121
Available-for-Sale securities:
Corporate debt securities	—	1,703,151	17,854	1,721,005
Residential mortgage backed securities	—	4,134,880	—	4,134,880
Commercial mortgage backed securities	—	1,892,445	—	1,892,445
Asset backed securities	—	2,647,114	—	2,647,114
State and municipal obligations	—	1,183	—	1,183
U.S. government and agency obligations	2,640,410	—	—	2,640,410
Total Available-for-Sale securities	2,640,410	10,378,773	17,854	13,037,037
Equity derivative contracts	—	17,255	—	17,255
Total assets at fair value	$2,640,410	$11,290,149	$17,854	$13,948,413

Liabilities
Stock market certificate embedded derivatives	$—	$9,300	$—	$9,300
Equity derivative contracts	16	11,480	—	11,496
Total liabilities at fair value	$16	$20,780	$—	$20,796

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$1,159,470	$—	$1,159,470
Available-for-Sale securities:
Corporate debt securities	—	783,289	9,653	792,942
Residential mortgage backed securities	—	2,099,864	—	2,099,864
Commercial mortgage backed securities	—	1,948,752	—	1,948,752
Asset backed securities	—	1,450,381	4,891	1,455,272
State and municipal obligations	—	9,155	—	9,155
U.S. government and agency obligations	2,062,931	—	—	2,062,931
Total Available-for-Sale securities	2,062,931	6,291,441	14,544	8,368,916
Equity derivative contracts	—	8,786	—	8,786
Total assets at fair value	$2,062,931	$7,459,697	$14,544	$9,537,172

Liabilities
Stock market certificate embedded derivatives	$—	$3,572	$—	$3,572
Equity derivative contracts	8	6,641	—	6,649
Total liabilities at fair value	$8	$10,213	$—	$10,221

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance at January 1, 2023	$9,653	$4,891	$14,544
Total gains (losses) included in:
Net income	148	183	331	(1)
Other comprehensive income (loss)	234	(74)	160
Purchases	15,851	—	15,851
Settlements	(8,032)	(5,000)	(13,032)
Balance at December 31, 2023	$17,854	$—	$17,854

Changes in unrealized gains (losses) in net income relating to assets held at December 31, 2023	$106	$—	$106	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at December 31, 2023	$182	$—	$182

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in thousands)
Balance at January 1, 2022	$6,004	$—	$4,891	$10,895
Total gains (losses) included in:
Net income	45	—	38	83	(1)
Other comprehensive income (loss)	(214)	(504)	(193)	(911)
Purchases	9,818	99,956	17,582	127,356
Settlements	(6,000)	—	—	(6,000)
Transfers out of Level 3	—	(99,452)	(17,427)	(116,879)
Balance at December 31, 2022	$9,653	$—	$4,891	$14,544

Changes in unrealized gains (losses) in net income relating to assets held at December 31, 2022	$45	$—	$38	$83	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at December 31, 2022	$(212)	$—	$(38)	$(250)

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)

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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets:

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$17,851	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%	–	1.1%	1.0%

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$9,650	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1%	–	1.1%	1.1%
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

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
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
Derivatives
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both December 31, 2023 and 2022. See Note 9 and Note 10 for further information on the credit risk of derivative instruments and related collateral.
Liabilities
Stock Market Certificate Embedded Derivatives
ACC uses Black-Scholes models to determine the fair value of the embedded derivative liability associated with the provisions of its SMC. The inputs to these calculations are primarily market observable and include interest rates, volatilities and equity index levels. As a result, these measurements are classified as Level 2.
Derivatives
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both December 31, 2023 and 2022. See Note 9 and Note 10 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
During the reporting periods, there were no material assets or liabilities measured at fair value on a nonrecurring basis.

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	December 31, 2023
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$86,697	$—	$80,832	$4,899	$85,731
Commercial mortgage loans	96,571	—	—	93,119	93,119
Certificate loans	34	—	34	—	34
Financial Liabilities
Certificate reserves	$13,461,374	$—	$—	$13,420,205	$13,420,205

	December 31, 2022
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$102,330	$—	$96,552	$3,024	$99,576
Commercial mortgage loans	102,163	—	—	95,676	95,676
Certificate loans	72	—	72	—	72
Financial Liabilities
Certificate reserves	$9,309,833	$—	$—	9,253,304	$9,253,304
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	December 31, 2023
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$17,255	$—	$17,255	$(11,480)	$(4,903)	$872
Total	$17,255	$—	$17,255	$(11,480)	$(4,903)	$872

	December 31, 2022
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$8,786	$—	$8,786	$(6,641)	$(1,893)	$252
Total	$8,786	$—	$8,786	$(6,641)	$(1,893)	$252
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	December 31, 2023
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$11,480	$—	$11,480	$(11,480)	$—	$—
Exchange-traded	16	—	16	—	—	16
Total	$11,496	$—	$11,496	$(11,480)	$—	$16

	December 31, 2022
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$6,641	$—	$6,641	$(6,641)	$—	$—
Exchange-traded	8	—	8	—	—	8
Total	$6,649	$—	$6,649	$(6,641)	$—	$8
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
ACC uses derivatives as economic hedges of equity risk related to SMC. ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	December 31, 2023			December 31, 2022
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Equity contracts (1)	$219,404	$17,255	$11,496	$283,681	$8,786	$6,649
Embedded derivatives
Stock market certificates (2)	N/A	—	9,300	N/A	—	3,572
Total derivatives	$219,404	$17,255	$20,796	$283,681	$8,786	$10,221
N/A Not applicable
(1) The gross fair value of equity contracts is included in Derivative assets and Derivative liabilities.
(2) The gross fair value of SMC embedded derivatives is included in Certificate reserves.
See Note 8 for additional information regarding ACC’s fair value measurement of derivative instruments.

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
As of December 31, 2023 and 2022, investment securities with a fair value of $446 thousand and $182 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Years Ended December 31,
		2023	2022	2021
		(in thousands)
Equity contracts
Stock market certificates	Net provision for certificate reserves	$4,324	$(580)	$1,403
Stock market certificates embedded derivatives	Net provision for certificate reserves	(5,046)	439	(1,173)
Total		$(722)	$(141)	$230
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
11. Income Taxes
The components of income tax provision were as follows:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Current income tax
Federal	$24,615	$16,874	$5,738
State and local	3,952	3,089	617
Total current income tax	28,567	19,963	6,355
Deferred income tax
Federal	4,027	(778)	1,397
State and local	754	(149)	260
Total deferred income tax	4,781	(927)	1,657
Total income tax provision	$33,348	$19,036	$8,012

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 21% were as follows:

	Years Ended December 31,
	2023	2022	2021
Tax at U.S. statutory rate	21.0%	21.0%	21.0%
Changes in taxes resulting from:
State income tax, net	2.7	3.0	2.1
Other	0.9	0.8	1.0
Income tax provision	24.6%	24.8%	24.1%
Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. Deferred income tax assets and liabilities are measured at the statutory rate of 21% as of both December 31, 2023 and 2022. The significant components of ACC’s deferred income tax assets, which are included in Other Assets: Deferred taxes, net, were as follows:

	December 31,
	2023	2022 (1)
	(in thousands)
Deferred income tax assets
Investments including net unrealized on Available-for-Sale securities	$11,177	$35,126
Certificate reserves	8,423	2,766
Total deferred income tax assets	$19,600	$37,892
(1) Prior period amounts have been reclassified to conform to current year presentation which relates to presenting investments inclusive of net unrealized on Available-for-Sale securities.
Based on analysis of ACC’s tax position, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of both December 31, 2023 and 2022.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	2023	2022	2021
	(in thousands)
Balance at January 1	$4,342	$3,826	$3,531
Additions for tax positions related to the current year	1,179	586	316
Additions for tax positions of prior years	230	—	82
Reductions for tax positions of prior years	—	(33)	—
Reductions due to lapse of statutes of limitations	(229)	(37)	(103)
Balance at December 31	$5,522	$4,342	$3,826
If recognized, approximately $4.4 million, $3.4 million and $3.0 million, net of federal tax benefits, of unrecognized tax benefits as of December 31, 2023, 2022 and 2021, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. ACC estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $1.4 million in the next 12 months primarily due to state statutes of limitations expirations.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized a net increase of $249 thousand, $163 thousand and $102 thousand in interest and penalties for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, ACC had a payable of $1 million and $778 thousand, respectively, related to accrued interest and penalties.
ACC files income tax returns as part of its inclusion in the consolidated federal income tax return of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. As of December 31, 2023, the federal statutes of limitations are closed on years through 2018. A previously open item for 2014 and 2015 was resolved in the second quarter of 2023. Also in the second quarter of 2023, the Internal Revenue Service (“IRS”) audit for tax years 2016 through 2018 was finalized. The IRS is currently auditing Ameriprise Financial’s U.S. income tax returns for 2019 and 2020. The state income tax returns of Ameriprise Financial and its subsidiaries, including ACC, are currently under examination by various jurisdictions for years ranging from 2017 through 2021.

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
12. Commitments and Contingencies
Commitments
ACC’s commercial mortgage loan funding commitments were $2.6 million and $1.1 million as of December 31, 2023 and 2022, respectively.
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

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers
December 31, 2023

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CASH EQUIVALENTS
CERTIFICATE OF DEPOSITS
CANADIAN IMPERIAL BANK OF COMMERCE	1/2/2024	5.310%	$100,000	$100,000	$100,000
TOTAL CERTIFICATE OF DEPOSITS				100,000	100,000

GOVERNMENT BOND
FEDERAL AGRICULTURAL MORTGAGE CORPORATION	1/2/2024	—	1,200	1,200	1,200
FEDERAL HOME LOAN BANKS	1/2/2024	—	47,250	47,243	47,243
TOTAL GOVERNMENT BOND				48,443	48,443

COMMERCIAL PAPER
CENTERPOINT ENERGY INC	1/2/2024	—	67,890	67,880	67,880
DNB BANK ASA	1/4/2024	—	100,000	99,950	99,950
DOMINION ENERGY INC	1/4/2024	—	25,000	24,987	24,987
DUKE ENERGY CORPORATION	1/2/2024	—	31,000	30,994	30,994
DUKE ENERGY CORPORATION	1/3/2024	—	2,000	1,999	1,999
EVERSOURCE ENERGY	1/3/2024	—	35,000	34,989	34,989
FISERV INC	1/4/2024	—	25,000	24,987	24,987
KINDER MORGAN INC	1/2/2024	—	99,000	98,985	98,985
REPUBLIC SERVICES INC	1/4/2024	—	65,000	64,966	64,966
SOUTHERN COMPANY (THE)	1/3/2024	—	35,000	34,987	34,987
SYSCO CORPORATION	1/4/2024	—	10,000	9,994	9,994
EMERA INCORPORATED	1/29/2024	—	106,000	105,524	105,524
WILLIAMS COMPANIES INC	1/4/2024	—	65,000	64,965	64,965
WEC ENERGY GROUP INC	1/3/2024	—	80,500	80,471	80,471
TOTAL COMMERCIAL PAPER				745,678	745,678
TOTAL CASH EQUIVALENTS				894,121	894,121

EQUITY SECURITIES
CONGLOMERATES/DIVERSIFIED MFG
FLINT GROUP PACKAGING INKS NORTH AMERICA HOLDINGS LLC			120	—	—
TOTAL CONGLOMERATES/DIVERSIFIED MFG				—	—
TOTAL EQUITY SECURITIES				—	—

FIXED MATURITIES
U.S. GOVERNMENT AND AGENCY OBLIGATIONS
UNITED STATES TREASURY BILL	4/18/2024	—	105,000	103,519	103,385
UNITED STATES TREASURY BILL	6/27/2024	—	115,000	112,098	112,149
UNITED STATES TREASURY BILL	2/22/2024	—	118,000	117,160	117,121
UNITED STATES TREASURY BILL	6/20/2024	—	115,000	112,180	112,260
UNITED STATES TREASURY BILL	1/25/2024	—	110,000	109,654	109,629
UNITED STATES TREASURY BILL	5/16/2024	—	105,000	103,039	102,991
UNITED STATES TREASURY BILL	6/13/2024	—	100,000	97,619	97,720
UNITED STATES TREASURY BILL	1/4/2024	—	100,000	99,954	99,971
UNITED STATES TREASURY BILL	1/11/2024	—	100,000	99,847	99,870
UNITED STATES TREASURY BILL	2/8/2024	—	100,000	99,435	99,459
UNITED STATES TREASURY BILL	3/7/2024	—	100,000	99,001	99,063
UNITED STATES TREASURY BILL	3/14/2024	—	35,000	34,622	34,637
UNITED STATES TREASURY BILL	3/28/2024	—	100,000	98,683	98,760
UNITED STATES TREASURY BILL	4/4/2024	—	100,000	98,579	98,660

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

UNITED STATES TREASURY BILL	4/11/2024	—	100,000	98,479	98,565
UNITED STATES TREASURY BILL	4/25/2024	—	100,000	98,269	98,361
UNITED STATES TREASURY BILL	5/9/2024	—	100,000	98,094	98,176
UNITED STATES TREASURY BILL	5/23/2024	—	100,000	97,903	97,990
UNITED STATES TREASURY BILL	5/30/2024	—	100,000	97,797	97,912
UNITED STATES TREASURY BILL	6/6/2024	—	100,000	97,720	97,813
UNITED STATES TREASURY BILL	3/21/2024	—	105,000	103,875	103,805
UNITED STATES TREASURY BOND	1/31/2024	2.250	100,000	99,794	99,738
UNITED STATES TREASURY BOND	2/29/2024	2.125	100,000	99,551	99,465
UNITED STATES TREASURY BOND	1/15/2024	0.125	100,000	99,821	99,867
UNITED STATES TREASURY BOND	2/15/2024	0.125	100,000	99,431	99,367
UNITED STATES TREASURY BOND	3/15/2024	0.250	65,000	64,403	64,350
UNITED STATES TREASURY BOND	4/30/2024	2.500	100,000	99,113	99,059
UNITED STATES TREASURY BOND	11/15/2028	5.250	200	205	212
UNITED STATES TREASURY BOND	8/15/2024	2.375	56	56	55
TOTAL U. S. GOVERNMENT AND AGENCY OBLIGATIONS				2,639,901	2,640,410

STATE AND MUNICIPAL OBLIGATIONS
DALLAS FORT WORTH TEXAS INTL AIRPORT	11/1/2024	1.229	250	250	242
DALLAS FORT WORTH TEXAS INTL AIRPORT	11/1/2025	1.329	1,000	1,000	941
TOTAL STATE AND MUNICIPAL OBLIGATIONS				1,250	1,183

RESIDENTIAL MORTGAGE BACKED SECURITIES
AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES
FANNIE MAE 06-36 GF	5/25/2036	5.752	2,000	2,008	1,971
FANNIE MAE 07-46 FB	5/25/2037	5.822	564	566	553
FANNIE MAE 09-107 FL	2/25/2038	4.192	1,172	1,177	1,161
FANNIE MAE 13-2 KF	1/25/2037	5.632	2,986	2,980	2,905
FANNIE MAE 4915	2/1/2038	5.000	8,421	8,424	8,469
FANNIE MAE AF-2015-22C	4/25/2045	5.795	5,344	5,324	5,214
FANNIE MAE AF-2015-42	6/25/2055	5.775	4,535	4,510	4,476
FANNIE MAE AF-2015-91	12/25/2045	5.815	5,369	5,343	5,279
FANNIE MAE FA-2015-4	2/25/2045	5.795	1,856	1,857	1,809
FANNIE MAE FW-2015-84	11/25/2045	5.795	5,423	5,416	5,292
FANNIE MAE 07-6	2/25/2037	5.902	3,712	3,717	3,643
FANNIE MAE 09-101	12/25/2039	6.292	4,500	4,563	4,520
FANNIE MAE 12-133	4/25/2042	5.702	2,642	2,634	2,553
FANNIE MAE 16-2	2/25/2056	5.925	1,640	1,638	1,645
FANNIE MAE 22-33	9/25/2038	5.737	18,439	18,439	17,925
FANNIE MAE 22-43 FB	7/25/2052	5.937	34,462	34,514	33,797
FANNIE MAE 22-66	10/25/2052	5.887	21,862	21,884	21,116
FANNIE MAE 23-36	8/25/2053	6.187	24,503	24,503	24,503
FANNIE MAE 303970	9/1/2024	6.000	—	—	—
FANNIE MAE 4915	6/1/2031	5.590	79	78	79
FANNIE MAE 725558	6/1/2034	5.335	27	27	27
FANNIE MAE 725694	7/1/2034	5.237	57	56	56
FANNIE MAE 725719	7/1/2033	5.426	84	84	84
FANNIE MAE 735034	10/1/2034	5.771	1,097	1,146	1,116
FANNIE MAE 735702	7/1/2035	5.646	734	752	752
FANNIE MAE 794787	10/1/2034	5.795	25	25	25

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE 799733	11/1/2034	5.793	93	94	92
FANNIE MAE 801337	9/1/2034	7.343	626	654	633
FANNIE MAE 801917	10/1/2034	6.070	147	147	146
FANNIE MAE 804561	9/1/2034	6.074	141	141	142
FANNIE MAE 807219	1/1/2035	5.848	260	261	261
FANNIE MAE 809532	2/1/2035	4.152	129	130	132
FANNIE MAE 834552	8/1/2035	6.114	63	63	64
FANNIE MAE 889485	6/1/2036	5.796	888	901	911
FANNIE MAE 922674	4/1/2036	5.253	337	344	347
FANNIE MAE 968438	1/1/2038	5.905	175	183	174
FANNIE MAE 995123	8/1/2037	6.265	25	26	26
FANNIE MAE 995548	9/1/2035	5.494	477	486	487
FANNIE MAE 995604	11/1/2035	5.715	1,023	1,072	1,047
FANNIE MAE 995614	8/1/2037	6.726	117	123	117
FANNIE MAE AB5230	5/1/2027	2.500	1,397	1,407	1,348
FANNIE MAE AD0901	4/1/2040	4.933	703	744	722
FANNIE MAE AE0559	12/1/2034	5.576	1,113	1,160	1,137
FANNIE MAE AE0566	8/1/2035	5.511	900	939	923
FANNIE MAE AF-2016-11	3/25/2046	5.945	2,382	2,376	2,360
FANNIE MAE AF-2016-87	11/25/2046	5.845	3,469	3,465	3,436
FANNIE MAE AF-2016-88	12/25/2046	5.885	2,748	2,748	2,721
FANNIE MAE AF-2018-87	12/25/2048	5.745	9,570	9,527	9,429
FANNIE MAE AF-204620	11/15/2042	5.658	2,806	2,799	2,769
FANNIE MAE AL1037	1/1/2037	5.315	1,043	1,100	1,067
FANNIE MAE AL2269	10/1/2040	5.758	868	920	896
FANNIE MAE AL3935	9/1/2037	5.720	2,432	2,553	2,487
FANNIE MAE AL3961	2/1/2039	4.694	750	788	749
FANNIE MAE AL4100	9/1/2036	5.663	1,670	1,750	1,708
FANNIE MAE AL4110	3/1/2037	5.618	1,341	1,402	1,370
FANNIE MAE AL4114	2/1/2039	5.546	1,171	1,238	1,211
FANNIE MAE AO8746	8/1/2027	2.500	2,741	2,778	2,642
FANNIE MAE ARM 190726	3/1/2033	7.237	15	15	15
FANNIE MAE ARM 249907	2/1/2024	4.750	—	—	—
FANNIE MAE ARM 545786	6/1/2032	5.290	130	130	130
FANNIE MAE ARM 620293	1/1/2032	6.400	21	21	21
FANNIE MAE ARM 651629	8/1/2032	5.935	2	2	2
FANNIE MAE ARM 655646	8/1/2032	5.965	61	61	60
FANNIE MAE ARM 655798	8/1/2032	5.854	143	143	142
FANNIE MAE ARM 661349	9/1/2032	6.270	62	62	62
FANNIE MAE ARM 661744	10/1/2032	6.062	91	91	92
FANNIE MAE ARM 664750	10/1/2032	5.863	51	51	51
FANNIE MAE ARM 670731	11/1/2032	5.540	45	45	44
FANNIE MAE ARM 670779	11/1/2032	5.435	202	202	200
FANNIE MAE ARM 670890	12/1/2032	5.665	66	66	66
FANNIE MAE ARM 670912	12/1/2032	5.665	28	28	27
FANNIE MAE ARM 670947	12/1/2032	5.665	119	119	117
FANNIE MAE ARM 722779	9/1/2033	4.788	47	47	47
FANNIE MAE ARM 733525	8/1/2033	5.750	203	196	205
FANNIE MAE ARM 739194	9/1/2033	5.828	148	148	150
FANNIE MAE ARM 743256	10/1/2033	5.859	49	49	50

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE ARM 743856	11/1/2033	6.226	27	27	27
FANNIE MAE ARM 758873	12/1/2033	5.911	42	42	43
FANNIE MAE AS4507	2/1/2030	3.000	3,381	3,452	3,255
FANNIE MAE AS4878	4/1/2030	3.000	4,377	4,470	4,214
FANNIE MAE BE5622	1/1/2032	2.500	9,627	9,681	9,066
FANNIE MAE BK0933	7/1/2033	3.500	3,362	3,395	3,301
FANNIE MAE BT1939	2/1/2037	2.000	8,309	8,245	7,447
FANNIE MAE CA1265	2/1/2033	3.000	7,669	7,633	7,321
FANNIE MAE CA2283	8/1/2033	3.500	3,634	3,628	3,567
FANNIE MAE DF-2015-38	6/25/2055	5.755	7,585	7,535	7,490
FANNIE MAE DF-2017-16	3/25/2047	5.865	1,727	1,734	1,707
FANNIE MAE F-2019-31	7/25/2049	5.902	17,847	17,838	17,355
FANNIE MAE FA-2013-1	2/25/2043	5.802	3,890	3,903	3,776
FANNIE MAE FA-2015-55	8/25/2055	5.795	3,238	3,225	3,225
FANNIE MAE FA-204624	12/15/2038	5.668	8,554	8,527	8,447
FANNIE MAE FC-2017-51	7/25/2047	5.802	14,664	14,708	14,191
FANNIE MAE FC-2018-73	10/25/2048	5.752	18,588	18,539	17,997
FANNIE MAE FC-2019-76	12/25/2049	5.952	8,976	8,974	8,783
FANNIE MAE FK-2010-123	11/25/2040	5.902	4,284	4,321	4,197
FANNIE MAE FL-2017-4	2/25/2047	5.895	3,832	3,832	3,796
FANNIE MAE FM9247	11/1/2036	2.000	6,531	6,687	5,853
FANNIE MAE FS2940	9/1/2037	4.500	12,304	12,021	12,243
FANNIE MAE FT-2016-84	11/25/2046	5.952	5,716	5,769	5,572
FANNIE MAE GF-204639	3/15/2036	5.157	8,203	8,178	8,104
FANNIE MAE HYBRID ARM 566074	5/1/2031	5.334	134	134	133
FANNIE MAE KF-2015-27	5/25/2045	5.752	4,335	4,324	4,274
FANNIE MAE MA1144	8/1/2027	2.500	1,284	1,302	1,236
FANNIE MAE MA3391	6/1/2033	3.000	4,616	4,576	4,395
FANNIE MAE MA4697	8/1/2042	4.000	17,679	17,716	16,979
FANNIE MAE WF-2016-68	10/25/2046	5.895	1,953	1,955	1,935
FANNIE MAE_15-50	7/25/2045	5.795	7,931	7,921	7,846
FANNIE MAE_15-93	8/25/2045	5.802	1,745	1,741	1,713
FANNIE MAE_16-11	3/25/2046	5.995	3,374	3,376	3,354
FANNIE MAE_17-8	2/25/2047	5.852	27,963	27,963	27,432
FANNIE MAE_22-37	7/25/2052	5.737	38,732	38,699	38,017
FANNIE MAE_22-44	7/25/2052	5.737	15,393	15,367	14,951
FANNIE MAE_23-19	5/25/2053	5.987	58,048	58,048	57,542
FANNIE MAE_CF-2019-33	7/25/2049	5.922	10,538	10,558	10,243
FANNIE MAE_FA-2020-47	7/25/2050	5.852	25,891	25,891	25,096
FANNIE MAE_YF-204979	6/25/2050	5.902	17,762	17,778	17,174
FREDDIE MAC 1H2520	6/1/2035	5.503	996	1,047	1,015
FREDDIE MAC 1N1474	5/1/2037	7.885	28	29	28
FREDDIE MAC 1Q1515	11/1/2038	5.144	4,189	4,405	4,289
FREDDIE MAC 1Q1540	6/1/2040	4.640	1,722	1,831	1,762
FREDDIE MAC 1Q1548	8/1/2038	4.776	1,649	1,728	1,684
FREDDIE MAC 1Q1572	5/1/2038	4.654	3,133	3,291	3,199
FREDDIE MAC 2A-AOT-76	10/25/2037	2.335	3,271	3,323	2,830
FREDDIE MAC 4159 FD	1/15/2043	5.803	2,737	2,746	2,702
FREDDIE MAC 4248	5/15/2041	5.903	4,594	4,601	4,538
FREDDIE MAC 4363 2014 FA	9/15/2041	5.013	1,213	1,215	1,192

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FREDDIE MAC 4448	5/15/2040	5.538	3,012	2,995	2,964
FREDDIE MAC 4981	6/25/2050	5.852	34,506	34,719	33,487
FREDDIE MAC 5258	8/25/2052	5.837	45,220	45,220	44,377
FREDDIE MAC 781884	8/1/2034	6.250	145	146	146
FREDDIE MAC 845733	4/1/2024	4.625	1	1	1
FREDDIE MAC 848416	2/1/2041	4.251	2,170	2,261	2,220
FREDDIE MAC 848530	9/1/2039	5.321	960	1,011	984
FREDDIE MAC 848922	4/1/2037	5.326	1,361	1,439	1,392
FREDDIE MAC 849281	8/1/2037	5.731	1,639	1,734	1,671
FREDDIE MAC AF-204559	3/15/2042	5.718	3,612	3,596	3,571
FREDDIE MAC AF-204615	10/15/2038	5.223	1,797	1,791	1,780
FREDDIE MAC AF-204774	7/15/2042	5.518	3,190	3,185	3,164
FREDDIE MAC ARM 780514	5/1/2033	4.966	53	54	53
FREDDIE MAC ARM 780845	9/1/2033	6.296	37	36	37
FREDDIE MAC ARM 780903	9/1/2033	6.308	35	34	35
FREDDIE MAC F2-20350	9/15/2040	5.003	9,957	9,944	9,728
FREDDIE MAC F4-20328	2/15/2038	4.969	2,126	2,127	2,094
FREDDIE MAC FA-204547	9/15/2040	5.133	2,685	2,680	2,618
FREDDIE MAC FA-204822	5/15/2035	5.703	24,077	24,075	23,637
FREDDIE MAC FA-5362	12/25/2053	6.557	64,220	64,220	64,780
FREDDIE MAC FB-204495	11/15/2038	5.568	4,167	4,146	4,125
FREDDIE MAC FB-5368	12/25/2053	6.787	49,525	49,511	49,868
FREDDIE MAC FB-5369	1/25/2054	6.537	100,000	100,062	100,063
FREDDIE MAC FD-203928	9/15/2041	5.873	11,631	11,711	11,457
FREDDIE MAC FD-204301	7/15/2037	5.853	3,912	3,935	3,859
FREDDIE MAC FD-5359	11/25/2053	6.837	48,835	48,835	50,011
FREDDIE MAC FD-5369	1/25/2054	6.237	50,000	50,000	50,000
FREDDIE MAC FE-5351	10/25/2053	6.537	49,726	49,726	50,686
FREDDIE MAC FL-204523	8/15/2038	5.568	2,867	2,848	2,785
FREDDIE MAC FR Q00885	9/1/2037	4.000	16,303	16,032	16,045
FREDDIE MAC FR SB8216	3/1/2038	4.500	8,787	8,680	8,739
FREDDIE MAC G16485	5/1/2033	3.000	5,560	5,526	5,301
FREDDIE MAC GF-204367	3/15/2037	5.012	5,581	5,570	5,495
FREDDIE MAC J32518	8/1/2030	3.000	3,693	3,779	3,560
FREDDIE MAC KF-204560	7/15/2040	5.768	4,376	4,366	4,287
FREDDIE MAC LF-204475	4/15/2040	5.528	1,006	1,004	971
FREDDIE MAC SB0752	10/1/2037	4.500	12,431	12,181	12,412
FREDDIE MAC SB8155	5/1/2037	3.000	27,639	26,873	26,059
FREDDIE MAC SB8191	10/1/2037	4.500	32,142	31,464	32,002
FREDDIE MAC SB8197	12/1/2037	4.000	30,060	29,490	29,488
FREDDIE MAC STRIP FHS_402	9/25/2053	6.437	33,960	33,955	34,343
FREDDIE MAC WF-204491	8/15/2039	5.538	1,853	1,850	1,824
FREDDIE MAC WF-204681	8/15/2033	5.568	10,945	10,932	10,763
FREDDIE MAC WF-204697	6/15/2038	5.063	7,318	7,314	7,192
FREDDIE MAC WF-204730	8/15/2038	5.568	14,956	14,879	14,692
FREDDIE MAC_22-5278	11/25/2052	6.137	77,924	77,924	75,657

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FREDDIE MAC_4595	10/15/2037	4.676	2,594	2,594	2,568
FREDDIE MAC_5080	3/25/2051	4.500	14,809	14,809	13,681
FREDDIE MAC_JF-204981	6/25/2050	5.852	14,482	14,482	14,132
GINNIE MAE 22-137	8/20/2052	5.788	22,790	22,777	22,219
GINNIE MAE 22-168	9/20/2052	5.838	69,316	69,316	67,179
GINNIE MAE 18-168	12/20/2048	5.872	12,087	12,089	11,740
GINNIE MAE 18-66	5/20/2048	5.722	3,172	3,172	3,095
GINNIE MAE 19-143	11/20/2049	5.922	11,542	11,581	11,257
GINNIE MAE 22-18	1/20/2052	5.538	21,822	21,785	20,688
GINNIE MAE 22-197	11/20/2052	6.038	30,300	30,300	30,042
GINNIE MAE 22-207	12/20/2052	5.858	52,248	52,248	51,581
GINNIE MAE 22-213	12/20/2052	5.858	65,543	65,543	64,843
GINNIE MAE 22-99	6/20/2052	5.888	37,397	37,440	36,195
GINNIE MAE AF-2014-129	10/20/2041	3.582	2,037	2,035	1,961
GINNIE MAE AF-2014-94	11/20/2041	5.907	1,431	1,433	1,363
GINNIE MAE AF-2015-18	2/20/2040	3.659	3,638	3,642	3,537
GINNIE MAE AF-2020-36	3/20/2050	5.922	24,560	24,595	23,898
GINNIE MAE FA-2014-43	3/20/2044	5.872	5,954	5,959	5,827
GINNIE MAE FA-2016-115	8/20/2046	5.872	12,876	12,946	12,535
GINNIE MAE FB-2013-151	2/20/2040	5.822	7,001	7,031	6,870
GINNIE MAE FC-2009-8	2/16/2039	6.373	5,355	5,484	5,408
GINNIE MAE FC-2018-67	5/20/2048	5.772	4,072	4,075	3,931
GINNIE MAE II 082431	12/20/2039	2.750	1,354	1,403	1,340
GINNIE MAE II 082464	1/20/2040	3.625	492	526	493
GINNIE MAE II 082497	3/20/2040	3.625	965	1,019	975
GINNIE MAE II 082573	7/20/2040	3.625	1,412	1,458	1,403
GINNIE MAE II 082581	7/20/2040	3.625	1,824	1,945	1,813
GINNIE MAE II 082602	8/20/2040	3.625	3,301	3,523	3,295
GINNIE MAE II 082710	1/20/2041	3.625	976	1,012	988
GINNIE MAE II 082794	4/20/2041	3.875	1,728	1,835	1,728
GINNIE MAE II ARM 8638	6/20/2025	3.875	7	7	7
GINNIE MAE LF-2015-82	4/20/2041	3.515	2,199	2,199	2,123
GINNIE MAE MF-2016-108	8/20/2046	5.757	484	482	466
GINNIE MAE_22-197	11/20/2052	6.038	69,713	69,595	69,586
GINNIE MAE_23-111	8/20/2053	6.138	48,837	48,866	48,837
GINNIE MAE_23-115	8/20/2053	6.238	32,592	32,592	32,732
GINNIE MAE_23-115	6/20/2053	6.338	75,484	75,484	76,089
GINNIE MAE_23-136	9/20/2053	6.338	49,658	49,658	50,078
GINNIE MAE_23-149	9/20/2063	6.388	50,785	50,785	51,186
GINNIE MAE_23-151	10/20/2053	6.388	54,777	54,777	55,213
GINNIE MAE_23-152	10/20/2053	6.588	49,889	49,889	50,664
GINNIE MAE_23-184	12/20/2053	5.838	50,285	49,437	49,496
GINNIE MAE_23-19	2/20/2053	5.988	94,056	94,054	93,392
GINNIE MAE_23-20	2/20/2053	5.838	38,227	38,167	37,786
GINNIE MAE_23-20	2/20/2053	5.838	109,878	109,862	108,633

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

GINNIE MAE_23-21	2/20/2053	5.988	13,399	13,399	13,305
GINNIE MAE_23-54	4/20/2053	5.938	44,167	44,167	43,891
GINNIE MAE_23-56	4/20/2053	5.938	43,941	43,941	43,709
GINNIE MAE_23-68	5/20/2053	5.888	97,579	97,607	96,620
GINNIE MAE_23-7	1/20/2053	5.938	89,552	89,595	88,862
GINNIE MAE_23-7	1/20/2053	5.938	54,523	54,565	54,183
GINNIE MAE_23-82	6/20/2053	6.088	50,839	50,839	50,652
GINNIE MAE_23-83	6/20/2053	6.238	87,128	85,695	86,574
TOTAL AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				3,080,969	3,049,633

NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES
A&D MTG TR ADMT_23-NQM4	9/25/2068	7.472	49,200	49,185	50,323
APS RESECURITIZATION TRUST APS_16-3	11/27/2066	7.720	3,735	3,730	5,588
APS RESECURITIZATION TRUST APS_16-3	11/27/2046	7.720	3,667	3,661	5,438
A&D MTG TR ADMT_23-NQM3	7/25/2068	6.733	14,476	14,470	14,562
A&D MTG TR ADMT_23-NQM5	11/25/2068	7.049	39,695	39,694	40,322
ADJUSTABLE RATE MORTGAGE TRUST ARMT_04-2	2/25/2035	5.517	45	45	44
ANGEL OAK MORTGAGE TRUST AOMT_22-1	12/25/2066	2.881	25,934	25,927	23,145
ANGEL OAK MORTGAGE TRUST AOMT_20-5	5/25/2065	1.373	3,998	3,996	3,598
ANGEL OAK MORTGAGE TRUST AOMT_20-2	1/26/2065	2.531	1,494	1,507	1,362
ANGEL OAK MORTGAGE TRUST AOMT_20-3	4/25/2065	1.691	3,727	3,725	3,436
ANGEL OAK MORTGAGE TRUST AOMT_21-8	11/25/2066	1.820	10,360	10,358	8,748
ARROYO MORTGAGE TRUST ARRW_19-1	1/25/2049	3.805	4,845	4,839	4,554
ARROYO MORTGAGE TRUST ARRW_19-3	10/25/2048	2.962	3,283	3,280	2,975
BANK OF AMERICA MORTGAGE SECURITIES BOAMS_04-E	6/25/2034	4.999	571	568	542
BRAVO RESIDENTIAL FUNDING TRUST BRAVO_20-RPL1	5/26/2059	2.500	9,240	9,328	8,812
BRAVO RESIDENTIAL FUNDING TRUST BRAVO_22-NQM1	9/25/2061	3.626	18,045	18,025	16,960
BUNKER HILL LOAN DEPOSITARY TRUST BHLD_19-2	7/25/2049	2.879	5,011	5,007	4,760
BUNKER HILL LOAN DEPOSITARY TRUST BHLD_19-3	11/25/2059	3.724	1,676	1,674	1,631
CHNGE MORTGAGE TRUST CHNGE_23-1	3/25/2058	7.065	18,884	18,854	19,165
CREDIT SUISSE MORTGAGE TRUST CSMC_19-AFC1	7/25/2049	2.573	5,932	5,927	5,524
COLT MORTGAGE LOAN TRUST COLT_23-2	7/25/2068	6.596	23,696	23,680	23,976
CREDIT SUISSE MORTGAGE TRUST CSMC_17-FHA1	4/25/2047	3.250	8,875	8,940	7,987
CREDIT SUISSE MORTGAGE TRUST CSMC_17-RPL3	8/1/2057	4.000	15,349	15,781	14,255
CREDIT SUISSE MORTGAGE TRUST CSMC_19-NQM1	10/25/2059	3.656	906	904	880
COLT FUNDING LLC COLT_20-2R	10/26/2065	1.325	5,423	5,421	4,807
COLT FUNDING LLC COLT_21-6	12/25/2066	1.907	18,783	18,779	16,146
CREDIT SUISSE MORTGAGE TRUST CSMC_21-NQM8	10/25/2066	1.841	23,177	23,174	19,846
CREDIT SUISSE MORTGAGE TRUST CSMC_22-ATH1	1/25/2067	2.870	13,344	13,339	12,224
CREDIT SUISSE MORTGAGE TRUST CSMC_22-ATH2	5/25/2067	4.547	17,439	17,435	16,770
COUNTRYWIDE HOME LOANS CWHL_03-46	1/19/2034	5.560	680	687	636
CENTEX HOME EQUITY CXHE_03-A	12/25/2031	4.250	115	115	115
CHASE MORTGAGE FINANCE CORPORATION CHASE_07-A1	2/25/2037	5.342	711	705	688
CHNGE MORTGAGE TRUST CHNGE_23-2	6/25/2058	6.525	42,622	42,582	42,895
CHNGE MORTGAGE TRUST CHNGE_23-3	7/25/2058	7.100	22,845	22,822	23,231
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_15-RP2 15-PS1	9/25/2042	3.750	1,096	1,103	1,027
COLT MORTGAGE LOAN TRUST COLT_22-2	2/25/2067	2.994	12,506	12,504	11,272
COLT MORTGAGE LOAN TRUST COLT_22-1	12/27/2066	2.284	19,752	19,746	17,552

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CS FIRST BOSTON MORTGAGE SECURITIES CORP. CSFB_04-AR3	4/25/2034	4.858	114	115	106
CROSS MORTGAGE TRUST CROSS_23-H2	11/25/2068	7.135	49,407	49,392	50,327
CREDIT SUISSE MORTGAGE TRUST CSMC_17-RPL1	7/25/2057	2.750	5,982	5,973	5,707
DEEPHAVEN RESIDENTIAL MORTGAGE TRUST DRMT_22-1	1/25/2067	2.205	19,413	19,402	17,015
ELLINGTON FINANCIAL MORTGAGE TRUST EFMT_22-1	1/25/2067	2.206	20,338	20,333	17,195
ELLINGTON FINANCIAL MORTGAGE TRUST EFMT_19-2	11/25/2059	2.739	4,056	4,052	3,798
FIRST HORIZON ALTERNATIVE MORTGAGE SECURITIES 04-AA4	10/25/2034	6.228	126	127	123
GCAT_19-NQM3	11/25/2059	3.686	3,414	3,410	3,215
GCAT_22-HX1	12/27/2066	2.885	16,489	16,485	14,688
GMAC MORTGAGE CORPORATION LOAN TRUST GMACM_04-AR2	8/19/2034	4.623	142	142	126
GMAC MORTGAGE CORPORATION LOAN TRUST GMACM_04-AR2	8/19/2034	4.019	105	105	94
GSR MORTGAGE LOAN TRUST GSR_05-AR1	1/25/2035	6.069	475	477	447
GS MORTGAGE SECURITIES TRUST GSMBS_18-RPL1	10/25/2057	3.750	4,586	4,550	4,424
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-1	4/19/2034	5.761	92	92	87
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-4	6/19/2034	6.207	27	27	25
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-6	8/19/2034	5.170	67	67	63
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-7	11/19/2034	4.844	177	176	163
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-10	1/19/2035	4.862	109	109	101
HOMES_23-NQM2	2/25/2068	6.456	48,819	48,804	49,298
IMPERIAL FUND MORTGAGE TRUST IMPRL_21-NQM4	1/25/2057	2.091	24,970	24,965	21,052
IMPERIAL FUND MORTGAGE TRUST IMPRL_23-NQM1	2/25/2068	5.941	21,392	21,371	21,306
MFA TRUST MFRA_20-NQM3	1/26/2065	1.014	2,035	2,034	1,826
MFA TRUST MFRA_23-NQM4	12/25/2068	6.105	25,000	25,000	25,088
MELLO MORTGAGE CAPITAL ACCEPTANCE MELLO_21-INV3	10/25/2051	2.500	21,310	21,591	17,444
MERRILL LYNCH MORTGAGE INVESTORS TRUST MLMI_03-A5	8/25/2033	5.457	187	187	176
MERRILL LYNCH MORTGAGE INVESTORS TRUST MLCC_04-1	12/25/2034	4.757	78	78	72
MERRILL LYNCH MORTGAGE INVESTORS INC MLMI_05-A1	12/25/2034	5.847	94	94	91
MERRILL LYNCH MORTGAGE INVESTORS INC MLMI_05-A2	2/25/2035	4.340	352	352	329
METLIFE SECURITIZATION TRUST MST_17-1A	4/25/2055	3.000	5,003	5,023	4,680
METLIFE SECURITIZATION TRUST MST_18-1A	3/25/2057	3.750	5,159	5,160	4,908
MILL CITY MORTGAGE TRUST MCMLT_17-2	7/25/2059	2.750	178	178	177
MILL CITY MORTGAGE LOAN TRUST MCMLT_17-3	1/25/2061	2.750	2,611	2,609	2,550
MILL CITY MORTGAGE TRUST MCMLT_18-3	8/25/2058	3.482	2,188	2,210	2,099
MILL CITY MORTGAGE TRUST MCMLT_19-1	10/25/2069	3.250	3,827	3,847	3,665
MILL CITY MORTGAGE TRUST MCMLT_19-GS1	7/25/2059	2.750	4,934	4,939	4,695
MORGAN STANLEY MORTGAGE LOAN TRUST MSM_04-10AR	11/25/2034	5.264	194	195	180
MORGAN STANLEY MORTGAGE LOAN TRUST MSM_04-10AR	11/25/2034	5.947	57	58	54
NATIONSTAR MORTGAGE LOAN TRUST NSMLT_13-A	12/25/2052	3.750	505	512	470
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_19-NQM4	9/25/2059	2.492	1,254	1,253	1,157
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_17-3A	4/25/2057	4.000	7,454	7,639	7,050
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_14-3A	11/25/2054	3.750	1,249	1,269	1,171
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_16-1A	3/25/2056	3.750	3,490	3,583	3,297
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_16-2A	11/26/2035	3.750	2,398	2,443	2,264
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_16-3A	9/25/2056	3.750	6,661	6,847	6,284
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_17-1A	2/25/2057	4.000	5,748	5,862	5,443

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_17-2A	3/25/2057	4.000	7,054	7,237	6,672
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_16-4A	11/25/2056	3.750	7,351	7,548	6,890
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_17-6A	8/27/2057	4.000	5,429	5,543	5,170
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_19-RPL3	7/25/2059	2.750	7,522	7,660	7,077
OBX TRUST OBX_21-INV1	9/25/2051	2.500	19,939	20,174	16,297
OBX TRUST OBX_23-NQM8	9/25/2063	7.045	29,244	29,235	29,786
OBX TRUST OBX_23-NQM10	10/25/2063	6.465	20,624	20,623	20,812
OCEANVIEW MORTGAGE LOAN TRUST OVMLT_20-1	5/28/2050	1.733	2,236	2,234	2,027
PRKCM TRUST PRKCM_23-AFC4	11/25/2058	7.225	24,568	24,557	25,089
PRPM LLC PRPM_23-NQM3	11/25/2068	6.221	22,500	22,500	22,560
PRKCM TRUST PRKCM_23-AFC2	6/25/2058	6.482	45,288	45,244	45,942
RUN_22-NQM1	3/25/2067	4.000	8,628	8,567	8,196
RESIDENTIAL MORTGAGE LOAN TRUST RMLT_19-2	5/25/2059	2.913	492	491	487
RESIDENTIAL MORTGAGE LOAN TRUST RMLT_19-3	9/25/2059	2.633	1,369	1,367	1,331
STARWOOD MORTGAGE RESIDENTIAL TRUST STAR_20-3	4/25/2065	1.486	1,712	1,711	1,590
STARWOOD MORTGAGE RESIDENTIAL TRUST STAR_22-1	12/25/2066	2.447	23,994	23,986	20,680
STRUCTURED ASSET INVESTMENT LOAN TRUST SAIL_03-BC5	6/25/2033	6.145	455	445	455
SASC_03-24A	7/25/2033	7.718	165	168	156
TOWD POINT MORTGAGE TRUST TPMT_17-3	7/25/2057	2.750	1,494	1,492	1,463
TOWD POINT MORTGAGE TRUST TPMT_17-4	6/25/2057	2.750	4,238	4,242	4,045
TOWD POINT MORTGAGE TRUST TPMT_19-HY1	10/25/2048	6.470	1,813	1,817	1,827
UNITED WHOLESALE MORTGAGE LLC UWM _21-INV2	9/25/2051	2.500	21,156	21,487	17,318
VERUS SECURITIZATION TRUST VERUS_19-4	11/25/2059	3.642	1,520	1,518	1,466
VERUS SECURITIZATION TRUST VERUS_19-INV3	11/25/2059	2.692	2,930	2,927	2,818
VERUS SECURITIZATION TRUST VERUS_21-R1	10/25/2063	0.820	5,103	5,101	4,696
VERUS SECURITIZATION TRUST VERUS_21-7	10/25/2066	1.829	14,851	14,848	12,788
VERUS SECURITIZATION TRUST VERUS_22-1	1/25/2067	2.724	16,694	16,690	14,983
VERUS SECURITIZATION TRUST VERUS_23-4	5/25/2068	5.811	26,562	26,543	26,477
VERUS SECURITIZATION TRUST VERUS_23-8	12/25/2068	6.259	25,700	25,700	25,871
VISIO_19-2	11/25/2054	2.722	8,602	8,567	8,100
WAMU MORTGAGE PASS-THROUGH CERTIFICATES 03-AR6	6/25/2033	5.346	232	231	218
WAMU MORTGAGE PASS-THROUGH CERTIFICATES 05-AR4	4/25/2035	3.907	987	983	891
WAMU MORTGAGE PASS-THROUGH CERTIFICATES 04-AR10	7/25/2044	5.551	169	169	156
WAMU MORTGAGE PASS-THROUGH CERTIFICATES 05-AR3	3/25/2035	4.080	357	358	332
WELLS FARGO MORTGAGE BACKED SECURITIES TRUST 04-K	7/25/2034	5.737	253	259	255
TOTAL NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				1,136,876	1,085,247
TOTAL RESIDENTIAL MORTGAGE BACKED SECURITIES				4,217,845	4,134,880

ASSET BACKED SECURITIES
321 HENDERSON RECEIVABLES LLC HENDR_10-3A	12/15/2048	3.820	276	276	274
ACHV ABS TRUST ACHV_23-4CP	11/25/2030	6.810	10,139	10,139	10,146
AFFIRM ASSET SECURITIZATION TRUST AFFRM_22-A	5/17/2027	4.300	18,000	17,859	17,724
AFFIRM ASSET SECURITIZATION TRUST AFFRM_23-B	9/15/2028	6.820	45,000	45,192	45,744
AFFIRM ASSET SECURITIZATION TRUST AFFRM_23-X1	11/15/2028	7.110	38,000	38,000	38,108
ALLY AUTO RECEIVABLES TRUST ALLYA_22-3	6/16/2025	5.290	9,743	9,743	9,737
ALLY AUTO RECEIVABLES TRUST ALLYA_22-3	4/15/2027	5.070	16,800	16,799	16,781

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

AMERICAN CREDIT ACCEPTANCE RECEIVABLES TRUST 22-4	5/13/2026	6.200	2,784	2,784	2,784
AMERICAN CREDIT ACCEPTANCE RECEIVABLES TRUST 23-2	10/13/2026	5.890	15,367	15,367	15,367
AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 22-2	12/18/2025	4.200	8,421	8,420	8,394
APIDOS CLO APID_15-20A	7/16/2031	6.755	19,863	19,863	19,863
APIDOS CLO APID_20-33A	10/24/2034	6.810	22,000	22,000	21,999
BAIN CAPITAL CREDIT CLO BCC_20-5A	1/20/2032	6.897	40,000	40,000	39,998
BALLYROCK LTD BALLY_18-1A	4/20/2031	6.677	33,857	33,857	33,831
BARINGS CLO LTD BABSN_23-1	4/20/2036	7.166	40,000	40,000	40,018
BRAZOS HIGHER EDUCATION AUTHORITY INC BRHEA_10-1	2/25/2035	6.641	13,177	13,107	13,214
BROAD RIVER BSL FUNDING CLO BDRVR_20-1	7/20/2034	6.847	16,000	16,000	15,968
CARLYLE GLOBAL MARKET STRATEGIES CGMS_13-4A	1/15/2031	6.655	18,179	18,179	18,174
CARLYLE GLOBAL MARKET STRATEGIES CGMS_13-3A	10/15/2030	6.755	9,974	9,980	9,974
CARLYLE GLOBAL MARKET STRATEGIES CGMS_14-1A	4/17/2031	6.634	28,553	27,965	28,552
CARMAX AUTO OWNER TRUST CARMX_22-4	12/15/2025	6.238	16,512	16,512	16,524
CARMAX AUTO OWNER TRUST CARMX_23-2	6/15/2026	5.500	31,175	31,174	31,158
CARVANA AUTO RECEIVABLES TRUST CRVNA_23-N4	1/10/2028	6.420	42,476	42,475	42,623
CARVANA AUTO RECEIVABLES TRUST CRVNA_23-P3	11/10/2026	6.090	3,000	3,000	3,003
CIFC FUNDING LTD CIFC_17-1A	4/23/2029	6.684	8,059	7,998	8,058
CITIZENS AUTO RECEIVABLES TRUST CITZN_23-2	10/15/2026	6.090	39,000	38,998	39,140
CITIZENS AUTO RECEIVABLES TRUST CITZN_23-2	10/15/2026	6.068	11,500	11,500	11,500
CNH EQUIPMENT TRUST CNH_23-A	9/15/2026	5.340	32,000	31,999	31,932
COLLEGE LOAN CORPORATION TRUST COLLE_02-2	3/1/2042	3.586	10,000	8,361	9,623
CRB SECURITIZATION TRUST CRB_23-1	10/20/2033	6.960	23,345	23,343	23,612
DLLAA LLC DLLAA_23-1	7/20/2026	5.930	20,000	20,000	20,080
DRYDEN SENIOR LOAN FUND DRSLF_18-55A	4/15/2031	6.675	11,597	11,597	11,587
DT AUTO OWNER TRUST DTAOT_22-3	10/15/2026	6.050	16,128	16,128	16,135
DT AUTO OWNER TRUST DTAOT_23-2	4/15/2027	5.880	24,781	24,781	24,776
DT AUTO OWNER TRUST DTAOT_23-3	8/16/2027	6.290	27,380	27,380	27,539
EDUCATIONAL SERVICES OF AMERICA INC EDUSA_12-2	4/25/2039	6.182	809	808	807
EDUCATIONAL SERVICES OF AMERICA INC EDUSA_14-1	2/25/2039	6.152	3,328	3,298	3,302
EDUCATIONAL SERVICES OF AMERICA INC EDUSA_14-3	2/25/2036	6.052	297	293	293
ELMWOOD CLO 21 LTD ELM21_23-8A	10/20/2036	7.048	50,000	50,000	50,038
ENT AUTO RECEIVABLES TRUST ENT_23-1	8/16/2027	6.220	17,600	17,599	17,660
ENTERPRISE FLEET FINANCING LLC EFF_21-2	5/20/2027	0.480	18,082	17,686	17,694
EXETER AUTOMOBILE RECEIVABLES TRUST EART_22-6	11/17/2025	5.730	1,544	1,544	1,544
EXETER AUTOMOBILE RECEIVABLES TRUST EART_22-6	8/17/2026	5.700	10,000	10,000	9,996
EXETER AUTOMOBILE RECEIVABLES TRUST EART_23-1	6/16/2025	5.610	2,666	2,666	2,666
EXETER AUTOMOBILE RECEIVABLES TRUST EART_23-1	4/15/2026	5.580	6,000	6,000	5,991
EXETER AUTOMOBILE RECEIVABLES TRUST EART_23-2	11/17/2025	5.870	5,174	5,174	5,173
EXETER AUTOMOBILE RECEIVABLES TRUST EART_23-2	8/17/2026	5.600	14,000	14,000	13,982
EXETER AUTOMOBILE RECEIVABLES TRUST EART_23-4	12/15/2025	6.070	8,025	8,025	8,028
EXETER AUTOMOBILE RECEIVABLES TRUST EART_23-4	9/15/2026	6.060	8,800	8,800	8,810
FLAGSHIP CREDIT AUTO TRUST FCAT_22-4	9/15/2026	6.150	25,566	25,565	25,587
FLAGSHIP CREDIT AUTO TRUST FCAT_23-1	12/15/2026	5.380	32,054	32,053	31,988
FLAGSHIP CREDIT AUTO TRUST FCAT_23-2	4/15/2027	5.760	39,602	39,601	39,557

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FLAGSHIP CREDIT AUTO TRUST FCAT_23-3	7/15/2027	5.890	10,000	10,000	10,039
FORD CREDIT AUTO OWNER TRUST FORDO_22-D	8/15/2025	5.370	4,117	4,117	4,118
FORD CREDIT AUTO OWNER TRUST FORDO_22-D	8/15/2025	6.098	8,647	8,647	8,655
FORD CREDIT AUTO OWNER TRUST FORDR_18-1	7/15/2031	3.190	50,613	49,162	49,567
FORD CREDIT AUTO OWNER TRUST FORDR_19-1	7/15/2030	3.520	15,553	15,372	15,546
FORD CREDIT AUTO OWNER TRUST FORDR_20-1	8/15/2031	2.040	71,698	68,484	69,304
FOURSIGHT CAPITAL AUTOMOBILE RECEIVABLES TRUST 23-1	10/15/2026	5.430	8,865	8,865	8,847
FOURSIGHT CAPITAL AUTOMOBILE RECEIVABLES TRUST 23-1	12/15/2027	5.390	13,000	12,999	12,964
FOURSIGHT CAPITAL AUTOMOBILE RECEIVABLES TRUST 23-2	5/15/2028	5.990	14,800	14,799	14,887
GECU AUTO RECEIVABLES TRUST GECU_23-1	3/15/2027	5.950	8,200	8,200	8,199
GLS AUTO RECEIVABLES TRUST GCAR_22-3	5/15/2026	4.590	9,499	9,499	9,464
GLS AUTO RECEIVABLES TRUST GCAR_23-2	1/15/2027	5.700	27,415	27,414	27,345
GLS AUTO RECEIVABLES TRUST GCAR_23-3A	3/15/2027	6.040	15,000	15,000	15,040
GLS AUTO SELECT RECEIVABLES TRUST GSAR_23-2	6/15/2028	6.370	20,750	20,749	20,910
GM FINANCIAL AUTOMOBILE LEASING TRUST GMALT_23-1	6/20/2025	5.270	10,606	10,605	10,603
GM FINANCIAL AUTOMOBILE LEASING TRUST GMALT_23-1	6/20/2025	5.888	10,606	10,606	10,609
GM FINANCIAL AUTOMOBILE LEASING TRUST GMALT_23-1	4/20/2026	5.160	71,885	71,791	71,856
GM FINANCIAL AUTOMOBILE LEASING TRUST GMALT_23-2	10/20/2025	6.158	17,260	17,260	17,275
GM FINANCIAL CONSUMER AUTOMOBILE RECEIVABLES TRUST 22-4	11/17/2025	4.600	7,061	7,061	7,040
GM FINANCIAL CONSUMER AUTOMOBILE RECEIVABLES TRUST 22-4	11/17/2025	5.988	14,122	14,122	14,133
GM FINANCIAL CONSUMER AUTOMOBILE RECEIVABLES TRUST 23-1	3/16/2026	5.190	15,189	15,188	15,156
GM FINANCIAL CONSUMER AUTOMOBILE RECEIVABLES TRUST 23-1	3/16/2026	5.958	15,014	15,014	15,035
GOLDENTREE LOAN MANAGEMENT US CLO 1 LTD GLM_21-9A	1/20/2033	6.747	20,000	19,906	19,980
GOLDENTREE LOAN MANAGEMENT US CLO1 GLM_23-17	7/20/2036	7.166	50,000	50,000	50,107
GOLDENTREE LOAN MANAGEMENT US CLO1 LTD GLM_20-7	4/20/2034	6.747	16,750	16,750	16,687
GTE AUTO RECEIVABLES TRUST GTE_23-1	8/17/2026	5.650	32,778	32,777	32,705
HARLEY-DAVIDSON MOTORCYCLE TRUST HDMOT_23-A	6/15/2026	5.320	10,696	10,696	10,684
HARLEY-DAVIDSON MOTORCYCLE TRUST HDMOT_23-A	6/15/2026	5.868	7,019	7,019	7,015
HYUNDAI AUTO LEASE SECURITIZATION TRUST HALST_23-A	1/15/2026	5.050	51,765	51,599	51,630
LAD AUTO RECEIVABLES TRUST LADAR_23-1A	10/15/2026	5.680	25,502	25,501	25,462
MADISON PARK FUNDING LTD MDPK_21-48A	4/19/2033	6.808	50,000	49,974	50,000
MAGNETITE CLO LIMITED MAGNE_20-26	7/25/2034	6.760	25,000	25,000	25,000
MAGNETITE CLO LTD MAGNE_12-7A	1/15/2028	6.455	7,150	7,083	7,133
MARLETTE FUNDING TRUST MFT_22-3	11/15/2032	5.180	8,343	8,343	8,319
MARLETTE FUNDING TRUST MFT_23-1	4/15/2033	6.070	10,643	10,643	10,634
MARLETTE FUNDING TRUST MFT_23-2	6/15/2033	6.040	26,447	26,447	26,384
MARLETTE FUNDING TRUST MFT_23-4	12/15/2033	7.130	26,025	26,023	26,259
MERCEDES-BENZ AUTO RECEIVABLES TRUST MBART_22-1	10/15/2025	5.260	12,608	12,607	12,596
MISSISSIPPI HIGHER EDUCATION ASSISTANCE CORP 14-1	10/25/2035	6.132	2,371	2,339	2,331
NAVIENT STUDENT LOAN TRUST NAVSL_18-DA	12/15/2059	6.276	4,872	4,861	4,812
OAKC_21-8A	1/18/2034	6.847	30,000	30,000	30,000
OCCU AUTO RECEIVABLES TRUST OCCU_23-1	4/15/2027	6.230	38,000	37,997	38,217
ODART_19-1A	9/14/2027	3.630	31,940	31,096	31,240

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

ONEMAIN DIRECT AUTO RECEIVABLES TRUST ODART_21-1A	7/14/2028	0.870	26,401	25,427	25,340
ONEMAIN FINANCIAL ISSUANCE TRUST OMFIT_22-2	10/14/2034	4.890	14,212	14,140	14,013
OZLM LTD OZLM_17-21A	1/20/2031	6.827	12,837	12,844	12,837
PAGAYA AI DEBT SELECTION TRUST PAID_22-5	6/17/2030	8.096	12,832	12,832	13,008
PAGAYA AI DEBT SELECTION TRUST PAID_23-1	7/15/2030	7.556	17,603	17,603	17,685
PAGAYA AI DEBT SELECTION TRUST PAID_23-3	12/16/2030	7.600	14,016	14,016	14,092
PAGAYA AI DEBT SELECTION TRUST PAID_23-6	6/16/2031	7.128	33,289	33,289	33,359
PAGAYA AI DEBT SELECTION TRUST PAID_23-7	7/15/2031	7.340	50,000	50,000	50,174
RACE POINT CLO LTD RACEP_13-8A	2/20/2030	6.669	10,354	10,354	10,353
REACH FINANCIAL LLC REACH_22-2	5/15/2030	6.630	4,178	4,178	4,180
REACH FINANCIAL LLC REACH_23-1	2/18/2031	7.050	11,465	11,465	11,517
RESEARCH-DRIVEN PAGAYA MOTOR ASSET TRUST RPM_23-4	3/25/2032	7.540	20,000	19,999	20,071
RR LTD RRAM_21-19A	10/15/2035	6.795	15,000	15,000	14,989
RR LTD RRAM_23-26	4/15/2038	7.165	50,000	50,000	50,041
SANTANDER DRIVE AUTO RECEIVABLES TRUST SDART_22-7	1/15/2026	5.810	11,616	11,615	11,614
SANTANDER DRIVE AUTO RECEIVABLES TRUST SDART_23-2	3/16/2026	5.870	12,831	12,831	12,833
SANTANDER DRIVE AUTO RECEIVABLES TRUST SDART_23-2	7/15/2027	5.210	25,000	24,999	24,950
SANTANDER DRIVE AUTO RECEIVABLES TRUST SDART_23-6	5/17/2027	6.080	32,000	32,000	32,110
SANTANDER REVOLVING AUTO LOAN TRUST SREV_19-A	1/26/2032	2.510	24,973	24,096	24,328
SLC STUDENT LOAN TRUST SLCLT_08-1	12/15/2032	7.213	1,628	1,635	1,641
SLM STUDENT LOAN TRUST SLMA_06-2	1/25/2041	5.611	9,592	9,194	9,251
SLM STUDENT LOAN TRUST SLMA_12-3	12/27/2038	6.102	3,720	3,743	3,662
SMB PRIVATE EDUCATION LOAN TRUST SMB_17-B	10/15/2035	2.820	2,530	2,530	2,441
SMB PRIVATE EDUCATION LOAN TRUST SMB_21-A	1/15/2053	6.206	13,008	12,703	12,784
SOFI CONSUMER LOAN PROGRAM LLC SCLP_22-1S	4/15/2031	6.210	4,842	4,842	4,843
SOFI CONSUMER LOAN PROGRAM LLC SCLP_23-1S	5/15/2031	5.810	9,368	9,368	9,353
SPACE COAST CREDIT UNION SCCU_23-1	6/15/2027	5.850	27,000	26,999	27,064
THEOREM FUNDING TRUST THRM_22-2	12/15/2028	6.060	9,590	9,590	9,538
THEOREM FUNDING TRUST THRM_22-3	4/15/2029	7.600	11,824	11,805	11,907
TOYOTA AUTO LOAN EXTENDED NOTE TRUST TALNT_19-1A	11/25/2031	2.560	21,725	21,170	21,456
TOYOTA LEASE OWNER TRUST TLOT_23-A	8/20/2025	5.300	11,680	11,680	11,657
UPSTART SECURITIZATION TRUST UPST_22-2	5/20/2032	4.370	3,659	3,655	3,642
UPSTART SECURITIZATION TRUST UPST_23-3	10/20/2033	6.900	23,991	23,892	24,070
VERIZON MASTER TRUST VZMT_22-7	11/22/2027	5.230	10,000	9,999	10,008
VERIZON MASTER TRUST VZMT_22-7	11/22/2027	6.188	35,750	35,750	35,832
VSTRONG AUTO RECEIVABLES TRUST VSTRG_23-A	2/15/2027	6.630	20,000	19,999	20,046
WESTLAKE AUTOMOBILE RECEIVABLES TRUST WLAKE_22-3A	7/15/2025	5.240	12,592	12,592	12,584
WESTLAKE AUTOMOBILE RECEIVABLES TRUST WLAKE_23-1	2/16/2027	5.890	22,500	22,499	22,611
WESTLAKE AUTOMOBILE RECEIVABLES TRUST WLAKE_23-1	6/15/2026	5.510	31,392	31,390	31,353
WESTLAKE AUTOMOBILE RECEIVABLES TRUST WLAKE_23-1	6/15/2026	6.188	29,722	29,722	29,730
WESTLAKE AUTOMOBILE RECEIVABLES TRUST WLAKE_23-3	10/15/2026	5.960	8,300	8,300	8,331
WORLD OMNI AUTO RECEIVABLE TRUST WOART_22-D	3/16/2026	6.188	13,539	13,539	13,548

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WORLD OMNI AUTO RECEIVABLES TRUST WOART_23-B	11/16/2026	5.250	21,454	21,453	21,425
TOTAL ASSET BACKED SECURITIES				2,640,240	2,647,114

COMMERCIAL MORTGAGE BACKED SECURITIES
AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES
FREDDIE MAC AL-20KF88	9/25/2030	5.775	8,512	8,512	8,425
FREDDIE MAC AL-20KF90	9/25/2030	5.775	9,207	9,207	9,127
FREMF MORTGAGE TRUST AS-20KF97	12/25/2030	5.581	6,292	6,292	6,185
FREDDIE MAC AL-20K98	12/25/2030	5.615	15,297	15,297	15,211
FREDDIE MAC A-20KF50	7/25/2028	5.852	1,780	1,781	1,775
FREDDIE MAC AFLW-20KL3W	8/25/2025	5.902	14,354	14,362	14,368
FREDDIE MAC A-20KF52	9/25/2028	5.865	2,733	2,733	2,725
FREDDIE MAC A-20KF53	10/25/2025	5.824	7,293	7,293	7,280
FREDDIE MAC A-20KF54	11/25/2028	5.932	16,961	16,962	16,932
FREDDIE MAC A10-20KS10	10/25/2028	6.062	13,528	13,532	13,480
FREDDIE MAC A-20KF55	11/25/2025	5.962	22,522	22,534	22,479
FREDDIE MAC A-20K56	11/25/2028	6.012	7,156	7,215	7,142
FREDDIE MAC A-20KF57	12/25/2028	5.992	7,958	7,958	7,942
FREDDIE MAC A-20KF58	1/25/2026	5.952	21,219	21,237	21,206
FREDDIE MAC A-20KF59	2/25/2029	5.992	10,084	10,084	9,983
FREDDIE MAC A-20KF60	2/25/2026	5.942	13,888	13,900	13,885
FREDDIE MAC A-20KF61	3/25/2029	5.982	10,122	10,136	10,112
FREDDIE MAC KF67	8/25/2029	5.972	16,232	16,065	16,216
FREDDIE MAC KF73	11/25/2029	6.052	20,501	20,521	20,535
FREDDIE MAC KF74	1/25/2027	5.885	6,830	6,836	6,806
FREDDIE MAC KF76	1/25/2030	5.965	3,029	2,988	3,029
FREDDIE MAC KF77	2/25/2027	6.152	16,352	16,331	16,374
FREDDIE MAC KF77	2/25/2027	6.237	11,663	11,670	11,752
FREDDIE MAC KF78	3/25/2030	6.337	11,096	11,111	11,253
FREDDIE MAC AS-20KF84	7/25/2030	5.651	6,224	6,224	6,168
FREDDIE MAC AFL-2020-KXO	3/25/2030	5.775	8,226	8,226	8,158
FREDDIE MAC_KF85	8/25/2030	5.745	2,612	2,612	2,605
FREDDIE MAC AL-20KF86	8/25/2027	5.735	2,486	2,486	2,460
FREDDIE MAC CERTS KF105	2/25/2031	5.587	16,748	16,774	16,460
FREDDIE MAC K-F120	8/25/2031	5.537	55,804	53,974	54,717
FREDDIE MAC KF128	12/25/2031	5.567	4,493	4,493	4,430
FREDDIE MAC KF129	1/25/2029	5.581	12,122	12,122	11,936
FREDDIE MAC KF139	6/25/2032	5.877	44,526	43,792	44,276
FREDDIE MAC KF145	9/25/2032	6.237	112,793	112,802	113,199
FREDDIE MAC KF146	10/25/2032	6.217	77,258	77,258	77,426
FREDDIE MAC KF147	11/25/2032	6.217	116,500	116,504	118,067
FREDDIE MAC KF148	11/25/2032	6.177	117,000	117,000	117,284
FANNIE MAE 06-M2 A2A	10/25/2032	5.271	617	626	615
GINNIE MAE AC-2013-13	4/16/2046	1.700	1,205	1,178	1,041
GINNIE MAE 17-127	4/16/2052	2.500	5,473	5,451	4,825
GINNIE MAE 17-135	5/16/2049	2.200	12,786	12,731	11,476
GINNIE MAE 7-140	2/16/2059	2.500	5,795	5,773	5,278
GINNIE MAE 17-146	8/16/2047	2.200	4,573	4,560	4,218
GINNIE MAE AD-2016-1829	11/16/2043	2.250	1,736	1,736	1,677
GINNIE MAE AG-2016-39	1/16/2043	2.300	2,974	2,976	2,799

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

GINNIE MAE AG-2017-171	10/16/2048	2.250	3,078	3,066	2,902
TOTAL AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES				886,921	886,239

NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES
280 PARK AVENUE MORTGAGE TRUST PRK_17-280P	9/15/2034	6.287	40,000	40,000	38,300
ASHFORD HOSPITALITY TRUST INC AHT1_18-KEYS	6/15/2035	6.409	9,366	9,366	9,224
BANC OF AMERICA MERRILL LYNCH LARGE LOAN INC 18-DSNY	9/15/2034	6.259	33,350	33,313	33,180
BARCLAYS COMMERCIAL MORTGAGE SECURITIES LLC 19-BWAY	11/15/2034	6.174	10,000	9,986	8,354
BFLD TRUST BFLD_19-DPLO	10/15/2034	6.566	28,000	28,000	27,895
BHMS MORTGAGE TRUST BHMS_18-ATLS	7/15/2035	6.909	40,000	39,999	39,633
BRAEMAR HOTELS & RESORTS TRUST BHR_18-PRME	6/15/2035	6.354	522	522	519
BX COMMERCIAL MORTGAGE TRUST BX_18-GW	5/15/2035	6.526	38,592	38,570	38,227
BX COMMERCIAL MORTGAGE TRUST BX_19-ATL	10/15/2036	6.525	27,275	27,272	26,747
BX COMMERCIAL MORTGAGE TRUST BX_19-XL	10/15/2036	6.396	21,839	21,707	21,785
BX COMMERCIAL MORTGAGE TRUST BX_21-SOAR	6/15/2038	6.146	24,426	24,223	24,036
BX COMMERCIAL MORTGAGE TRUST BX_21-VOLT	9/15/2036	6.176	29,000	29,003	28,254
BX COMMERCIAL MORTGAGE TRUST BX_21-XL2	10/15/2038	6.165	41,693	41,693	40,909
BX COMMERCIAL MORTGAGE TRUST BX_22-GPA	8/15/2039	7.521	13,800	13,782	13,813
BX COMMERCIAL MORTGAGE TRUST BX_22-MVRK	3/15/2039	6.829	14,833	14,826	14,678
BX COMMERCIAL MORTGAGE TRUST BX_22-PSB	8/15/2039	7.813	43,403	43,351	43,517
CAMB COMMERCIAL MORTGAGE TRUST CAMB_19-LIFE	12/15/2037	6.546	17,700	17,697	17,578
CGDB COMMERCIAL MORTGAGE TRUST CGDB_19-MOB	11/15/2036	6.426	15,000	15,000	14,694
COLD STORAGE TRUST COLD_20-ICE5	11/15/2037	6.376	30,065	30,064	29,923
COLONY MORTGAGE CAPITAL LTD CLNY_19-IKPR	11/15/2038	6.603	20,000	19,958	19,642
COMM MORTGAGE TRUST COMM_19-521F	6/15/2034	6.309	16,510	16,511	14,295
CREDIT SUISSE MORTGAGE CAPITAL CERTIFICATES CSMC_19-ICE4	5/15/2036	6.389	46,238	46,153	46,239
DBGS MORTGAGE TRUST DBGS_18-5BP	6/15/2033	6.254	40,000	39,977	36,729
DBGS MORTGAGE TRUST DBGS_18-BIOD	5/15/2035	6.415	47,481	47,425	47,125
EXTENDED STAY AMERICA TRUST ESA_21-ESH	7/15/2038	6.556	35,256	35,256	34,924
GS MORTGAGE SECURITIES CORPORATION TRUST GSMS_22-ECI	8/15/2039	7.557	28,570	28,442	28,606
ILPT COMMERCIAL MORTGAGE PT CERTIFICATES 22-LPF2	10/15/2039	7.607	21,500	21,478	21,382
INVITATION HOMES TRUST IHSFR_18-SFR4	1/17/2038	6.537	28,657	28,658	28,581
JPM CHASE COMMERCIAL MORTGAGE SECURITIES TRUST 18-ASH8	2/15/2035	6.276	9,955	9,955	9,880
LIFE FINANCIAL SERVICES TRUST LIFE 21-BMR	3/15/2038	6.176	48,637	48,449	47,567
LIFE FINANCIAL SERVICES TRUST LIFE_22-BMR2	5/15/2039	6.657	49,000	48,968	47,895
MORGAN STANLEY CAPITAL I TRUST MSC_18-BOP	8/15/2033	6.259	12,624	12,624	10,657
MTN COMMERCIAL MORTGAGE TRUST MTN_22-LPFL	3/15/2039	6.759	50,000	49,440	48,743
ONE NEW YORK PLAZA TRUST ONYP_20-1NYP	1/15/2036	6.426	18,200	18,200	17,348
STAR_22-SFR3	5/17/2024	7.012	47,741	47,767	47,519
UBS COMMERCIAL MORTGAGE TRUST UBSCM_18-NYCH	2/15/2032	6.259	10,585	10,584	10,545
WELLS FARGO COMMERCIAL MORTGAGE TRUST WFCM_17-SMP	12/15/2034	6.409	18,500	18,497	17,263
TOTAL NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES				1,026,716	1,006,206
TOTAL COMMERCIAL MORTGAGE BACKED SECURITIES				1,913,637	1,892,445

CORPORATE DEBT SECURITIES
BANKING
WASHINGTON MUTUAL BANK/HENDERSON	6/15/2011	—	1,500	—	3	c,d
TOTAL BANKING				—	3

BASIC INDUSTRY

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

LYONDELLBASELL INDUSTRIES NV	10/1/2025	1.250	5,848	5,380	5,464
LYONDELLBASELL INDUSTRIES NV	4/15/2024	5.750	20,286	20,297	20,272
TOTAL BASIC INDUSTRY				25,677	25,736

CAPITAL GOODS
BAE SYSTEMS PLC	10/7/2024	3.800	23,282	23,036	22,965
BAE SYSTEMS PLC	12/15/2025	3.850	14,841	14,506	14,528
BERRY GLOBAL INC	2/15/2024	0.950	30,317	30,181	30,136
BERRY GLOBAL INC	1/15/2026	1.570	20,266	18,631	18,846
BOEING COMPANY	5/1/2025	4.875	88,115	87,398	87,715
CARRIER GLOBAL CORPORATION	2/15/2025	2.242	6,000	5,781	5,805
CARRIER GLOBAL CORPORATION	11/30/2025	5.800	5,144	5,142	5,215
L3HARRIS TECHNOLOGIES INC	4/27/2025	3.832	20,486	20,098	20,129
L3HARRIS TECHNOLOGIES INC	5/28/2024	3.950	4,531	4,509	4,498
RTX CORPORATION	3/15/2024	3.200	5,425	5,403	5,399
TOTAL CAPITAL GOODS				214,685	215,236

COMMUNICATIONS
AMERICAN TOWER CORPORATION	5/15/2024	3.375	18,896	18,802	18,724
CHARTER COMMUNICATIONS INC	7/23/2025	4.908	43,930	43,353	43,520
COMCAST CORPORATION	9/16/2024	3.750	29,084	28,801	28,682
CROWN CASTLE INC	9/1/2024	3.200	6,924	6,830	6,809
DEUTSCHE TELEKOM AG	3/20/2025	4.738	48,238	48,038	47,783
FOX CORPORATION	1/25/2024	4.030	24,580	24,573	24,548
NETFLIX INC	2/15/2025	5.875	14,960	14,998	15,077
NETFLIX INC	6/15/2025	3.625	16,581	16,260	16,286
VERIZON COMMUNICATIONS INC	11/1/2024	3.500	10,000	9,872	9,834
WARNER BROS DISCOVERY INC	11/15/2024	3.900	10,000	9,859	9,858
WARNER BROS DISCOVERY INC	3/15/2024	3.428	25,000	25,004	24,851
TOTAL COMMUNICATIONS				246,390	245,972

CONSUMER CYCLICAL
FOOTBALL CLUB TERM NOTES	10/5/2025	2.680	4,000	3,783	3,823
FOOTBALL CLUB TERM NOTES	10/5/2025	2.680	1,000	946	956
IRB HOLDING CORPORATION	6/15/2025	7.000	1,750	1,757	1,752
NATIONAL BASKETBALL ASSOCIATION	12/16/2024	2.510	1,000	986	969
TOTAL CONSUMER CYCLICAL				7,472	7,500

CONSUMER NON CYCLICAL
ABBVIE INC	5/14/2025	3.600	20,000	19,560	19,647
ABBVIE INC	11/21/2024	2.600	37,540	36,809	36,681
ABBVIE INC	3/15/2025	3.800	13,223	12,966	13,056
AMGEN INC	5/22/2024	3.625	27,500	27,364	27,283
AMGEN INC	2/21/2025	1.900	5,702	5,473	5,508
AMGEN INC	3/2/2025	5.250	19,132	19,134	19,177
BACARDI LTD	5/15/2025	4.450	18,600	18,337	18,338
BECTON DICKINSON AND COMPANY	12/15/2024	3.734	9,000	8,914	8,856
BECTON DICKINSON AND COMPANY	6/6/2024	3.363	13,988	13,932	13,848
CONSTELLATION BRANDS INC	11/15/2024	4.750	8,602	8,558	8,544
CONSTELLATION BRANDS INC	5/9/2024	3.600	34,665	34,480	34,406
DT FAMILY 2009 LLC	8/15/2024	3.950	14,121	14,001	13,957
GE HEALTHCARE TECHNOLOGIES INC	11/15/2024	5.550	65,000	65,102	65,039

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

GILEAD SCIENCES INC	4/1/2024	3.700	10,990	10,985	10,934
HCA HEALTHCARE INC	3/15/2024	5.000	41,924	41,910	41,838
HCA HEALTHCARE INC	2/1/2025	5.375	15,000	14,914	14,994
HCA HEALTHCARE INC	2/15/2026	5.875	13,500	13,492	13,626
J M SMUCKER COMPANY	3/15/2025	3.500	96,703	94,730	94,863
KROGER COMPANY	2/1/2024	4.000	7,500	7,500	7,488
TOTAL CONSUMER NON CYCLICAL				468,161	468,083

ELECTRIC
AES CORPORATION (THE)	1/15/2026	1.375	13,670	12,652	12,649
AMERICAN ELECTRIC POWER COMPANY INC	10/1/2025	3.850	1,955	1,897	1,899
CENTERPOINT ENERGY INC	9/1/2024	2.500	5,000	4,914	4,891
CMS ENERGY CORPORATION	3/1/2024	3.875	8,347	8,343	8,320
CMS ENERGY CORPORATION	8/31/2024	3.125	10,250	10,287	10,084
DOMINION ENERGY INC	10/1/2025	3.900	7,500	7,301	7,361
DTE ENERGY COMPANY	10/1/2024	2.529	9,426	9,258	9,209
DTE ENERGY COMPANY	11/1/2024	4.220	65,642	65,247	64,805
EMERA INCORPORATED	6/15/2024	0.833	23,974	23,572	23,445
EVERSOURCE ENERGY	10/1/2024	2.900	4,892	4,830	4,796
EVERSOURCE ENERGY	6/27/2024	4.200	36,141	35,995	35,876
EVERSOURCE ENERGY	1/15/2025	3.150	6,461	6,319	6,303
FIRSTENERGY CORPORATION	8/15/2024	5.500	16,065	16,071	16,033
FIRSTENERGY CORPORATION	1/15/2025	4.350	13,890	13,713	13,632
FIRSTENERGY CORPORATION	4/15/2024	4.100	18,478	18,425	18,360
FIRSTENERGY CORPORATION	3/30/2026	5.150	1,250	1,234	1,248
NEXTERA ENERGY INC	3/1/2025	6.051	58,963	59,513	59,494
NEXTERA ENERGY INC	9/1/2025	5.749	25,000	24,895	25,262
NEXTERA ENERGY INC	3/21/2024	2.940	47,248	47,016	46,951
PINNACLE WEST CAPITAL CORPORATION	6/15/2025	1.300	4,555	4,321	4,290
PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	6/15/2024	2.875	975	965	963
SOUTHERN COMPANY (THE)	9/15/2024	2.200	2,687	2,629	2,621
SOUTHERN COMPANY (THE)	2/26/2024	0.600	14,010	13,924	13,897
WEC ENERGY GROUP INC	3/15/2024	0.800	2,038	2,025	2,017
TOTAL ELECTRIC				395,346	394,406

ENERGY
CANADIAN NATURAL RESOURCES LTD	7/15/2025	2.050	5,882	5,544	5,606
ENTERPRISE PRODUCTS PARTNERS L.P.	2/15/2024	3.900	10,000	9,987	9,976
MARATHON PETROLEUM CORPORATION	6/1/2025	4.875	5,150	5,094	5,119
OCCIDENTAL PETROLEUM CORPORATION	2/1/2025	3.100	25,000	24,353	24,353
PLAINS GP HOLDINGS LP	11/1/2024	3.600	27,446	27,044	26,927
PLAINS GP HOLDINGS LP	10/15/2025	4.650	5,539	5,391	5,478
WILLIAMS COMPANIES INC	6/24/2024	4.550	8,472	8,480	8,427
TOTAL ENERGY				85,893	85,886

INSURANCE
CVS HEALTH CORPORATION	11/15/2024	3.500	7,070	6,969	6,956
ELEVANCE HEALTH INC	12/1/2024	3.350	15,000	14,750	14,724
ELEVANCE HEALTH INC	10/15/2025	5.350	10,805	10,841	10,884
TOTAL INSURANCE				32,560	32,564

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

NATURAL GAS
NISOURCE INC	8/15/2025	0.950	3,450	3,190	3,225
TOTAL NATURAL GAS				3,190	3,225

OTHER FINANCIAL INSTITUTIONS
HARDWOOD FUNDING LLC	6/7/2025	3.130	6,400	6,135	6,185
HARDWOOD FUNDING LLC	6/7/2024	3.180	6,000	5,979	5,918
TOTAL OTHER FINANCIAL INSTITUTIONS				12,114	12,103

TECHNOLOGY
BROADCOM INC	1/15/2024	3.625	20,250	20,247	20,232
FIDELITY NATIONAL INFORMATION SERVICES INC	3/1/2024	0.600	10,000	9,946	9,906
FISERV INC	7/1/2024	2.750	10,000	9,968	9,847
MICROCHIP TECHNOLOGY INCORPORATED	9/1/2025	4.250	3,817	3,708	3,758
MICROCHIP TECHNOLOGY INCORPORATED	2/15/2024	0.972	42,710	42,512	42,455
MICROCHIP TECHNOLOGY INCORPORATED	9/1/2024	0.983	9,405	9,284	9,107
NXP SEMICONDUCTORS NV	3/1/2024	4.875	14,457	14,470	14,426
NXP SEMICONDUCTORS NV	5/1/2025	2.700	11,059	10,585	10,657
TOTAL TECHNOLOGY				120,720	120,388

TRANSPORTATION
CSX CORPORATION	8/1/2024	3.400	28,900	28,657	28,536
CRAWFORD GROUP INC	11/15/2024	3.850	62,149	61,680	61,305
CRAWFORD GROUP INC	11/1/2025	3.800	6,211	6,080	6,061
NORFOLK SOUTHERN CORPORATION	6/15/2026	2.900	10,000	9,490	9,594
NORFOLK SOUTHERN CORPORATION	8/1/2025	3.650	4,500	4,376	4,407
TOTAL TRANSPORTATION				110,283	109,903

TOTAL CORPORATE DEBT SECURITIES				1,722,491	1,721,005
TOTAL FIXED MATURITIES				13,135,364	13,037,037

SYNDICATED LOANS
BASIC INDUSTRY
ASPLUNDH TREE EXPERT LLC	9/7/2027	7.198	1,341	1,331	1,331
ELEMENT SOLUTIONS INC	12/8/2030	8.211	1,447	1,448	1,448
INEOS LTD	2/10/2030	8.765	399	390	390
TOTAL BASIC INDUSTRY				3,169	3,169

BROKERAGE
CITADEL SECURITIES LP	8/1/2030	7.940	1,219	1,205	1,205
LPL FINANCIAL HOLDINGS INC	11/12/2026	7.193	1,594	1,589	1,589
RUSSELL INVESTMENTS GROUP LTD	5/30/2025	8.948	1,307	1,307	1,307
TOTAL BROKERAGE				4,101	4,101

CAPITAL GOODS
BARNES GROUP INC	8/9/2030	8.448	1,750	1,749	1,749
BEACON ROOFING SUPPLY INC	5/19/2028	7.963	1,115	1,102	1,102
BERRY GLOBAL INC	7/1/2026	7.207	961	955	955
EMRLD BORROWER LP	5/23/2030	8.348	1,500	1,500	1,500
ENERGY CAPITAL PARTNERS II LLC	9/18/2030	9.382	781	771	771

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FLINT GROUP PACKAGING INKS NORTH AMERICA HOLDINGS LLC	12/31/2026	8.211	210	196	196
FLINT GROUP PACKAGING INKS NORTH AMERICA HOLDINGS LLC	12/31/2027	8.211	136	37	37
FLINT GROUP PACKAGING INKS NORTH AMERICA HOLDINGS LLC	12/31/2027	8.211	102	75	75
G HOLDINGS INC	9/22/2028	7.721	1,463	1,430	1,430
GMS INC	4/26/2030	8.348	1,750	1,753	1,753
INGERSOLL RAND INC	3/1/2027	7.198	313	313	313
PACKAGING HOLDINGS LTD	1/29/2027	7.198	1,078	1,062	1,062
QUIKRETE HOLDINGS INC	2/1/2027	8.088	1,323	1,295	1,295
QUIKRETE HOLDINGS INC	3/18/2029	8.213	997	996	996
TRANE TECHNOLOGIES PLC	3/1/2027	7.198	232	232	232
TRANSDIGM INC	8/10/2028	8.640	1,995	1,998	1,998
ZEKELMAN INDUSTRIES INC	1/24/2027	7.476	717	717	717
TOTAL CAPITAL GOODS				16,181	16,181

COMMUNICATIONS
ALTICE FRANCE SA	7/15/2025	8.395	935	935	935
APPLOVIN CORPORATION	10/25/2028	8.448	987	965	965
CMG MEDIA CORPORATION	12/17/2026	8.990	968	954	954
CSC HOLDINGS LLC	7/17/2025	7.726	927	925	925
CSC HOLDINGS LLC	1/15/2026	7.726	953	941	941
EW SCRIPPS COMPANY	5/1/2026	8.025	484	478	478
HUBBARD RADIO LLC	3/28/2025	9.720	196	196	196
LIONS GATE ENTERTAINMENT CORPORATION	3/24/2025	7.698	779	779	779
LUMEN TECHNOLOGIES INC	3/1/2027	7.213	261	261	261
LUMEN TECHNOLOGIES INC	3/15/2027	7.713	1,200	1,199	1,199
SBA COMMUNICATIONS CORPORATION	4/11/2025	7.200	1,205	1,203	1,203
SINCLAIR BROADCAST GROUP INC (DIAMOND SPORTS GROUP LLC)	8/24/2026	10.446	1,137	1,131	1,131	d
SINCLAIR INC	4/1/2028	8.463	780	777	777
TELESAT LLC	12/7/2026	8.400	814	812	812
VMED O2 UK LTD	1/31/2028	7.976	1,000	1,000	1,000
TOTAL COMMUNICATIONS				12,556	12,556

CONSUMER CYCLICAL
APOLLO INVESTMENT FUND VIII LP	10/10/2030	7.841	750	742	742
BJS WHOLESALE CLUB HOLDINGS INC	2/3/2029	7.360	933	933	933
BURLINGTON STORES INC	6/24/2028	7.463	1,403	1,389	1,389
GODADDY INC	10/21/2029	7.848	1,404	1,379	1,379
GREAT OUTDOORS GROUP LLC	3/6/2028	9.402	1,995	1,995	1,995
HILTON WORLDWIDE HOLDINGS INC	11/3/2030	7.457	1,749	1,746	1,746
LIGHT & WONDER INC	4/14/2029	8.465	1,995	1,998	1,998
NASCAR HOLDINGS LLC	10/19/2026	7.963	484	480	480
NATIONAL AMUSEMENTS INC	5/8/2025	8.473	707	707	707
PCI GAMING AUTHORITY	5/29/2026	7.963	364	363	363
QUALITY SOLUTIONS INTERNATIONAL LTD	8/21/2025	8.213	99	98	98
RESTAURANT BRANDS INTERNATIONAL INC	9/11/2030	7.598	2,291	2,275	2,275

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

SEMINOLE TRIBE OF FLORIDA INC	7/8/2024	7.213	44	44	44
SIX FLAGS ENTERTAINMENT CORPORATION	4/17/2026	7.198	760	760	760
WILLIAM MORRIS ENDEAVOR ENTERTAINMENT LLC	5/18/2025	8.213	721	719	719
YUM! BRANDS INC.	3/15/2028	7.223	1,023	1,023	1,023
TOTAL CONSUMER CYCLICAL				16,651	16,651

CONSUMER NON CYCLICAL
ARAMARK	4/6/2028	7.963	1,012	1,008	1,008
BRP INC	12/13/2029	8.098	1,746	1,752	1,752
DOLE PLC	8/3/2028	7.361	985	976	976
ELANCO ANIMAL HEALTH INC	8/1/2027	7.193	653	650	650
ENERGIZER HOLDINGS INC	12/16/2027	7.721	314	314	314
GRIFOLS SA	11/15/2027	7.538	1,117	1,114	1,114
ICON PLC	7/3/2028	7.902	79	79	79
ICON PLC	7/3/2028	7.902	318	316	316
ORGANON & COMPANY	6/2/2028	8.472	349	347	347
PRESTIGE CONSUMER HEALTHCARE INC	7/3/2028	7.463	167	166	166
SELECT MEDICAL CORPORATION	3/6/2027	8.348	1,245	1,235	1,235
THOR INDUSTRIES INC	11/8/2030	9.181	616	616	616
US FOODS HOLDING CORPORATION	8/30/2026	7.463	187	186	186
TOTAL CONSUMER NON CYCLICAL				8,759	8,759

ELECTRIC
ADVANCED POWER SERVICES NA INC	2/16/2026	8.990	576	573	573
CONSTELLATION ENERGY CORPORATION	12/15/2027	8.150	435	433	433
CPV SHORE HOLDINGS LLC	12/29/2025	9.213	638	635	635
EASTERN POWER LLC	10/2/2025	9.213	805	798	798
EDGEWATER GENERATION LLC (DELAWARE)	12/13/2025	9.213	956	954	954
EFS COGEN HOLDINGS I LLC	10/1/2027	9.160	699	696	696
VOLT PARENT LP	12/16/2027	7.963	230	228	228
VOLT PARENT LP	7/20/2030	7.598	1,895	1,886	1,886
WEST DEPTFORD ENERGY HOLDINGS LLC	8/3/2026	9.198	1,116	1,113	1,113
TOTAL ELECTRIC				7,316	7,316

ENERGY
IFM GLOBAL INFRASTRUCTURE FUND	11/1/2026	7.693	269	268	268
TOTAL ENERGY				268	268

FINANCE COMPANY
AVOLON TLB BORROWER 1 -US- LLC	2/12/2027	6.958	386	385	385
AVOLON TLB BORROWER 1 -US- LLC	6/8/2028	7.858	570	568	568
FLEETCOR TECHNOLOGIES INC	4/28/2028	7.198	1,472	1,458	1,458
TOTAL FINANCE COMPANY				2,411	2,411

INSURANCE

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

LONESTAR INTERMEDIATE SUPER HOLDINGS LLC	12/23/2026	8.713	460	458	458
TOTAL INSURANCE				458	458

OTHER FINANCIAL INSTITUTIONS
SOFTBANK GROUP CORPORATION	6/27/2029	8.383	798	794	794
TRANSUNION	11/16/2026	7.198	987	985	985
TRANSUNION	12/1/2028	7.713	713	688	688
TOTAL OTHER FINANCIAL INSTITUTIONS				2,467	2,467

OTHER INDUSTRY
API GROUP CORPORATION	10/1/2026	7.713	988	975	975
TOTAL OTHER INDUSTRY				975	975

TECHNOLOGY
ADEIA INC	6/8/2028	8.966	638	587	587
SS&C TECHNOLOGIES	4/16/2025	7.213	362	361	361
SS&C TECHNOLOGIES	4/16/2025	7.213	342	341	341
SS&C TECHNOLOGIES	3/22/2029	7.698	570	555	555
SS&C TECHNOLOGIES	3/22/2029	7.698	339	329	329
COHERENT CORPORATION	7/2/2029	8.213	903	877	877
ENTEGRIS INC	7/6/2029	7.890	1,127	1,118	1,118
GEN DIGITAL INC	9/12/2029	7.448	1,245	1,198	1,198
INGRAM MICRO INC	6/30/2028	8.653	2,000	2,008	2,008
MKS INSTRUMENTS INC	8/17/2030	7.841	990	968	968
ONEX CORPORATION	6/27/2025	7.580	881	880	880
TTM TECHNOLOGIES INC	5/23/2030	8.093	1,252	1,244	1,244
TOTAL TECHNOLOGY				10,466	10,466

TRANSPORTATION
G & W INTERMEDIATE HOLDINGS LLG	12/30/2026	7.490	1,612	1,588	1,588
UNITED AIRLINES HOLDINGS INC	4/20/2028	9.220	287	286	286
TOTAL TRANSPORTATION				1,874	1,874
TOTAL SYNDICATED LOANS BEFORE ALLOWANCE FOR LOAN LOSSES				87,652	87,652
ALLOWANCE FOR LOAN LOSSES				(955)	(955)
TOTAL SYNDICATED LOANS - NET				86,697	86,697

DERIVATIVES
PURCHASED OPTIONS
BNP PARIBAS SA	1/23/2024	—	93	93
BNP PARIBAS SA	7/8/2025	—	122	122
BNP PARIBAS SA	10/21/2025	—	371	371
BNP PARIBAS SA	11/19/2024	—	96	96
BNP PARIBAS SA	1/2/2024	1	567	567
WELLS FARGO BANK NA	1/9/2024	1	343	343

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	1/6/2026	—	244	244
BNP PARIBAS SA	1/30/2024	1	285	285
BNP PARIBAS SA	1/27/2026	—	111	111
BNP PARIBAS SA	2/6/2024	1	378	378
BNP PARIBAS SA	2/13/2024	1	331	331
BNP PARIBAS SA	2/10/2026	—	107	107
WELLS FARGO BANK NA	2/20/2024	1	402	402
BNP PARIBAS SA	3/12/2024	1	444	444
BNP PARIBAS SA	9/23/2025	—	279	279
BNP PARIBAS SA	11/4/2025	—	127	127
BNP PARIBAS SA	3/19/2024	1	487	487
BNP PARIBAS SA	4/9/2024	1	290	290
BNP PARIBAS SA	4/7/2026	—	111	111
WELLS FARGO BANK NA	4/16/2024	1	345	345
BNP PARIBAS SA	4/30/2024	1	292	292
BNP PARIBAS SA	5/21/2024	1	360	360
WELLS FARGO BANK NA	5/28/2024	1	269	269
WELLS FARGO BANK NA	5/26/2026	—	106	106
BNP PARIBAS SA	6/4/2024	1	302	302
BNP PARIBAS SA	6/18/2024	1	210	210
BNP PARIBAS SA	6/25/2024	—	215	215
BNP PARIBAS SA	7/2/2024	—	144	144
BNP PARIBAS SA	7/30/2024	—	163	163
BNP PARIBAS SA	8/6/2024	—	190	190
BNP PARIBAS SA	8/13/2024	—	159	159
WELLS FARGO BANK NA	8/20/2024	—	231	231
BNP PARIBAS SA	8/27/2024	1	247	247
BNP PARIBAS SA	9/10/2024	—	212	212
BNP PARIBAS SA	9/24/2024	1	347	347
BNP PARIBAS SA	10/8/2024	—	190	190
BNP PARIBAS SA	10/22/2024	—	221	221
BNP PARIBAS SA	10/29/2024	—	236	236
BNP PARIBAS SA	11/5/2024	—	257	257
BNP PARIBAS SA	11/12/2024	—	167	167
BNP PARIBAS SA	11/19/2024	—	159	159
BNP PARIBAS SA	11/26/2024	—	157	157
BNP PARIBAS SA	12/3/2024	—	155	155
BNP PARIBAS SA	12/10/2024	—	93	93
WELLS FARGO BANK NA	8/12/2025	—	87	87
WELLS FARGO BANK NA	4/2/2024	—	292	292
WELLS FARGO BANK NA	3/31/2026	—	112	112
WELLS FARGO BANK NA	4/29/2025	—	182	182
WELLS FARGO BANK NA	7/1/2025	—	122	122
WELLS FARGO BANK NA	8/27/2024	—	186	186
BNP PARIBAS SA	11/18/2025	—	113	113

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	12/24/2024	—	113	113
BNP PARIBAS SA	1/16/2024	1	394	394
BNP PARIBAS SA	1/13/2026	—	233	233
WELLS FARGO BANK NA	1/23/2024	1	385	385
WELLS FARGO BANK NA	2/27/2024	—	334	334
WELLS FARGO BANK NA	2/24/2026	—	120	120
WELLS FARGO BANK NA	3/5/2024	1	412	412
BNP PARIBAS SA	3/26/2024	1	424	424
WELLS FARGO BANK NA	4/23/2024	1	387	387
WELLS FARGO BANK NA	5/7/2024	—	296	296
WELLS FARGO BANK NA	5/14/2024	1	376	376
WELLS FARGO BANK NA	5/12/2026	—	113	113
BNP PARIBAS SA	6/11/2024	—	214	214
BNP PARIBAS SA	7/9/2024	—	199	199
WELLS FARGO BANK NA	7/16/2024	—	166	166
BNP PARIBAS SA	7/23/2024	—	163	163
WELLS FARGO BANK NA	9/3/2024	—	200	200
WELLS FARGO BANK NA	9/17/2024	—	221	221
WELLS FARGO BANK NA	10/1/2024	—	296	296
WELLS FARGO BANK NA	10/15/2024	—	189	189
WELLS FARGO BANK NA	12/17/2024	1	194	194
WELLS FARGO BANK NA	12/24/2024	—	117	117
TOTAL PURCHASED OPTIONS			17,255	17,255

WRITTEN OPTIONS
BNP PARIBAS SA	1/23/2024	—	(87)	(87)
BNP PARIBAS SA	7/8/2025	—	(92)	(92)
BNP PARIBAS SA	11/19/2024	—	(54)	(54)
BNP PARIBAS SA	11/18/2025	—	(57)	(57)
BNP PARIBAS SA	1/2/2024	(1)	(427)	(427)
WELLS FARGO BANK NA	1/9/2024	(1)	(245)	(245)
WELLS FARGO BANK NA	1/6/2026	—	(132)	(132)
BNP PARIBAS SA	1/30/2024	(1)	(184)	(184)
BNP PARIBAS SA	1/27/2026	—	(56)	(56)
BNP PARIBAS SA	2/6/2024	(1)	(226)	(226)
BNP PARIBAS SA	2/13/2024	(1)	(205)	(205)
BNP PARIBAS SA	2/10/2026	—	(52)	(52)
WELLS FARGO BANK NA	2/20/2024	(1)	(280)	(280)
BNP PARIBAS SA	3/12/2024	(1)	(325)	(325)
BNP PARIBAS SA	9/23/2025	—	(188)	(188)
BNP PARIBAS SA	11/4/2025	—	(77)	(77)
BNP PARIBAS SA	3/19/2024	(1)	(343)	(343)
BNP PARIBAS SA	4/9/2024	(1)	(194)	(194)
BNP PARIBAS SA	4/7/2026	—	(57)	(57)
WELLS FARGO BANK NA	4/16/2024	(1)	(226)	(226)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP PARIBAS SA	4/30/2024	(1)	(198)	(198)
BNP PARIBAS SA	5/21/2024	(1)	(254)	(254)
WELLS FARGO BANK NA	5/28/2024	(1)	(185)	(185)
WELLS FARGO BANK NA	5/26/2026	—	(66)	(66)
BNP PARIBAS SA	6/4/2024	(1)	(198)	(198)
BNP PARIBAS SA	6/18/2024	(1)	(133)	(133)
BNP PARIBAS SA	6/25/2024	—	(138)	(138)
BNP PARIBAS SA	7/2/2024	—	(88)	(88)
BNP PARIBAS SA	7/30/2024	—	(93)	(93)
BNP PARIBAS SA	8/6/2024	—	(118)	(118)
BNP PARIBAS SA	8/13/2024	—	(103)	(103)
WELLS FARGO BANK NA	8/20/2024	—	(156)	(156)
BNP PARIBAS SA	8/27/2024	(1)	(156)	(156)
BNP PARIBAS SA	9/10/2024	—	(135)	(135)
BNP PARIBAS SA	9/24/2024	(1)	(248)	(248)
BNP PARIBAS SA	10/8/2024	—	(132)	(132)
BNP PARIBAS SA	10/22/2024	—	(162)	(162)
BNP PARIBAS SA	10/29/2024	—	(177)	(177)
BNP PARIBAS SA	11/5/2024	—	(180)	(180)
BNP PARIBAS SA	11/12/2024	—	(111)	(111)
BNP PARIBAS SA	11/19/2024	—	(104)	(104)
BNP PARIBAS SA	11/26/2024	—	(102)	(102)
BNP PARIBAS SA	12/3/2024	—	(101)	(101)
BNP PARIBAS SA	12/10/2024	—	(58)	(58)
WELLS FARGO BANK NA	12/17/2024	(1)	(112)	(112)
WELLS FARGO BANK NA	8/12/2025	—	(47)	(47)
WELLS FARGO BANK NA	3/31/2026	—	(57)	(57)
WELLS FARGO BANK NA	4/29/2025	—	(159)	(159)
WELLS FARGO BANK NA	7/1/2025	—	(91)	(91)
WELLS FARGO BANK NA	8/27/2024	—	(132)	(132)
BNP PARIBAS SA	10/21/2025	—	(221)	(221)
WELLS FARGO BANK NA	12/24/2024	—	(72)	(72)
BNP PARIBAS SA	1/16/2024	(1)	(270)	(270)
BNP PARIBAS SA	1/13/2026	—	(122)	(122)
WELLS FARGO BANK NA	1/23/2024	(1)	(260)	(260)
WELLS FARGO BANK NA	2/27/2024	—	(237)	(237)
WELLS FARGO BANK NA	2/24/2026	—	(65)	(65)
WELLS FARGO BANK NA	3/5/2024	(1)	(291)	(291)
BNP PARIBAS SA	3/26/2024	(1)	(305)	(305)
WELLS FARGO BANK NA	4/2/2024	—	(196)	(196)
WELLS FARGO BANK NA	4/23/2024	(1)	(268)	(268)
WELLS FARGO BANK NA	5/7/2024	—	(201)	(201)
WELLS FARGO BANK NA	5/14/2024	(1)	(269)	(269)
WELLS FARGO BANK NA	5/12/2026	—	(72)	(72)
BNP PARIBAS SA	6/11/2024	—	(133)	(133)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP PARIBAS SA	7/9/2024	—	(124)	(124)
WELLS FARGO BANK NA	7/16/2024	—	(95)	(95)
BNP PARIBAS SA	7/23/2024	—	(93)	(93)
WELLS FARGO BANK NA	9/3/2024	—	(128)	(128)
WELLS FARGO BANK NA	9/17/2024	—	(143)	(143)
WELLS FARGO BANK NA	10/1/2024	—	(216)	(216)
WELLS FARGO BANK NA	10/15/2024	—	(131)	(131)
WELLS FARGO BANK NA	12/24/2024	—	(67)	(67)
TOTAL WRITTEN OPTIONS			(11,480)	(11,480)

FUTURES
S&P500 EMINI FUT Mar24	3/15/2024	—	(16)	(16)
TOTAL FUTURES			(16)	(16)
TOTAL DERIVATIVES - NET			5,759	5,759
TOTAL INVESTMENTS IN CASH EQUIVALENTS, FIXED MATURITIES, EQUITY SECURITIES, SYNDICATED LOANS AND DERIVATIVES			$14,121,941	$14,023,614

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
b) For Federal income tax purposes, the cost of investments is $14.1 billion.
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

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages
December 31, 2023
(in thousands)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages						Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held at end of period (e)
Loan No.	Description (a)	Property Location		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

Other - liens on:
Apartment and business:
Under $500:
	121087375	Florence City	KY	1	$—	$389	$389	$—	$—	$1	3.040%
Over $500:
	121047210	West Haven City	CT	1	—	3,789	3,789	—	—	11	3.600
	121047262	Fargo	ND	1	—	1,936	1,936	—	—	9	5.440
	121047347	Lawrenceville	GA	1	—	1,325	1,325	—	—	4	3.970
	121047383	Las Vegas	NV	1	—	4,481	4,481	—	—	14	3.810
	121047387	Washington Terrace	UT	1	—	2,083	2,083	—	—	5	3.020
	121047392	Philadelphia City	PA	1	—	3,146	3,146	—	—	17	6.640
	121047393	Moore	SC	1	—	867	867	—	—	3	4.130
	121047398	Springfield	IL	1	—	734	734	—	—	3	4.390
	121047400	Pittsford	NY	1	—	1,050	1,050	—	—	4	4.070
	121047402	Miami	FL	1	—	1,375	1,375	—	—	4	3.750
	121047406	Kokomo	IN	1	—	3,000	3,000	—	—	8	3.000
	121047408	Wyomissing	PA	1	—	2,450	2,450	—	—	6	2.700
	121047410	Chicago	IL	1	—	2,273	2,273	—	—	5	2.500
	121047412	Columbus	IN	1	—	1,480	1,480	—	—	4	3.370
	121047417	Nashville	TN	1	—	4,000	4,000	—	—	—	6.560
	121087245	Southport	CT	1	—	2,519	2,519	—	—	8	4.010
	121087313	Orchard Park	NY	1	—	2,089	2,089	—	—	7	4.050
	121087327	Marietta City	GA	1	—	2,013	2,013	—	—	6	3.820
	121087349	Carlsbad	CA	1	—	2,033	2,033	—	—	5	3.000
	121087358	Philadelphia City	PA	1	—	4,000	4,000	—	—	—	6.400
	121087361	Oswego	OR	1	—	3,574	3,574	—	—	13	4.260
	121087362	Atlanta	GA	1	—	3,168	3,168	—	—	10	3.960
	121087376	Sterling Heights	MI	1	—	739	739	—	—	2	3.620
	121087378	Pittsburgh	PA	1	—	1,656	1,656	—	—	5	3.690
	121087381	San Diego	CA	1	—	1,980	1,980	—	—	5	3.130
	121087382	San Diego	CA	1	—	1,753	1,753	—	—	5	3.090
	121087384	Culver City	CA	1	—	2,597	2,597	—	—	7	3.170
	121087388	Riverside	CA	1	—	879	879	—	—	2	3.270
	121087389	Palmdale	CA	1	—	1,187	1,187	—	—	3	3.270
	121087394	Richmond	TX	1	—	2,136	2,136	—	—	7	4.000
	121087396	Seattle	WA	1	—	5,000	5,000	—	—	17	4.000
	121087397	Nashville	TN	1	—	1,125	1,125	—	—	4	4.350
	121087403	Houston	TX	1	—	4,093	4,093	—	—	12	3.470
	121087404	Blaine	MN	1	—	1,468	1,468	—	—	4	3.320
	121087405	Monroe	WA	1	—	3,969	3,969	—	—	11	3.390
	121087407	Victorville	CA	1	—	1,631	1,631	—	—	4	2.960
	121087409	Pompano Beach	FL	1	—	1,675	1,675	—	—	4	2.740
	121087411	Syracyse Utah	UT	1	—	2,192	2,192	—	—	5	2.520
	121087414	Fountain Valley	CA	1	—	5,420	5,420	—	—	23	5.100
	121087415	Avenel	NJ	1	—	1,075	1,075	—	—	5	5.900
	121087416	Bradenton	FL	1	—	2,600	2,600	—	—	13	5.790
	Total Other			42	—	96,949	96,949	—	—	285	4.071

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages
December 31, 2023
(in thousands)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages					Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held at end of period (e)
Loan No.	Description (a)	Property Location	Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

Unallocated Reserve for Losses					378	378
Total First Mortgage Loans on Real Estate			42	$—	$96,571	$96,571	$—	$—	$285	4.071%

Part 3 - Location of mortgaged properties				Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed
State in which mortgaged property is located		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

California	CA	8	$—	$17,480	$17,480	$—	$—
Connecticut	CT	2	$—	6,308	6,308	—	—
Florida	FL	3	$—	5,650	5,650	—	—
Georgia	GA	3	$—	6,506	6,506	—	—
Illinois	IL	2	$—	3,007	3,007	—	—
Indiana	IN	2	$—	4,480	4,480
Kentucky	KY	1	$—	389	389	—	—
Michigan	MI	1	$—	739	739	—	—
Minnesota	MN	1	$—	1,468	1,468	—	—
North Dakota	ND	1	$—	1,936	1,936	—	—
New Jersey	NJ	1	$—	1,075	1,075	—	—
Nevada	NV	1	$—	4,481	4,481	—	—
New York	NY	2	$—	3,139	3,139	—	—
Oregon	OR	1	$—	3,574	3,574	—	—
Pennsylvania	PA	4	$—	11,252	11,252	—	—
South Carolina	SC	1	$—	867	867	—	—
Tennessee	TN	2	$—	5,125	5,125	—	—
Texas	TX	2	$—	6,229	6,229	—	—
Utah	UT	2	$—	4,275	4,275	—	—
Washington	WA	2	$—	8,969	8,969	—	—
Total		42	—	96,949	96,949	—	—
Unallocated Reserve for Losses				378	378
Total		42	$—	$96,571	$96,571	$—	$—
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
(e) Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense. In lieu thereof, the average gross interest rates (exclusive of amortization of discounts and premiums) on mortgage loans held as of December 31, 2023 are shown by type and class of loan.

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

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages (continued)
December 31, 2021
(in thousands)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages						Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held at end of period (e)
Loan No.	Description (a)	Property Location		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

	121087404	Blaine	MN	1	—	1,680	1,680	—	—	5	3.320
	121087405	Monroe	WA	1	—	4,151	4,151	—	—	12	3.390
	121087406	Kokomo	IN	1	—	3,000	3,000	—	—	7	3.000
	121087407	Victorville	CA	1	—	1,986	1,986	—	—	5	2.960
	121087409	Pompano Beach	FL	1	—	1,779	1,779	—	—	4	2.740
	121087411	Syracyse	UT	1	—	2,650	2,650	—	—	—	2.520
	Total Other			53	—	116,440	116,440	—	—	346	3.626
Unallocated Reserve for Losses						493
Total First Mortgage Loans on Real Estate				53	$—	$115,947	$116,440	$—	$—	$346	3.626%

Part 3 - Location of mortgaged properties				Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed
State in which mortgaged property is located		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

California	CA	9	$—	$19,949	$19,949	$—	$—
Connecticut	CT	2	—	6,766	6,766	—	—
Florida	FL	3	—	6,961	6,961	—	—
Georgia	GA	6	—	8,265	8,265	—	—
Illinois	IL	3	—	6,708	6,708	—	—
Indiana	IN	1		3,000	3,000	—	—
Kansas	KS	1	—	907	907	—	—
Kentucky	KY	1	—	854	854	—	—
Michigan	MI	1	—	1,458	1,458	—	—
Minnesota	MN	1	—	1,680	1,680	—	—
North Carolina	NC	2	—	1,180	1,180	—	—
North Dakota	ND	1	—	3,306	3,306	—	—
Nevada	NV	1	—	2,578	2,578	—	—
New York	NY	2	—	3,717	3,717	—	—
Oregon	OR	1	—	4,147	4,147	—	—
Pennsylvania	PA	4	—	11,865	11,865	—	—
South Carolina	SC	1	—	1,309	1,309	—	—
Tennessee	TN	2	—	2,085	2,085	—	—
Texas	TX	4	—	9,073	9,073	—	—
Utah	UT	3	—	4,989	4,989	—	—
Virginia	VA	1	—	1,858	1,858	—	—
Washington	WA	3	—	13,785	13,785	—	—
Total		53	—	116,440	116,440	—	—
Unallocated Reserve for Losses				493
Total		53	$—	$115,947	$116,440	$—	$—
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

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages
Years Ended December 31, 2023, 2022 and 2021
(in thousands)

The average gross interest rates on mortgage loans held as of December 31, 2023, 2022 and 2021 are summarized as follows:

	2023	2022	2021
Combined average	4.071%	3.692%	3.626%

(f)  Following is a reconciliation of the carrying amount of mortgage loans for the years ended December 31, 2022, 2021 and 2020.

	2023	2022	2021

Balance at beginning of period	$102,163	$115,947	$122,319
Additions during period:
Purchases and fundings	8,418	10,743	13,937
Impact of of change in accounting policies	—	—	—
Deductions during period:
Collections of principal	(14,084)	(24,569)	(20,747)
Provision for credit loss	74	42	438
Net additions (deductions)	(5,592)	(13,784)	(6,372)
Balance at end of period	$96,571	$102,163	$115,947

(g) The aggregate cost of mortgage loans for federal income tax purposes as of December 31, 2023 was $96,949.

(h) As of December 31, 2023, an unallocated allowance for credit losses on first mortgage loans of $378 is recorded.

Ameriprise Certificate Company
Schedule V — Qualified Assets on Deposit
December 31, 2023 and 2022
(in thousands)

Name of Depositary	December 31, 2023
	Investment Securities	Mortgage Loans (b)	Other (c)	Total
	Bonds and Notes (a)

Deposits with states or their depositories to meet requirements of statutes and agreements:
Illinois - Secretary of State of Illinois	$56	$—	$—	$56
New Jersey - Commissioner of Banking and Insurance of New Jersey	51	—	—	51
Pennsylvania - Treasurer of the State of Pennsylvania	154	—	—	154
Texas - Treasurer of the State of Texas	208	—	—	208
Total State Deposits to meet requirements of statutes and agreements	469	—	—	469
Total Central Depository - Ameriprise Trust Company	14,029,016	96,571	86,697	14,212,284
Total Deposits	$14,029,485	$96,571	$86,697	14,212,753
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

Ameriprise Certificate Company
Schedule VI — Certificate Reserves
Year Ended December 31, 2023
(in thousands)
Part 1 - Summary of Changes

Description	December 31, 2023
Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
	No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Installment certificates:
Reserves to mature:
Inst I95	594	$—	$6,739	$—	$4,391	$321	$(307)	$(2,760)	$—	650	$—	$8,384
Inst-E	6	—	41	—	18	2	—	(3)	—	6	—	58
RP-Q-Installment	1	6	5	—	—	—	—	(5)	—	—	—	—
Inst-R	145	54,593	1,130	—	216	50	(50)	(127)	—	159	54,754	1,219
Inst-R-E	4	2,451	485	—	84	23	—	(1)	—	4	2,451	591
Total	750	57,050	8,400	—	4,709	396	(357)	(2,896)	—	819	57,205	10,252
Additional credits and accrued interest thereon:
Inst I95	—	—	11	327	—	—	—	—	(321)	—	—	17
Inst-E	—	—	—	2	—	—	—	—	(2)	—	—	—
Inst-R	—	—	2	51	—	—	—	—	(50)	—	—	3
Inst-R-E	—	—	—	23	—	—	—	—	(23)	—	—	—
Total	—	—	13	403	—	—	—	—	(396)	—	—	20
Total Installment Certificates	750	57,050	8,413	403	4,709	396	(357)	(2,896)	(396)	819	57,205	10,272

Single Pay - Non Qualified Certificates
Single - Payment certificates:
IC-Flexible Savings (Variable Term) - 165	109,643	4,975,770	5,041,386	—	6,093,786	295,677	(6,881)	(2,871,368)	—	183,107	8,280,708	8,552,600
IC - Stepup - 190	109	5,382	5,571	—	—	66	—	(977)	—	90	4,465	4,660
Cash Reserve Variables PMT - 3mo. - 662	63,421	1,515,402	1,520,410	—	1,928,223	22,242	(2,506)	(2,388,879)	—	58,618	1,068,512	1,079,490
IC-Stock Market - 180	2,790	17,102	19,483	—	7	388	(1,258)	(4,920)	—	1,952	11,880	13,700
IC-MSC - 181	2,776	46,649	52,708	—	381	995	(1,824)	(15,082)	—	2,113	32,655	37,178
IC-Stock1 - 210	5,249	42,309	43,677	—	5,352	1,001	—	(16,298)	—	4,329	32,141	33,732
IC-Stock2 - 220	752	14,756	15,383	—	2,947	24	—	(4,895)	—	692	13,059	13,459
IC-Stock3 - 230	1,557	24,091	25,493	—	3,954	336	—	(7,523)	—	1,245	21,020	22,260
Total	186,297	6,641,461	6,724,111	—	8,034,650	320,729	(12,469)	(5,309,942)	—	252,146	9,464,440	9,757,079
Additional credits and accrued interest thereon:
IC-Flexible Savings	—	—	6,610	311,896	—	—	—	(5,867)	(295,715)	—	—	16,924
IC-Stepup -190	—	—	8	154	—	—	—	(87)	(66)	—	—	9
Cash Reserve Variable Payment-3mo.	—	—	905	27,292	—	—	—	(5,185)	(22,243)	—	—	769
IC-Stk Mkt, 2004/16/31-4000/16	—	—	4	22	—	—	—	(1)	(9)	—	—	16
IC-Stock1 - 210	—	—	9	52	—	—	—	(2)	(25)	—	—	34
IC-Stock2 - 220	—	—	3	10	—	—	—	—	(1)	—	—	12
IC-Stock3 - 230	—	—	10	31	—	—	—	(1)	(5)	—	—	35
IC-MSC	—	—	3	83	—	—	—	—	(64)	—	—	22
Total	—	—	7,552	339,540	—	—	—	(11,143)	(318,128)	—	—	17,821
Accrued for additional credits to be allowed at next anniversaries:
SP 75	—	—	(1)	—	—	—	—	—	—	—	—	(1)
IC-Stock	—	—	67	1,032	—	—	—	(1)	(379)	—	—	719
IC-Stock1 - 210	—	—	144	2,599	—	—	—	(62)	(976)	—	—	1,705
IC-Stock2 - 220	—	—	35	1,054	—	—	—	—	(23)	—	—	1,066
IC-Stock3 - 230	—	—	410	2,151	—	—	—	(17)	(330)	—	—	2,214
IC-Market Strategy Certificate - Part Int 2019/2102/4061	—	—	127	2,471	—	—	—	(18)	(931)	—	—	1,649

Ameriprise Certificate Company
Schedule VI — Certificate Reserves
Year Ended December 31, 2023
(in thousands)

Description		December 31, 2023
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Total		—	—	782	9,307	—	—	—	(98)	(2,639)	—	—	7,352
Total Single Pay - Non Qualified Certificates		186,297	6,641,461	6,732,445	348,847	8,034,650	320,729	(12,469)	(5,321,183)	(320,767)	252,146	9,464,440	9,782,252

R-Series Single Pay - Qualified Certificates
R-77 - 910	3.5	9	12	26	—	—	1	—	(6)	—	3	9	21
R78 - 911	3.5	3	12	23	—	—	1	—	—	—	3	12	24
R-79 - 912	3.5	5	39	71	—	—	1	—	(34)	—	4	20	38
R-80 - 913	3.5	3	21	35	—	—	1	—	—	—	3	20	36
R-81 - 914	3.5	1	10	18	—	—	1	—	—	—	1	10	19
R-82A - 915	3.5	6	26	34	—	—	1	—	(4)	—	6	26	31
RP-Q - 916		22	28	83	—	—	1	—	(13)	—	19	23	71
R-II - 920	3.5	7	57	59	—	—	2	—	(12)	—	6	45	49
RP-Flexible Savings - 971		44,721	1,829,220	1,853,303	—	2,050,512	107,948	(2,206)	(820,684)	—	72,043	3,089,920	3,188,873
Cash Reserve RP-3 mo. - 972		29,200	643,893	645,714	—	631,526	8,529	(91)	(857,894)	—	27,095	423,554	427,784
RP-Flexible Savings Emp - 973		1	71	83	—	—	2	—	—	—	1	71	85
RP-Stock Market - 960		866	8,225	9,154	—	4	214	(497)	(2,778)	—	573	5,414	6,097
RP-Stepup - 940		78	2,127	2,262	—	—	48	—	(731)	—	53	1,448	1,579
RP-Stock1 - 941		1,577	16,581	17,127	—	2,369	403	—	(5,728)	—	1,228	13,587	14,171
RP-Stock2 - 942		421	7,292	7,551	—	1,322	16	—	(3,081)	—	332	5,648	5,808
RP-Stock3 - 943		948	12,506	13,208	—	2,753	224	—	(3,337)	—	744	12,179	12,848
Market Strategy Cert - 961		680	14,926	15,944	—	42	303	(437)	(4,016)	—	515	11,034	11,836
D-1 990-993		2	801	894	—	—	28	—	(542)	—	2	309	380
Total		78,550	2,535,847	2,565,589	—	2,688,528	117,724	(3,231)	(1,698,860)	—	102,631	3,563,329	3,669,750
Additional Interest on R-Series Single Payment Reserves:
R-77	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-78	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-79	3.5	—	—	—	1	—	—	—	(1)	(1)	—	—	(1)
R-80	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-81	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-82A	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
RP-Q		—	—	—	2	—	—	—	—	(2)	—	—	—
R-II	3.5	—	—	—	2	—	—	—	—	(2)	—	—	—
RP-Flexible Savings		—	—	2,380	113,049	—	—	—	(1,196)	(107,947)	—	—	6,286
RP-Stepup - 940		—	—	2	48	—	—	—	—	(48)	—	—	2
Cash Reserve RP-3 mo.		—	—	374	10,646	—	—	—	(2,188)	(8,529)	—	—	303
RP-Flexible Savings Emp		—	—	—	2	—	—	—	—	(2)	—	—	—
RP-Stock Market		—	—	2	7	—	—	—	(1)	(4)	—	—	4
RP-Stock1		—	—	5	38	—	—	—	(1)	(19)	—	—	23
RP-Stock2		—	—	1	3	—	—	—	—	(1)	—	—	3
RP-Stock3		—	—	4	19	—	—	—	—	(2)	—	—	21
Market Strategy Cert		—	—	4	48	—	—	—	—	(28)	—	—	24
D-1 - 400		7	7	—	32	—	—	—	(4)	(28)	5	5	—
Total		7	7	2,772	123,902	—	—	—	(3,391)	(116,618)	5	5	6,665
Accrued for additional credits to be allowed at next anniversaries:
RP-Stock Market		—	—	27	494	—	—	—	—	(210)	—	—	311
RP-Stock1 - 941		—	—	52	1,016	—	—	—	(4)	(385)	—	—	679

Ameriprise Certificate Company
Schedule VI — Certificate Reserves
Year Ended December 31, 2023
(in thousands)

Description	December 31, 2023
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

RP-Stock2 - 942		—	—	18	475	—	—	—	—	(15)	—	—	478
RP-Stock3 - 943		—	—	255	1,323	—	—	—	—	(222)	—	—	1,356
Market Strategy Cert		—	—	31	737	—	—	—	(6)	(276)	—	—	486
Total		—	—	383	4,045	—	—	—	(10)	(1,108)	—	—	3,310
Total R-Series Single Pay - Qualified Certificates		78,557	2,535,854	2,568,744	127,947	2,688,528	117,724	(3,231)	(1,702,261)	(117,726)	102,636	3,563,334	3,679,725

Optional Settlement Certificates
Other series and conversions from Single Payment Certificates	2.5-3 - 3-3.5	—	—	3,761	103	—	1	(718)	(338)	—	—	—	2,809
Series R-II & RP-2-84 - 88 -Prod 921	3.5	—	—	19	1	—	—	—	—	—	—	—	20
Add’l credits and accrued int. thereon	2.5-3	—	—	17	1	—	—	(4)	(1)	—	—	—	13
Accrued for additional credits to be allowed at next anniversaries		—	—	(2)	—	—	—	—	—	(1)	—	—	(3)
Total Optional Settlement		—	—	3,795	105	—	1	(722)	(339)	(1)	—	—	2,839
Due to unlocated cert holders		—	—	433	—	—	451	—	—	(254)	—	—	630
Total Certificate Reserves (1)		265,604	$9,234,365	$9,313,830	$477,302	$10,727,887	$439,301	$(16,779)	$(7,026,679)	$(439,144)	355,601	$13,084,979	$13,475,718
(1) Total certificate reserves does not include Stock Market Certificates embedded derivatives of $9.3 million and $3.6 million or its intrinsic interest of $(14.3) million and $(4.0) million as of December 31, 2023 and 2022, respectively. These amounts are included in Total certificate reserves.

Ameriprise Certificate Company
Schedule VI — Certificate Reserves
Year Ended December 31, 2023
(in thousands)
Part 2 - Descriptions of Additions to Reserves Charged to
Other Accounts and Deductions from Reserves Credited to Other Accounts

Year Ended December 31, 2023
Additional credits on installment certificates and accrued interest thereon:
Other additions represent:
Transfers from maturities to extended maturities, additional credits/interest and advance payments	$396

Other deductions represent:
Transfers to reserves on a quarterly basis for Reserve Plus Flexible-Payment, IC-Q-Installment and R-Flexible-Payment	$(396)

Optional settlement certificates:
Other additions represent:
Transfers from installment certificate reserves (less surrender charges), optional settlement privileges	$1

Other deductions represent:
Transfers to accruals for additional credits to be allowed at next anniversaries	$(1)

Single-Payment certificates:
Other additions represent:
Flexible Savings	$295,677
Stepup	66
Cash Reserve-3mo	22,242
Stock Market	388
IC-Stock1	1,001
IC-Stock2	24
IC-Stock3	336
Market Strategy	995
RP-Q	1
Cash Reserve-RP-3mo	8,529
Flexible Savings-RP	107,948
Stepup-RP	48
Flexible Savings-RP-Emp	2
Stock Market-RP	214
RP-Stock1	403
RP-Stock2	16
RP-Stock3	224
Market Strategy-RP	303
Transfers from accruals at anniversaries maintained in a separate reserve account	36
$438,453

Ameriprise Certificate Company
Schedule VI — Certificate Reserves
Year Ended December 31, 2023
(in thousands)

Year Ended December 31, 2023
Other deductions represent:
Transfers to optional settlement reserves:
Single-Payment	$(3,059)
Transfers to reserves for additional credits and accrued interest thereon	36
Flexible Savings	(295,715)
Stepup	(66)
Cash Reserve-3mo	(22,243)
Stock Market	(9)
Stock1	(25)
Stock2	(1)
Stock3	(5)
Market Strategy Cert	(64)
Cash Reserve-RP-3mo	(8,529)
Flexible Savings-RP	(107,947)
Stepup-RP	(48)
Flexible Savings-RP-Emp	(2)
Stock Market-RP	(214)
RP-Stock1	(404)
RP-Stock2	(16)
RP-Stock3	(224)
Transfers to Federal tax withholding	42
$(438,493)

Due to unlocated certificate holders:
Other additions represent:
Amounts equivalent to payments due certificates holders who could not be located	$451

Other deductions represent:
Payments to certificate holders credited to cash	$(254)

Ameriprise Certificate Company
Schedule VI — Certificate Reserves
Year Ended December 31, 2023
(in thousands)
Part 3 - Information Regarding Installment Certificates

MO’s Paid	Number of Accounts w/Certificate Holders		Amount of Maturity Value		Amount of Reserves		Deduction from Reserves Cash Surrenders Prior to Maturity Surrender	Other Deductions
	2022	2023	2022	2023	2022	2023	2023	2023

1-12	260	214	$40,887	$6,544	$2,219	$1,215	$44	$—
13-24	57	212	4,086	37,848	366	2,348	319	—
25-36	39	44	135	3,845	565	251	135	—
37-48	65	33	2,850	121	965	520	60	—
49-60	77	61	5,260	2,779	914	1,289	24	—
61-72	50	74	583	5,260	565	834	6	—
73-84	67	47	203	583	851	779	8	—
85-96	53	65	2,116	203	1,095	1,911	22	—
97-108	42	42	924	22	496	649	7	—
109-120	39	27	—	—	359	456	62	—
121-132	—	—	—	—	—	—	114	—
133-144	—	—	—	—	—	—	—	—
145-156	—	—	—	—	—	—	—	—
157-168	—	—	—	—	—	—	—	—
169-180	—	—	—	—	—	—	—	—
181-192	—	—	—	—	—	—	—	—
193-204	—	—	—	—	—	—	—	—
205-216	—	—	—	—	—	—	—	—
217-228	—	—	—	—	—	—	—	—
229-240	—	—	—	—	—	—	—	—
241-252	—	—	—	—	—	—	—	—
253-264	—	—	—	—	—	—	—	—
265-276	—	—	—	—	—	—	—	—
277-288	—	—	—	—	—	—	—	—
289-300	—	—	—	—	—	—	—	—
301-312	—	—	—	—	—	—	—	—
313-324	—	—	—	—	—	—	—	—
325-336	—	—	—	—	—	—	—	—
337-348	—	—	—	—	—	—	—	—
349-360	—	—	—	—	—	—	—	—
361-372	—	—	—	—	—	—	—	—
373-384	—	—	—	—	—	—	—	—
385-396	—	—	—	—	—	—	—	—
397-408	—	—	—	—	—	—	—	—
409-420	—	—	—	—	—	—	—	—
457-468	—	—	—	—	—	—	—	—
469-480	1	—	6	—	5	—	—	—
481-492	—	—	—	—	—	—	5	—
TOTAL - ALL SERIES	750	819	$57,050	$57,205	$8,400	$10,252	$806	$—

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

Ameriprise Certificate Company
Schedule VII — Valuation and Qualifying Accounts
Years Ended December 31, 2023, 2022 and 2021
(in thousands)

Reserves deducted from assets to which they apply	Year Ended December 31, 2023
	Balance at beginning of period	Change in allowance/ writedowns from 2022 to 2023	Balance at end of period
Allowance for credit losses:
Conventional first mortgage loans and other loans	$1,472	$(139)	$1,333

Reserves deducted from assets to which they apply	Year Ended December 31, 2022
	Balance at beginning of period	Change in allowance/ writedowns from 2021 to 2022	Balance at end of period
Allowance for losses:
Conventional first mortgage loans and other loans	$1,518	$(46)	$1,472

Reserves deducted from assets to which they apply	Year Ended December 31, 2021
	Balance at beginning of period(1)	Change in allowance/ writedowns from 2020 to 2021	Balance at end of period
Allowance for losses:
Conventional first mortgage loans and other loans	$3,190	$(1,672)	$1,518