Form 10-Q
period 2024-03-31
AMERIPRISE CERTIFICATE CO
filed 2024-05-06
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	811-00002

AMERIPRISE CERTIFICATE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	41-6009975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $10 per share)	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at May 6, 2024
Common Stock (par value $10 per share)	150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Index
AMERIPRISE CERTIFICATE COMPANY
FORM 10-Q

Index
AMERIPRISE CERTIFICATE COMPANY
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Investment income	$201,196	$129,909
Investment expenses	12,735	12,109
Net investment income before provision for certificate reserves and income taxes	188,461	117,800
Net provision for certificate reserves	153,230	82,933
Net investment income before income taxes	35,231	34,867
Income tax expense	7,919	8,851
Net investment income, after-tax	27,312	26,016

Net realized gain (loss) on investments before income taxes	(544)	(635)
Income tax expense (benefit)	(114)	(133)
Net realized gain (loss) on investments, after-tax	(430)	(502)
Net income	$26,882	$25,514
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net income	$26,882	$25,514
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period	4,584	21,361
Reclassification of net (gains) losses on securities included in net income	(69)	266
Total other comprehensive income (loss), net of tax	4,515	21,627
Total comprehensive income (loss)	$31,397	$47,141
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2024	December 31, 2023
	(in thousands, except share data)
Assets
Qualified Assets
Cash and cash equivalents	$903,570	$913,063
Investments in unaffiliated issuers (allowance for credit losses: 2024, $905; 2023, $1,333)	13,071,924	13,220,339
Receivables	52,423	57,822
Derivative assets	21,165	17,255
Total qualified assets	14,049,082	14,208,479
Deferred taxes, net	20,892	19,600
Taxes receivable from parent	—	3,367
Due from related party	1	17,907
Total assets	$14,069,975	$14,249,353

Liabilities and Shareholder’s Equity
Liabilities
Certificate reserves	$13,211,074	$13,470,674
Due to related party	13,195	8,092
Taxes payable to parent	7,343	122
Payables to brokers, dealers and clearing organizations	70,810	6,150
Derivative liabilities	15,695	11,496
Other liabilities	68,103	63,461
Total liabilities	13,386,220	13,559,995

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	612,167	612,167
Retained earnings	138,660	148,778
Accumulated other comprehensive income (loss), net of tax	(68,572)	(73,087)
Total shareholder’s equity	683,755	689,358
Total liabilities and shareholder’s equity	$14,069,975	$14,249,353

See Notes to Consolidated Financial Statements.

Index
AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
				Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Un-appropriated
	(in thousands, except share data)
Balance at January 1, 2024	150,000	$1,500	$612,167	$27,031	$15	$121,732	$(73,087)	$689,358
Net income	—	—	—	—	—	26,882	—	26,882
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	4,515	4,515
Transfers between appropriated and unappropriated, net	—	—	—	(9,175)	—	9,175	—	—
Dividend to parent	—	—	—	—	—	(37,000)	—	(37,000)
Balance at March 31, 2024	150,000	$1,500	$612,167	$17,856	$15	$120,789	$(68,572)	$683,755

Balance at January 1, 2023	150,000	$1,500	$481,667	$15,960	$15	$30,686	$(115,345)	$414,483
Net income	—	—	—	—	—	25,514	—	25,514
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	21,627	21,627
Transfers between appropriated and unappropriated, net	—	—	—	3,991	—	(3,991)	—	—
Capital contribution from parent	—	—	77,000	—	—	—	—	77,000
Balance at March 31, 2023	150,000	$1,500	$558,667	$19,951	$15	$52,209	$(93,718)	$538,624
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cash Flows from Operating Activities
Net income	$26,882	$25,514
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, accretion of discounts, net	(41,922)	(29,256)
Deferred income tax expense (benefit)	(2,716)	(769)
Net realized (gain) loss on Available-for-Sale securities	(87)	337
Other net realized (gain) loss	(1)	3
Provision for credit losses	632	295
Changes in operating assets and liabilities:
Dividends and interest receivable	29,784	4,596
Certificate reserves, net	258	6,498
Taxes payable to/receivable from parent, net	10,588	7,492
Derivatives, net of collateral	735	(159)
Other liabilities	(12,901)	9,947
Other receivables	103	(187)
Payables to brokers, dealers and clearing organizations	—	53,286
Other, net	(1,736)	(2,273)
Net cash provided by (used in) operating activities	9,619	75,324

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	—	111,726
Maturities, redemptions, calls and other	2,384,519	706,635
Purchases	(2,152,047)	(2,306,845)
Syndicated loans and commercial mortgage loans:
Sales, maturities and repayments	6,415	11,261
Purchases and fundings	(3,029)	(1,582)
Certificate loans, net	11	3
Net cash provided by (used in) investing activities	235,869	(1,478,802)

Cash Flows from Financing Activities
Payments from certificate holders and other additions	1,655,857	3,590,293
Certificate maturities and cash surrenders	(1,873,838)	(1,821,892)
Capital contribution from parent	—	77,000
Dividend to parent	(37,000)	—
Net cash provided by (used in) financing activities	(254,981)	1,845,401

Net increase (decrease) in cash and cash equivalents	(9,493)	441,923
Cash and cash equivalents at beginning of period	913,063	1,180,868
Cash and cash equivalents at end of period	$903,570	$1,622,791

Supplemental disclosures including non-cash transactions:
Cash paid (received) for income taxes	$250	$1,687
Cash paid for interest	154,701	77,751
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.  Basis of Presentation
Nature of Business
Ameriprise Certificate Company (“ACC”) is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial” or the “Parent”). ACC is registered as an investment company under the Investment Company Act of 1940. The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). ACC uses the consolidation method of accounting for its wholly owned subsidiary, Investors Syndicate Development Corp. The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods have been made. All adjustments made were of a normal recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Annual Report on Form 10-K of ACC for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on February 22, 2024 (“2023 10-K”).
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
2.  Recent Accounting Pronouncements
Future Adoption of New Accounting Standards
Segment Reporting – Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, updating reportable segment disclosure requirements in accordance with Topic 280, Segment Reporting (“Topic 280”), primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss and contain other disclosure requirements. The amendments also expand Topic 280 disclosures to public entities with one reportable segment. The amendments are effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Early adoption is permitted. The Company is assessing changes to the segment-related disclosures resulting from the standard. The adoption of the standard will not have an impact on the Company’s consolidated results of operations and financial condition as the standard is disclosure-related only.
Income Taxes – Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, updating the accounting standards related to income tax disclosures, primarily focused on the disaggregation of income taxes paid and the rate reconciliation table. The standard is to be applied prospectively with an option for retrospective application and is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is assessing changes to the income tax-related disclosures resulting from the standard. The adoption of the standard will not have an impact on the Company’s consolidated results of operations and financial condition as the standard is disclosure-related only.
3.  Investments
Investments in unaffiliated issuers were as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Available-for-Sale securities: Fixed maturities, at fair value (allowance for credit losses: 2024 and 2023, nil; amortized cost: 2024, $12,985,060; 2023, $13,135,364)	$12,892,672	$13,037,037
Commercial mortgage loans and syndicated loans, at cost (allowance for credit losses: 2024, $905; 2023, $1,333; fair value: 2024, $175,741; 2023, $178,850)	179,228	183,268
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	24	34
Total	$13,071,924	$13,220,339

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Available-for-Sale securities distributed by type were as follows:

Description of Securities	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt securities	$1,477,505	$1,057	$(4,380)	$1,474,182
Residential mortgage backed securities	4,410,215	14,949	(99,163)	4,326,001
Commercial mortgage backed securities	1,858,420	6,256	(17,563)	1,847,113
Asset backed securities	2,454,635	7,746	(1,144)	2,461,237
State and municipal obligations	1,250	—	(62)	1,188
U.S. government and agency obligations	2,783,035	225	(309)	2,782,951
Total	$12,985,060	$30,233	$(122,621)	$12,892,672

Description of Securities	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt securities	$1,722,491	$3,100	$(4,586)	$1,721,005
Residential mortgage backed securities	4,217,845	18,865	(101,830)	4,134,880
Commercial mortgage backed securities	1,913,637	4,708	(25,900)	1,892,445
Asset backed securities	2,640,240	8,575	(1,701)	2,647,114
State and municipal obligations	1,250	—	(67)	1,183
U.S. government and agency obligations	2,639,901	1,158	(649)	2,640,410
Total	$13,135,364	$36,406	$(134,733)	$13,037,037
As of March 31, 2024 and December 31, 2023, accrued interest of $45.5 million and $47.4 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Receivables.
As of both March 31, 2024 and December 31, 2023, fixed maturity securities comprised approximately 92% of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. As of March 31, 2024 and December 31, 2023, $56.9 million and $16.9 million, respectively, worth of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC.
A summary of fixed maturity securities by rating was as follows:

Ratings	March 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$7,296,070	$7,238,330	56%	$6,497,442	$6,432,988	49%
AA	3,994,984	3,961,284	31	4,667,593	4,633,823	36
A	476,804	476,713	4	458,233	457,526	3
BBB	1,212,600	1,211,925	9	1,506,666	1,507,511	12
Below investment grade	4,602	4,420	—	5,430	5,189	—
Total fixed maturities	$12,985,060	$12,892,672	100%	$13,135,364	$13,037,037	100%
As of March 31, 2024 and December 31, 2023, approximately 94% and 85% of securities rated AA were GNMA, FNMA and FHLMC mortgage backed securities, respectively. As of March 31, 2024, ACC had eight issuers with holdings totaling $659.2 million that individually were between 10% and 14% of total shareholder’s equity. As of December 31, 2023, ACC had nine issuers with holdings totaling $774.2 million that individually were between 10% and 19% of total shareholder’s equity. There were no other holdings of any other issuer greater than 10% of total shareholder’s equity as of March 31, 2024 and December 31, 2023.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	March 31, 2024
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Corporate debt securities	57	$877,981	$(2,916)	26	$284,853	$(1,464)	83	$1,162,834	$(4,380)
Residential mortgage backed securities	29	1,055,991	(6,918)	250	1,701,638	(92,245)	279	2,757,629	(99,163)
Commercial mortgage backed securities	4	72,516	(96)	60	922,223	(17,467)	64	994,739	(17,563)
Asset backed securities	35	700,533	(901)	17	98,049	(243)	52	798,582	(1,144)
State and municipal obligations	—	—	—	2	1,188	(62)	2	1,188	(62)
U.S. government and agency obligations	12	1,316,834	(309)	1	55	—	13	1,316,889	(309)
Total	137	$4,023,855	$(11,140)	356	$3,008,006	$(111,481)	493	$7,031,861	$(122,621)

Description of Securities	December 31, 2023
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Corporate debt securities	56	$865,152	$(2,433)	28	$342,354	$(2,153)	84	$1,207,506	$(4,586)
Residential mortgage backed securities	24	1,195,734	(9,911)	255	1,516,870	(91,919)	279	2,712,604	(101,830)
Commercial mortgage backed securities	11	325,203	(3,515)	59	781,839	(22,385)	70	1,107,042	(25,900)
Asset backed securities	39	640,049	(1,002)	26	320,391	(699)	65	960,440	(1,701)
State and municipal obligations	—	—	—	2	1,183	(67)	2	1,183	(67)
U.S. government and agency obligations	10	954,302	(648)	1	55	(1)	11	954,357	(649)
Total	140	$3,980,440	$(17,509)	371	$2,962,692	$(117,224)	511	$6,943,132	$(134,733)
As part of ACC’s ongoing monitoring process, management determined that the decrease in gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the three months ended March 31, 2024 is primarily attributable to the impact of tighter credit spreads partially offset by the impact of higher interest rates. As of March 31, 2024, ACC did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. ACC does not intend to sell these securities and does not believe that it is more likely than not that ACC will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of March 31, 2024 and December 31, 2023, approximately 98% and 97%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
There were no amounts recognized in the allowance for credit losses on Available-for-Sale securities during the three months ended March 31, 2024 and 2023.
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

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following table presents rollforwards of the net unrealized gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss) (“AOCI”):

	Net Unrealized Gains (Losses) on Securities	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Gains (Losses) on Securities
	(in thousands)
Balance at January 1, 2024	$(98,326)	$25,239	$(73,087)
Net unrealized gains (losses) on securities arising during the period (1)	6,025	(1,441)	4,584
Reclassification of net (gains) losses on securities included in net income (2)	(87)	18	(69)
Balance at March 31, 2024	$(92,388)	$23,816	$(68,572)

Balance at January 1, 2023	$(154,094)	$38,749	$(115,345)
Net unrealized gains (losses) on securities arising during the period (1)	28,141	(6,780)	21,361
Reclassification of net (gains) losses on securities included in net income (2)	337	(71)	266
Balance at March 31, 2023	$(125,616)	$31,898	$(93,718)
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
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net realized gain (loss) on investments before income taxes were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Gross realized investment gains	$93	$135
Gross realized investment losses	(6)	(472)
Total	$87	$(337)
Available-for-Sale securities by contractual maturity as of March 31, 2024 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$3,793,620	$3,790,508
Due after one year through five years	468,170	467,813
	4,261,790	4,258,321
Residential mortgage backed securities	4,410,215	4,326,001
Commercial mortgage backed securities	1,858,420	1,847,113
Asset backed securities	2,454,635	2,461,237
Total	$12,985,060	$12,892,672
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
4.  Financing Receivables
Financing receivables are comprised of commercial loans and certificate loans.
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses:

Commercial Loans
(in thousands)
Balance at January 1, 2024	$1,333
Provisions	632
Write-offs	(1,060)
Balance at March 31, 2024	$905

Balance at January 1, 2023	$1,472
Provisions	295
Balance at March 31, 2023	$1,767
As of March 31, 2024 and December 31, 2023, accrued interest on commercial loans was $1.1 million and $1.2 million, respectively, and is recorded in Receivables and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended March 31, 2024 and 2023, ACC purchased $428 thousand and $394 thousand, respectively, of syndicated loans, and sold $71 thousand and $847 thousand, respectively, of syndicated loans.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were nil and $1.1 million as of March 31, 2024 and December 31, 2023, respectively. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. There were no commercial mortgage loans which management has assigned its highest risk rating as of both March 31, 2024 and December 31, 2023. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both March 31, 2024 and December 31, 2023.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	March 31, 2024
Loan-to-Value Ratio	2024	2023	2022	2021	2020	Prior	Total
	(in thousands)
> 100%	$—	$—	$—	$—	$—	$3,133	$3,133
80% - 100%	—	—	5,400	—	—	—	5,400
60% - 80%	2,600	4,000	—	—	—	3,993	10,593
40% - 60%	—	1,067	—	3,869	3,946	11,443	20,325
< 40%	—	2,600	1,442	6,093	3,000	45,195	58,330
Total	$2,600	$7,667	$6,842	$9,962	$6,946	$63,764	$97,781

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
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type. For the three months ended March 31, 2024, write-offs of commercial mortgage loans were not material.
In addition, ACC reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
	(in thousands)
East North Central	$7,999	$8,226	8%	8%
East South Central	5,404	5,514	6	6
Middle Atlantic	15,240	15,466	16	16
Mountain	8,660	8,756	9	9
New England	6,249	6,308	6	7
Pacific	29,454	30,024	30	31
South Atlantic	12,897	13,023	13	13
West North Central	3,194	3,403	3	4
West South Central	8,684	6,229	9	6
Total	$97,781	$96,949	100%	100%
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
	(in thousands)
Apartments	$30,599	$31,125	31%	32%
Industrial	23,112	23,596	24	24
Mixed use	9,994	10,126	10	11
Office	11,136	11,336	11	12
Retail	14,209	14,574	15	15
Other	8,731	6,192	9	6
Total	$97,781	$96,949	100%	100%
Syndicated Loans
The investment in syndicated loans as of March 31, 2024 and December 31, 2023 was $82.4 million and $87.7 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. Syndicated loans past due as of March 31, 2024 and December 31, 2023 were nil and $1.1 million, respectively. ACC assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality. For the three months ended March 31, 2024, write-offs of syndicated loans were $1.1 million.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	March 31, 2024
Internal Risk Rating	2024	2023	2022	2021	2020	Prior	Total
	(in thousands)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	111	—	—	1,016	1,922	3,049
Risk 3	—	1,953	—	5,039	2,443	7,329	16,764
Risk 2	9,065	15,290	—	6,844	2,072	5,407	38,678
Risk 1	2,386	8,522	833	4,361	1,989	5,770	23,861
Total	$11,451	$25,876	$833	$16,244	$7,520	$20,428	$82,352

	December 31, 2023
Internal Risk Rating	2023	2022	2021	2020	2019	Prior	Total
	(in thousands)
Risk 5	$—	$1,131	$—	$—	$—	$—	$1,131
Risk 4	111	—	—	1,199	1,925	—	3,235
Risk 3	1,963	—	5,050	2,460	1,207	8,106	18,786
Risk 2	20,347	1,998	8,437	2,377	4,658	1,981	39,798
Risk 1	8,557	2,261	6,104	1,993	4,162	1,625	24,702
Total	$30,978	$5,390	$19,591	$8,029	$11,952	$11,712	$87,652
Certificate Loans
Certificate loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to certificate loans, ACC does not record an allowance for credit losses.
Modifications with Borrowers Experiencing Financial Difficulty
Modifications of financing receivables with borrowers experiencing financial difficulty by ACC were not material for the three months ended March 31, 2024 and 2023.
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

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$884,373	$—	$884,373
Available-for-Sale securities:
Corporate debt securities	—	1,456,291	17,891	1,474,182
Residential mortgage backed securities	—	4,326,001	—	4,326,001
Commercial mortgage backed securities	—	1,847,113	—	1,847,113
Asset backed securities	—	2,461,237	—	2,461,237
State and municipal obligations	—	1,188	—	1,188
U.S. government and agency obligations	2,782,951	—	—	2,782,951
Total Available-for-Sale securities	2,782,951	10,091,830	17,891	12,892,672
Equity derivative contracts	—	21,165	—	21,165
Total assets at fair value	$2,782,951	$10,997,368	$17,891	$13,798,210

Liabilities
Stock market certificate embedded derivatives	$—	$9,368	$—	$9,368
Equity derivative contracts	—	15,695	—	15,695
Total liabilities at fair value	$—	$25,063	$—	$25,063

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$894,121	$—	$894,121
Available-for-Sale securities:
Corporate debt securities	—	1,703,151	17,854	1,721,005
Residential mortgage backed securities	—	4,134,880	—	4,134,880
Commercial mortgage backed securities	—	1,892,445	—	1,892,445
Asset backed securities	—	2,647,114	—	2,647,114
State and municipal obligations	—	1,183	—	1,183
U.S. government and agency obligations	2,640,410	—	—	2,640,410
Total Available-for-Sale securities	2,640,410	10,378,773	17,854	13,037,037
Equity derivative contracts	—	17,255	—	17,255
Total assets at fair value	$2,640,410	$11,290,149	$17,854	$13,948,413

Liabilities
Stock market certificate embedded derivatives	$—	$9,300	$—	$9,300
Equity derivative contracts	16	11,480	—	11,496
Total liabilities at fair value	$16	$20,780	$—	$20,796

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Total
	(in thousands)
Balance at January 1, 2024	$17,854	$17,854
Total gains (losses) included in:
Net income	97	97	(1)
Other comprehensive income (loss)	(60)	(60)
Balance at March 31, 2024	$17,891	$17,891

Changes in unrealized gains (losses) in net income relating to assets held at March 31, 2024	$97	$97	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at March 31, 2024	$(60)	$(60)

	Available-for-Sale Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance at January 1, 2023	$9,653	$4,891	$14,544
Total gains (losses) included in:
Net income	26	21	47	(1)
Other comprehensive income (loss)	39	3	42
Purchases	5,033	—	5,033
Settlements	—	(1,100)	(1,100)
Balance at March 31, 2023	$14,751	$3,815	$18,566

Changes in unrealized gains (losses) in net income relating to assets held at March 31, 2023	$26	$(25)	$1	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at March 31, 2023	$39	$3	$42
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets:

	March 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$17,888	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1%	-	1.2%	1.1%

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$17,851	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%	-	1.1%	1.0%

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
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
Derivatives
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both March 31, 2024 and December 31, 2023. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
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
Derivatives
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both March 31, 2024 and December 31, 2023. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
During the reporting periods, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	March 31, 2024
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$81,803	$—	$79,733	$1,737	$81,470
Commercial mortgage loans	97,425	—	—	94,271	94,271
Certificate loans	24	—	24	—	24
Financial Liabilities
Certificate reserves	$13,201,706	$—	$—	$13,151,942	$13,151,942

	December 31, 2023
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$86,697	$—	$80,832	$4,899	$85,731
Commercial mortgage loans	96,571	—	—	93,119	93,119
Certificate loans	34	—	34	—	34
Financial Liabilities
Certificate reserves	$13,461,374	$—	$—	$13,420,205	$13,420,205
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

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	March 31, 2024
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$21,165	$—	$21,165	$(15,695)	$(5,216)	$254
Total	$21,165	$—	$21,165	$(15,695)	$(5,216)	$254

	December 31, 2023
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$17,255	$—	$17,255	$(11,480)	$(4,903)	$872
Total	$17,255	$—	$17,255	$(11,480)	$(4,903)	$872
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	March 31, 2024
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$15,695	$—	$15,695	$(15,695)	$—	$—
Total	$15,695	$—	$15,695	$(15,695)	$—	$—

	December 31, 2023
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$11,480	$—	$11,480	$(11,480)	$—	$—
Exchange-traded	16	—	16	—	—	16
Total	$11,496	$—	$11,496	$(11,480)	$—	$16
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

Index
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
ACC uses derivatives as economic hedges of equity risk related to SMC. ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	March 31, 2024			December 31, 2023
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Equity contracts (1)	$199,262	$21,165	$15,695	$219,404	$17,255	$11,496
Embedded derivatives
Stock market certificates (2)	N/A	—	9,368	N/A	—	9,300
Total derivatives	$199,262	$21,165	$25,063	$219,404	$17,255	$20,796
N/A Not applicable
(1) The gross fair value of equity contracts is included in Derivative assets and Derivative liabilities.
(2) The gross fair value of SMC embedded derivatives is included in Certificate reserves.
See Note 5 for additional information regarding ACC’s fair value measurement of derivative instruments.
As of March 31, 2024 and December 31, 2023, investment securities with a fair value of $423 thousand and $446 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended March 31,
		2024	2023
		(in thousands)
Equity contracts
Stock market certificates	Net provision for certificate reserves	$1,271	$960
Stock market certificates embedded derivatives	Net provision for certificate reserves	(1,197)	(1,930)
Total		$74	$(970)
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

Index
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
9.  Shareholder’s Equity
ACC received cash contributions of nil and $77.0 million from Ameriprise Financial during the three months ended March 31, 2024 and 2023, respectively. ACC received these contributions to maintain compliance with capital requirements and these contributions were outside of the Capital Support Agreement between Ameriprise Financial and ACC. See additional discussion on the Capital Support Agreement in ACC’s 2023 10-K.
ACC paid dividends to Ameriprise Financial of $37.0 million and nil, during the three months ended March 31, 2024 and 2023, respectively.
ACC did not return any contributed capital to Ameriprise Financial during the three months ended March 31, 2024 and 2023, respectively. ACC continued to maintain compliance with the capital requirements of the SEC and the Minnesota Department of Commerce during the three months ended March 31, 2024.
10.  Income Taxes
ACC’s effective tax rate was 22.5% and 25.5% for the three months ended March 31, 2024 and 2023, respectively.
The effective tax rate for the three months ended March 31, 2024 was higher than the statutory rate primarily as a result of state income taxes, net of federal benefit, partially offset by a decrease in unrecognized tax benefits.
The effective tax rate for the three months ended March 31, 2023 was higher than the statutory rate primarily as a result of state income taxes, net of federal benefit.
The lower effective tax rate for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily the result of a decrease in unrecognized tax benefits.
ACC is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Based on analysis of ACC’s tax position, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of both March 31, 2024 and December 31, 2023.
As of March 31, 2024 and December 31, 2023, ACC had $5.0 million and $5.5 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $3.9 million and $4.4 million, net of federal tax benefits, of unrecognized tax benefits as of March 31, 2024 and December 31, 2023, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. ACC estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $1.2 million in the next 12 months primarily due to state statutes of limitations expirations.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized a net increase of $40 thousand and $66 thousand in interest and penalties for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, ACC had a payable of $1.1 million and $1.0 million, respectively, related to accrued interest and penalties.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
ACC files income tax returns as part of its inclusion in the consolidated federal income tax return of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. The Internal Revenue Service (“IRS”) is currently auditing Ameriprise Financial’s U.S. income tax returns for 2019 and 2020. The state income tax returns of Ameriprise Financial or its subsidiaries, including ACC, are currently under examination by various jurisdictions for years ranging from 2017 through 2021.

Index
AMERIPRISE CERTIFICATE COMPANY
ITEM 2.  MANAGEMENT’S NARRATIVE ANALYSIS
The following information should be read in conjunction with Ameriprise Certificate Company’s (“ACC’s”) Consolidated Financial Statements and Notes presented in Part I, Item 1. The following discussion may contain forward-looking statements that reflect ACC’s plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below under “Forward-Looking Statements.” ACC believes it is useful to read its management’s narrative analysis in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on February 22, 2024 (“2023 10-K”), as well as its quarterly reports on Form 10-Q and any current reports on Form 8-K.
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
Current Macroeconomic Environment
ACC operates its business in the broader context of the macroeconomic forces around it, including the global and U.S. economies, changes in interest and inflation rates, financial market volatility, fluctuations in foreign exchange rates, geopolitical strain, pandemics, the competitive environment, client and customer activities and preferences, and the various regulatory and legislative developments. Financial markets and macroeconomic conditions have had and will continue to have a significant impact on ACC’s operating and performance results. ACC’s success may be affected by the factors discussed in Item 1A, “Risk Factors” in ACC’s 2023 10-K and other factors as discussed herein.
Significant Accounting Policies
ACC’s significant accounting policies are discussed in detail in “Management’s Narrative Analysis – Recent Accounting Pronouncements and Significant Accounting Policies” in ACC’s 2023 10-K.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements and their expected impact on ACC’s future results of operations or financial condition, see Note 2 to the Consolidated Financial Statements.
Results of Operations for the Three Months Ended March 31, 2024 and 2023
ACC’s net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income trends occur largely due to changes in returns on ACC’s investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles (“GAAP”).
Net income increased $1.4 million, or 5%, for the three months ended March 31, 2024 compared to the prior year period primarily due to higher investment income and lower income taxes. This increase was partially offset by higher net provision for certificate reserves along with higher investment expenses. ACC has experienced strong growth given the current interest rate environment with client deposits increasing $2.1 billion from the prior year period to $13.2 billion.
Investment income increased $71.3 million, or 55%, for the three months ended March 31, 2024 compared to the prior year period reflecting an increase in the average invested asset yield, driven by an increase in short-term interest rates, and higher average investment balances.
Investment expenses increased $0.6 million, or 5%, for the three months ended March 31, 2024 compared to the prior year period primarily due to volume-driven increases in distribution expenses.
Net provision for certificate reserves increased $70.3 million, or 85%, for the three months ended March 31, 2024 compared to the prior year period primarily due to higher average client crediting rates, as well as higher average certificate balances.
ACC’s effective tax rate was 22.5% for the three months ended March 31, 2024 compared to 25.5% for the prior year period. The decrease in the effective tax rate for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily the result of a decrease in unrecognized tax benefits. See Note 10 to our Consolidated Financial Statements for additional discussion on income taxes.

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
ACC’s management, under the supervision and with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s principal executive officer and principal financial officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2024.
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
ITEM 1A.  RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of ACC’s 2023 10-K.
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

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date:	May 6, 2024	By:	/s/ Abu M. Arif
Abu M. Arif
Chief Executive Officer

Date:	May 6, 2024	By:	/s/ James R. Hill
James R. Hill
Chief Financial Officer