Form 10-Q
period 2024-06-30
AMERIPRISE CERTIFICATE CO
filed 2024-08-06
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	811-00002

AMERIPRISE CERTIFICATE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	41-6009975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $10 per share)	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at August 6, 2024
Common Stock (par value $10 per share)	150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Index
AMERIPRISE CERTIFICATE COMPANY
FORM 10-Q

Index
AMERIPRISE CERTIFICATE COMPANY
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Investment income	$192,326	$159,703	$393,522	$289,612
Investment expenses	14,512	13,177	27,247	25,286
Net investment income before provision for certificate reserves and income taxes	177,814	146,526	366,275	264,326
Net provision for certificate reserves	143,388	109,380	296,618	192,313
Net investment income before income taxes	34,426	37,146	69,657	72,013
Income tax expense	7,719	9,385	15,638	18,236
Net investment income, after-tax	26,707	27,761	54,019	53,777

Net realized gain (loss) on investments before income taxes	(4,015)	(274)	(4,559)	(909)
Income tax expense (benefit)	(844)	(58)	(958)	(191)
Net realized gain (loss) on investments, after-tax	(3,171)	(216)	(3,601)	(718)
Net income	$23,536	$27,545	$50,418	$53,059
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net income	$23,536	$27,545	$50,418	$53,059
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period	(3,590)	(28,648)	994	(7,287)
Reclassification of net (gains) losses on securities included in net income	2,846	(9)	2,777	257
Total other comprehensive income (loss), net of tax	(744)	(28,657)	3,771	(7,030)
Total comprehensive income (loss)	$22,792	$(1,112)	$54,189	$46,029
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2024	December 31, 2023
	(in thousands, except share data)
Assets
Qualified Assets
Cash and cash equivalents	$825,728	$913,063
Investments in unaffiliated issuers (allowance for credit losses: 2024, $5,052; 2023, $1,333)	12,419,830	13,220,339
Receivables	43,432	57,822
Derivative assets	18,916	17,255
Total qualified assets	13,307,906	14,208,479
Deferred taxes, net	24,498	19,600
Taxes receivable from parent	—	3,367
Due from related party	47	17,907
Total assets	$13,332,451	$14,249,353

Liabilities and Shareholder’s Equity
Liabilities
Certificate reserves	$12,526,280	$13,470,674
Due to related party	6,807	8,092
Taxes payable to parent	20,824	122
Payables to brokers, dealers and clearing organizations	51,904	6,150
Derivative liabilities	13,969	11,496
Other liabilities	61,120	63,461
Total liabilities	12,680,904	13,559,995

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	612,167	612,167
Retained earnings	107,196	148,778
Accumulated other comprehensive income (loss), net of tax	(69,316)	(73,087)
Total shareholder’s equity	651,547	689,358
Total liabilities and shareholder’s equity	$13,332,451	$14,249,353

See Notes to Consolidated Financial Statements.

Index
AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
				Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Un-appropriated
	(in thousands, except share data)
Balance at April 1, 2024	150,000	$1,500	$612,167	$17,856	$15	$120,789	$(68,572)	$683,755
Net income	—	—	—	—	—	23,536	—	23,536
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(744)	(744)
Transfers between appropriated and unappropriated, net	—	—	—	(8,802)	—	8,802	—	—
Dividend to parent	—	—	—	—	—	(55,000)	—	(55,000)
Balance at June 30, 2024	150,000	$1,500	$612,167	$9,054	$15	$98,127	$(69,316)	$651,547

Balance at April 1, 2023	150,000	$1,500	$558,667	$19,951	$15	$52,209	$(93,718)	$538,624
Net income	—	—	—	—	—	27,545	—	27,545
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(28,657)	(28,657)
Transfers between appropriated and unappropriated, net	—	—	—	(3,793)	—	3,793	—	—
Capital contribution from parent	—	—	26,000	—	—	—	—	26,000
Balance at June 30, 2023	150,000	$1,500	$584,667	$16,158	$15	$83,547	$(122,375)	$563,512

Balance at January 1, 2024	150,000	$1,500	$612,167	$27,031	$15	$121,732	$(73,087)	$689,358
Net income	—	—	—	—	—	50,418	—	50,418
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	3,771	3,771
Transfers between appropriated and unappropriated, net	—	—	—	(17,977)	—	17,977	—	—
Dividend to parent	—	—	—	—	—	(92,000)	—	(92,000)
Balance at June 30, 2024	150,000	$1,500	$612,167	$9,054	$15	$98,127	$(69,316)	$651,547

Balance at January 1, 2023	150,000	$1,500	$481,667	$15,960	$15	$30,686	$(115,345)	$414,483
Net income	—	—	—	—	—	53,059	—	53,059
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(7,030)	(7,030)
Transfers between appropriated and unappropriated, net	—	—	—	198	—	(198)	—	—
Capital contribution from parent	—	—	103,000	—	—	—	—	103,000
Balance at June 30, 2023	150,000	$1,500	$584,667	$16,158	$15	$83,547	$(122,375)	$563,512
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Cash Flows from Operating Activities
Net income	$50,418	$53,059
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, accretion of discounts, net	(83,683)	(60,839)
Deferred income tax expense (benefit)	(6,087)	(474)
Net realized (gain) loss on Available-for-Sale securities	(656)	326
Other net realized (gain) loss	137	583
Provision for credit losses	5,078	(1)
Changes in operating assets and liabilities:
Dividends and interest receivable	72,654	33,589
Certificate reserves, net	(1,013)	13,175
Taxes payable to/receivable from parent, net	24,069	(3,805)
Derivatives, net of collateral	872	(400)
Other liabilities	(3,466)	10,960
Other receivables	(78)	(426)
Other, net	(3,329)	(2,331)
Net cash provided by (used in) operating activities	54,916	43,416

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	—	111,727
Maturities, redemptions, calls and other	4,790,940	2,724,660
Purchases	(3,929,874)	(5,748,558)
Syndicated loans and commercial mortgage loans:
Sales, maturities and repayments	19,181	21,956
Purchases and fundings	(8,071)	(1,976)
Certificate loans, net	12	25
Net cash provided by (used in) investing activities	872,188	(2,892,166)

Cash Flows from Financing Activities
Payments from certificate holders and other additions	2,868,648	6,395,156
Certificate maturities and cash surrenders	(3,791,087)	(3,641,718)
Capital contribution from parent	—	103,000
Dividend to parent	(92,000)	—
Net cash provided by (used in) financing activities	(1,014,439)	2,856,438

Net increase (decrease) in cash and cash equivalents	(87,335)	7,688
Cash and cash equivalents at beginning of period	913,063	1,180,868
Cash and cash equivalents at end of period	$825,728	$1,188,556

Supplemental disclosures:
Income taxes paid (received), net	$(2,471)	$21,780
Interest paid	300,400	182,832
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
3.  Investments
Investments in unaffiliated issuers were as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
Available-for-Sale securities: Fixed maturities, at fair value (allowance for credit losses: 2024, $4,171; 2023, nil; amortized cost: 2024, $12,345,172; 2023, $13,135,364)	$12,247,635	$13,037,037
Commercial mortgage loans and syndicated loans, at cost (allowance for credit losses: 2024, $881; 2023, $1,333; fair value: 2024, $169,325; 2023, $178,850)	172,173	183,268
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	22	34
Total	$12,419,830	$13,220,339

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Available-for-Sale securities distributed by type were as follows:

Description of Securities	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Corporate debt securities	$1,258,506	$506	$(3,542)	$—	$1,255,470
Residential mortgage backed securities	4,537,789	15,378	(99,707)	—	4,453,460
Commercial mortgage backed securities	1,678,351	6,213	(18,671)	(4,171)	1,661,722
Asset backed securities	2,109,142	7,428	(953)	—	2,115,617
State and municipal obligations	1,250	—	(55)	—	1,195
U.S. government and agency obligations	2,760,134	192	(155)	—	2,760,171
Total	$12,345,172	$29,717	$(123,083)	$(4,171)	$12,247,635

Description of Securities	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt securities	$1,722,491	$3,100	$(4,586)	$1,721,005
Residential mortgage backed securities	4,217,845	18,865	(101,830)	4,134,880
Commercial mortgage backed securities	1,913,637	4,708	(25,900)	1,892,445
Asset backed securities	2,640,240	8,575	(1,701)	2,647,114
State and municipal obligations	1,250	—	(67)	1,183
U.S. government and agency obligations	2,639,901	1,158	(649)	2,640,410
Total	$13,135,364	$36,406	$(134,733)	$13,037,037
As of June 30, 2024 and December 31, 2023, accrued interest of $39.5 million and $47.4 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Receivables.
As of both June 30, 2024 and December 31, 2023, fixed maturity securities comprised approximately 92% of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. As of June 30, 2024 and December 31, 2023, $11.0 million and $16.9 million, respectively, worth of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC.
A summary of fixed maturity securities by rating was as follows:

Ratings	June 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$7,158,530	$7,102,320	58%	$6,497,442	$6,432,988	49%
AA	3,713,370	3,676,147	30	4,667,593	4,633,823	36
A	478,644	475,331	4	458,233	457,526	3
BBB	989,318	988,738	8	1,506,666	1,507,511	12
Below investment grade	5,310	5,099	—	5,430	5,189	—
Total fixed maturities	$12,345,172	$12,247,635	100%	$13,135,364	$13,037,037	100%
As of June 30, 2024 and December 31, 2023, approximately 97% and 85% of securities rated AA were GNMA, FNMA and FHLMC mortgage backed securities, respectively. As of June 30, 2024, ACC had nine issuers with holdings totaling $717.7 million that individually were between 10% and 15% of total shareholder’s equity. As of December 31, 2023, ACC had nine issuers with holdings totaling $774.2 million that individually were between 10% and 19% of total shareholder’s equity. There were no other holdings of any other issuer greater than 10% of total shareholder’s equity as of June 30, 2024 and December 31, 2023.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	June 30, 2024
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Corporate debt securities	40	$468,243	$(1,255)	38	$620,822	$(2,287)	78	$1,089,065	$(3,542)
Residential mortgage backed securities	28	936,596	(4,988)	247	1,907,948	(94,719)	275	2,844,544	(99,707)
Commercial mortgage backed securities	6	175,283	(434)	52	780,377	(18,237)	58	955,660	(18,671)
Asset backed securities	13	286,313	(366)	29	252,943	(587)	42	539,256	(953)
State and municipal obligations	—	—	—	2	1,195	(55)	2	1,195	(55)
U.S. government and agency obligations	16	1,780,810	(155)	1	56	—	17	1,780,866	(155)
Total	103	$3,647,245	$(7,198)	369	$3,563,341	$(115,885)	472	$7,210,586	$(123,083)

Description of Securities	December 31, 2023
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Corporate debt securities	56	$865,152	$(2,433)	28	$342,354	$(2,153)	84	$1,207,506	$(4,586)
Residential mortgage backed securities	24	1,195,734	(9,911)	255	1,516,870	(91,919)	279	2,712,604	(101,830)
Commercial mortgage backed securities	11	325,203	(3,515)	59	781,839	(22,385)	70	1,107,042	(25,900)
Asset backed securities	39	640,049	(1,002)	26	320,391	(699)	65	960,440	(1,701)
State and municipal obligations	—	—	—	2	1,183	(67)	2	1,183	(67)
U.S. government and agency obligations	10	954,302	(648)	1	55	(1)	11	954,357	(649)
Total	140	$3,980,440	$(17,509)	371	$2,962,692	$(117,224)	511	$6,943,132	$(134,733)
As part of ACC’s ongoing monitoring process, management determined that the decrease in gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the six months ended June 30, 2024 is primarily attributable to the impact of tighter credit spreads partially offset by the impact of higher interest rates. As of June 30, 2024, ACC did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. ACC does not intend to sell these securities and does not believe that it is more likely than not that ACC will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of both June 30, 2024 and December 31, 2023, approximately 97% of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
The Company established an allowance for credit losses of $4.2 million related to one commercial mortgage backed security with a recent downgrade during the three and six months ended June 30, 2024. There were no amounts recognized in the allowance for credit losses on Available-for-Sale securities during the three and six months ended June 30, 2023.
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

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following table presents rollforwards of the net unrealized gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss) (“AOCI”):

	Net Unrealized Gains (Losses) on Securities	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Gains (Losses) on Securities
	(in thousands)
Balance at April 1, 2024	$(92,388)	$23,816	$(68,572)
Net unrealized gains (losses) on securities arising during the period (1)	(4,580)	990	(3,590)
Reclassification of net (gains) losses on securities included in net income (2)	3,602	(756)	2,846
Balance at June 30, 2024	$(93,366)	$24,050	$(69,316)

Balance at April 1, 2023	$(125,616)	$31,898	$(93,718)
Net unrealized gains (losses) on securities arising during the period (1)	(37,727)	9,079	(28,648)
Reclassification of net (gains) losses on securities included in net income (2)	(11)	2	(9)
Balance at June 30, 2023	$(163,354)	$40,979	$(122,375)

Balance at January 1, 2024	$(98,326)	$25,239	$(73,087)
Net unrealized gains (losses) on securities arising during the period (1)	1,445	(451)	994
Reclassification of net (gains) losses on securities included in net income (2)	3,515	(738)	2,777
Balance at June 30, 2024	$(93,366)	$24,050	$(69,316)

Balance at January 1, 2023	$(154,094)	$38,749	$(115,345)
Net unrealized gains (losses) on securities arising during the period (1)	(9,586)	2,299	(7,287)
Reclassification of net (gains) losses on securities included in net income (2)	326	(69)	257
Balance at June 30, 2023	$(163,354)	$40,979	$(122,375)
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
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net realized gain (loss) on investments before income taxes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
			(in thousands)
Gross realized investment gains	$569	$64	$662	$199
Gross realized investment losses	—	(53)	(6)	(525)
Credit (losses)	(4,171)	—	(4,171)	—
Total	$(3,602)	$11	$(3,515)	$(326)
Available-for-Sale securities by contractual maturity as of June 30, 2024 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$3,778,611	$3,775,760
Due after one year through five years	241,279	241,076
	4,019,890	4,016,836
Residential mortgage backed securities	4,537,789	4,453,460
Commercial mortgage backed securities	1,678,351	1,661,722
Asset backed securities	2,109,142	2,115,617
Total	$12,345,172	$12,247,635

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
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses:

Commercial Loans
(in thousands)
Balance at January 1, 2024	$1,333
Provisions	907
Write-offs	(1,359)
Balance at June 30, 2024	$881

Balance at January 1, 2023	$1,472
Provisions	(1)
Balance at June 30, 2023	$1,471
As of June 30, 2024 and December 31, 2023, accrued interest on commercial loans was $956 thousand and $1.2 million, respectively, and is recorded in Receivables and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended June 30, 2024 and 2023, ACC purchased $3.8 million and nil, respectively, of syndicated loans, and sold $3.2 million and $2.4 million, respectively, of syndicated loans. During the six months ended June 30, 2024 and 2023, ACC purchased $4.2 million and $0.4 million, respectively, of syndicated loans, and sold $3.3 million and $3.2 million, respectively, of syndicated loans.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were nil and $1.1 million as of June 30, 2024 and December 31, 2023, respectively. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. There were no commercial mortgage loans which management has assigned its highest risk rating as of both June 30, 2024 and December 31, 2023. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both June 30, 2024 and December 31, 2023.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	June 30, 2024
Loan-to-Value Ratio	2024	2023	2022	2021	2020	Prior	Total
	(in thousands)
> 100%	$—	$—	$—	$—	$—	$3,121	$3,121
80% - 100%	—	—	—	—	—	—	—
60% - 80%	2,592	4,000	5,379	—	—	5,894	17,865
40% - 60%	—	—	—	1,648	3,922	10,856	16,426
< 40%	2,900	3,660	1,404	8,055	3,000	42,455	61,474
Total	$5,492	$7,660	$6,783	$9,703	$6,922	$62,326	$98,886

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
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type. For the six months ended June 30, 2024, write-offs of commercial mortgage loans were not material.
In addition, ACC reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
	(in thousands)
East North Central	$7,770	$8,226	8%	8%
East South Central	5,293	5,514	5	6
Middle Atlantic	15,009	15,466	15	16
Mountain	8,563	8,756	9	9
New England	6,188	6,308	6	7
Pacific	31,780	30,024	32	31
South Atlantic	12,770	13,023	13	13
West North Central	2,982	3,403	3	4
West South Central	8,531	6,229	9	6
Total	$98,886	$96,949	100%	100%
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
	(in thousands)
Apartments	$30,064	$31,125	30%	32%
Industrial	25,524	23,596	26	24
Mixed use	9,861	10,126	10	11
Office	10,936	11,336	11	12
Retail	13,840	14,574	14	15
Other	8,661	6,192	9	6
Total	$98,886	$96,949	100%	100%
Syndicated Loans
The investment in syndicated loans as of June 30, 2024 and December 31, 2023 was $74.2 million and $87.7 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. Syndicated loans past due as of June 30, 2024 and December 31, 2023 were nil and $1.1 million, respectively. ACC assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality. For the six months ended June 30, 2024, write-offs of syndicated loans were $1.4 million.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	June 30, 2024
Internal Risk Rating	2024	2023	2022	2021	2020	Prior	Total
	(in thousands)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	2	114	—	—	—	1,920	2,036
Risk 3	123	957	—	4,561	657	2,953	9,251
Risk 2	20,548	9,997	—	3,902	993	4,731	40,171
Risk 1	6,383	8,351	—	3,117	1,419	3,440	22,710
Total	$27,056	$19,419	$—	$11,580	$3,069	$13,044	$74,168

	December 31, 2023
Internal Risk Rating	2023	2022	2021	2020	2019	Prior	Total
	(in thousands)
Risk 5	$—	$1,131	$—	$—	$—	$—	$1,131
Risk 4	111	—	—	1,199	1,925	—	3,235
Risk 3	1,963	—	5,050	2,460	1,207	8,106	18,786
Risk 2	20,347	1,998	8,437	2,377	4,658	1,981	39,798
Risk 1	8,557	2,261	6,104	1,993	4,162	1,625	24,702
Total	$30,978	$5,390	$19,591	$8,029	$11,952	$11,712	$87,652
Certificate Loans
Certificate loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to certificate loans, ACC does not record an allowance for credit losses.
Modifications with Borrowers Experiencing Financial Difficulty
Modifications of financing receivables with borrowers experiencing financial difficulty by ACC were not material for the three and six months ended June 30, 2024 and 2023.
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

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$804,768	$—	$804,768
Available-for-Sale securities:
Corporate debt securities	—	1,243,472	11,998	1,255,470
Residential mortgage backed securities	—	4,453,460	—	4,453,460
Commercial mortgage backed securities	—	1,661,722	—	1,661,722
Asset backed securities	—	2,115,617	—	2,115,617
State and municipal obligations	—	1,195	—	1,195
U.S. government and agency obligations	2,760,171	—	—	2,760,171
Total Available-for-Sale securities	2,760,171	9,475,466	11,998	12,247,635
Equity derivative contracts	—	18,916	—	18,916
Total assets at fair value	$2,760,171	$10,299,150	$11,998	$13,071,319

Liabilities
Stock market certificate embedded derivatives	$—	$8,807	$—	$8,807
Equity derivative contracts	16	13,953	—	13,969
Total liabilities at fair value	$16	$22,760	$—	$22,776

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$894,121	$—	$894,121
Available-for-Sale securities:
Corporate debt securities	—	1,703,151	17,854	1,721,005
Residential mortgage backed securities	—	4,134,880	—	4,134,880
Commercial mortgage backed securities	—	1,892,445	—	1,892,445
Asset backed securities	—	2,647,114	—	2,647,114
State and municipal obligations	—	1,183	—	1,183
U.S. government and agency obligations	2,640,410	—	—	2,640,410
Total Available-for-Sale securities	2,640,410	10,378,773	17,854	13,037,037
Equity derivative contracts	—	17,255	—	17,255
Total assets at fair value	$2,640,410	$11,290,149	$17,854	$13,948,413

Liabilities
Stock market certificate embedded derivatives	$—	$9,300	$—	$9,300
Equity derivative contracts	16	11,480	—	11,496
Total liabilities at fair value	$16	$20,780	$—	$20,796

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Total
	(in thousands)
Balance at April 1, 2024	$17,891	$17,891
Total gains (losses) included in:
Net income	95	95	(1)
Other comprehensive income (loss)	12	12
Settlements	(6,000)	(6,000)
Balance at June 30, 2024	$11,998	$11,998

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2024	$86	$86	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2024	$(18)	$(18)

	Available-for-Sale Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance at April 1, 2023	$14,751	$3,815	$18,566
Total gains (losses) included in:
Net income	51	67	118	(1)
Other comprehensive income (loss)	(31)	(33)	(64)
Settlements	$(1,368)	$(1,550)	(2,918)
Balance at June 30, 2023	$13,403	$2,299	$15,702

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2023	$51	$67	$118	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2023	$(31)	$(33)	$(64)

	Available-for-Sale Securities
	Corporate Debt Securities	Total
	(in thousands)
Balance at January 1, 2024	$17,854	$17,854
Total gains (losses) included in:
Net income	192	192	(1)
Other comprehensive income (loss)	(48)	(48)
Settlements	(6,000)	(6,000)
Balance at June 30, 2024	$11,998	$11,998

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2024	$171	$171	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2024	$(109)	$(109)

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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets:

	June 30, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$11,995	Discounted cash flow	Yield/spread to U.S. Treasuries	1.2%	1.2%

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$17,851	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%	-	1.1%	1.0%
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
Level 1 securities include U.S. Treasuries.
Level 2 securities include corporate bonds, residential mortgage backed securities, commercial mortgage backed securities, asset backed securities, and state and municipal obligations. The fair value of these Level 2 securities is based on a market approach with prices obtained from third-party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes.
Level 3 securities include certain corporate bonds and asset backed securities with fair value typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to ACC. ACC’s privately placed corporate bonds are typically based on a single non-binding broker quote.
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
Derivatives
The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both June 30, 2024 and December 31, 2023. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
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
Derivatives
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both June 30, 2024 and December 31, 2023. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
During the reporting periods, there were no material assets or liabilities measured at fair value on a nonrecurring basis.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	June 30, 2024
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$73,725	$—	$69,619	$3,999	$73,618
Commercial mortgage loans	98,448	—	—	95,707	95,707
Certificate loans	22	—	22	—	22
Financial Liabilities
Certificate reserves	$12,517,473	$—	$—	$12,465,763	$12,465,763

	December 31, 2023
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$86,697	$—	$80,832	$4,899	$85,731
Commercial mortgage loans	96,571	—	—	93,119	93,119
Certificate loans	34	—	34	—	34
Financial Liabilities
Certificate reserves	$13,461,374	$—	$—	$13,420,205	$13,420,205
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	June 30, 2024
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$18,916	$—	$18,916	$(13,953)	$(4,947)	$16
Total	$18,916	$—	$18,916	$(13,953)	$(4,947)	$16

	December 31, 2023
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$17,255	$—	$17,255	$(11,480)	$(4,903)	$872
Total	$17,255	$—	$17,255	$(11,480)	$(4,903)	$872
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	June 30, 2024
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$13,953	$—	$13,953	$(13,953)	$—	$—
Exchange-traded	16	—	16	—	—	16
Total	$13,969	$—	$13,969	$(13,953)	$—	$16

	December 31, 2023
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$11,480	$—	$11,480	$(11,480)	$—	$—
Exchange-traded	16	—	16	—	—	16
Total	$11,496	$—	$11,496	$(11,480)	$—	$16
(1) Represents the amount of liabilities that could be offset by assets with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
In the tables above, the amount of assets or liabilities presented are offset first by financial instruments that have the right of offset under master netting or similar arrangements, then any remaining amount is reduced by the amount of cash collateral. The actual collateral may be greater than amounts presented in the tables.
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
ACC uses derivatives as economic hedges of equity risk related to SMC. ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	June 30, 2024			December 31, 2023
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Equity contracts (1)	$184,103	$18,916	$13,969	$219,404	$17,255	$11,496
Embedded derivatives
Stock market certificates (2)	N/A	—	8,807	N/A	—	9,300
Total derivatives	$184,103	$18,916	$22,776	$219,404	$17,255	$20,796
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
As of June 30, 2024 and December 31, 2023, investment securities with a fair value of $406 thousand and $446 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
		(in thousands)
Equity contracts
Stock market certificates	Net provision for certificate reserves	$526	$1,805	$1,797	$2,765
Stock market certificates embedded derivatives	Net provision for certificate reserves	(453)	(1,853)	(1,650)	(3,783)
Total		$73	$(48)	$147	$(1,018)
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
9.  Shareholder’s Equity
ACC did not receive cash contributions from Ameriprise Financial during the three and six months ended June 30, 2024. ACC received cash contributions of $26.0 million and $103.0 million from Ameriprise Financial during the three and six months ended June 30, 2023, respectively. ACC received these contributions to maintain compliance with capital requirements and these contributions were outside of the Capital Support Agreement between Ameriprise Financial and ACC. See additional discussion on the Capital Support Agreement in ACC’s 2023 10-K.
ACC paid dividends to Ameriprise Financial of $55.0 million and $92.0 million, during the three and six months ended June 30, 2024, respectively. ACC did not pay any dividends to Ameriprise Financial during the three and six months ended June 30, 2023, respectively.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
ACC did not return any contributed capital to Ameriprise Financial during the three and six months ended June 30, 2024 and 2023, respectively. ACC continued to maintain compliance with the capital requirements of the SEC and the Minnesota Department of Commerce during the three and six months ended June 30, 2024.
10.  Income Taxes
ACC’s effective tax rate was 22.6% and 25.3% for the three months ended June 30, 2024 and 2023, respectively. ACC’s effective tax rate was 22.6% and 25.4% for the six months ended June 30, 2024 and 2023, respectively.
The effective tax rate for the three and six months ended June 30, 2024 was higher than the statutory rate primarily as a result of state income taxes, net of federal benefit, partially offset by a decrease in unrecognized tax benefits.
The effective tax rate for the three and six months ended June 30, 2023 was higher than the statutory rate primarily as a result of state income taxes, net of federal benefit.
The lower effective tax rate for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was primarily the result of a decrease in unrecognized tax benefits.
ACC is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Based on analysis of ACC’s tax position, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of both June 30, 2024 and December 31, 2023.
As of June 30, 2024 and December 31, 2023, ACC had $4.7 million and $5.5 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $3.8 million and $4.4 million, net of federal tax benefits, of unrecognized tax benefits as of June 30, 2024 and December 31, 2023, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. ACC estimates that the total amount of gross unrecognized tax benefits will not decrease in the next 12 months.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized a net decrease of $104 thousand and $64 thousand in interest and penalties for the three and six months ended June 30, 2024, respectively. ACC recognized a net increase of $78 thousand and $144 thousand in interest and penalties for the three and six months ended June 30, 2023, respectively. As of June 30, 2024 and December 31, 2023, ACC had a payable of $963 thousand and $1.0 million, respectively, related to accrued interest and penalties.
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
Results of Operations for the Six Months Ended June 30, 2024 and 2023
ACC’s net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income trends occur largely due to changes in returns on ACC’s investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles (“GAAP”).
Net income decreased $2.6 million, or 5%, for the six months ended June 30, 2024 compared to the prior year period primarily due to higher net provision for certificate reserves along with higher net realized losses on investments, partially offset by higher investment income and lower income taxes. Client deposits increased $0.5 billion from the prior year period to $12.5 billion. After a period of strong growth during a rising interest rate environment, ACC has experienced net outflows during the six months ended June 30, 2024.
Investment income increased $103.9 million, or 36%, for the six months ended June 30, 2024 compared to the prior year period reflecting an increase in the average invested asset yield, driven by an increase in short-term interest rates, and higher average investment balances.
Investment expenses increased $2.0 million, or 8%, for the six months ended June 30, 2024 compared to the prior year period primarily due to volume-driven increases in distribution expenses.
Net provision for certificate reserves increased $104.3 million, or 54%, for the six months ended June 30, 2024 compared to the prior year period primarily due to higher average client crediting rates, as well as higher average certificate balances.
Net realized losses on investments before income taxes increased $3.7 million for the six months ended June 30, 2024 compared to the prior year period primarily due to an allowance for credit losses of $4.2 million related to a commercial mortgage backed security with a recent downgrade.
ACC’s effective tax rate was 22.6% for the six months ended June 30, 2024 compared to 25.4% for the prior year period. The decrease in the effective tax rate for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily the

Index
AMERIPRISE CERTIFICATE COMPANY
result of a decrease in unrecognized tax benefits. See Note 10 to our Consolidated Financial Statements for additional discussion on income taxes.
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
ACC’s management, under the supervision and with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s principal executive officer and principal financial officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There have not been any changes in ACC’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter of the year to which this report relates that have materially affected, or are reasonably likely to materially affect, ACC’s internal control over financial reporting.

Index
AMERIPRISE CERTIFICATE COMPANY
PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
The information set forth in Note 8 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.
ITEM 1A.  RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of ACC’s 2023 10-K.
ITEM 6.  EXHIBITS
The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description

3(a)	Amended and Restated Certificate of Incorporation of American Express Certificate Company, dated August 1, 2005, filed electronically on or about March 10, 2006 as Exhibit 3(a) to Registrant’s Form 10-K is incorporated by reference.
3(b)	By-Laws of Ameriprise Certificate Company, filed electronically on or about November 5, 2010 as Exhibit 3(b) to Registrant’s Form 10-Q, are incorporated herein by reference.
10(a)*	Amended and Restated Federal Income Tax Sharing Agreement between or among Ameriprise Financial, Inc. and certain subsidiaries, including Ameriprise Certificate Company, effective January 1, 2023.
31.1*	Certification of Abu M. Arif pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of James R. Hill pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of Abu M. Arif and James R. Hill pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed electronically herewithin.

Index
AMERIPRISE CERTIFICATE COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date:	August 6, 2024	By:	/s/ Abu M. Arif
Abu M. Arif
Chief Executive Officer

Date:	August 6, 2024	By:	/s/ James R. Hill
James R. Hill
Chief Financial Officer