Form 10-Q
period 2024-09-30
AMERIPRISE CERTIFICATE CO
filed 2024-11-01
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	811-00002

AMERIPRISE CERTIFICATE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	41-6009975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $10 per share)	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at November 1, 2024
Common Stock (par value $10 per share)	150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Index
AMERIPRISE CERTIFICATE COMPANY
FORM 10-Q

Index
AMERIPRISE CERTIFICATE COMPANY
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Investment income	$184,465	$177,903	$577,987	$467,515
Investment expenses	14,065	14,048	41,312	39,334
Net investment income before provision for certificate reserves and income taxes	170,400	163,855	536,675	428,181
Net provision for certificate reserves	133,662	126,660	430,280	318,973
Net investment income before income taxes	36,738	37,195	106,395	109,208
Income tax expense	7,084	9,356	22,722	27,592
Net investment income, after-tax	29,654	27,839	83,673	81,616

Net realized gain (loss) on investments before income taxes	553	144	(4,006)	(765)
Income tax expense (benefit)	117	30	(841)	(161)
Net realized gain (loss) on investments, after-tax	436	114	(3,165)	(604)
Net income	$30,090	$27,953	$80,508	$81,012
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net income	$30,090	$27,953	$80,508	$81,012
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period	54,372	(23,064)	55,366	(30,351)
Reclassification of net (gains) losses on securities included in net income	(351)	(40)	2,426	217
Total other comprehensive income (loss), net of tax	54,021	(23,104)	57,792	(30,134)
Total comprehensive income (loss)	$84,111	$4,849	$138,300	$50,878
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2024	December 31, 2023
	(in thousands, except share data)
Assets
Qualified Assets
Cash and cash equivalents	$889,252	$913,063
Investments in unaffiliated issuers (allowance for credit losses: 2024, $4,515; 2023, $1,333)	12,010,371	13,220,339
Receivables	44,626	57,822
Derivative assets	17,757	17,255
Total qualified assets	12,962,006	14,208,479
Deferred taxes, net	6,552	19,600
Taxes receivable from parent	2,151	3,367
Due from related party	1	17,907
Other assets	44	—
Total assets	$12,970,754	$14,249,353

Liabilities and Shareholder’s Equity
Liabilities
Certificate reserves	$11,998,108	$13,470,674
Due to related party	12,901	8,092
Taxes payable to parent	2,144	122
Payables to brokers, dealers and clearing organizations	213,919	6,150
Derivative liabilities	13,333	11,496
Other liabilities	57,691	63,461
Total liabilities	12,298,096	13,559,995

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	612,167	612,167
Retained earnings	74,286	148,778
Accumulated other comprehensive income (loss), net of tax	(15,295)	(73,087)
Total shareholder’s equity	672,658	689,358
Total liabilities and shareholder’s equity	$12,970,754	$14,249,353

See Notes to Consolidated Financial Statements.

Index
AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
				Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Un-appropriated
	(in thousands, except share data)
Balance at July 1, 2024	150,000	$1,500	$612,167	$9,054	$15	$98,127	$(69,316)	$651,547
Net income	—	—	—	—	—	30,090	—	30,090
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	54,021	54,021
Transfers between appropriated and unappropriated, net	—	—	—	(3,870)	—	3,870	—	—
Dividend to parent	—	—	—	—	—	(63,000)	—	(63,000)
Balance at September 30, 2024	150,000	$1,500	$612,167	$5,184	$15	$69,087	$(15,295)	$672,658

Balance at July 1, 2023	150,000	$1,500	$584,667	$16,158	$15	$83,547	$(122,375)	$563,512
Net income	—	—	—	—	—	27,953	—	27,953
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(23,104)	(23,104)
Transfers between appropriated and unappropriated, net	—	—	—	454	—	(454)	—	—
Balance at September 30, 2023	150,000	$1,500	$584,667	$16,612	$15	$111,046	$(145,479)	$568,361

Balance at January 1, 2024	150,000	$1,500	$612,167	$27,031	$15	$121,732	$(73,087)	$689,358
Net income	—	—	—	—	—	80,508	—	80,508
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	57,792	57,792
Transfers between appropriated and unappropriated, net	—	—	—	(21,847)	—	21,847	—	—
Dividend to parent	—	—	—	—	—	(155,000)	—	(155,000)
Balance at September 30, 2024	150,000	$1,500	$612,167	$5,184	$15	$69,087	$(15,295)	$672,658

Balance at January 1, 2023	150,000	$1,500	$481,667	$15,960	$15	$30,686	$(115,345)	$414,483
Net income	—	—	—	—	—	81,012	—	81,012
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(30,134)	(30,134)
Transfers between appropriated and unappropriated, net	—	—	—	652	—	(652)	—	—
Capital contribution from parent	—	—	103,000	—	—	—	—	103,000
Balance at September 30, 2023	150,000	$1,500	$584,667	$16,612	$15	$111,046	$(145,479)	$568,361
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Cash Flows from Operating Activities
Net income	$80,508	$81,012
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, accretion of discounts, net	(123,089)	(97,388)
Deferred income tax expense (benefit)	(5,173)	2,090
Net realized (gain) loss on Available-for-Sale securities	(653)	275
Other net realized (gain) loss	118	580
Provision for credit losses	4,541	(90)
Changes in operating assets and liabilities:
Dividends and interest receivable	109,219	32,917
Certificate reserves, net	(2,292)	15,408
Taxes payable to/receivable from parent, net	3,238	(5,792)
Derivatives, net of collateral	835	244
Other liabilities	(5,380)	13,862
Other receivables	174	(208)
Payables to brokers, dealers and clearing organizations	99,986	—
Other, net	(3,230)	(1,874)
Net cash provided by (used in) operating activities	158,802	41,036

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	—	112,023
Maturities, redemptions, calls and other	7,118,592	3,836,466
Purchases	(5,723,873)	(7,450,787)
Syndicated loans and commercial mortgage loans:
Sales, maturities and repayments	30,701	37,701
Purchases and fundings	(8,738)	(11,330)
Certificate loans, net	4	36
Net cash provided by (used in) investing activities	1,416,686	(3,475,891)

Cash Flows from Financing Activities
Payments from certificate holders and other additions	3,900,747	8,571,751
Certificate maturities and cash surrenders	(5,345,046)	(5,279,115)
Capital contribution from parent	—	103,000
Dividend to parent	(155,000)	—
Net cash provided by (used in) financing activities	(1,599,299)	3,395,636

Net increase (decrease) in cash and cash equivalents	(23,811)	(39,219)
Cash and cash equivalents at beginning of period	913,063	1,180,868
Cash and cash equivalents at end of period	$889,252	$1,141,649

Supplemental disclosures:
Income taxes paid (received), net	$26,068	$29,956
Interest paid	436,307	307,029
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
3.  Investments
Investments in unaffiliated issuers were as follows:

	September 30, 2024	December 31, 2023
	(in thousands)
Available-for-Sale securities: Fixed maturities, at fair value (allowance for credit losses: 2024, $3,724; 2023, nil; amortized cost: 2024, $11,875,938; 2023, $13,135,364)	$11,849,901	$13,037,037
Commercial mortgage loans and syndicated loans, at cost (allowance for credit losses: 2024, $791; 2023, $1,333; fair value: 2024, $159,910; 2023, $178,850)	160,440	183,268
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	30	34
Total	$12,010,371	$13,220,339

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Available-for-Sale securities distributed by type were as follows:

Description of Securities	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Corporate debt securities	$1,118,035	$3,070	$(302)	$—	$1,120,803
Residential mortgage backed securities	4,667,550	33,710	(62,476)	—	4,638,784
Commercial mortgage backed securities	1,580,827	6,321	(16,576)	(3,724)	1,566,848
Asset backed securities	1,826,675	11,030	(86)	—	1,837,619
State and municipal obligations	1,250	—	(31)	—	1,219
U.S. government and agency obligations	2,681,601	3,028	(1)	—	2,684,628
Total	$11,875,938	$57,159	$(79,472)	$(3,724)	$11,849,901

Description of Securities	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt securities	$1,722,491	$3,100	$(4,586)	$1,721,005
Residential mortgage backed securities	4,217,845	18,865	(101,830)	4,134,880
Commercial mortgage backed securities	1,913,637	4,708	(25,900)	1,892,445
Asset backed securities	2,640,240	8,575	(1,701)	2,647,114
State and municipal obligations	1,250	—	(67)	1,183
U.S. government and agency obligations	2,639,901	1,158	(649)	2,640,410
Total	$13,135,364	$36,406	$(134,733)	$13,037,037
As of September 30, 2024 and December 31, 2023, accrued interest of $40.8 million and $47.4 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Receivables.
As of both September 30, 2024 and December 31, 2023, fixed maturity securities comprised approximately 92% of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. As of September 30, 2024 and December 31, 2023, $11.2 million and $16.9 million, respectively, worth of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC.
A summary of fixed maturity securities by rating was as follows:

Ratings	September 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$6,958,002	$6,948,306	59%	$6,497,442	$6,432,988	49%
AA	3,602,746	3,588,145	30	4,667,593	4,633,823	36
A	338,769	337,296	3	458,233	457,526	3
BBB	962,475	966,058	8	1,506,666	1,507,511	12
Below investment grade	13,946	10,096	—	5,430	5,189	—
Total fixed maturities	$11,875,938	$11,849,901	100%	$13,135,364	$13,037,037	100%
As of September 30, 2024 and December 31, 2023, approximately 95% and 85% of securities rated AA were GNMA, FNMA and FHLMC mortgage backed securities, respectively. As of September 30, 2024, ACC had eight issuers with holdings totaling $648.4 million that individually were between 10% and 14% of total shareholder’s equity. As of December 31, 2023, ACC had nine issuers with holdings totaling $774.2 million that individually were between 10% and 19% of total shareholder’s equity. There were no other holdings of any other issuer greater than 10% of total shareholder’s equity as of September 30, 2024 and December 31, 2023.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	September 30, 2024
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Corporate debt securities	4	$34,618	$(3)	18	$327,023	$(299)	22	$361,641	$(302)
Residential mortgage backed securities	5	120,285	(65)	249	2,200,949	(62,411)	254	2,321,234	(62,476)
Commercial mortgage backed securities	4	83,326	(154)	48	666,741	(16,422)	52	750,067	(16,576)
Asset backed securities	—	—	—	4	8,434	(86)	4	8,434	(86)
State and municipal obligations	—	—	—	2	1,219	(31)	2	1,219	(31)
U.S. government and agency obligations	1	58,096	(1)	—	—	—	1	58,096	(1)
Total	14	$296,325	$(223)	321	$3,204,366	$(79,249)	335	$3,500,691	$(79,472)

Description of Securities	December 31, 2023
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Corporate debt securities	56	$865,152	$(2,433)	28	$342,354	$(2,153)	84	$1,207,506	$(4,586)
Residential mortgage backed securities	24	1,195,734	(9,911)	255	1,516,870	(91,919)	279	2,712,604	(101,830)
Commercial mortgage backed securities	11	325,203	(3,515)	59	781,839	(22,385)	70	1,107,042	(25,900)
Asset backed securities	39	640,049	(1,002)	26	320,391	(699)	65	960,440	(1,701)
State and municipal obligations	—	—	—	2	1,183	(67)	2	1,183	(67)
U.S. government and agency obligations	10	954,302	(648)	1	55	(1)	11	954,357	(649)
Total	140	$3,980,440	$(17,509)	371	$2,962,692	$(117,224)	511	$6,943,132	$(134,733)
As part of ACC’s ongoing monitoring process, management determined that the decrease in gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the nine months ended September 30, 2024 is primarily attributable to the impact of lower interest rates. As of September 30, 2024, ACC did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. ACC does not intend to sell these securities and does not believe that it is more likely than not that ACC will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of September 30, 2024 and December 31, 2023, approximately 96% and 97%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
During the three months ended June 30, 2024, the Company established an allowance for credit losses of $4.2 million related to one commercial mortgage backed security with a recent downgrade. As of September 30, 2024, the allowance for this security was reduced to $3.7 million. There were no amounts recognized in the allowance for credit losses on Available-for-Sale securities during the three and nine months ended September 30, 2023.
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

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following table presents rollforwards of the net unrealized gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss) (“AOCI”):

	Net Unrealized Gains (Losses) on Securities	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Gains (Losses) on Securities
	(in thousands)
Balance at July 1, 2024	$(93,366)	$24,050	$(69,316)
Net unrealized gains (losses) on securities arising during the period (1)	71,497	(17,125)	54,372
Reclassification of net (gains) losses on securities included in net income (2)	(444)	93	(351)
Balance at September 30, 2024	$(22,313)	$7,018	$(15,295)

Balance at July 1, 2023	$(163,354)	$40,979	$(122,375)
Net unrealized gains (losses) on securities arising during the period (1)	(30,373)	7,309	(23,064)
Reclassification of net (gains) losses on securities included in net income (2)	(51)	11	(40)
Balance at September 30, 2023	$(193,778)	$48,299	$(145,479)

Balance at January 1, 2024	$(98,326)	$25,239	$(73,087)
Net unrealized gains (losses) on securities arising during the period (1)	72,942	(17,576)	55,366
Reclassification of net (gains) losses on securities included in net income (2)	3,071	(645)	2,426
Balance at September 30, 2024	$(22,313)	$7,018	$(15,295)

Balance at January 1, 2023	$(154,094)	$38,749	$(115,345)
Net unrealized gains (losses) on securities arising during the period (1)	(39,959)	9,608	(30,351)
Reclassification of net (gains) losses on securities included in net income (2)	275	(58)	217
Balance at September 30, 2023	$(193,778)	$48,299	$(145,479)
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
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net realized gain (loss) on investments before income taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
			(in thousands)
Gross realized investment gains	$—	$51	$662	$250
Gross realized investment losses	(3)	—	(9)	(525)
Credit (losses)	447	—	(3,724)	—
Total	$444	$51	$(3,071)	$(275)
Available-for-Sale securities by contractual maturity as of September 30, 2024 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$3,654,436	$3,658,822
Due after one year through five years	146,450	147,828
	3,800,886	3,806,650
Residential mortgage backed securities	4,667,550	4,638,784
Commercial mortgage backed securities	1,580,827	1,566,848
Asset backed securities	1,826,675	1,837,619
Total	$11,875,938	$11,849,901

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
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses:

Commercial Loans
(in thousands)
Balance at January 1, 2024	$1,333
Provisions	817
Write-offs	(1,359)
Balance at September 30, 2024	$791

Balance at January 1, 2023	$1,472
Provisions	(90)
Balance at September 30, 2023	$1,382
As of September 30, 2024 and December 31, 2023, accrued interest on commercial loans was $879 thousand and $1.2 million, respectively, and is recorded in Receivables and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended September 30, 2024 and 2023, ACC purchased nil and $19.6 million, respectively, of syndicated loans, and sold $0.7 million and $0.4 million, respectively, of syndicated loans. During the nine months ended September 30, 2024 and 2023, ACC purchased $4.2 million and $20.0 million, respectively, of syndicated loans, and sold $4.0 million and $3.6 million, respectively, of syndicated loans.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were nil and $1.1 million as of September 30, 2024 and December 31, 2023, respectively. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. There were no commercial mortgage loans which management has assigned its highest risk rating as of both September 30, 2024 and December 31, 2023. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both September 30, 2024 and December 31, 2023.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	September 30, 2024
Loan-to-Value Ratio	2024	2023	2022	2021	2020	Prior	Total
	(in thousands)
> 100%	$—	$—	$—	$—	$—	$—	$—
80% - 100%	—	—	—	—	—	3,108	3,108
60% - 80%	2,584	4,000	5,358	—	—	5,770	17,712
40% - 60%	—	—	—	1,634	3,898	10,792	16,324
< 40%	2,891	3,652	1,366	7,807	3,000	41,204	59,920
Total	$5,475	$7,652	$6,724	$9,441	$6,898	$60,874	$97,064

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
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type. For the nine months ended September 30, 2024, write-offs of commercial mortgage loans were not material.
In addition, ACC reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
	(in thousands)
East North Central	$7,539	$8,226	8%	8%
East South Central	5,181	5,514	5	6
Middle Atlantic	14,776	15,466	15	16
Mountain	8,465	8,756	9	9
New England	6,127	6,308	6	7
Pacific	31,192	30,024	32	31
South Atlantic	12,642	13,023	13	13
West North Central	2,767	3,403	3	4
West South Central	8,375	6,229	9	6
Total	$97,064	$96,949	100%	100%
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
	(in thousands)
Apartments	$29,524	$31,125	30%	32%
Industrial	25,022	23,596	26	24
Mixed use	9,727	10,126	10	11
Office	10,734	11,336	11	12
Retail	13,466	14,574	14	15
Other	8,591	6,192	9	6
Total	$97,064	$96,949	100%	100%
Syndicated Loans
The investment in syndicated loans as of September 30, 2024 and December 31, 2023 was $64.2 million and $87.7 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. Syndicated loans past due as of September 30, 2024 and December 31, 2023 were nil and $1.1 million, respectively. ACC assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality. For the nine months ended September 30, 2024, write-offs of syndicated loans were $1.4 million.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	September 30, 2024
Internal Risk Rating	2024	2023	2022	2021	2020	Prior	Total
	(in thousands)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	129	—	—	—	1,917	2,046
Risk 3	124	943	—	4,550	642	2,152	8,411
Risk 2	21,770	5,317	—	2,014	443	3,612	33,156
Risk 1	10,048	6,229	—	1,309	1,390	1,578	20,554
Total	$31,942	$12,618	$—	$7,873	$2,475	$9,259	$64,167

	December 31, 2023
Internal Risk Rating	2023	2022	2021	2020	2019	Prior	Total
	(in thousands)
Risk 5	$—	$1,131	$—	$—	$—	$—	$1,131
Risk 4	111	—	—	1,199	1,925	—	3,235
Risk 3	1,963	—	5,050	2,460	1,207	8,106	18,786
Risk 2	20,347	1,998	8,437	2,377	4,658	1,981	39,798
Risk 1	8,557	2,261	6,104	1,993	4,162	1,625	24,702
Total	$30,978	$5,390	$19,591	$8,029	$11,952	$11,712	$87,652
Certificate Loans
Certificate loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to certificate loans, ACC does not record an allowance for credit losses.
Modifications with Borrowers Experiencing Financial Difficulty
Modifications of financing receivables with borrowers experiencing financial difficulty by ACC were not material for the three and nine months ended September 30, 2024 and 2023.
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

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$868,878	$—	$868,878
Available-for-Sale securities:
Corporate debt securities	—	1,108,612	12,191	1,120,803
Residential mortgage backed securities	—	4,638,784	—	4,638,784
Commercial mortgage backed securities	—	1,566,848	—	1,566,848
Asset backed securities	—	1,837,619	—	1,837,619
State and municipal obligations	—	1,219	—	1,219
U.S. government and agency obligations	2,684,628	—	—	2,684,628
Total Available-for-Sale securities	2,684,628	9,153,082	12,191	11,849,901
Equity derivative contracts	15	17,742	—	17,757
Total assets at fair value	$2,684,643	$10,039,702	$12,191	$12,736,536

Liabilities
Stock market certificate embedded derivatives	$—	$8,219	$—	$8,219
Equity derivative contracts	—	13,333	—	13,333
Total liabilities at fair value	$—	$21,552	$—	$21,552

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$894,121	$—	$894,121
Available-for-Sale securities:
Corporate debt securities	—	1,703,151	17,854	1,721,005
Residential mortgage backed securities	—	4,134,880	—	4,134,880
Commercial mortgage backed securities	—	1,892,445	—	1,892,445
Asset backed securities	—	2,647,114	—	2,647,114
State and municipal obligations	—	1,183	—	1,183
U.S. government and agency obligations	2,640,410	—	—	2,640,410
Total Available-for-Sale securities	2,640,410	10,378,773	17,854	13,037,037
Equity derivative contracts	—	17,255	—	17,255
Total assets at fair value	$2,640,410	$11,290,149	$17,854	$13,948,413

Liabilities
Stock market certificate embedded derivatives	$—	$9,300	$—	$9,300
Equity derivative contracts	16	11,480	—	11,496
Total liabilities at fair value	$16	$20,780	$—	$20,796

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Total
	(in thousands)
Balance at July 1, 2024	$11,998	$11,998
Total gains (losses) included in:
Net income	87	87	(1)
Other comprehensive income (loss)	106	106
Balance at September 30, 2024	$12,191	$12,191

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2024	$87	$87	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2024	$106	$106

	Available-for-Sale Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance at July 1, 2023	$13,403	$2,299	$15,702
Total gains (losses) included in:
Net income	73	32	105	(1)
Other comprehensive income (loss)	62	(16)	46
Purchases	4,683	—	4,683
Settlements	—	(750)	(750)
Balance at September 30, 2023	$18,221	$1,565	$19,786

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2023	$73	$32	$105	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2023	$62	$(16)	$46

	Available-for-Sale Securities
	Corporate Debt Securities	Total
	(in thousands)
Balance at January 1, 2024	$17,854	$17,854
Total gains (losses) included in:
Net income	279	279	(1)
Other comprehensive income (loss)	58	58
Settlements	(6,000)	(6,000)
Balance at September 30, 2024	$12,191	$12,191

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2024	$258	$258	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2024	$(3)	$(3)

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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets:

	September 30, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$12,188	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1%	1.1%

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$17,851	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%	-	1.1%	1.0%
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
Derivatives
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both September 30, 2024 and December 31, 2023. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
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
Derivatives
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both September 30, 2024 and December 31, 2023. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
During the reporting periods, there were no material assets or liabilities measured at fair value on a nonrecurring basis.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	September 30, 2024
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$63,750	$—	$62,569	$1,159	$63,728
Commercial mortgage loans	96,690	—	—	96,182	96,182
Certificate loans	30	—	30	—	30
Financial Liabilities
Certificate reserves	$11,989,889	$—	$—	$11,973,580	$11,973,580

	December 31, 2023
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$86,697	$—	$80,832	$4,899	$85,731
Commercial mortgage loans	96,571	—	—	93,119	93,119
Certificate loans	34	—	34	—	34
Financial Liabilities
Certificate reserves	$13,461,374	$—	$—	$13,420,205	$13,420,205
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	September 30, 2024
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$17,742	$—	$17,742	$(13,333)	$(4,323)	$86
Exchange-traded	15	—	15	—	—	15
Total	$17,757	$—	$17,757	$(13,333)	$(4,323)	$101

	December 31, 2023
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$17,255	$—	$17,255	$(11,480)	$(4,903)	$872
Total	$17,255	$—	$17,255	$(11,480)	$(4,903)	$872
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	September 30, 2024
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$13,333	$—	$13,333	$(13,333)	$—	$—
Total	$13,333	$—	$13,333	$(13,333)	$—	$—

	December 31, 2023
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$11,480	$—	$11,480	$(11,480)	$—	$—
Exchange-traded	16	—	16	—	—	16
Total	$11,496	$—	$11,496	$(11,480)	$—	$16
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
ACC uses derivatives as economic hedges of equity risk related to SMC. ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	September 30, 2024			December 31, 2023
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Equity contracts (1)	$165,457	$17,757	$13,333	$219,404	$17,255	$11,496
Embedded derivatives
Stock market certificates (2)	N/A	—	8,219	N/A	—	9,300
Total derivatives	$165,457	$17,757	$21,552	$219,404	$17,255	$20,796
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

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
As of September 30, 2024 and December 31, 2023, investment securities with a fair value of $395 thousand and $446 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
		(in thousands)
Equity contracts
Stock market certificates	Net provision for certificate reserves	$558	$(760)	$2,355	$2,005
Stock market certificates embedded derivatives	Net provision for certificate reserves	(423)	865	(2,073)	(2,918)
Total		$135	$105	$282	$(913)
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
9.  Shareholder’s Equity
ACC did not receive cash contributions from Ameriprise Financial during the three and nine months ended September 30, 2024. ACC received cash contributions of nil and $103.0 million from Ameriprise Financial during the three and nine months ended September 30, 2023, respectively. ACC received these contributions to maintain compliance with capital requirements and these contributions were outside of the Capital Support Agreement between Ameriprise Financial and ACC. See additional discussion on the Capital Support Agreement in ACC’s 2023 10-K.
ACC paid dividends to Ameriprise Financial of $63.0 million and $155.0 million, during the three and nine months ended September 30, 2024, respectively. ACC did not pay any dividends to Ameriprise Financial during the three and nine months ended September 30, 2023, respectively.
ACC did not return any contributed capital to Ameriprise Financial during the three and nine months ended September 30, 2024 and 2023, respectively. ACC continued to maintain compliance with the capital requirements of the SEC and the Minnesota Department of Commerce during the three and nine months ended September 30, 2024.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
10.  Income Taxes
ACC’s effective tax rate was 19.3% and 25.1% for the three months ended September 30, 2024 and 2023, respectively. ACC’s effective tax rate was 21.4% and 25.3% for the nine months ended September 30, 2024 and 2023, respectively.
The effective tax rate for the three months ended September 30, 2024 was lower than the statutory rate primarily as a result of a decrease in unrecognized tax benefits, partially offset by state income taxes, net of federal benefit. The effective tax rate for the nine months ended September 30, 2024 was higher than the statutory rate primarily as a result of an increase in state income taxes, net of federal benefit, partially offset by unrecognized tax benefits.
The effective tax rate for the three and nine months ended September 30, 2023 was higher than the statutory rate primarily as a result of state income taxes, net of federal benefit.
The lower effective tax rate for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 was primarily the result of a decrease in unrecognized tax benefits.
ACC is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Based on analysis of ACC’s tax position, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of both September 30, 2024 and December 31, 2023.
As of September 30, 2024 and December 31, 2023, ACC had $3.4 million and $5.5 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $2.7 million and $4.4 million, net of federal tax benefits, of unrecognized tax benefits as of September 30, 2024 and December 31, 2023, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. ACC estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $224 thousand in the next 12 months primarily due to state statutes of limitations expirations.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized a net decrease of $455 thousand and $519 thousand in interest and penalties for the three and nine months ended September 30, 2024, respectively. ACC recognized a net increase of $89 thousand and $233 thousand in interest and penalties for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 and December 31, 2023, ACC had a payable of $509 thousand and $1.0 million, respectively, related to accrued interest and penalties.
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
Results of Operations for the Nine Months Ended September 30, 2024 and 2023
ACC’s net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income trends occur largely due to changes in returns on ACC’s investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles (“GAAP”).
Net income decreased $0.5 million, or 1%, for the nine months ended September 30, 2024 compared to the prior year period primarily due to higher net provision for certificate reserves along with higher net realized losses on investments, partially offset by higher investment income and lower income taxes. Client deposits decreased $0.6 billion from the prior year period to $12.0 billion. After a period of strong growth during a rising interest rate environment, ACC has experienced net outflows during the nine months ended September 30, 2024.
Investment income increased $110.5 million, or 24%, for the nine months ended September 30, 2024 compared to the prior year period reflecting an increase in the average invested asset yield, driven by higher average short-term interest rates, and higher average investment balances.
Investment expenses increased $2.0 million, or 5%, for the nine months ended September 30, 2024 compared to the prior year period primarily due to volume-driven increases in distribution expenses and investment advisory fees.
Net provision for certificate reserves increased $111.3 million, or 35%, for the nine months ended September 30, 2024 compared to the prior year period primarily due to higher average client crediting rates, as well as higher average certificate balances.
Net realized losses on investments before income taxes increased $3.2 million for the nine months ended September 30, 2024 compared to the prior year period primarily due to an allowance for credit losses related to a commercial mortgage backed security with a recent downgrade.

Index
AMERIPRISE CERTIFICATE COMPANY
ACC’s effective tax rate was 21.4% for the nine months ended September 30, 2024 compared to 25.3% for the prior year period. The decrease in the effective tax rate for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily the result of a decrease in unrecognized tax benefits. See Note 10 to our Consolidated Financial Statements for additional discussion on income taxes.
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
ACC’s management, under the supervision and with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s principal executive officer and principal financial officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There have not been any changes in ACC’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter of the year to which this report relates that have materially affected, or are reasonably likely to materially affect, ACC’s internal control over financial reporting.

Index
AMERIPRISE CERTIFICATE COMPANY
PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
The information set forth in Note 8 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.
ITEM 1A.  RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of ACC’s 2023 10-K.
ITEM 6.  EXHIBITS
The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description

3(a)	Amended and Restated Certificate of Incorporation of American Express Certificate Company, dated August 1, 2005, filed electronically on or about March 10, 2006 as Exhibit 3(a) to Registrant’s Form 10-K is incorporated by reference.
3(b)	By-Laws of Ameriprise Certificate Company, filed electronically on or about November 5, 2010 as Exhibit 3(b) to Registrant’s Form 10-Q, are incorporated herein by reference.
31.1*	Certification of Abu M. Arif pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Thomas Nickerson pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of Abu M. Arif and Thomas Nickerson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed electronically herewithin.

Index
AMERIPRISE CERTIFICATE COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date:	November 1, 2024	By:	/s/ Abu M. Arif
Abu M. Arif
Chief Executive Officer

Date:	November 1, 2024	By:	/s/ Thomas Nickerson
Thomas Nickerson
Chief Financial Officer