Form 10-K
period 2024-12-31
AMERIPRISE CERTIFICATE CO
filed 2025-02-20
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 30 OF THE INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Class	Outstanding at February 20, 2025
Common Stock (par value $10 per share)	150,000 shares
All outstanding shares of the registrant are directly owned by Ameriprise Financial, Inc.
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY
FORM 10-K

Index
Ameriprise Certificate Company
PART I
Item 1. Business
Overview
Ameriprise Certificate Company (“ACC”) was incorporated on October 28, 1977 under the laws of Delaware. Ameriprise Financial, Inc. (“Ameriprise Financial”, collectively with its subsidiaries and affiliates, “we”, “us” and “our”), a Delaware corporation, owns 100% of the outstanding voting securities of ACC. Ameriprise Financial and its predecessor companies have a 130-year history of providing solutions to help clients confidently achieve their financial objectives.
ACC is registered as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”) and is in the business of issuing face-amount investment certificates. Face-amount certificates issued by ACC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by ACC, at its discretion. ACC’s certificates are distributed and sold solely by Ameriprise Financial Services, LLC (“AFS”), an affiliate of ACC and its network of more than 10,000 financial advisors. AFS is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.
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
Within the specified maturity periods, most certificates have interest crediting rate terms ranging from three to 48 months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at maturity; however, the Cash Reserve Certificate is a fully liquid product and can be surrendered at any time without penalty at maturity. Currently offered ACC certificates (listed above), as well as certain certificates previously issued by ACC (not listed above), contain renewal features which enable certificate owners to renew their certificate term until certificate maturity. Accordingly, certificate products that are currently outstanding in their renewal periods or are exercised for renewal in the future are, and continue to be, liabilities of ACC until their redemption or maturity, whether or not such certificates are available for new sales. ACC guarantees the return of principal, as well as interest once it has been credited, less any penalties that apply, for each of the certificates offered.
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
Asset Management
ACC has retained Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC, to manage ACC’s investment portfolio under an investment management agreement, which is subject to annual review and approval by ACC’s Board of Directors, including a majority of the directors who are not “interested persons” of AFS, CMIA or ACC. This investment management agreement with CMIA can be terminated by either party on sixty days’ written notice.
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
ACC has also entered into a written understanding with the Minnesota Department of Commerce (Banking Division) that ACC will maintain capital equal to at least 5% of the assets of ACC (less outstanding certificate loans). To the extent that payment of a dividend would decrease this ratio below the required 5%, payment of a dividend would be restricted. When computing its capital for these purposes, ACC values its assets on the basis of statutory accounting for insurance companies rather than U.S. generally accepted accounting principles (“GAAP”). ACC is subject to examination and supervision by the Minnesota Department of Commerce (Banking Division) and the SEC.
Following conversion in 2019 of ACC’s affiliate Ameriprise National Trust Bank into a federal savings bank (“Ameriprise Bank”), Ameriprise Financial continued to be subject to ongoing supervision by the Board of Governors for the Federal Reserve System (“FRB”). FRB regulation and supervisory oversight of Ameriprise Financial includes examinations, regular financial reporting, and prudential standards, such as capital, liquidity, risk management and parameters for business conduct and internal governance. In order to maintain Ameriprise Financial’s permission under applicable bank holding company laws and regulations to engage in business activities other than banking or activities closely related to banking, each of Ameriprise Financial and Ameriprise Bank, as Ameriprise Financial’s sole insured depository institution subsidiary, must remain “well-capitalized” and “well-managed” under applicable federal banking regulations, and Ameriprise Bank must receive at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act. Failure to meet one or more of certain requirements and regulations would mean, depending on the

Index
Ameriprise Certificate Company
requirements not met and any agreement then reached with the FRB, that until cured Ameriprise Financial (and therefore ACC) could not undertake new activities, continue certain activities, or make certain acquisitions. As a subsidiary of Ameriprise Financial, ACC is (absent exclusion or exemption) required to comply with investment limitations on its portfolio and other limitations under applicable banking laws, including what is commonly referred to as the Volcker Rule.
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
ACC’s financial condition and results of operations may be materially affected by market fluctuations and by economic and other factors (whether actual or perceived). Such factors, which can be global, regional, national or local in nature, include: (i) the level and volatility of the markets, including equity prices, interest rates, commodity prices, currency values and other market indices and drivers; (ii) geopolitical strain, terrorism and armed conflicts; (iii) political dynamics or elections and social, economic and market conditions; (iv) the availability and cost of capital; (v) global health emergencies; (vi) technological changes and events; (vii) U.S. and foreign government fiscal and tax policies; (viii) U.S. and foreign government ability, real or perceived, to avoid defaulting on government securities; (ix) the availability and cost of credit and hedge markets; (x) periods of elevated inflation; (xi) natural disasters such as weather catastrophes; and (xii) other factors affecting investor sentiment and confidence in the financial markets. These factors also may have an impact on ACC’s ability to achieve its strategic objectives.
ACC’s financial condition and results of operations are affected by the “spread,” or the difference between the returns ACC earns on the investments that support its product obligations and the amounts that ACC must pay certificate holders.
Downturns and volatility in markets have had, and may in the future have, an adverse effect on the financial condition and results of operations of ACC. Market downturns and volatility may cause, and have caused, potential new purchasers of ACC’s products to refrain from purchasing or to purchase fewer ACC certificate products. Additionally, downturns and volatility in financial markets can have, and have had, an adverse effect on the performance of ACC’s investment portfolio.
Changes in interest rates may affect ACC’s financial condition and results of operations.
ACC’s investment products are sensitive to interest rate fluctuations and ACC’s future costs associated with such variations may differ from its historical results of operations. As market interest rates increase, ACC may offer higher crediting rates on existing face-amount certificates to remain competitive with other products in the market. Because yields on invested assets may not increase as quickly as current interest rates, ACC may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing certificates. In addition, increases in market interest rates may cause increased certificate surrenders or changes in demands of certificate products as certificate holders seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected outflow of cash from ACC’s business. Also, increases in market interest rates may result in extension of certain cash flows from structured mortgage assets. Certificate withdrawals and surrenders may also require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses to be realized in ACC’s results of operations. If higher market interest rates lead to inflows into interest sensitive face-amount certificates or other changes in product behavior, ACC’s capital requirements may increase as well. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on ACC’s financial condition and results of operations.
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
ACC invests a portion of its assets in privately placed fixed income securities and commercial mortgage loans, which are relatively illiquid. ACC’s investment manager periodically reviews ACC’s private placement investment using adopted standards to categorize the investment as liquid or illiquid. As of December 31, 2024, commercial mortgage loans and private placement fixed income securities that have been categorized as illiquid represented approximately 1% of the carrying value of ACC’s investment portfolio. If ACC requires significant amounts of cash on short notice in excess of its normal cash requirements, ACC may have difficulty selling its investment in a timely manner or be forced to sell them for an amount less than it would otherwise have been able to realize, or both, which could have an adverse effect on ACC’s financial condition and results of operations.
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
ACC operates in many regions and communities where ACC’s business, and the activities of ACC’s clients and counterparties, could be adversely affected by climate change. Climate change may increase the severity and frequency of weather-related catastrophes, or adversely affect ACC’s investment portfolio or investor sentiment. This includes the potential for an increase in the frequency and severity of weather-related disasters and pandemics. In addition, climate change regulation may affect the prospects of companies and other entities whose securities ACC’s holds, or ACC’s willingness to continue to hold their securities. Climate change may also influence investor sentiment with respect to ACC and investments in ACC’s portfolio. Climate risks can also arise from the inconsistencies and conflicts in the manner in which climate policy, disclosure requirements and financial regulation is implemented in the many regions where ACC operates, including initiatives to apply and enforce policy and regulation with extraterritorial effect. Transition risks may arise from societal adjustment to a lower-carbon economy, such as changes in public policy, adoption of new technologies or changes in consumer preferences towards low-carbon goods and services. These risks could also be influenced by changes in the physical climate. Overall, ACC cannot predict or estimate the long-term impacts from climate change or related regulation.
ACC’s operational systems and networks (as well as those of third parties) are subject to evolving cybersecurity or other technological risks, which could result in the disclosure of confidential information, loss of ACC’s proprietary information, damage to ACC’s reputation, additional costs to ACC, regulatory penalties and other adverse impacts.
The business of ACC and its affiliates is reliant upon internal and third-party-controlled, -developed and -operated software (which includes open source software), technology systems and networks to process, transmit and store information, including current, potential and former clients’, advisors’ personal information, as well as proprietary information, and to conduct many business activities and transactions. Maintaining the security and integrity of the software, information and these systems and networks, and appropriately responding to any cybersecurity and privacy incidents (including attempts to attack or access ACC’s network), is critical to the success of ACC’s business operations, including ACC’s reputation, to the retention of AFS’s advisors and clients, and to the protection of ACC’s proprietary information and clients’ personal information.

Index
Ameriprise Certificate Company
ACC and its affiliates rely on the third parties with whom it does business to identify and remediate software and other vulnerabilities in the assets and systems they use to run their business before they can be exploited by bad actors, but the third parties cannot always do so. For example, zero-day vulnerabilities in software and other technology solutions are immediately exploitable by bad actors as occasionally happens with certain of ACC’s affiliates’ vendors in the industry. ACC and its affiliates routinely face attacks and seek to address evolving threats of which we become aware. ACC and its affiliates have been able to identify, protect, detect, respond to and recover from these attacks to date without a material loss of client financial assets or information through the use of ongoing internal and external threat monitoring and by making continual adjustments to ACC’s security and incident response capabilities.
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
On a corporate basis, various laws and regulations, and in some cases contractual obligations, require ACC’s affiliates to establish and maintain corporate policies and technical and operational measures designed to protect sensitive client, contractor and vendor information, and to respond to cybersecurity incidents in certain ways and timeframes. ACC’s affiliates have established policies and implemented such technical and operational measures and have in place policies that require AFS’s service providers and franchisee advisors, each of which control locally their own technology operations, to do the same. The hybrid work environment among ACC’s affiliates’ employees adds complexity to monitoring and processing procedures. Changes in ACC’s business or technological advancements may also require corresponding changes in ACC’s systems, networks and data security and response measures. While accessing ACC and its affiliates products and services, ACC’s clients may use computers and other devices that sit outside of ACC and its affiliates security control environment. In addition, the ever-increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks (including in recent well-publicized security breaches at other companies), both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity threats and report incidents they suffer. As these threats, and government and regulatory oversight of associated risks, continue to evolve, ACC may be required to expend significant additional resources (both direct financial resources and indirect costs like people) to enhance or expand upon the technical and operational security and response measures ACC and its affiliates currently maintain. These regulator-driven changes may adversely impact the client experience by, for example, requiring multiple or new means of verifying the identity of a client before they can interact with ACC.
Despite the measures ACC has taken and may in the future take to address and mitigate cybersecurity, privacy and technology risks, ACC cannot be certain that ACC and its affiliates systems and networks, or those used by its vendors, will not be subject to successful attacks, breaches or interference. Nor can ACC guarantee that AFS franchise advisors will comply with ACC and its affiliates policies and procedures in this regard, that clients will engage in safe and secure online practices or that vendors will effectively deploy and maintain the security measures and protocols that ACC and its affiliates impose. Furthermore, human error occurs from time to time and such mistakes can lead to the inadvertent disclosure of sensitive information. ACC and its affiliates have a vendor management process, but at times, ACC and its affiliates’ software or service providers could push through updates that are not fully disclosed to us (or tested by them) and that could alter the control posture of their products. Any such event may result in operational disruptions, as well as unauthorized access to or the disclosure or loss of, ACC’s proprietary information or ACC’s affiliates’ client, employee, vendor or advisor personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to respond to, eliminate, or mitigate further exposure, the loss of clients or AFS advisors, or other damage to ACC’s business. While ACC and its affiliates maintain cyber liability insurance that provides both third-party liability and first-party liability coverages, it may not protect ACC against all cybersecurity- and privacy-related losses. Furthermore, ACC may be subject to indemnification costs and liability to third parties if ACC breaches any confidentiality or security obligations regarding vendor data or for losses related to the data. In addition, the trend toward broad consumer and general-public notification of such incidents, including those where ACC and its affiliates’ vendors are the party being breached, could exacerbate the harm to ACC’s business, reputation, financial condition or results of operations in the event of a breach. Even if ACC and its affiliates successfully protect ACC’s technology infrastructure and the confidentiality of sensitive data and conduct appropriate incident response, ACC may incur significant expenses in connection with ACC’s responses to any such attacks, as well as the adoption, implementation and maintenance of appropriate security measures. In addition, ACC and its affiliates regulators may seek to hold ACC’s affiliate responsible for the acts, mistakes or omissions of vendors or AFS franchise advisors even where they procure and control much of the physical office space and technology infrastructure they use to operate their businesses locally.
Protection from system interruptions and operating errors is important to ACC’s business. If ACC experiences a sustained interruption to ACC’s telecommunications or data processing systems, or other failure in operational execution, it could harm ACC’s business.
Operating errors and system or network interruptions could delay and disrupt ACC’s operations. Interruptions could be caused by mistake, malfeasance or other operational failures by service provider staff or ACC’s affiliates’ employee error or malfeasance,

Index
Ameriprise Certificate Company
interference by third parties, including hackers, ACC’s implementation of new technology, maintenance of existing technology or natural disasters, each of which may impact ACC’s ability to run its systems or encounter varying downtime. Though ACC plans for resiliency in its systems and test these capabilities, it could face additional downtime or data loss if its plans do not work as expected during a real event. ACC’s financial, accounting, human resources, data processing or other operating systems and facilities may fail to operate or report data properly, experience connectivity disruptions or otherwise become disabled as a result of events that are wholly or partially beyond ACC’s control, adversely affecting ACC’s ability to process transactions or provide products and services to clients (some of which have regulatory required response times).
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
Artificial intelligence (including generative artificial intelligence) presents many benefits in terms of operating efficiency, but also certain risks that ACC needs to seek to mitigate through its strategic and risk management policies, such as reliance on information that may be inaccurate or unfairly discriminatory results. In addition, the regulatory framework and expectations relating to the use of artificial intelligence are in their early stages as is the use (and how ACC and its affiliates manage the use) of artificial intelligence in its business.
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
The occurrence of natural disasters and catastrophes, including earthquakes, hurricanes, floods, tornadoes, fires, blackouts, severe winter weather, explosions, pandemic disease and global health emergencies (such as COVID-19) and man-made disasters, including acts of terrorism, riots, civil unrest including large-scale protests, insurrections and military actions, could adversely affect the results of operations or financial condition of ACC. Such disasters and catastrophes may impact ACC directly by damaging its facilities, preventing service providers or employees of its affiliates from performing their roles or otherwise disturbing its ordinary business operations. These impacts could be particularly severe to the extent they affect access to physical facilities or the physical well-being of large numbers of employees of ACC’s affiliates, ACC’s computer-based data processing, transmission, storage and retrieval systems and destroy or release valuable data. Such disasters and catastrophes may also impact ACC indirectly by changing the condition and behaviors of its clients, business counterparties and regulators, as well as by causing declines or volatility in the economic and financial markets, which could in turn have an adverse effect on ACC’s investment portfolio.
ACC cannot predict the impact that changing climate conditions may have on the frequency and severity of natural disasters or on

Index
Ameriprise Certificate Company
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
ACC is subject to the income tax laws of the U.S., its states and municipalities. ACC makes judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and also makes estimates about when in the future certain items affect taxable income in the various tax jurisdictions. In addition, changes to the Internal Revenue Code, administrative rulings or court decisions could increase ACC’s provision for income taxes and reduce ACC’s earnings. Furthermore, guidance issued by the U.S. Department of Treasury and others has been critical to the application and impact of new laws and in avoiding unintended impacts from legislation. The jurisdictions ACC operates in may not always provide clear guidance that is responsive to industry questions and concerns. If guidance is unclear, it could increase ACC’s taxes or create a potential for disagreement about interpretation of the tax code.
Many of the products that ACC or Ameriprise Financial and its affiliates offer or on which these businesses are based receive favorable treatment under current U.S. federal income or estate tax law. Changes in U.S. federal income or estate tax law could reduce or eliminate the tax advantages of certain of Ameriprise Financial’s products and thus make such products or ACC’s products less attractive to clients or cause a change in client demand and activity.
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
Item 1B. Unresolved Staff Comments
None.

Index
Ameriprise Certificate Company
Item 1C. Cybersecurity
Risk Management and Strategy
Cybersecurity is a key part of our business and client experience and is integrated into our enterprise risk management processes and policies. We maintain written policies, processes and procedures that seek to identify, protect, detect, respond to, and recover from known and emerging cybersecurity risks. Our program includes consuming threat intelligence and ongoing monitoring of known external threats. We also have operating policies and procedures designed to comply with applicable requirements in jurisdictions we operate in globally. Our policies and procedures are regularly reviewed and internally assessed to enhance our corporate security capabilities. We make ongoing investments in our technology infrastructure to support cybersecurity efforts and support reliability and the user experience. We offer clients and affiliated advisors a variety of options to help secure their information, including multi-factor authentication and the use of secure messaging sites. We provide our affiliated advisors with ongoing security training and periodically test their skills and understanding with various cybersecurity exercises.
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
Additionally, as part of our formal procurement and vendor management process, we ask our third-party service providers to have and maintain cybersecurity programs that are consistent with our legal and regulatory obligations, and we review cybersecurity risk assessments of those third-party service providers who provide key technology and services. For third-party service providers that do go through our formal procurement process and vendor risk management assessment, our Enterprise Third-Party Risk Management team assigns tiers. The tiers are based on a combination of criteria, including the services provided and the information to which they have access, to focus the most detailed reviews and the most frequent assessments on highest tiered third-party service providers, while also maintaining an appropriate level of review and monitoring on lower tiers. Some third-party service providers contracted outside of the formal procurement process may still be subject to providing information about their security programs based on services performed.
Our Enterprise Third-Party Risk Management Office provides oversight and support to the business teams as end-users of the third-party service providers’ goods and services, while also providing a conduit through which oversight can be conducted by our management and Board of Directors. When a third-party service provider is off-boarded through our procurement and third-party risk management process, they are subject to an off-boarding review when the relationship ends that is designed to obtain the return or destruction of our information. Our Enterprise Third-Party Risk Management Office provides risk assessment reporting to business teams, internal risk management committees and our executive leadership. The reporting structure supports an effective design of the program, provides transparency, and drives regulatory compliance. Third-party service providers that participate in the delivery of services to us, as well as their fourth-parties, are also generally expected to have and maintain cybersecurity defenses, so long as they participate in the delivery of services to us to help protect our systems and our clients from incursions through third-party services’ systems. Should one of our third-party service providers suffer a breach in their or their fourth-party systems, we rely on them to inform us and work with us to protect our systems, remediate breaches, and mitigate the impact to our clients and our technology.

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
During 2024, the Board of Directors reviewed and received reports on our identity theft prevention and privacy programs, including the following topics: emerging risks, identity theft threats, experience and trends; the effectiveness of existing controls and planned enhancements to controls; and key areas of focus for the identity theft and privacy programs.
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
Frequency and amount of capital transactions with Ameriprise Financial during the past two years were:

	Dividends to Ameriprise Financial	Return of Capital to Ameriprise Financial	Receipt of Capital from Ameriprise Financial
	(in millions)
Year Ended December 31, 2024
March 27, 2024	$37.0	$—	$—
June 27, 2024	55.0	—	—
September 26, 2024	63.0	—	—
December 27, 2024	70.0	—	—
Total	$225.0	$—	$—

Year Ended December 31, 2023
January 30, 2023	$—	$—	$35.0
February 28, 2023	—	—	8.0
March 31, 2023	—	—	34.0
April 27, 2023	—	—	7.0
May 30, 2023	—	—	14.0
June 29, 2023	—	—	5.0
October 26, 2023	—	—	10.0
November 29, 2023	—	—	15.0
December 27, 2023	—	—	2.5
Total	$—	$—	$130.5
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
Net income increased $4.2 million, or 4%, for 2024 compared to the prior year primarily due to higher investment income along with lower investment expenses and income taxes. This increase was partially offset by higher net provision for certificate reserves. Client deposits decreased $2.3 billion from the prior year to $11.2 billion. After a period of strong growth during a rising interest rate environment, ACC has experienced net outflows during 2024.
Investment income increased $83.8 million, or 13%, for 2024 compared to the prior year primarily reflecting an increase in the average invested asset yield, driven by higher average short-term interest rates, and higher average investment balances. Interest-bearing assets include $11.0 billion of Available-for-Sale securities, $0.8 billion of cash and cash equivalents, and $0.2 billion of loans and other assets. The ACC investment portfolio securities are mostly rated AAA and primarily consist of structured assets and government bonds, of which 39% were floating rate and approximately 23% were 6-month Treasury Bills as of December 31, 2024. The duration of ACC investments was 1.1 years as of December 31, 2024 compared to 0.9 years as of December 31, 2023.
Investment expenses decreased $2.8 million, or 5%, for 2024 compared to the prior year due to decreases in investment advisory, distribution, and transfer agent fees.
Net provision for certificate reserves increased $84.2 million, or 18%, for 2024 compared to the prior year primarily due to higher average client crediting rates as well as higher average certificate balances. The average certificate reserve balance for ACC was $12.5 billion for 2024 compared to $11.8 billion for the prior year with the average crediting rate of 4.40% for 2024 compared to 3.96% for 2023.
The effective tax rate was 21.3% for 2024 compared to 24.6% for the prior year. The decrease in the effective tax rate for the year ended December 31, 2024 compared to 2023 was primarily the result of a decrease in unrecognized tax benefits. See Note 11 to the Consolidated Financial Statements for additional discussion on income taxes.
Fair Value Measurements
ACC reports certain assets and liabilities at fair value; specifically derivatives, embedded derivatives, and most investments and cash equivalents. Fair value assumes the exchange of assets or liabilities occurs in orderly transactions and is not the result of a forced

Index
Ameriprise Certificate Company
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

Index
Ameriprise Certificate Company
The following tables present ACC’s estimate of the impact on pretax income from the above defined hypothetical market movements as of December 31, 2024:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in thousands)
Certificates	$1,313	$(1,151)	$162

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in thousands)
Certificates	$558	$—	$558
The above results compare to an estimated positive impact to pretax income of $1.7 million related to a 100 basis point increase in interest rates and an estimated positive impact of $112 thousand related to a 10% equity price decline as of December 31, 2023.
Actual results could and likely will differ materially from those illustrated above as they are based on a number of estimates and assumptions. For example, the illustration above includes assuming that implied market volatility does not change when equity prices fall by 10% and that the 100 basis point increase in interest rates is a parallel shift of the yield curve. Furthermore, ACC has not tried to anticipate changes in client preferences for different types of assets or other changes in client behavior, nor has ACC tried to anticipate all strategic actions management might take to increase revenues or reduce expenses in these scenarios.
The selection of a 100 basis point interest rate increase as well as a 10% equity price decline should not be construed as a prediction of future market events. Impacts of larger or smaller changes in interest rates or equity prices will not be proportional to those shown for a 100 basis point increase in interest rates or a 10% decline in equity prices.
ACC has interest rate risk from its Flexible Savings Certificates and other fixed rate certificates. These products are investment certificates generally ranging in amounts from $1 thousand to $2 million with interest crediting rate terms ranging from three to 36 months. ACC guarantees an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed income securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although ACC monitors its investment strategy and makes modifications based on changing liabilities and the expected interest rate environment. ACC also has interest rate risk from its Step-Up Rate Certificates, which was not material as of December 31, 2024. ACC had $11.1 billion in reserves included in Certificate reserves as of December 31, 2024 to cover the liabilities associated with these products.
ACC has equity price risk from its Stock Market Certificates. Stock Market Certificates are purchased for amounts generally from $1 thousand to $2 million for terms of 52, 104 or 156 weeks, which can be extended to a maximum of 15 years depending on the term. For each term the certificate holder can choose to participate 100% in any percentage increase in the S&P 500® Index up to a maximum return or choose partial participation in any increase in the S&P 500® Index plus a fixed rate of interest guaranteed in advance. If partial participation is selected, the total of equity-linked return and guaranteed rate of interest cannot exceed the maximum return. ACC had $124.1 million in reserves included in Certificate reserves as of December 31, 2024 to cover the liabilities associated with these products. Effective August 18, 2023, the Stock Market Certificate product was closed to new sales and add-on payments. The equity-linked return to investors creates equity price risk exposure. ACC seeks to minimize this exposure with purchased futures and call spreads that replicate what ACC must credit to client accounts. This risk continues to be fully hedged. Stock Market Certificates have interest rate risk as changes in interest rates affect the fair value of the payout to be made to the certificate holder. This risk is not currently hedged and was immaterial as of December 31, 2024.

Index
Ameriprise Certificate Company
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
ACC’s management, under the supervision and with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s principal executive officer and principal financial officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2024.
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

Index
Ameriprise Certificate Company
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services
The Board of Directors of ACC, at the recommendation of its Audit Committee, appointed PricewaterhouseCoopers LLP (“PwC”) as an independent registered public accounting firm to audit the Consolidated Financial Statements of ACC for the years ended December 31, 2024 and 2023.
Audit Fees
The aggregate fees billed or to be billed by PwC for each of the last two years for professional services rendered for the audit of ACC’s annual Consolidated Financial Statements and services that were provided in connection with statutory and regulatory filings were $128,000 and $125,000 for 2024 and 2023, respectively.
Audit-Related Fees, Tax Fees, All Other Fees
ACC was not billed by PwC for any fees for audit-related fees, tax fees or any other fees for 2024 or 2023.
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
In both 2024 and 2023, 100% of the services provided by PwC for ACC were pre-approved by the Audit and Risk Committee of Ameriprise Financial and the Audit Committee of ACC.

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
10(l)
Amended and Restated Federal Income Tax Sharing Agreement between or among Ameriprise Financial, Inc. and certain subsidiaries, including Ameriprise Certificate Company, effective January 1, 2023 filed as Exhibit 10(a) to Form 10-Q on August 6, 2024, is incorporated by reference.

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

14(a)	Code of Ethics under Rule 17j-1 for Ameriprise Certificate Company effective May 21, 2014, filed electronically on or about February 27, 2019 as Exhibit 14(a) to Registrant’s Form 10-K is incorporated by reference.
14(b)*	Code of Ethics adopted under Rule 17j-1 for Registrant’s investment adviser, dated December 2024.
14(c)*	Code of Ethics under Rule 17j-1 for Registrant’s underwriter, as revised January 2, 2025.
24*	Directors’ Power of Attorney, dated November 6, 2024.
31.1*	Certification of Abu M. Arif, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Thomas Nickerson, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*
Certification of Abu M. Arif, Chief Executive Officer and Thomas Nickerson, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed electronically herewith.
Item 16. Form 10-K Summary
None.

Index
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE CERTIFICATE COMPANY
Registrant

Date:	February 20, 2025	By	/s/ Abu M. Arif
Abu M. Arif Director, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date:	February 20, 2025	By	/s/ Abu M. Arif
Abu M. Arif Director, President and Chief Executive Officer (Principal Executive Officer)

Date:	February 20, 2025	By	/s/ Thomas Nickerson
Thomas Nickerson Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 20, 2025	By	/s/ Brian L. Granger
Brian L. Granger Vice President, Controller and Chief Accounting Officer

Date:	February 20, 2025	By	/s/ Ronald L. Guzior*
Ronald L. Guzior Director

Date:	February 20, 2025	By	/s/ Karen M. Bohn*
Karen M. Bohn Director

Date:	February 20, 2025	By	/s/ Lorna P. Gleason*
Lorna P. Gleason Director

Date:	February 20, 2025	By	/s/ Robert J. McReavy*
Robert J. McReavy Director

*By	/s/ Abu M. Arif
Abu M. Arif
* Executed by Abu M. Arif pursuant to a Power of Attorney, dated November 6, 2024, filed electronically herewith as Exhibit 24 to the Registrant’s Form 10-K.

Index
Ameriprise Certificate Company
Index to Consolidated Financial Statements and Schedules
Consolidated Financial Statements:

All other Schedules required by Article 6 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

Index
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of Ameriprise Certificate Company
Opinion on the Financial Statements
We have audited the consolidated financial statements, including the related notes and financial statement schedules, of Ameriprise Certificate Company and its subsidiary (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 by correspondence with the custodian and brokers and the application of alternative auditing procedures where securities purchased had not been received. We believe that our audits provide a reasonable basis for our opinion.
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
Valuation of Level 2 Available-for-Sale Securities
As described in Notes 1, 3, and 8 to the consolidated financial statements, available-for-sale securities are carried at fair value. As of December 31, 2024, the total fair value of available-for-sale securities was $10,960 million, which includes $8,310 million of level 2 securities. Level 2 securities include corporate bonds, residential mortgage backed securities, commercial mortgage backed securities, asset backed securities, state and municipal obligations and other securities. The fair value of level 2 securities is based on a market approach with prices obtained from third-party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes.
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
February 20, 2025
We have served as the Company’s auditor since 2010.

Index
Ameriprise Certificate Company
Consolidated Statements of Operations

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Investment Income:
Interest income:
Available-for-Sale securities	$689,576	$587,230	$135,500
Commercial mortgage loans and syndicated loans	9,731	10,613	8,286
Cash and cash equivalents	44,766	62,184	15,124
Certificate loans	1	3	4
Other	(206)	83	182
Total investment income	743,868	660,113	159,096
Investment Expenses:
Ameriprise Financial and affiliated company fees:
Distribution	18,390	18,501	8,868
Investment advisory and services	25,284	27,819	13,138
Transfer agent	9,518	10,344	6,218
Depository	88	88	73
Other	1,327	681	444
Total investment expenses	54,607	57,433	28,741
Net investment income before provision for certificate reserves and income taxes	689,261	602,680	130,355
Provision for Certificate Reserves:
According to the terms of the certificates:
Provision for certificate reserves	398	424	206
Interest on additional credits	—	1	1
Additional credits/interest authorized by ACC	551,986	467,934	54,167
Total provision for certificate reserves before reserve recoveries	552,384	468,359	54,374
Reserve recoveries from terminations prior to maturity	(1,755)	(1,961)	(869)
Net provision for certificate reserves	550,629	466,398	53,505
Net investment income before income taxes	138,632	136,282	76,850
Income tax expense	29,549	33,520	19,032
Net investment income, after-tax	109,083	102,762	57,818
Net realized gain (loss) on investments:
Securities of unaffiliated issuers before income taxes	(3,472)	(817)	20
Income tax expense (benefit)	(729)	(172)	4
Net realized gain (loss) on investments, after-tax	(2,743)	(645)	16
Net income	$106,340	$102,117	$57,834
See Notes to Consolidated Financial Statements.

Index
Ameriprise Certificate Company
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Net income	$106,340	$102,117	$57,834
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period	28,539	42,061	(131,066)
Reclassification of net (gains) losses on securities included in net income	2,018	197	(15)
Total other comprehensive income (loss), net of tax	30,557	42,258	(131,081)
Total comprehensive income (loss)	$136,897	$144,375	$(73,247)
See Notes to Consolidated Financial Statements.

Index
Ameriprise Certificate Company
Consolidated Balance Sheets

	December 31,
	2024	2023
	(in thousands, except share data)
ASSETS
Qualified Assets
Investments in unaffiliated issuers:
Cash and cash equivalents	$823,843	$913,063
Available-for-Sale securities:
Fixed maturities, at fair value (amortized cost: 2024, $11,022,239; 2023, $13,135,364)	10,960,489	13,037,037
Commercial mortgage loans and syndicated loans, at cost (allowance for credit losses: 2024, $709; 2023, $1,333; fair value: 2024, $148,635; 2023, $178,850)	150,377	183,268
Certificate loans – secured by certificate reserves, at cost, which approximates fair value	41	34
Total investments	11,934,750	14,133,402
Receivables:
Dividends and interest	34,321	48,605
Receivables from brokers, dealers and clearing organizations	2,653	8,688
Other receivables	331	529
Total receivables	37,305	57,822
Derivative assets	12,858	17,255
Total qualified assets	11,984,913	14,208,479
Other Assets:
Deferred taxes, net	15,854	19,600
Taxes receivable from parent	677	3,367
Due from related party	—	17,907
Prepaid expenses	29	—
Total other assets	16,560	40,874
Total assets	$12,001,473	$14,249,353
See Notes to Consolidated Financial Statements.

Index
Ameriprise Certificate Company

Consolidated Balance Sheets (continued)
	December 31,
	2024	2023
	(in thousands, except share data)
LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities
Certificate reserves:
Reserves to mature - installment certificates	$11,384	$10,272
Reserves to mature - fully paid certificates	11,177,402	13,429,658
Additional credits and accrued interest	23,226	30,114
Due to unlocated certificate holders	662	630
Total certificate reserves	11,212,674	13,470,674
Accounts payable and accrued liabilities:
Due to related party	18,087	8,092
Taxes payable to parent	24	122
Payables to brokers, dealers and clearing organizations	118,384	6,150
Total accounts payable and accrued liabilities	136,495	14,364
Derivative liabilities	9,213	11,496
Other liabilities	41,836	63,461
Total liabilities	11,400,218	13,559,995

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	612,167	612,167
Retained earnings:
Appropriated for pre-declared additional credits and interest	2,635	27,031
Appropriated for additional interest on advance payments	15	15
Unappropriated	27,468	121,732
Accumulated other comprehensive income (loss), net of tax	(42,530)	(73,087)
Total shareholder’s equity	601,255	689,358
Total liabilities and shareholder’s equity	$12,001,473	$14,249,353
See Notes to Consolidated Financial Statements.

Index
Ameriprise Certificate Company
Consolidated Statements of Shareholder’s Equity

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
				Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Unappropriated
	(in thousands, except share data)
Balance at January 1, 2022	150,000	$1,500	$302,709	$—	$15	$70	$15,736	$320,030
Net income	—	—	—	—	—	57,834	—	57,834
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(131,081)	(131,081)
Transfers between appropriated and unappropriated, net	—	—	—	15,960	—	(15,960)	—	—
Dividend to parent	—	—	—	—	—	(11,258)	—	(11,258)
Return of capital to parent	—	—	(7,042)	—	—	—	—	(7,042)
Capital contribution from parent	—	—	186,000	—	—	—	—	186,000
Balance at December 31, 2022	150,000	1,500	481,667	15,960	15	30,686	(115,345)	414,483
Net income	—	—	—	—	—	102,117	—	102,117
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	42,258	42,258
Transfers between appropriated and unappropriated, net	—	—	—	11,071	—	(11,071)	—	—
Capital contribution from parent	—	—	130,500	—	—	—	—	130,500
Balance at December 31, 2023	150,000	1,500	612,167	27,031	15	121,732	(73,087)	689,358
Net income	—	—	—	—	—	106,340	—	106,340
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	30,557	30,557
Transfers between appropriated and unappropriated, net	—	—	—	(24,396)	—	24,396	—	—
Dividend to parent	—	—	—	—	—	(225,000)	—	(225,000)
Balance at December 31, 2024	150,000	$1,500	$612,167	$2,635	$15	$27,468	$(42,530)	$601,255
See Notes to Consolidated Financial Statements.

Index
Ameriprise Certificate Company
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Cash Flows from Operating Activities
Net income	$106,340	$102,117	$57,834
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, accretion of discounts, net	(157,576)	(135,331)	(22,512)
Deferred income tax expense (benefit)	(5,942)	4,781	(927)
Net realized (gain) loss on Available-for-Sale securities	(1,115)	249	(19)
Other net realized (gain) loss	183	558	45
Provision for credit losses	4,404	10	(46)
Changes in operating assets and liabilities:
Dividends and interest receivable	150,872	49,170	(9,486)
Certificate reserves, net	(5,230)	20,994	8,309
Taxes payable to/receivable from parent, net	2,592	(8,953)	5,385
Derivatives, net of collateral	1,208	(612)	(492)
Other liabilities	(2,326)	13,531	(3,047)
Other receivables	198	(458)	332
Payables to brokers, dealers and clearing organizations	—	—	33,939
Due to/from related party, net	(3,746)	1,639	—
Other, net	(71)	(115)	1,165
Net cash provided by (used in) operating activities	89,791	47,580	70,480

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	—	113,185	—
Maturities, redemptions and calls	9,785,964	5,314,949	3,657,184
Purchases	(7,532,483)	(10,048,894)	(7,426,951)
Commercial mortgage loans and syndicated loans:
Sales, maturities and repayments	41,832	48,619	53,550
Purchases and fundings	(9,726)	(28,337)	(35,505)
Certificate loans, net	(7)	38	11
Net cash provided by (used in) investing activities	2,285,580	(4,600,440)	(3,751,711)

Cash Flows from Financing Activities
Payments from certificate holders and other additions	4,959,529	11,193,104	8,343,118
Certificate maturities and cash surrenders	(7,199,120)	(7,038,549)	(4,338,511)
Capital contribution from parent	—	130,500	186,000
Dividend to parent	(225,000)	—	(11,258)
Return of capital to parent	—	—	(7,042)
Net cash provided by (used in) financing activities	(2,464,591)	4,285,055	4,172,307

Net increase (decrease) in cash and cash equivalents	(89,220)	(267,805)	491,076
Cash and cash equivalents at beginning of period	913,063	1,180,868	689,792
Cash and cash equivalents at end of period	$823,843	$913,063	$1,180,868

Supplemental disclosures including non-cash transactions:
Cash paid (received) for income taxes	$34,304	$36,818	$13,684
Cash paid for interest	560,224	451,689	45,485
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
As of December 31, 2024, ACC offered three types of certificate products to the public. Effective August 18, 2023, stock market certificates (“SMC”) were closed to new sales. ACC is impacted by significant changes in interest rates as interest crediting rates on certificate products generally reset at shorter intervals than the change in the yield on ACC’s investment portfolio. The specified maturities of most of ACC’s certificate products range from ten to twenty years. Within that maturity period, most certificates have interest crediting rate terms ranging from three to 48 months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at maturity; however, the Cash Reserve Certificate is a fully liquid product and can be surrendered at any time without penalty. In addition, two types of certificate products (neither are currently sold) have interest tied, in whole or in part, to a broad-based stock market index. In general, ACC’s certificate products are available as qualified investments for Individual Retirement Accounts, 401(k) plans and other qualified retirement plans.
ACC evaluated events or transactions that occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. No subsequent events or transactions requiring recognition or disclosure were identified.
ACC’s operations constitute a single operating segment, and therefore a single reportable segment, as the chief operating decision maker (“CODM”) manages the business activities using information of ACC as a whole. As its CODM, ACC’s President and Chief Executive Officer utilizes the Consolidated Statements of Operations and its net income metric to allocate resources and assess performance of ACC. The accounting policies used to measure the profit and loss of the segment are the same as those described within this footnote.
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
Amounts Based on Estimates and Assumptions
Accounting estimates are an integral part of the Consolidated Financial Statements. In part, they are based upon assumptions concerning future events. Among the more significant are those that relate to investment securities valuation and the recognition of credit losses or impairments, and income taxes and the recognition of deferred tax assets and liabilities. These accounting estimates reflect the best judgment of management and actual results could differ.
Interest Income
Interest income is accrued as earned using the effective interest method, which makes an adjustment of the yield for security premiums and discounts on all performing fixed maturity securities classified as Available-for-Sale so that the related security or loan recognizes a constant rate of return on the outstanding balance throughout its term. When actual prepayments differ significantly from originally anticipated prepayments, the retrospective effective yield is recalculated to reflect actual payments to date and updated future payment assumptions and a catch-up adjustment is recorded in the current period. In addition, the new effective yield, which reflects anticipated future payments, is used prospectively. Realized gains and losses on sales of securities are recognized using the specific identification method on a trade date basis.
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

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
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

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
allowance to specific loan pools as part of the allowance estimation process, the entire allowance is available to absorb losses expected over the life of the loan portfolio.
Certificate Loans
Certificate loans are recorded within Investments in unaffiliated issuers. When originated, the loan balances do not exceed the cash surrender value of the underlying products. As there is minimal risk of loss related to certificate loans, there is no allowance for credit losses.
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
Derivatives and Hedging Activities
Derivative instruments, consisting of options and futures contracts, if any, are recorded at fair value on the Consolidated Balance Sheets. ACC’s policy is to not offset fair value amounts recognized for derivatives and collateral arrangements executed with the same counterparty under the same master netting arrangement. The accounting for the change in the fair value of a derivative instrument depends on its intended use and the resulting hedge designation, if any. For derivative instruments that do not qualify for hedge accounting or are not designated as accounting hedges, changes in fair value are recognized in current period earnings.

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
In connection with the provision for income taxes, the Consolidated Financial Statements reflect certain amounts related to deferred tax assets and liabilities, which result from temporary differences between the assets and liabilities measured for financial statement purposes versus the assets and liabilities measured for tax return purposes.
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
Recent Accounting Pronouncements
Adoption of New Accounting Standards
Segment Reporting – Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board (“ FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, updating reportable segment disclosure requirements in accordance with Topic 280, Segment Reporting (“Topic 280”), primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss and contain other disclosure requirements. The amendments also expand Topic 280 disclosures to public entities with one reportable segment. The amendments are effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company adopted the standard on January 1, 2024. The adoption of the standard did not have an impact on the Company’s consolidated results of operations and financial condition as the standard is disclosure-related only.
Future Adoption of New Accounting Standards
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
Expenses – Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, requiring public business entities to disclose disaggregated information about certain income statement expense line items. The disaggregated disclosures are required to be in the footnotes to the consolidated financial statements on an annual and interim basis. The standard is to be applied prospectively, with an option for retrospective application and is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is assessing changes to footnote

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
disclosures resulting from the standard. The adoption of the standard will not have an impact on the Company’s consolidated results of operations and financial condition as the standard is disclosure-related only.
2. Deposit of Assets and Maintenance of Qualified Assets
Under the provisions of its certificates and the 1940 Act, ACC was required to have cash and “qualified assets” (as defined in Section 28(b) of the 1940 Act, as modified by an exemptive order of the SEC). Qualified Assets are valued in accordance with such provisions of Minnesota Statutes as are applicable to investments of life insurance companies. These values are the same as financial statement carrying values, except for debt securities classified as Available-for-Sale and all marketable equity securities, which are carried at fair value in the Consolidated Financial Statements but are valued at either amortized cost, market value or par value based on the state requirements for qualified asset and deposit maintenance purposes. The categories of Qualified Assets are consistent with the categories of total qualified assets as presented on the Consolidated Balance Sheets.
Ameriprise Trust Company (“ATC”) is the Custodian for ACC. ATC has appointed JPMorgan Chase Bank, N.A. as its subcustodian. See Note 7 for information on related party transactions. Pursuant to provisions of the Depository and Custodial Agreement and the requirements of various states, certain of the Qualified Assets are held as Assets on Deposit with either ATC or the states. Assets on Deposit are comprised of cash equivalents, Available-for-Sale debt securities, commercial mortgage loans and syndicated loans.
Required Deposits, Qualified Assets, and Assets on Deposit of ACC were as follows:

	December 31,
	2024	2023
	(in thousands)
Required Deposits	$11,215,313	$13,475,935
Qualified Assets (1)	$11,924,609	$14,300,656

Assets on Deposit:
Cash equivalents	$802,385	$894,121
Available-for-Sale securities	11,022,237	13,135,369
Commercial mortgage loans and syndicated loans	150,377	183,268
Total Assets on Deposit	$11,974,999	$14,212,758
(1) Reduced by payables to brokers, dealers and clearing organizations related to securities purchased.
3. Investments
Investments in unaffiliated issuers were as follows:

	December 31,
	2024	2023
	(in thousands)
Available-for-Sale securities: Fixed maturities, at fair value (allowance for credit losses: 2024, $3,669; 2023,nil; amortized cost: 2024, $11,022,239; 2023, $13,135,364)	$10,960,489	$13,037,037
Commercial mortgage loans and syndicated loans, at cost (allowance for credit losses: 2024, $709; 2023, $1,333; fair value: 2024, $148,635; 2023, $178,850)	150,377	183,268
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	41	34
Total	$11,110,907	$13,220,339

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
Available-for-Sale securities distributed by type were as follows:

Description of Securities	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Corporate debt securities	$648,415	$1,488	$(25)	$—	$649,878
Residential mortgage backed securities	4,791,475	20,340	(83,512)	—	4,728,303
Commercial mortgage backed securities	1,451,843	6,125	(13,693)	(3,669)	1,440,606
Asset backed securities	1,542,013	9,411	(74)	—	1,551,350
State and municipal obligations	1,000	—	(24)	—	976
U.S. government and agency obligations	2,587,493	1,889	(6)	—	2,589,376
Total	$11,022,239	$39,253	$(97,334)	$(3,669)	$10,960,489

Description of Securities	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt securities	$1,722,491	$3,100	$(4,586)	$1,721,005
Residential mortgage backed securities	4,217,845	18,865	(101,830)	4,134,880
Commercial mortgage backed securities	1,913,637	4,708	(25,900)	1,892,445
Asset backed securities	2,640,240	8,575	(1,701)	2,647,114
State and municipal obligations	1,250	—	(67)	1,183
U.S. government and agency obligations	2,639,901	1,158	(649)	2,640,410
Total	$13,135,364	$36,406	$(134,733)	$13,037,037
As of December 31, 2024 and 2023, accrued interest of $33.6 million and $47.4 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Receivables.
As of both December 31, 2024 and 2023, fixed maturity securities comprised approximately 92% of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. As of December 31, 2024 and 2023, $11.3 million and $16.9 million, respectively, worth of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC.
A summary of fixed maturity securities by rating was as follows:

Ratings	December 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$6,804,159	$6,774,959	62%	$6,497,442	$6,432,988	49%
AA	3,391,016	3,365,011	31	4,667,593	4,633,823	36
A	208,762	205,938	2	458,233	457,526	3
BBB	604,577	604,676	5	1,506,666	1,507,511	12
Below investment grade	13,725	9,905	—	5,430	5,189	—
Total fixed maturities	$11,022,239	$10,960,489	100%	$13,135,364	$13,037,037	100%
As of December 31, 2024 and 2023, approximately 93% and 85% of securities rated AA were GNMA, FNMA and FHLMC mortgage backed securities, respectively. As of December 31, 2024, ACC had three issuers with holdings totaling $252.0 million that individually were between 10% and 16% of total shareholder’s equity. As of December 31, 2023, ACC had nine issuers with holdings totaling $774.2 million that individually were between 10% and 19% of total shareholder’s equity. There were no other holdings of any other issuer greater than 10% of total shareholder’s equity as of December 31, 2024 and 2023.

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	December 31, 2024
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Corporate debt securities	6	$52,483	$(16)	2	$14,454	$(9)	8	$66,937	$(25)
Residential mortgage backed securities	34	697,028	(3,578)	248	2,076,153	(79,934)	282	2,773,181	(83,512)
Commercial mortgage backed securities	3	65,859	(120)	46	564,586	(13,573)	49	630,445	(13,693)
Asset backed securities	1	34,994	(6)	4	7,730	(68)	5	42,724	(74)
State and municipal obligations	—	—	—	1	976	(24)	1	976	(24)
U.S. government and agency obligations	1	99,979	(6)	—	—	—	1	99,979	(6)
Total	45	$950,343	$(3,726)	301	$2,663,899	$(93,608)	346	$3,614,242	$(97,334)

Description of Securities	December 31, 2023
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Corporate debt securities	56	$865,152	$(2,433)	28	$342,354	$(2,153)	84	$1,207,506	$(4,586)
Residential mortgage backed securities	24	1,195,734	(9,911)	255	1,516,870	(91,919)	279	2,712,604	(101,830)
Commercial mortgage backed securities	11	325,203	(3,515)	59	781,839	(22,385)	70	1,107,042	(25,900)
Asset backed securities	39	640,049	(1,002)	26	320,391	(699)	65	960,440	(1,701)
State and municipal obligations	—	—	—	2	1,183	(67)	2	1,183	(67)
U.S. government and agency obligations	10	954,302	(648)	1	55	(1)	11	954,357	(649)
Total	140	$3,980,440	$(17,509)	371	$2,962,692	$(117,224)	511	$6,943,132	$(134,733)
As part of ACC’s ongoing monitoring process, management determined the decrease in gross unrealized loss on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the year ended December 31, 2024 is primarily attributable to a lower amortized cost basis of investments and tightening credit spreads, partially offset by higher interest rates. ACC did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. ACC does not intend to sell these securities and does not believe that it is more likely than not that ACC will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of December 31, 2024 and 2023, approximately 96% and 97%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
During the year ended December 31, 2024, the Company established an allowance for credit losses of $3.6 million related to one commercial mortgage backed security with a recent downgrade. There were no amounts recognized in the allowance for credit losses on Available-for-Sale securities during the years ended December 31, 2023 and 2022.
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

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
The following table presents a rollforward of the net unrealized gains (losses) on Available-for-Sale securities included in AOCI:

	Net Unrealized Gains (Losses) on Securities	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Gains (Losses) on Securities
	(in thousands)
Balance at January 1, 2022	$18,509	$(2,773)	$15,736
Net unrealized gains (losses) on securities arising during the period (1)	(172,584)	41,518	(131,066)
Reclassification of net (gains) losses on securities included in net income (2)	(19)	4	(15)
Balance at December 31, 2022	(154,094)	38,749	(115,345)
Net unrealized gains (losses) on securities arising during the period (1)	55,519	(13,458)	42,061
Reclassification of net (gains) losses on securities included in net income (2)	249	(52)	197
Balance at December 31, 2023	(98,326)	25,239	(73,087)
Net unrealized gains (losses) on securities arising during the period (1)	37,691	(9,152)	28,539
Reclassification of net (gains) losses on securities included in net income (2)	2,554	(536)	2,018
Balance at December 31, 2024	$(58,081)	$15,551	$(42,530)
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
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net realized gain (loss) on investments were as follows:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Gross realized gains	$1,124	$314	$19
Gross realized losses	(9)	(563)	—
Credit (losses)	(3,669)	—	—
Total	$(2,554)	$(249)	$19
Available-for-Sale securities by contractual maturity as of December 31, 2024 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$3,179,673	$3,182,660
Due after one year through five years	57,235	57,570
	3,236,908	3,240,230
Residential mortgage backed securities	4,791,475	4,728,303
Commercial mortgage backed securities	1,451,843	1,440,606
Asset backed securities	1,542,013	1,551,350
Total	$11,022,239	$10,960,489
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
4. Financing Receivables
Financing receivables are comprised of commercial loans and certificate loans. See Note 1 for information regarding ACC’s accounting policies related to financing receivables and the allowance for loan losses.

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
Allowance for Credit Losses
The following table presents a rollforward of the allowance for credit losses:

Commercial Loans
(in thousands)
Balance at January 1, 2022	$1,518
Provisions	(46)
Balance at December 31, 2022	1,472
Provisions	10
Charge-offs	(149)
Balance at December 31, 2023	1,333
Provisions	735
Charge-offs	(1,359)
Balance at December 31, 2024	$709
As of December 31, 2024 and 2023, accrued interest on commercial loans was $762 thousand and $1.2 million, respectively, and is recorded in Receivables and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the years ended December 31, 2024, 2023 and 2022, ACC purchased $4.2 million, $19.4 million and $25.2 million, respectively, of syndicated loans, and sold $4.2 million, $3.6 million and $1.1 million, respectively, of syndicated loans.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were nil and $1.1 million as of December 31, 2024 and 2023, respectively. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. There were no commercial mortgage loans which management has assigned its highest risk rating as of both December 31, 2024 and 2023. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both December 31, 2024 and 2023.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	December 31, 2024
Loan-to-Value Ratio	2024	2023	2022	2021	2020	Prior	Total
	(in thousands)
> 100%	$—	$—	$—	$—	$—	$—	$—
80% - 100%	—	—	—	—	—	—	—
60% - 80%	2,576	4,000	5,336	—	—	8,738	20,650
40% - 60%	—	—	—	1,620	3,874	10,727	16,221
< 40%	2,881	3,644	1,327	7,558	3,000	39,946	58,356
Total	$5,457	$7,644	$6,663	$9,178	$6,874	$59,411	$95,227

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)

	December 31, 2023
Loan-to-Value Ratio	2023	2022	2021	2020	2019	Prior	Total
	(in thousands)
> 100%	$—	$—	$—	$—	$—	$3,146	$3,146
80% - 100%	—	5,420	—	—	—	—	5,420
60% - 80%	4,000	—	—	—	—	4,000	8,000
40% - 60%	1,075	—	3,948	3,969	5,000	5,117	19,109
< 40%	2,600	1,480	6,273	3,000	8,719	39,202	61,274
Total	$7,675	$6,900	$10,221	$6,969	$13,719	$51,465	$96,949
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type. For the year ended December 31, 2024, write-offs of commercial mortgage loans were not material.
In addition, ACC reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31,		December 31,
	2024	2023	2024	2023
	(in thousands)
East North Central	$7,306	$8,226	8%	8%
East South Central	5,068	5,514	5	6
Middle Atlantic	14,540	15,466	15	16
Mountain	8,366	8,756	9	9
New England	6,066	6,308	6	7
Pacific	30,598	30,024	32	31
South Atlantic	12,513	13,023	13	13
West North Central	2,549	3,403	3	4
West South Central	8,221	6,229	9	6
Total	$95,227	$96,949	100%	100%
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31,		December 31,
	2024	2023	2024	2023
	(in thousands)
Apartments	$28,980	$31,125	30%	32%
Industrial	24,515	23,596	26	24
Mixed use	9,592	10,126	10	11
Office	10,530	11,336	11	12
Retail	13,090	14,574	14	15
Other	8,520	6,192	9	6
Total	$95,227	$96,949	100%	100%
Syndicated Loans
The investment in syndicated loans as of December 31, 2024 and 2023 was $55.9 million and $87.7 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. Syndicated loans past due as of December 31, 2024 and 2023 were nil and $1.1 million, respectively. ACC assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality. For the year ended December 31, 2024, write-offs of syndicated loans were $1.4 million.

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	December 31, 2024
Internal Risk Rating	2024	2023	2022	2021	2020	Prior	Total
	(in thousands)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	144	—	—	—	1,914	2,058
Risk 3	904	872	—	3,592	610	1,346	7,324
Risk 2	19,450	4,015	—	1,499	419	2,789	28,172
Risk 1	10,779	4,875	—	1,289	1,362	—	18,305
Total	$31,133	$9,906	$—	$6,380	$2,391	$6,049	$55,859

	December 31, 2023
Internal Risk Rating	2023	2022	2021	2020	2019	Prior	Total
	(in thousands)
Risk 5	$—	$1,131	$—	$—	$—	$—	$1,131
Risk 4	111	—	—	1,199	1,925	—	3,235
Risk 3	1,963	—	5,050	2,460	1,207	8,106	18,786
Risk 2	20,347	1,998	8,437	2,377	4,658	1,981	39,798
Risk 1	8,557	2,261	6,104	1,993	4,162	1,625	24,702
Total	$30,978	$5,390	$19,591	$8,029	$11,952	$11,712	$87,652
Certificate Loans
Certificate loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to certificate loans, ACC does not record an allowance for credit losses.
Modifications with Borrowers Experiencing Financial Difficulty
Modifications of financing receivables with borrowers experiencing financial difficulty by ACC were not material for the years ended December 31, 2024 and 2023.
5. Certificate Reserves
Reserves maintained on outstanding certificates have been computed in accordance with the provisions of the certificates and Section 28 of the 1940 Act. The average rates of accumulation on certificate reserves were as follows:

	December 31, 2024
	Reserve Balance	Average Gross Accumulation Rates (3)	Average Additional Credit Rates (4)
	(in thousands, except percentages)
Reserves to mature - installment certificates:
With guaranteed rates	$1,116	3.01%	0.01%
Without guaranteed rates (1)	10,268	3.85%	3.85%
Reserves to mature - fully paid certificates:
With guaranteed rates	1,023	3.51%	0.01%
Without guaranteed rates (1)	11,062,079	4.05%	4.05%
Equity indexed (2)	114,300	N/A	N/A
Additional credits and accrued interest:
With guaranteed rates	1	3.50%	—
Without guaranteed rates (1)	23,225	N/A	N/A
Due to unlocated certificate holders	662	N/A	N/A
Total	$11,212,674

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)

	December 31, 2023
	Reserve Balance	Average Gross Accumulation Rates (3)	Average Additional Credit Rates (4)
	(in thousands, except percentages)
Reserves to mature - installment certificates:
Without guaranteed rates (1)	$10,272	4.87%	4.87%
Reserves to mature - fully paid certificates:
With guaranteed rates	3,441	3.19%	0.01%
Without guaranteed rates (1)	13,262,238	4.67%	4.67%
Equity indexed (2)	163,980	N/A	N/A
Additional credits and accrued interest:
With guaranteed rates	12	3.04%	—
Without guaranteed rates (1)	30,101	N/A	N/A
Due to unlocated certificate holders	630	N/A	N/A
Total	$13,470,674
N/A Not Applicable
(1) There is no minimum rate of accrual on these reserves. Interest is declared periodically, quarterly, or annually in accordance with the terms of the separate series of certificates.
(2) Ameriprise Stock Market Certificate and Ameriprise Market Strategy Certificate enable the certificate owner to participate in any relative rise in a major stock market index up to a cap without risking loss of principal. The certificates have market participation terms of 52, 104 or 156 weeks and may continue for up to 15 years. The reserve balances on these certificates as of December 31, 2024 and 2023 were $124.1 million and $176.9 million, respectively.
(3) The average gross accumulation rate is the additional credit rate plus the guaranteed minimum rate, if applicable, based on the weighted average reserves as of December 31, 2024 and 2023.
(4) The average additional credit rate is the declared interest rate in excess of the guaranteed minimum rate, if applicable, based on the weighted average reserves as of December 31, 2024 and 2023.
On certain series of single payment certificates, additional interest is pre-declared for periods greater than one year. The retained earnings appropriated for the pre-declared additional interest as of December 31, 2024 and 2023 was $2.6 million and $27.0 million, respectively, which reflects the difference between certificate reserves on these series, calculated on a statutory basis, and the reserves maintained per books.
The carrying amounts of net certificate reserves consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Reserves with terms of one year or less	$10,807,955	$12,354,258
Other	404,719	1,116,416
Total certificate reserves	11,212,674	13,470,674
Unapplied certificate transactions	21,164	39,628
Certificate loans and accrued interest	(41)	(35)
Total	$11,233,797	$13,510,267
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
ACC has also entered into a written understanding with the Minnesota Department of Commerce that ACC will maintain capital equal to at least 5% of the assets of ACC (less outstanding certificate loans). To the extent that payment of a dividend would decrease this ratio below the required 5%, payment of a dividend would be restricted. When computing its capital for these purposes, ACC values

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
its assets on the basis of statutory accounting for insurance companies rather than GAAP. ACC is subject to examination and supervision by the Minnesota Department of Commerce (Banking Division) and the SEC. ACC was in compliance with the capital requirements of the SEC and the Minnesota Department of Commerce during the years ended December 31, 2024, 2023 and 2022.
Ameriprise Financial and ACC entered into a Capital Support Agreement on March 2, 2009, pursuant to which Ameriprise Financial agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements. Effective April 30, 2014, this agreement was amended to revise the maximum commitment to $50.0 million. For the years ended December 31, 2024, 2023 and 2022, Ameriprise Financial did not infuse any additional capital into ACC under this agreement.
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

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
Dividends and Contributions
ACC received cash contributions of nil, $130.5 million and $186.0 million from Ameriprise Financial during the years ended December 31, 2024, 2023 and 2022, respectively. ACC received these contributions to maintain compliance with capital requirements and these contributions were outside of the Capital Support Agreement between Ameriprise Financial and ACC. See Note 6 for additional information on the Capital Support Agreement.
ACC paid dividends of $225.0 million, nil and $11.3 million to Ameriprise Financial during the years ended December 31, 2024, 2023 and 2022, respectively.
ACC returned contributed capital of nil, nil and $7.0 million to Ameriprise Financial during the years ended December 31, 2024, 2023 and 2022, respectively. The payments to Ameriprise Financial were recognized as a reduction of additional paid-in capital as it was in excess of the amount of unappropriated retained earnings available to be paid as a dividend.
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
Level 3    Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$802,385	$—	$802,385
Available-for-Sale securities:
Corporate debt securities	—	638,624	11,254	649,878
Residential mortgage backed securities	—	4,728,303	—	4,728,303
Commercial mortgage backed securities	—	1,440,606	—	1,440,606
Asset backed securities	—	1,501,350	50,000	1,551,350
State and municipal obligations	—	976	—	976
U.S. government and agency obligations	2,589,376	—	—	2,589,376
Total Available-for-Sale securities	2,589,376	8,309,859	61,254	10,960,489
Equity derivative contracts	—	12,858	—	12,858
Total assets at fair value	$2,589,376	$9,125,102	$61,254	$11,775,732

Liabilities
Stock market certificate embedded derivatives	$—	$7,250	$—	$7,250
Equity derivative contracts	12	9,201	—	9,213
Total liabilities at fair value	$12	$16,451	$—	$16,463

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$894,121	$—	$894,121
Available-for-Sale securities:
Corporate debt securities	—	1,703,151	17,854	1,721,005
Residential mortgage backed securities	—	4,134,880	—	4,134,880
Commercial mortgage backed securities	—	1,892,445	—	1,892,445
Asset backed securities	—	2,647,114	—	2,647,114
State and municipal obligations	—	1,183	—	1,183
U.S. government and agency obligations	2,640,410	—	—	2,640,410
Total Available-for-Sale securities	2,640,410	10,378,773	17,854	13,037,037
Equity derivative contracts	—	17,255	—	17,255
Total assets at fair value	$2,640,410	$11,290,149	$17,854	$13,948,413

Liabilities
Stock market certificate embedded derivatives	$—	$9,300	$—	$9,300
Equity derivative contracts	16	11,480	—	11,496
Total liabilities at fair value	$16	$20,780	$—	$20,796
The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance at January 1, 2024	$17,854	$—	$17,854
Total gains (losses) included in:
Net income	368	—	368	(1)
Other comprehensive income (loss)	32	—	32
Purchases	—	50,000	50,000
Settlements	(7,000)	—	(7,000)
Balance at December 31, 2024	$11,254	$50,000	$61,254

Changes in unrealized gains (losses) in net income relating to assets held at December 31, 2024	$334	$—	$334	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at December 31, 2024	$(46)	$—	$(46)

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

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets:

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$11,251	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%	1.0%

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$17,851	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%	–	1.1%	1.0%
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
Level 3 securities include certain corporate bonds, residential mortgage backed securities, and asset backed securities with fair value typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to ACC. ACC’s privately placed corporate bonds are typically based on a single non-binding broker quote.
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

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
any, employed in the valuation methodology. ACC also considers the results of its exception reporting controls and any resulting price challenges that arise.
Derivatives
The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both December 31, 2024 and 2023. See Note 9 and Note 10 for further information on the credit risk of derivative instruments and related collateral.
Liabilities
Stock Market Certificate Embedded Derivatives
ACC uses Black-Scholes models to determine the fair value of the embedded derivative liability associated with the provisions of its SMC. The inputs to these calculations are primarily market observable and include interest rates, volatilities and equity index levels. As a result, these measurements are classified as Level 2.
Derivatives
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both December 31, 2024 and 2023. See Note 9 and Note 10 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
During the reporting periods, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	December 31, 2024
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$55,498	$—	$55,292	$395	$55,687
Commercial mortgage loans	94,879	—	—	92,948	92,948
Certificate loans	41	—	41	—	41
Financial Liabilities
Certificate reserves	$11,205,424	$—	$—	$11,183,366	$11,183,366

	December 31, 2023
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$86,697	$—	$80,832	$4,899	$85,731
Commercial mortgage loans	96,571	—	—	93,119	93,119
Certificate loans	34	—	34	—	34
Financial Liabilities
Certificate reserves	$13,461,374	$—	$—	$13,420,205	$13,420,205
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

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. ACC’s policy is to recognize amounts subject to master netting arrangements on a gross basis in the Consolidated Balance Sheets.
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	December 31, 2024
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$12,858	$—	$12,858	$(9,201)	$(3,657)	$—
Total	$12,858	$—	$12,858	$(9,201)	$(3,657)	$—

	December 31, 2023
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$17,255	$—	$17,255	$(11,480)	$(4,903)	$872
Total	$17,255	$—	$17,255	$(11,480)	$(4,903)	$872
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	December 31, 2024
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$9,201	$—	$9,201	$(9,201)	$—	$—
Exchange-traded	12	—	12	—	—	12
Total	$9,213	$—	$9,213	$(9,201)	$—	$12

	December 31, 2023
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$11,480	$—	$11,480	$(11,480)	$—	$—
Exchange-traded	16	—	16	—	—	16
Total	$11,496	$—	$11,496	$(11,480)	$—	$16
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

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
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
ACC uses derivatives as economic hedges of equity risk related to SMC. ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	December 31, 2024			December 31, 2023
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Equity contracts (1)	$146,765	$12,858	$9,213	$219,404	$17,255	$11,496
Embedded derivatives
Stock market certificates (2)	N/A	—	7,250	N/A	—	9,300
Total derivatives	$146,765	$12,858	$16,463	$219,404	$17,255	$20,796
N/A Not applicable
(1) The gross fair value of equity contracts is included in Derivative assets and Derivative liabilities.
(2) The gross fair value of SMC embedded derivatives is included in Certificate reserves.
See Note 8 for additional information regarding ACC’s fair value measurement of derivative instruments.
As of December 31, 2024 and 2023, investment securities with a fair value of $367 thousand and $446 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Years Ended December 31,
		2024	2023	2022
		(in thousands)
Equity contracts
Stock market certificates	Net provision for certificate reserves	$2,610	$4,324	$(580)
Stock market certificates embedded derivatives	Net provision for certificate reserves	(2,346)	(5,046)	439
Total		$264	$(722)	$(141)
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

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
11. Income Taxes
The components of income tax provision were as follows:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Current income tax
Federal	$30,422	$24,615	$16,874
State and local	4,340	3,952	3,089
Total current income tax	34,762	28,567	19,963
Deferred income tax
Federal	(5,016)	4,027	(778)
State and local	(926)	754	(149)
Total deferred income tax	(5,942)	4,781	(927)
Total income tax provision	$28,820	$33,348	$19,036
The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 21% were as follows:

	Years Ended December 31,
	2024	2023	2022
Tax at U.S. statutory rate	21.0%	21.0%	21.0%
Changes in taxes resulting from:
State income tax, net	2.0	2.7	3.0
Unrecognized tax benefits	(1.7)	0.9	0.8
Income tax provision	21.3%	24.6%	24.8%
The decrease in the Company’s effective tax rate for the year ended December 31, 2024 compared to 2023 is primarily the result of a decrease in unrecognized tax benefits.
Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. Deferred income tax assets and liabilities are measured at the statutory rate of 21% as of both December 31, 2024 and 2023. The significant components of ACC’s deferred income tax assets, which are included in Other Assets: Deferred taxes, net, were as follows:

	December 31,
	2024	2023
	(in thousands)
Deferred income tax assets
Investments including net unrealized on Available-for-Sale securities	$9,746	$11,177
Certificate reserves	6,108	8,423
Total deferred income tax assets	$15,854	$19,600
Based on analysis of ACC’s tax position, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of both December 31, 2024 and 2023.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	2024	2023	2022
	(in thousands)
Balance at January 1	$5,522	$4,342	$3,826
Additions for tax positions related to the current year	907	1,179	586
Additions for tax positions of prior years	—	230	—
Reductions for tax positions of prior years	(635)	—	(33)
Reductions due to lapse of statutes of limitations	(2,471)	(229)	(37)
Balance at December 31	$3,323	$5,522	$4,342

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
If recognized, approximately $2.6 million, $4.4 million and $3.4 million, net of federal tax benefits, of unrecognized tax benefits as of December 31, 2024, 2023 and 2022, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. ACC estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $155 thousand in the next 12 months primarily due to state statutes of limitations expirations.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized a net decrease of $524 thousand, and a net increase of $249 thousand and $163 thousand, in interest and penalties for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, ACC had a payable of $503 thousand and $1.0 million, respectively, related to accrued interest and penalties.
ACC files income tax returns as part of its inclusion in the consolidated federal income tax return of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. The Internal Revenue Service (“IRS”) is currently auditing Ameriprise Financial’s U.S. income tax returns for 2019 and 2020. The state income tax returns of Ameriprise Financial or its subsidiaries, including ACC, are currently under examination by various jurisdictions for years ranging from 2017 through 2023.
12. Commitments and Contingencies
Commitments
ACC’s commercial mortgage loan funding commitments were nil and $2.6 million as of December 31, 2024 and 2023, respectively.
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

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers
December 31, 2024

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CASH EQUIVALENTS

GOVERNMENT BOND
FEDERAL HOME LOAN BANKS	1/2/2025	—	$442,645	$442,596	$442,596
FEDERAL NATIONAL MORTGAGE ASSOCIATION	1/6/2025	—	100,000	99,941	99,941
TOTAL GOVERNMENT BOND				542,537	542,537

COMMERCIAL PAPER
CVS HEALTH CORPORATION	1/3/2025	—	50,000	49,986	49,986
EVERSOURCE ENERGY	1/14/2025	—	25,000	24,955	24,955
EXELON CORPORATION	1/3/2025	—	50,000	49,986	49,986
REPUBLIC SERVICES INC	1/6/2025	—	25,000	24,983	24,983
SOUTHERN COMPANY	1/3/2025	—	25,000	24,993	24,993
SOUTHERN COMPANY	1/8/2025	—	25,000	24,975	24,975
WILLIAMS COMPANIES INC	1/3/2025	—	50,000	49,986	49,986
XCEL ENERGY INC	1/13/2025	—	10,000	9,984	9,984
TOTAL COMMERCIAL PAPER				259,848	259,848
TOTAL CASH EQUIVALENTS				802,385	802,385

EQUITY SECURITIES
CONGLOMERATES/DIVERSIFIED MFG
FLINT GROUP PACKAGING INKS NORTH AMERICA HOLDINGS LLC			120	—	—
TOTAL CONGLOMERATES/DIVERSIFIED MFG				—	—
TOTAL EQUITY SECURITIES				—	—

FIXED MATURITIES
U.S. GOVERNMENT AND AGENCY OBLIGATIONS
UNITED STATES TREASURY BILL	1/2/2025	—	100,000	99,985	99,980
UNITED STATES TREASURY BILL	1/9/2025	—	100,000	99,882	99,917
UNITED STATES TREASURY BILL	1/16/2025	—	100,000	99,783	99,835
UNITED STATES TREASURY BILL	1/23/2025	—	100,000	99,681	99,751
UNITED STATES TREASURY BILL	1/30/2025	—	100,000	99,588	99,671
UNITED STATES TREASURY BILL	2/6/2025	—	100,000	99,524	99,590
UNITED STATES TREASURY BILL	2/13/2025	—	100,000	99,417	99,507
UNITED STATES TREASURY BILL	2/20/2025	—	100,000	99,324	99,433
UNITED STATES TREASURY BILL	2/27/2025	—	100,000	99,243	99,341
UNITED STATES TREASURY BILL	3/6/2025	—	100,000	99,144	99,268
UNITED STATES TREASURY BILL	3/13/2025	—	100,000	99,077	99,185
UNITED STATES TREASURY BILL	3/20/2025	—	100,000	99,015	99,107
UNITED STATES TREASURY BILL	3/27/2025	—	100,000	98,964	99,021
UNITED STATES TREASURY BILL	4/3/2025	—	100,000	98,899	98,933
UNITED STATES TREASURY BILL	4/10/2025	—	100,000	98,791	98,869
UNITED STATES TREASURY BILL	4/17/2025	—	100,000	98,717	98,788
UNITED STATES TREASURY BILL	4/24/2025	—	95,000	93,690	93,773
UNITED STATES TREASURY BILL	5/1/2025	—	95,000	93,614	93,697
UNITED STATES TREASURY BILL	5/8/2025	—	95,000	93,555	93,620
UNITED STATES TREASURY BILL	5/15/2025	—	95,000	93,459	93,546
UNITED STATES TREASURY BILL	5/22/2025	—	95,000	93,380	93,470
UNITED STATES TREASURY BILL	5/29/2025	—	90,000	88,379	88,475

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2024

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

UNITED STATES TREASURY BILL	6/5/2025	—	90,000	88,319	88,408
UNITED STATES TREASURY BILL	6/12/2025	—	90,000	88,287	88,336
UNITED STATES TREASURY BILL	6/20/2025	—	91,036	89,236	89,273
UNITED STATES TREASURY BILL	6/26/2025	—	90,000	88,161	88,196
UNITED STATES TREASURY BILL	7/3/2025	—	90,000	88,119	88,123
UNITED STATES TREASURY BOND	8/15/2026	4.375%	57	56	57
UNITED STATES TREASURY BOND	11/15/2028	5.250	200	204	206
TOTAL U. S. GOVERNMENT AND AGENCY OBLIGATIONS				2,587,493	2,589,376

STATE AND MUNICIPAL OBLIGATIONS
DALLAS FORT WORTH TEXAS INTL AIRPORT	11/1/2025	1.329	1,000	1,000	976
TOTAL STATE AND MUNICIPAL OBLIGATIONS				1,000	976

RESIDENTIAL MORTGAGE BACKED SECURITIES
AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES
FANNIE MAE 06-36 GF	5/25/2036	4.983	1,822	1,829	1,793
FANNIE MAE 07-46 FB	5/25/2037	5.053	527	528	518
FANNIE MAE 09-107 FL	2/25/2038	5.499	1,025	1,030	1,013
FANNIE MAE 13-2 KF	1/25/2037	4.863	2,565	2,560	2,506
FANNIE MAE 4915	2/1/2038	5.000	6,880	6,882	6,855
FANNIE MAE AF-2015-22C	4/25/2045	5.147	4,620	4,603	4,491
FANNIE MAE AF-2015-42	6/25/2055	5.127	3,518	3,499	3,489
FANNIE MAE AF-2015-91	12/25/2045	5.167	4,143	4,124	4,197
FANNIE MAE FA-2015-4	2/25/2045	5.147	1,423	1,424	1,382
FANNIE MAE FW-2015-84	11/25/2045	5.147	4,503	4,497	4,379
FANNIE MAE 07-6	2/25/2037	5.133	3,200	3,204	3,156
FANNIE MAE 09-101	12/25/2039	5.523	3,904	3,958	3,918
FANNIE MAE 12-133	4/25/2042	4.933	2,415	2,408	2,350
FANNIE MAE 16-2	2/25/2056	5.277	1,400	1,398	1,435
FANNIE MAE 22-33	9/25/2038	4.969	15,498	15,498	15,148
FANNIE MAE 22-43 FB	7/25/2052	5.169	30,308	30,354	29,797
FANNIE MAE 22-66	10/25/2052	5.119	19,376	19,397	18,838
FANNIE MAE 23-36	8/25/2053	5.419	22,573	22,573	22,507
FANNIE MAE 4915	6/1/2031	7.221	70	70	71
FANNIE MAE 725558	6/1/2034	7.335	25	25	25
FANNIE MAE 725694	7/1/2034	6.368	53	52	52
FANNIE MAE 725719	7/1/2033	6.329	69	69	69
FANNIE MAE 735034	10/1/2034	7.178	907	946	929
FANNIE MAE 735702	7/1/2035	7.448	586	600	601
FANNIE MAE 794787	10/1/2034	7.045	23	24	24
FANNIE MAE 799733	11/1/2034	6.338	83	84	83
FANNIE MAE 801337	9/1/2034	7.164	578	603	585
FANNIE MAE 801917	10/1/2034	7.082	136	136	138
FANNIE MAE 804561	9/1/2034	7.231	117	117	121
FANNIE MAE 807219	1/1/2035	6.588	242	244	246
FANNIE MAE 809532	2/1/2035	6.152	121	122	124
FANNIE MAE 834552	8/1/2035	7.705	54	54	55
FANNIE MAE 889485	6/1/2036	7.235	735	745	756
FANNIE MAE 922674	4/1/2036	6.743	259	264	267
FANNIE MAE 968438	1/1/2038	6.530	167	175	169

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2024

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE 995123	8/1/2037	7.890	24	25	25
FANNIE MAE 995548	9/1/2035	7.230	405	412	417
FANNIE MAE 995604	11/1/2035	7.050	847	886	876
FANNIE MAE 995614	8/1/2037	6.461	105	110	105
FANNIE MAE AB5230	5/1/2027	2.500	846	851	827
FANNIE MAE AD0901	4/1/2040	6.398	670	709	692
FANNIE MAE AE0559	12/1/2034	6.558	875	910	897
FANNIE MAE AE0566	8/1/2035	6.885	749	780	773
FANNIE MAE AF-2016-11	3/25/2046	5.297	1,915	1,911	1,908
FANNIE MAE AF-2016-87	11/25/2046	5.197	2,667	2,665	2,635
FANNIE MAE AF-2016-88	12/25/2046	5.237	2,202	2,202	2,173
FANNIE MAE AF-2018-87	12/25/2048	5.097	8,008	7,972	7,925
FANNIE MAE AF-204620	11/15/2042	5.409	2,412	2,406	2,392
FANNIE MAE AL1037	1/1/2037	6.761	916	965	946
FANNIE MAE AL2269	10/1/2040	6.653	760	804	785
FANNIE MAE AL3935	9/1/2037	7.075	1,733	1,818	1,790
FANNIE MAE AL3961	2/1/2039	6.477	656	690	664
FANNIE MAE AL4100	9/1/2036	7.145	1,295	1,356	1,338
FANNIE MAE AL4110	3/1/2037	6.772	1,095	1,143	1,131
FANNIE MAE AL4114	2/1/2039	7.205	765	809	794
FANNIE MAE AO8746	8/1/2027	2.500	1,695	1,711	1,654
FANNIE MAE ARM 190726	3/1/2033	6.542	14	14	14
FANNIE MAE ARM 545786	6/1/2032	7.165	118	118	121
FANNIE MAE ARM 620293	1/1/2032	6.525	19	19	19
FANNIE MAE ARM 651629	8/1/2032	7.435	2	2	2
FANNIE MAE ARM 655646	8/1/2032	7.590	53	53	53
FANNIE MAE ARM 655798	8/1/2032	7.354	130	130	132
FANNIE MAE ARM 661349	9/1/2032	7.145	56	56	57
FANNIE MAE ARM 661744	10/1/2032	6.937	83	84	84
FANNIE MAE ARM 664750	10/1/2032	6.488	47	47	47
FANNIE MAE ARM 670731	11/1/2032	6.040	41	41	41
FANNIE MAE ARM 670779	11/1/2032	6.180	184	185	184
FANNIE MAE ARM 670890	12/1/2032	6.290	59	59	59
FANNIE MAE ARM 670912	12/1/2032	6.290	24	25	24
FANNIE MAE ARM 722779	9/1/2033	6.788	39	39	39
FANNIE MAE ARM 733525	8/1/2033	7.293	187	181	189
FANNIE MAE ARM 739194	9/1/2033	7.171	116	116	118
FANNIE MAE ARM 743256	10/1/2033	7.109	46	45	46
FANNIE MAE ARM 743856	11/1/2033	6.599	24	24	25
FANNIE MAE ARM 758873	12/1/2033	6.482	16	15	16
FANNIE MAE AS4507	2/1/2030	3.000	2,674	2,721	2,585
FANNIE MAE AS4878	4/1/2030	3.000	3,535	3,598	3,416
FANNIE MAE BE5622	1/1/2032	2.500	7,916	7,955	7,458
FANNIE MAE BK0933	7/1/2033	3.500	2,732	2,757	2,635
FANNIE MAE BT1939	2/1/2037	2.000	7,628	7,573	6,738
FANNIE MAE CA1265	2/1/2033	3.000	6,317	6,289	6,015
FANNIE MAE CA2283	8/1/2033	3.500	2,979	2,974	2,873
FANNIE MAE DF-2015-38	6/25/2055	5.107	5,980	5,941	5,889
FANNIE MAE DF-2017-16	3/25/2047	5.217	1,465	1,470	1,443
FANNIE MAE F-2019-31	7/25/2049	5.133	15,849	15,840	15,508

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2024

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE FA-2013-1	2/25/2043	5.033	3,530	3,542	3,451
FANNIE MAE FA-2015-55	8/25/2055	5.147	2,526	2,516	2,532
FANNIE MAE FA-204624	12/15/2038	5.419	7,418	7,394	7,364
FANNIE MAE FC-2017-51	7/25/2047	5.033	12,979	13,017	12,664
FANNIE MAE FC-2018-73	10/25/2048	4.983	16,476	16,432	16,053
FANNIE MAE FC-2019-76	12/25/2049	5.183	7,864	7,862	7,713
FANNIE MAE FK-2010-123	11/25/2040	5.133	3,723	3,754	3,666
FANNIE MAE FL-2017-4	2/25/2047	5.247	3,067	3,067	3,053
FANNIE MAE FM9247	11/1/2036	2.000	5,786	5,915	5,111
FANNIE MAE FS2940	9/1/2037	4.500	10,510	10,278	10,289
FANNIE MAE FT-2016-84	11/25/2046	5.183	5,228	5,276	5,140
FANNIE MAE GF-204639	3/15/2036	5.777	6,512	6,490	6,465
FANNIE MAE HYBRID ARM 566074	5/1/2031	7.209	119	119	122
FANNIE MAE KF-2015-27	5/25/2045	4.983	3,386	3,377	3,341
FANNIE MAE MA1144	8/1/2027	2.500	787	795	769
FANNIE MAE MA3391	6/1/2033	3.000	3,876	3,845	3,684
FANNIE MAE MA4697	8/1/2042	4.000	15,495	15,526	14,523
FANNIE MAE WF-2016-68	10/25/2046	5.247	1,405	1,406	1,385
FANNIE MAE_15-50	7/25/2045	5.147	6,553	6,544	6,462
FANNIE MAE_15-93	8/25/2045	5.033	1,544	1,540	1,520
FANNIE MAE_16-11	3/25/2046	5.347	2,838	2,840	2,813
FANNIE MAE_17-8	2/25/2047	5.083	23,739	23,739	23,382
FANNIE MAE_23-19	5/25/2053	5.219	47,786	47,786	47,323
FANNIE MAE_CF-2019-33	7/25/2049	5.153	9,819	9,837	9,625
FANNIE MAE_FA-2020-47	7/25/2050	5.083	23,606	23,606	23,189
FANNIE MAE_YF-204979	6/25/2050	5.133	15,883	15,897	15,638
FREDDIE MAC 1H2520	6/1/2035	6.973	840	881	869
FREDDIE MAC 1N1474	5/1/2037	7.135	27	28	27
FREDDIE MAC 1Q1515	11/1/2038	6.864	3,635	3,817	3,728
FREDDIE MAC 1Q1540	6/1/2040	6.594	1,404	1,491	1,440
FREDDIE MAC 1Q1548	8/1/2038	6.353	1,252	1,311	1,292
FREDDIE MAC 1Q1572	5/1/2038	6.464	2,518	2,642	2,601
FREDDIE MAC 2A-AOT-76	10/25/2037	2.350	2,991	3,036	2,690
FREDDIE MAC 4159 FD	1/15/2043	5.062	2,190	2,197	2,165
FREDDIE MAC 4248	5/15/2041	5.162	3,846	3,851	3,805
FREDDIE MAC 4363 2014 FA	9/15/2041	5.697	1,031	1,033	1,010
FREDDIE MAC 4448	5/15/2040	5.289	2,309	2,296	2,267
FREDDIE MAC 4981	6/25/2050	5.083	30,407	30,593	29,879
FREDDIE MAC 5258	8/25/2052	5.069	39,556	39,556	38,956
FREDDIE MAC 781884	8/1/2034	7.375	135	136	137
FREDDIE MAC 848416	2/1/2041	6.266	1,732	1,803	1,792
FREDDIE MAC 848530	9/1/2039	7.076	682	717	704
FREDDIE MAC 848922	4/1/2037	6.905	1,202	1,268	1,245
FREDDIE MAC 849281	8/1/2037	6.987	1,232	1,302	1,275
FREDDIE MAC AF-204559	3/15/2042	5.469	2,784	2,772	2,765
FREDDIE MAC AF-204615	10/15/2038	5.677	1,468	1,462	1,445
FREDDIE MAC AF-204774	7/15/2042	5.269	2,578	2,574	2,535
FREDDIE MAC ARM 780514	5/1/2033	6.897	47	48	48
FREDDIE MAC ARM 780845	9/1/2033	7.345	28	27	29
FREDDIE MAC ARM 780903	9/1/2033	7.316	32	32	33

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2024

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FREDDIE MAC F2-20350	9/15/2040	5.677	8,398	8,385	8,240
FREDDIE MAC F4-20328	2/15/2038	5.677	1,702	1,703	1,685
FREDDIE MAC FA-204547	9/15/2040	5.777	2,251	2,246	2,187
FREDDIE MAC FA-204822	5/15/2035	4.962	20,002	20,000	19,733
FREDDIE MAC FA-5362	12/25/2053	5.789	48,561	48,561	48,974
FREDDIE MAC FB-204495	11/15/2038	5.319	3,661	3,642	3,760
FREDDIE MAC FB-5368	12/25/2053	6.019	34,188	34,183	34,448
FREDDIE MAC FB-5369	1/25/2054	5.769	75,579	75,608	76,321
FREDDIE MAC FD-203928	9/15/2041	5.132	10,047	10,114	9,899
FREDDIE MAC FD-204301	7/15/2037	5.112	3,292	3,310	3,253
FREDDIE MAC FD-5359	11/25/2053	6.069	36,192	36,192	36,858
FREDDIE MAC FD-5369	1/25/2054	5.469	37,642	37,642	37,610
FREDDIE MAC FE-5351	10/25/2053	5.769	43,326	43,326	43,897
FREDDIE MAC FL-204523	8/15/2038	5.319	2,230	2,216	2,159
FREDDIE MAC FR Q00885	9/1/2037	4.000	13,833	13,611	13,308
FREDDIE MAC FR Q00885	7/25/2052	4.969	32,700	32,673	32,172
FREDDIE MAC FR SB8216	3/1/2038	4.500	7,419	7,331	7,267
FREDDIE MAC FR SB8216	7/25/2052	4.969	13,521	13,499	13,210
FREDDIE MAC G16485	5/1/2033	3.000	4,586	4,560	4,368
FREDDIE MAC GF-204367	3/15/2037	5.677	4,730	4,720	4,647
FREDDIE MAC J32518	8/1/2030	3.000	2,792	2,848	2,699
FREDDIE MAC KF-204560	7/15/2040	5.519	3,728	3,720	3,782
FREDDIE MAC LF-204475	4/15/2040	5.279	822	820	806
FREDDIE MAC SB0752	10/1/2037	4.500	9,503	9,317	9,309
FREDDIE MAC SB8155	5/1/2037	3.000	24,195	23,557	22,515
FREDDIE MAC SB8191	10/1/2037	4.500	26,972	26,422	26,386
FREDDIE MAC SB8197	12/1/2037	4.000	26,146	25,669	25,105
FREDDIE MAC STRIP FHS_402	9/25/2053	5.669	28,090	28,086	28,237
FREDDIE MAC WF-204491	8/15/2039	5.289	1,512	1,510	1,496
FREDDIE MAC WF-204681	8/15/2033	5.319	8,392	8,380	8,273
FREDDIE MAC WF-204697	6/15/2038	5.677	5,724	5,720	5,640
FREDDIE MAC WF-204730	8/15/2038	5.319	12,343	12,280	12,157
FREDDIE MAC_22-5278	11/25/2052	5.369	68,362	68,361	66,328
FREDDIE MAC_4595	10/15/2037	5.877	2,188	2,188	2,175
FREDDIE MAC_5080	3/25/2051	4.500	13,481	13,481	12,430
FREDDIE MAC_JF-204981	6/25/2050	5.083	12,794	12,794	12,471
GINNIE MAE 22-137	8/20/2052	5.055	21,413	21,401	20,908
GINNIE MAE 22-168	9/20/2052	5.105	62,137	62,136	60,531
GINNIE MAE 18-168	12/20/2048	4.885	10,615	10,616	10,390
GINNIE MAE 18-66	5/20/2048	4.735	2,818	2,818	2,759
GINNIE MAE 19-143	11/20/2049	4.935	10,459	10,494	10,288
GINNIE MAE 22-18	1/20/2052	4.805	20,090	20,056	19,024
GINNIE MAE 22-197	11/20/2052	5.305	27,343	27,343	27,150
GINNIE MAE 22-207	12/20/2052	5.125	40,059	40,059	39,507
GINNIE MAE 22-213	12/20/2052	5.125	39,152	39,152	38,773
GINNIE MAE 22-99	6/20/2052	5.155	34,398	34,437	33,513
GINNIE MAE AF-2014-129	10/20/2041	4.967	1,726	1,724	1,667
GINNIE MAE AF-2014-94	11/20/2041	5.117	1,265	1,267	1,231
GINNIE MAE AF-2015-18	2/20/2040	4.815	2,896	2,898	2,860
GINNIE MAE AF-2020-36	3/20/2050	4.935	22,221	22,253	21,745

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2024

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

GINNIE MAE FA-2014-43	3/20/2044	4.885	5,340	5,344	5,250
GINNIE MAE FA-2016-115	8/20/2046	4.885	11,861	11,925	11,636
GINNIE MAE FB-2013-151	2/20/2040	4.835	6,268	6,294	6,171
GINNIE MAE FC-2009-8	2/16/2039	5.412	4,694	4,804	4,721
GINNIE MAE FC-2018-67	5/20/2048	4.785	3,720	3,723	3,621
GINNIE MAE II 082431	12/20/2039	3.750	1,236	1,279	1,251
GINNIE MAE II 082464	1/20/2040	4.625	402	428	407
GINNIE MAE II 082497	3/20/2040	4.625	851	898	862
GINNIE MAE II 082573	7/20/2040	4.625	1,260	1,300	1,271
GINNIE MAE II 082581	7/20/2040	4.625	1,584	1,686	1,598
GINNIE MAE II 082602	8/20/2040	4.625	2,860	3,048	2,885
GINNIE MAE II 082710	1/20/2041	4.625	815	845	826
GINNIE MAE II 082794	4/20/2041	4.875	1,512	1,605	1,529
GINNIE MAE II ARM 8638	6/20/2025	4.875	1	1	1
GINNIE MAE LF-2015-82	4/20/2041	4.967	1,896	1,896	1,857
GINNIE MAE MF-2016-108	8/20/2046	4.967	460	458	447
GINNIE MAE_22-197	11/20/2052	5.305	55,072	54,983	54,753
GINNIE MAE_23-111	8/20/2053	5.405	29,017	29,026	28,941
GINNIE MAE_23-115	6/20/2053	5.605	51,826	51,825	51,969
GINNIE MAE_23-115	8/20/2053	5.505	26,136	26,136	25,979
GINNIE MAE_23-136	9/20/2053	5.605	32,520	32,520	32,658
GINNIE MAE_23-149	9/20/2063	5.655	28,910	28,910	29,088
GINNIE MAE_23-151	10/20/2053	5.655	46,338	46,338	46,623
GINNIE MAE_23-152	10/20/2053	5.855	24,100	24,100	24,349
GINNIE MAE_23-184	12/20/2053	5.105	44,495	43,896	43,906
GINNIE MAE_23-19	2/20/2053	5.255	68,248	68,248	67,613
GINNIE MAE_23-20	2/20/2053	5.105	30,322	30,279	30,008
GINNIE MAE_23-20	2/20/2053	5.105	74,027	74,014	73,171
GINNIE MAE_23-21	2/20/2053	5.255	9,708	9,708	9,618
GINNIE MAE_23-54	4/20/2053	5.205	33,943	33,943	33,693
GINNIE MAE_23-56	4/20/2053	5.205	23,788	23,788	23,619
GINNIE MAE_23-68	5/20/2053	5.155	73,536	73,549	72,745
GINNIE MAE_23-7	1/20/2053	5.205	53,350	53,368	52,934
GINNIE MAE_23-7	1/20/2053	5.205	37,883	37,906	37,603
GINNIE MAE_23-82	6/20/2053	5.355	21,950	21,950	21,852
GINNIE MAE_23-83	6/20/2053	5.505	82,100	80,810	81,898
TOTAL AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				2,407,035	2,380,182

NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES
A&D MTG TR ADMT_23-NQM3	7/25/2068	6.733	12,062	12,050	12,184
A&D MTG TR ADMT_23-NQM4	9/25/2068	7.472	41,522	41,481	42,352
A&D MTG TR ADMT_23-NQM5	11/25/2068	7.049	34,556	34,528	35,090
A&D MTG TR ADMT_24-NQM3	7/25/2069	6.451	46,931	46,898	47,373
A&D MTG TR ADMT_24-NQM4	8/25/2069	5.464	27,319	27,312	27,167
A&D MTG TR ADMT_24-NQM5	11/25/2069	5.699	20,144	20,146	20,129
ACRA TRUST ACRA_24-NQM1	10/25/2064	5.608	45,727	45,719	45,635
ADJUSTABLE RATE MORTGAGE TRUST ARMT_04-2	2/25/2035	6.316	20	20	20
ANGEL OAK MORTGAGE TRUST AOMT_20-2	1/26/2065	2.531	1,320	1,331	1,232
ANGEL OAK MORTGAGE TRUST AOMT_20-3	4/25/2065	1.691	2,876	2,874	2,695

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2024

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

ANGEL OAK MORTGAGE TRUST AOMT_20-5	5/25/2065	1.373	2,918	2,916	2,722
ANGEL OAK MORTGAGE TRUST AOMT_21-8	11/25/2066	1.820	8,921	8,918	7,812
ANGEL OAK MORTGAGE TRUST AOMT_22-1	12/25/2066	2.881	23,312	23,305	21,283
ANGEL OAK MORTGAGE TRUST AOMT_24-11	8/25/2069	5.700	19,638	19,634	19,641
ANGEL OAK MORTGAGE TRUST AOMT_24-12	10/25/2069	5.653	39,839	39,838	39,821
ANGEL OAK MORTGAGE TRUST AOMT_24-7	5/25/2069	5.621	36,292	36,347	36,298
ANGEL OAK MORTGAGE TRUST AOMT_24-8	5/27/2069	5.338	32,293	32,285	32,124
APS RESECURITIZATION TRUST APS_16-3	11/27/2046	6.703	2,714	2,712	4,515
APS RESECURITIZATION TRUST APS_16-3	11/27/2066	6.703	1,281	1,281	2,651
ARROYO MORTGAGE TRUST ARRW_19-1	1/25/2049	3.805	3,590	3,586	3,461
ARROYO MORTGAGE TRUST ARRW_19-3	10/25/2048	2.962	2,719	2,717	2,496
BANK OF AMERICA MORTGAGE SECURITIES BOAMS_04-E	6/25/2034	6.285	498	495	475
BRAVO RESIDENTIAL FUNDING TRUST BRAVO_20-RPL1	5/26/2059	2.500	6,244	6,282	6,057
BRAVO RESIDENTIAL FUNDING TRUST BRAVO_22-NQM1	9/25/2061	3.626	15,550	15,532	14,781
BRAVO RESIDENTIAL FUNDING TRUST BRAVO_24-NQM1	12/1/2063	5.943	25,838	25,805	25,949
BRAVO RESIDENTIAL FUNDING TRUST BRAVO_24-NQM2	2/25/2064	6.285	24,621	24,592	24,838
BRAVO RESIDENTIAL FUNDING TRUST BRAVO_24-NQM3	3/25/2064	6.191	41,767	41,726	42,106
BRAVO RESIDENTIAL FUNDING TRUST BRAVO_24-NQM6	8/1/2064	5.409	20,806	20,798	20,731
BUNKER HILL LOAN DEPOSITARY TRUST BHLD_19-2	7/25/2049	3.879	3,409	3,404	3,303
BUNKER HILL LOAN DEPOSITARY TRUST BHLD_19-3	11/25/2059	3.724	1,016	1,014	1,001
CHASE MORTGAGE FINANCE CORPORATION CHASE_07-A1	2/25/2037	6.620	508	504	497
CHNGE MORTGAGE TRUST CHNGE_23-1	3/25/2058	7.065	12,243	12,219	12,366
CHNGE MORTGAGE TRUST CHNGE_23-2	6/25/2058	6.525	29,647	29,600	29,827
CHNGE MORTGAGE TRUST CHNGE_23-3	7/25/2058	7.100	14,199	14,176	14,375
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_15-RP2 CMLTI_15-PS1	9/25/2042	3.750	937	942	883
COLT FUNDING LLC COLT_20-2R	10/26/2065	1.325	4,355	4,353	3,987
COLT FUNDING LLC COLT_21-6	12/25/2066	1.907	15,685	15,680	13,882
COLT FUNDING LLC COLT_24-INV2	5/25/2069	6.421	13,858	13,850	14,033
COLT FUNDING LLC COLT_24-INV4	5/25/2069	5.607	22,180	22,180	22,154
COLT MORTGAGE LOAN TRUST COLT_22-1	12/27/2066	2.284	17,297	17,291	15,561
COLT MORTGAGE LOAN TRUST COLT_22-2	2/25/2067	2.994	10,937	10,935	10,046
COLT MORTGAGE LOAN TRUST COLT_23-2	7/25/2068	6.596	17,462	17,437	17,645
COLT MORTGAGE LOAN TRUST COLT_24-1	2/25/2069	5.835	11,143	11,127	11,173
COLT MORTGAGE LOAN TRUST COLT_24-2	4/25/2069	6.125	20,858	20,832	21,000
COLT MORTGAGE LOAN TRUST COLT_24-3	6/25/2069	6.393	34,344	34,318	34,738
COLT MORTGAGE LOAN TRUST COLT_24-4	7/25/2069	5.949	28,341	28,321	28,486
COLT MORTGAGE LOAN TRUST COLT_24-5	8/25/2069	5.123	49,143	49,131	48,731
COLT MORTGAGE LOAN TRUST COLT_24-6	11/25/2069	5.390	33,905	33,896	33,822
COLT MORTGAGE LOAN TRUST COLT_24-7	12/26/2069	5.538	34,971	34,970	34,923
COUNTRYWIDE HOME LOANS CWHL_03-46	1/19/2034	6.549	635	646	603
CREDIT SUISSE MORTGAGE TRUST CSMC_17-FHA1	4/25/2047	3.250	7,673	7,726	6,858
CREDIT SUISSE MORTGAGE TRUST CSMC_17-RPL1	7/25/2057	2.750	4,453	4,446	4,299
CREDIT SUISSE MORTGAGE TRUST CSMC_17-RPL3	8/1/2057	4.000	13,353	13,711	12,235
CREDIT SUISSE MORTGAGE TRUST CSMC_19-AFC1	7/25/2049	3.573	4,991	4,986	4,765
CREDIT SUISSE MORTGAGE TRUST CSMC_19-NQM1	10/25/2059	3.656	528	527	518
CREDIT SUISSE MORTGAGE TRUST CSMC_22-ATH1	1/25/2067	2.870	11,645	11,640	10,926
CREDIT SUISSE MORTGAGE TRUST CSMC_22-ATH2	5/25/2067	4.547	15,413	15,408	15,085
CROSS MORTGAGE TRUST CROSS_23-H2	11/25/2068	7.135	37,720	37,664	38,398
CROSS MORTGAGE TRUST CROSS_24-H2	4/25/2069	6.093	25,411	25,384	25,566
CROSS MORTGAGE TRUST CROSS_24-H3	6/25/2069	6.272	17,684	17,660	17,837

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2024

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CROSS MORTGAGE TRUST CROSS_24-H4	7/25/2069	6.147	16,386	16,368	16,504
CROSS MORTGAGE TRUST CROSS_24-H5	8/26/2069	5.854	9,414	9,404	9,445
CS FIRST BOSTON MORTGAGE SECURITIES CORP. CSFB_04-AR3	4/25/2034	5.924	6	6	6
CSMC TRUST CSMC_21-NQM8	10/25/2066	1.841	20,952	20,948	18,523
DEEPHAVEN RESIDENTIAL MORTGAGE TRUST DRMT_22-1	1/25/2067	2.205	17,172	17,162	15,364
DEEPHAVEN RESIDENTIAL MORTGAGE TRUST DRMT_24-1	7/25/2069	5.735	46,028	46,025	46,176
ELLINGTON FINANCIAL MORTGAGE TRUST EFMT_19-2	11/25/2059	2.739	2,893	2,890	2,756
ELLINGTON FINANCIAL MORTGAGE TRUST EFMT_22-1	1/25/2067	2.206	18,493	18,488	15,867
ELLINGTON FINANCIAL MORTGAGE TRUST EFMT_24-INV2	10/25/2069	5.035	14,870	14,869	14,715
ELLINGTON FINANCIAL MORTGAGE TRUST EFMT_24-NQM1	11/25/2069	5.708	44,088	44,080	44,055
FIRST HORIZON ALTERNATIVE MORTGAGE SECURITIES FHAMS_04-AA4	10/25/2034	5.877	100	101	98
GCAT_19-NQM3	11/25/2059	3.686	2,417	2,414	2,338
GCAT_22-HX1	12/27/2066	2.885	13,588	13,582	12,395
GCAT_24-NQM2	6/25/2059	6.085	32,509	32,474	32,743
GMAC MORTGAGE CORPORATION LOAN TRUST GMACM_04-AR2	8/19/2034	5.143	123	123	110
GMAC MORTGAGE CORPORATION LOAN TRUST GMACM_04-AR2	8/19/2034	4.497	96	96	88
GS MORTGAGE SECURITIES TRUST GSMBS_18-RPL1	10/25/2057	3.750	3,813	3,786	3,698
GSR MORTGAGE LOAN TRUST GSR_05-AR1	1/25/2035	6.979	419	420	408
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-1	4/19/2034	6.396	85	85	81
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-10	1/19/2035	5.832	74	75	69
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-4	6/19/2034	6.084	22	21	20
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-6	8/19/2034	6.281	41	41	39
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-7	11/19/2034	5.655	136	135	129
HOMES TRUST HOMES_24-AFC1	8/25/2059	5.224	24,496	24,490	24,322
HOMES_23-NQM2	2/25/2068	6.456	41,930	41,907	42,226
HOMES_24-NQM2	10/25/2069	5.717	18,616	18,615	18,637
IMPERIAL FUND MORTGAGE TRUST IMPRL_21-NQM4	1/25/2057	2.091	22,669	22,664	19,122
IMPERIAL FUND MORTGAGE TRUST IMPRL_23-NQM1	2/25/2068	5.941	17,520	17,499	17,537
JP MORGAN MORTGAGE TRUST JPMMT_24-HE3	2/25/2055	5.805	21,991	21,991	22,041
MELLO MORTGAGE CAPITAL ACCEPTANCE MELLO_21-INV3	10/25/2051	2.500	20,199	20,463	16,192
MERRILL LYNCH MORTGAGE INVESTORS INC MLMI_05-A1	12/25/2034	6.973	66	66	66
MERRILL LYNCH MORTGAGE INVESTORS INC MLMI_05-A2	2/25/2035	5.487	318	318	304
MERRILL LYNCH MORTGAGE INVESTORS TRUST MLCC_04-1	12/25/2034	5.848	63	63	60
MERRILL LYNCH MORTGAGE INVESTORS TRUST MLMI_03-A5	8/25/2033	6.983	148	147	142
METLIFE SECURITIZATION TRUST MST_17-1A	4/25/2055	3.000	4,073	4,086	3,844
METLIFE SECURITIZATION TRUST MST_18-1A	3/25/2057	3.750	4,603	4,602	4,395
MFA TRUST MFRA_20-NQM3	1/26/2065	1.014	1,544	1,544	1,445
MFA TRUST MFRA_23-NQM4	12/25/2068	6.105	19,992	19,977	20,077
MFA TRUST MFRA_24-NQM1	3/25/2069	6.579	8,581	8,574	8,681
MFA TRUST MFRA_24-NQM2	8/25/2069	5.272	21,442	21,434	21,301
MFA TRUST MFRA_24-NQM3	12/25/2069	5.722	25,000	25,000	25,000
MILL CITY MORTGAGE LOAN TRUST MCMLT_17-3	1/25/2061	2.750	570	569	567
MILL CITY MORTGAGE TRUST MCMLT_18-3	8/25/2058	3.482	1,637	1,649	1,600
MILL CITY MORTGAGE TRUST MCMLT_19-1	10/25/2069	3.250	3,021	3,032	2,929
MILL CITY MORTGAGE TRUST MCMLT_19-GS1	7/25/2059	2.750	3,652	3,654	3,541
MORGAN STANLEY MORTGAGE LOAN TRUST MSM_04-10AR	11/25/2034	5.865	182	183	172
MORGAN STANLEY MORTGAGE LOAN TRUST MSM_04-10AR	11/25/2034	6.130	36	36	33
MORGAN STANLEY RESIDENTIAL MORTGAGE LOAN TRUST MSRM_24-NQM3	7/25/2069	5.044	23,911	23,902	23,700

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2024

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

MORGAN STANLEY RESIDENTIAL MORTGAGE LOAN TRUST MSRM_24-NQM5	10/25/2069	5.649	15,000	15,000	14,984
NATIONSTAR MORTGAGE LOAN TRUST NSMLT_13-A	12/25/2052	3.750	451	458	422
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_14-3A	11/25/2054	3.750	1,061	1,077	983
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_16-1A	3/25/2056	3.750	2,935	3,012	2,739
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_16-2A	11/26/2035	3.750	2,072	2,107	1,965
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_16-3A	9/25/2056	3.750	5,804	5,960	5,403
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_16-4A	11/25/2056	3.750	6,029	6,189	5,602
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_17-1A	2/25/2057	4.000	4,844	4,929	4,625
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_17-2A	3/25/2057	4.000	5,939	6,081	5,672
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_17-3A	4/25/2057	4.000	6,279	6,424	5,999
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_17-6A	8/27/2057	4.000	4,618	4,707	4,340
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_19-NQM4	9/25/2059	2.492	1,138	1,137	1,066
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_19-RPL3	7/25/2059	2.750	6,169	6,264	5,880
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_24-NQM1	3/25/2064	6.129	16,601	16,585	16,720
NEW YORK MORTGAGE TRUST NYMT_24-BPL3	9/25/2039	5.268	23,625	23,625	23,343
OBX TRUST OBX_21-INV1	9/25/2051	2.500	18,488	18,703	14,800
OBX TRUST OBX_23-NQM10	10/25/2063	6.465	16,340	16,324	16,517
OBX TRUST OBX_23-NQM8	9/25/2063	7.045	23,547	23,522	23,942
OBX TRUST OBX_24-NQM17	11/25/2064	5.610	28,776	28,775	28,817
OCEANVIEW MORTGAGE LOAN TRUST OVMLT_20-1	5/28/2050	1.733	1,548	1,547	1,437
ONSLOW BAY FINANCIAL LLC OBX_23-NQM7	4/25/2063	6.844	15,656	15,906	15,877
ONSLOW BAY FINANCIAL LLC OBX_24-NM10	5/25/2064	6.180	30,545	30,512	30,816
ONSLOW BAY FINANCIAL LLC OBX_24-NQM18	10/25/2064	5.778	38,968	38,967	38,917
ONSLOW BAY FINANCIAL LLC OBX_24-NQM2	12/25/2063	5.878	26,741	26,718	26,852
ONSLOW BAY FINANCIAL LLC OBX_24-NQM3	12/25/2063	6.129	13,814	13,799	13,913
ONSLOW BAY FINANCIAL LLC OBX_24-NQM4	1/25/2064	6.067	29,235	29,207	29,421
ONSLOW BAY FINANCIAL LLC OBX_24-NQM5	1/25/2064	5.988	18,715	18,695	18,817
PRKCM TRUST PRKCM_23-AFC2	6/25/2058	6.482	35,099	35,056	35,382
PRKCM TRUST PRKCM_23-AFC4	11/25/2058	7.225	20,508	20,483	20,912
PRKCM TRUST PRKCM_24-AFC1	3/25/2059	6.333	38,029	37,973	38,375
PRKCM TRUST PRKCM_24-HOME1	5/25/2059	6.431	43,960	43,909	44,502
PRPM ADVISORS LLC PRPM_24-NQM4	12/26/2069	5.674	16,000	16,000	15,990
PRPM LLC PRPM_23-NQM3	11/25/2068	6.221	18,880	18,868	19,003
PRPM LLC PRPM_24-NQM1	12/25/2068	6.265	28,673	28,655	28,932
PRPM LLC PRPM_24-NQM2	6/25/2069	6.327	45,737	45,711	46,239
RESIDENTIAL MORTGAGE LOAN TRUST RMLT_19-3	9/25/2059	2.633	100	100	100
RUN_22-NQM1	3/25/2067	4.000	7,927	7,872	7,634
SASC_03-24A	7/25/2033	7.118	153	154	146
STAR_20-3	4/25/2065	1.486	1,240	1,239	1,197
STARWOOD MORTGAGE RESIDENTIAL TRUST STAR_22-1	12/25/2066	2.447	20,909	20,901	18,203
STRUCTURED ASSET INVESTMENT LOAN TRUST SAIL_03-BC5	6/25/2033	5.977	74	72	74
TOWD POINT MORTGAGE TRUST TPMT_17-3	7/25/2057	2.750	344	343	342
TOWD POINT MORTGAGE TRUST TPMT_17-4	6/25/2057	2.750	3,169	3,170	3,064
TOWD POINT MORTGAGE TRUST TPMT_19-HY1	10/25/2048	5.453	1,334	1,336	1,348
UNITED WHOLESALE MORTGAGE LLC UWM _21-INV2	9/25/2051	2.500	19,901	20,211	15,953
VERUS SECURITIZATION TRUST VERUS_19-INV3	11/25/2059	2.692	1,862	1,860	1,840
VERUS SECURITIZATION TRUST VERUS_21-7	10/25/2066	1.829	13,472	13,469	11,892
VERUS SECURITIZATION TRUST VERUS_21-R1	10/25/2063	0.820	3,383	3,382	3,213
VERUS SECURITIZATION TRUST VERUS_22-1	1/25/2067	2.724	15,200	15,195	13,741
VERUS SECURITIZATION TRUST VERUS_23-4	5/25/2068	5.811	19,783	19,759	19,797

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2024

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

VERUS SECURITIZATION TRUST VERUS_23-8	12/25/2068	6.259	19,938	19,914	20,100
VERUS SECURITIZATION TRUST VERUS_24-2	2/25/2069	6.095	34,848	34,809	35,061
VERUS SECURITIZATION TRUST VERUS_24-INV1	3/25/2069	6.116	14,029	14,021	14,131
VISIO_19-2	11/25/2054	2.722	4,937	4,920	4,775
WAMU MORTGAGE PASS-THROUGH CERTIFICATES WAMU_03-AR6	6/25/2033	7.265	184	184	179
WAMU MORTGAGE PASS-THROUGH CERTIFICATES WAMU_04-AR10	7/25/2044	5.547	147	148	139
WAMU MORTGAGE PASS-THROUGH CERTIFICATES WAMU_05-AR3	3/25/2035	5.076	319	319	300
WAMU MORTGAGE PASS-THROUGH CERTIFICATES WAMU_05-AR4	4/25/2035	4.550	771	769	725
WELLS FARGO MORTGAGE BACKED SECURITIES TRUST WFMBS_04-K	7/25/2034	7.321	237	244	241
TOTAL NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				2,384,440	2,348,121
TOTAL RESIDENTIAL MORTGAGE BACKED SECURITIES				4,791,475	4,728,303

ASSET BACKED SECURITIES
321 HENDERSON RECEIVABLES LLC HENDR_10-3A	12/15/2048	3.820	188	188	185
AFFIRM ASSET SECURITIZATION TRUST AFFRM_23-B	9/15/2028	6.820	45,000	45,097	45,677
AFFIRM ASSET SECURITIZATION TRUST AFFRM_23-X1	11/15/2028	7.110	4,469	4,469	4,479
AFFIRM ASSET SECURITIZATION TRUST AFFRM_24-A	2/15/2029	5.610	25,000	24,998	25,101
AFFIRM ASSET SECURITIZATION TRUST AFFRM_24-X1	5/15/2029	6.270	13,166	13,166	13,211
AFFIRM ASSET SECURITIZATION TRUST AFFRM_24-X2	12/17/2029	5.220	30,000	29,999	30,046
ALLY AUTO RECEIVABLES TRUST ALLYA_22-3	4/15/2027	5.070	10,083	10,082	10,103
APIDOS CLO APID_15-20A	7/16/2031	6.009	9,978	9,978	9,996
APIDOS CLO APID_20-33A	10/24/2034	6.046	22,000	22,000	22,034
BALLYROCK LTD BALLY_18-1A	4/20/2031	5.879	13,038	13,038	13,054
BARINGS CLO LTD BABSN_23-1	4/20/2036	6.367	40,000	40,000	40,211
BRAZOS HIGHER EDUCATION AUTHORITY INC BRHEA_10-1	2/25/2035	6.641	8,094	8,057	8,091
BROAD RIVER BSL FUNDING CLO BDRVR_20-1	7/20/2034	6.049	16,000	16,000	16,015
CARLYLE GLOBAL MARKET STRATEGIES CGMS_13-3A	10/15/2030	6.009	3,118	3,119	3,120
CARLYLE GLOBAL MARKET STRATEGIES CGMS_14-1A	4/17/2031	5.879	13,246	13,033	13,263
CARMAX AUTO OWNER TRUST CARMX_23-2	6/15/2026	5.500	4,084	4,084	4,087
CARMAX AUTO OWNER TRUST CARMX_24-1	3/15/2027	5.300	16,964	16,964	17,012
CARVANA AUTO RECEIVABLES TRUST CRVNA_23-N4	1/10/2028	6.420	19,700	19,700	19,862
CARVANA AUTO RECEIVABLES TRUST CRVNA_23-P3	11/10/2026	6.090	596	596	597
CARVANA AUTO RECEIVABLES TRUST CRVNA_24-P2	11/10/2027	5.630	9,490	9,490	9,531
CERBERUS ONSHORE CLO LLC CERB_24-3	7/15/2036	6.397	25,000	25,000	25,082
CITIZENS AUTO RECEIVABLES TRUST CITZN_23-2	10/15/2026	6.090	12,969	12,969	13,006
CITIZENS AUTO RECEIVABLES TRUST CITZN_23-2	10/15/2026	5.328	3,824	3,824	3,827
CITIZENS AUTO RECEIVABLES TRUST CITZN_24-1	10/15/2026	5.198	24,621	24,621	24,634
CNH EQUIPMENT TRUST CNH_23-A	9/15/2026	5.340	7,890	7,890	7,898
COLLEGE LOAN CORPORATION TRUST COLLE_02-2	3/1/2042	5.508	10,000	8,460	9,758
CRB SECURITIZATION TRUST CRB_23-1	10/20/2033	6.960	8,849	8,849	8,927
DE LAGE LANDEN FINANCIAL SERVICES INC DLLST_24-1	1/20/2026	5.330	16,346	16,346	16,385
DLLAA LLC DLLAA_23-1	7/20/2026	5.930	9,204	9,204	9,242
DRYDEN SENIOR LOAN FUND DRSLF_18-55A	4/15/2031	5.938	7,870	7,870	7,883
DT AUTO OWNER TRUST DTAOT_23-2	4/15/2027	5.880	2,803	2,803	2,804
DT AUTO OWNER TRUST DTAOT_23-3	8/16/2027	6.290	8,752	8,752	8,784
EDUCATIONAL SERVICES OF AMERICA INC EDUSA_14-3	2/25/2036	5.283	219	216	217
ELMWOOD CLO 21 LTD ELM21_23-8A	10/20/2036	6.276	50,000	50,000	50,224
ENT AUTO RECEIVABLES TRUST ENT_23-1	8/16/2027	6.220	6,737	6,737	6,759
EXETER AUTOMOBILE RECEIVABLES TRUST EART_23-4	9/15/2026	6.060	991	991	991
EXETER AUTOMOBILE RECEIVABLES TRUST EART_24-2	10/15/2026	5.630	7,550	7,550	7,558

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2024

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FLAGSHIP CREDIT AUTO TRUST FCAT_23-1	12/15/2026	5.380	3,730	3,730	3,732
FLAGSHIP CREDIT AUTO TRUST FCAT_23-2	4/15/2027	5.760	9,873	9,873	9,889
FLAGSHIP CREDIT AUTO TRUST FCAT_23-3	7/15/2027	5.890	3,758	3,758	3,768
FORD CREDIT AUTO OWNER TRUST FORDR_18-1	7/15/2031	3.190	50,613	49,722	50,587
FORD CREDIT AUTO OWNER TRUST FORDR_20-1	8/15/2031	2.040	71,698	69,707	71,457
FOURSIGHT CAPITAL AUTOMOBILE RECEIVABLES TRUST FCRT_23-1	12/15/2027	5.390	10,527	10,527	10,537
FOURSIGHT CAPITAL AUTOMOBILE RECEIVABLES TRUST FCRT_23-2	5/15/2028	5.990	7,109	7,109	7,149
GECU AUTO RECEIVABLES TRUST GECU_23-1	3/15/2027	5.950	3,130	3,130	3,139
GLS AUTO RECEIVABLES TRUST GCAR_23-2	1/15/2027	5.700	3,957	3,957	3,960
GLS AUTO RECEIVABLES TRUST GCAR_23-3A	3/15/2027	6.040	4,454	4,453	4,466
GLS AUTO SELECT RECEIVABLES TRUST GSAR_23-2	6/15/2028	6.370	12,004	12,003	12,112
GLS AUTO SELECT RECEIVABLES TRUST GSAR_24-3	10/15/2029	5.590	14,746	14,746	14,935
GM FINANCIAL AUTOMOBILE LEASING TRUST GMALT_23-1	4/20/2026	5.160	32,641	32,631	32,695
GOLDENTREE LOAN MANAGEMENT US CLO 1 LTD GLM_21-9A	4/20/2037	6.132	20,000	20,000	20,035
GOLDENTREE LOAN MANAGEMENT US CLO1 GLM_23-17	7/20/2036	6.367	50,000	50,000	50,280
GOLUB CAPITAL PARTNERS CLO LTD GOCAP_19-46A	4/20/2037	6.427	20,000	20,000	20,187
GREENSKY HOME IMPROVEMENT ISSUER TRUST GSKY_24-2	10/27/2059	5.250	35,000	35,000	34,994
GREENSTATE AUTO RECEIVABLES TRUST GRNST_24-1	8/16/2027	5.530	20,345	20,344	20,409
GTE AUTO RECEIVABLES TRUST GTE_23-1	8/17/2026	5.650	3,988	3,988	3,990
HYUNDAI AUTO LEASE SECURITIZATION TRUST HALST_23-A	1/15/2026	5.050	17,233	17,225	17,241
LAD AUTO RECEIVABLES TRUST LADAR_23-1A	10/15/2026	5.680	2,626	2,626	2,627
MADISON PARK FUNDING LTD MDPK_21-48A	4/19/2033	6.029	48,177	48,157	48,260
MAGNETITE CLO LIMITED MAGNE_20-26	7/25/2034	6.007	25,000	25,000	25,056
MARLETTE FUNDING TRUST MFT_23-4	12/15/2033	7.130	12,779	12,778	12,925
MISSISSIPPI HIGHER EDUCATION ASSISTANCE CORP MHEAC_14-1	10/25/2035	5.363	1,824	1,803	1,807
NAVIENT STUDENT LOAN TRUST NAVSL_18-DA	12/15/2059	5.312	3,406	3,400	3,397
OAKC_21-8A	1/18/2034	6.084	30,000	30,000	30,000
OAKC_21-8A	1/20/2038	5.912	30,000	30,000	30,000
OCCU AUTO RECEIVABLES TRUST OCCU_23-1	4/15/2027	6.230	14,535	14,534	14,582
OCTAGON INVESTMENT PARTNERS OCT48_20-3A	1/15/2038	6.007	25,000	25,000	25,050
ODART_19-1A	9/14/2027	3.630	12,674	12,531	12,611
ONEMAIN DIRECT AUTO RECEIVABLES TRUST ODART_21-1A	7/14/2028	0.870	8,876	8,726	8,745
ONEMAIN FINANCIAL ISSUANCE TRUST OMFIT_22-2	10/14/2034	4.890	11,598	11,571	11,607
ONEMAIN FINANCIAL ISSUANCE TRUST OMFIT_22-S1	5/14/2035	4.130	16,653	16,534	16,577
OPORTUN FUNDING LLC OPTN_24-2	2/9/2032	5.860	9,388	9,388	9,414
PAGAYA AI DEBT GRANTOR TRUST PAID_24-7	12/15/2031	6.117	20,048	20,048	20,218
PAGAYA AI DEBT GRANTOR TRUST PAID_24-8	1/15/2032	5.331	9,934	9,934	9,972
PAGAYA AI DEBT SELECTION TRUST PAID_22-5	6/17/2030	8.096	4,609	4,609	4,651
PAGAYA AI DEBT SELECTION TRUST PAID_23-1	7/15/2030	7.556	1,765	1,765	1,768
PAGAYA AI DEBT SELECTION TRUST PAID_23-3	12/16/2030	7.600	3,589	3,589	3,605
PAGAYA AI DEBT SELECTION TRUST PAID_23-6	6/16/2031	7.128	1,333	1,333	1,335
PAGAYA AI DEBT SELECTION TRUST PAID_23-7	7/15/2031	7.524	16,436	16,436	16,516
PAGAYA AI DEBT SELECTION TRUST PAID_24-10	6/15/2032	5.428	50,000	50,000	50,000
PAGAYA AI DEBT SELECTION TRUST PAID_24-3	10/15/2031	6.258	9,945	9,945	10,011
PAGAYA AI DEBT SELECTION TRUST PAID_24-6	11/15/2031	6.093	5,838	5,838	5,905
PAGAYA AI DEBT SELECTION TRUST PAID_24-9	3/15/2032	5.065	40,774	40,774	40,780
REACH FINANCIAL LLC REACH_23-1	2/18/2031	7.050	1,094	1,094	1,096
RESEARCH-DRIVEN PAGAYA MOTOR ASSET TRUST RPM_23-4	3/25/2032	7.540	14,471	14,470	14,719
RR LTD RRAM_21-19A	10/15/2035	6.049	15,000	15,000	15,020
RR LTD RRAM_23-26	4/15/2038	6.427	50,000	50,000	50,082

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2024

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

SANTANDER DRIVE AUTO RECEIVABLES TRUST SDART_23-2	7/15/2027	5.210	12,401	12,400	12,417
SANTANDER DRIVE AUTO RECEIVABLES TRUST SDART_23-6	5/17/2027	6.080	7,891	7,891	7,914
SANTANDER DRIVE AUTO RECEIVABLES TRUST SDART_24-1	2/16/2027	5.710	9,997	9,997	10,014
SBNA AUTO LEASE TRUST SBALT_24-A	1/20/2026	5.450	9,042	9,042	9,057
SLC STUDENT LOAN TRUST SLCLT_08-1	12/15/2032	6.670	1,164	1,171	1,179
SLM STUDENT LOAN TRUST SLMA_06-2	1/25/2041	5.611	8,008	7,694	7,838
SLM STUDENT LOAN TRUST SLMA_12-3	12/27/2038	5.333	2,865	2,882	2,850
SMB PRIVATE EDUCATION LOAN TRUST SMB_17-B	10/15/2035	2.820	1,328	1,328	1,298
SMB PRIVATE EDUCATION LOAN TRUST SMB_21-A	1/15/2053	5.242	10,756	10,533	10,617
SPACE COAST CREDIT UNION SCCU_23-1	5/17/2027	5.850	12,365	12,365	12,409
THEOREM FUNDING TRUST THRM_22-2	12/15/2028	6.060	2,692	2,692	2,698
THEOREM FUNDING TRUST THRM_22-3	4/15/2029	7.600	3,756	3,753	3,785
UPSTART SECURITIZATION TRUST UPST_23-3	10/20/2033	6.900	11,842	11,814	11,965
VSTRONG AUTO RECEIVABLES TRUST VSTRG_23-A	2/15/2027	6.630	5,364	5,364	5,376
WESTLAKE AUTOMOBILE RECEIVABLES TRUST WLAKE_23-1	2/16/2027	5.890	10,479	10,479	10,525
WESTLAKE AUTOMOBILE RECEIVABLES TRUST WLAKE_23-3	10/15/2026	5.960	2,234	2,234	2,239
WESTLAKE AUTOMOBILE RECEIVABLES TRUST WLAKE_24-2	8/16/2027	5.750	33,000	32,999	33,167
WORLD OMNI AUTO RECEIVABLES TRUST WOART_23-B	11/16/2026	5.250	2,449	2,449	2,450
TOTAL ASSET BACKED SECURITIES				1,542,013	1,551,350

COMMERCIAL MORTGAGE BACKED SECURITIES
AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES
FANNIE MAE 06-M2 A2A	10/25/2032	5.271	422	426	422
FREDDIE MAC KF128	12/25/2031	4.799	3,492	3,492	3,473
FREDDIE MAC A-20K56	11/25/2028	5.235	6,731	6,778	6,742
FREDDIE MAC AFL-2020-KXO	3/25/2030	5.110	5,453	5,453	5,442
FREDDIE MAC AL-20K98	12/25/2030	4.950	15,258	15,258	15,152
FREDDIE MAC AL-20KF86	8/25/2027	5.070	2,411	2,411	2,407
FREDDIE MAC AL-20KF88	9/25/2030	5.110	7,630	7,630	7,609
FREDDIE MAC AL-20KF90	9/25/2030	5.110	6,476	6,476	6,469
FREDDIE MAC KF129	1/25/2029	4.916	10,514	10,514	10,431
FREDDIE MAC A10-20KS10	10/25/2028	5.293	11,074	11,078	11,076
FREDDIE MAC A-20KF50	7/25/2028	5.075	1,761	1,762	1,762
FREDDIE MAC A-20KF52	9/25/2028	5.095	1,191	1,191	1,191
FREDDIE MAC A-20KF53	10/25/2025	5.354	4,901	4,901	4,902
FREDDIE MAC A-20KF54	11/25/2028	5.155	14,567	14,567	14,544
FREDDIE MAC A-20KF55	11/25/2025	5.193	6,394	6,396	6,388
FREDDIE MAC A-20KF57	12/25/2028	5.215	5,648	5,648	5,667
FREDDIE MAC A-20KF58	1/25/2026	5.183	18,149	18,158	18,142
FREDDIE MAC A-20KF59	2/25/2029	5.223	10,035	10,035	9,952
FREDDIE MAC A-20KF60	2/25/2026	5.173	8,798	8,803	8,805
FREDDIE MAC A-20KF61	3/25/2029	5.213	8,383	8,393	8,415
FREDDIE MAC AFLW-20KL3W	8/25/2025	5.125	965	965	965
FREDDIE MAC AS-20KF84	7/25/2030	4.986	4,690	4,690	4,661
FREDDIE MAC CERTS KF105	2/25/2031	4.819	8,664	8,676	8,578
FREDDIE MAC K-F120	8/25/2031	4.769	32,998	31,984	32,611
FREDDIE MAC KF139	6/25/2032	5.109	39,915	39,303	39,940
FREDDIE MAC KF145	9/25/2032	5.469	101,685	101,692	102,274
FREDDIE MAC KF146	10/25/2032	5.449	76,498	76,498	76,845
FREDDIE MAC KF147	11/25/2032	5.449	116,500	116,504	118,194

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2024

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FREDDIE MAC KF148	11/25/2032	5.409	115,526	115,527	116,445
FREDDIE MAC KF67	8/25/2029	5.300	11,849	11,744	11,874
FREDDIE MAC KF73	11/25/2029	5.283	17,895	17,910	17,950
FREDDIE MAC KF74	1/25/2027	4.868	1,086	1,087	1,085
FREDDIE MAC KF76	1/25/2030	4.948	2,804	2,770	2,815
FREDDIE MAC KF77	2/25/2027	5.383	16,246	16,230	16,290
FREDDIE MAC KF77	2/25/2027	5.469	11,588	11,593	11,659
FREDDIE MAC KF78	3/25/2030	5.569	10,827	10,840	10,980
FREDDIE MAC_KF85	8/25/2030	5.080	1,907	1,907	1,904
FREMF MORTGAGE TRUST AS-20KF97	12/25/2030	4.916	2,176	2,176	2,156
GINNIE MAE 17-127	4/16/2052	2.500	5,308	5,288	4,658
GINNIE MAE 17-135	5/16/2049	2.200	10,136	10,099	9,234
GINNIE MAE 17-146	8/16/2047	2.200	4,313	4,302	4,010
GINNIE MAE 7-140	2/16/2059	2.500	5,594	5,574	5,025
GINNIE MAE AC-2013-13	4/16/2046	1.700	961	945	840
GINNIE MAE AD-2016-1829	11/16/2043	2.250	1,456	1,456	1,419
GINNIE MAE AG-2016-39	1/16/2043	2.300	1,940	1,940	1,865
GINNIE MAE AG-2017-171	10/16/2048	2.250	2,768	2,758	2,634
TOTAL AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES				753,828	755,902

NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES
280 PARK AVENUE MORTGAGE TRUST PRK_17-280P	9/15/2034	5.663	40,000	40,000	39,700
ASHFORD HOSPITALITY TRUST INC AHT1_18-KEYS	6/15/2035	5.444	2,496	2,496	2,484
BARCLAYS COMMERCIAL MORTGAGE SECURITIES LLC BBCMS_19-BWAY	11/15/2034	5.680	10,000	9,999	6,330	c
BHMS MORTGAGE TRUST BHMS_18-ATLS	7/15/2035	5.944	40,000	40,000	39,950
BRAEMAR HOTELS & RESORTS TRUST BHR_18-PRME	6/15/2035	5.389	522	522	520
BX COMMERCIAL MORTGAGE TRUST BX_18-GW	5/15/2035	5.494	38,592	38,574	38,580
BX COMMERCIAL MORTGAGE TRUST BX_21-SOAR	6/15/2038	5.182	23,067	22,955	23,038
BX COMMERCIAL MORTGAGE TRUST BX_21-VOLT	9/15/2036	5.212	29,000	29,002	28,946
BX COMMERCIAL MORTGAGE TRUST BX_21-XL2	10/15/2038	5.200	23,472	23,472	23,443
BX COMMERCIAL MORTGAGE TRUST BX_22-MVRK	3/15/2039	5.864	13,784	13,784	13,717
BX COMMERCIAL MORTGAGE TRUST BX_22-PSB	8/15/2039	6.848	25,037	25,015	25,154
CAMB COMMERCIAL MORTGAGE TRUST CAMB_19-LIFE	12/15/2037	5.764	17,700	17,698	17,700
COLONY MORTGAGE CAPITAL LTD CLNY_19-IKPR	11/15/2038	5.726	18,596	18,577	18,363
COMM MORTGAGE TRUST COMM_19-521F	6/15/2034	5.344	16,510	16,510	15,350
DBGS MORTGAGE TRUST DBGS_18-5BP	6/15/2033	5.289	40,000	39,980	37,326
DBGS MORTGAGE TRUST DBGS_18-BIOD	5/15/2035	5.497	23,345	23,328	23,228
EXTENDED STAY AMERICA TRUST ESA_21-ESH	7/15/2038	5.592	33,267	33,267	33,288
GS MORTGAGE SECURITIES CORPORATION TRUST GSMS_22-ECI	8/15/2039	6.592	28,570	28,475	28,588
ILPT COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES ILPT_22-LPF2	10/15/2039	6.642	21,500	21,485	21,557
JP MORGAN CHASE COMMERCIAL MORTGAGE SECURITIES TRUST JPMCC_18-ASH8	2/15/2035	5.495	9,378	9,378	9,317
LIFE FINANCIAL SERVICES TRUST LIFE_22-BMR2	5/15/2039	5.692	49,000	48,976	47,898
LIFE_21-BMR	3/15/2038	5.212	39,244	39,233	38,754
MORGAN STANLEY CAPITAL I TRUST MSC_18-BOP	8/15/2033	5.294	12,624	12,624	10,758
MTN COMMERCIAL MORTGAGE TRUST MTN_22-LPFL	3/15/2039	5.794	50,000	49,605	49,952
ONE NEW YORK PLAZA TRUST ONYP_20-1NYP	1/15/2036	5.462	18,200	18,200	17,358
STAR_22-SFR3	5/17/2039	6.260	47,367	47,380	47,367
UBS COMMERCIAL MORTGAGE TRUST UBSCM_18-NYCH	2/15/2032	5.294	8,984	8,983	8,811

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2024

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO COMMERCIAL MORTGAGE TRUST WFCM_17-SMP	12/15/2034	5.320	18,500	18,497	17,227
TOTAL NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES				698,015	684,704
TOTAL COMMERCIAL MORTGAGE BACKED SECURITIES				1,451,843	1,440,606

CORPORATE DEBT SECURITIES
BANKING
WASHINGTON MUTUAL BANK/HENDERSON	6/15/2011	—	1,500	—	3	c,d
TOTAL BANKING				—	3

BASIC INDUSTRY
LYB INT FINANCE III	10/1/2025	1.250	7,377	7,126	7,180
TOTAL BASIC INDUSTRY				7,126	7,180

CAPITAL GOODS
BAE SYSTEMS HOLDINGS INC	12/15/2025	3.850	14,841	14,673	14,705
BERRY GLOBAL INC	1/15/2026	1.570	20,266	19,409	19,558
CARRIER GLOBAL CORPORATION	2/15/2025	2.242	6,000	5,976	5,979
L3HARRIS TECH INC	4/27/2025	3.832	20,486	20,389	20,414
TOTAL CAPITAL GOODS				60,447	60,656

COMMUNICATIONS
CHARTER COMM OPT LLC/CAP	7/23/2025	4.908	53,930	53,680	53,854
NETFLIX INC	2/15/2025	5.875	22,659	22,670	22,682
NETFLIX INC	6/15/2025	3.625	16,581	16,478	16,479
SPRINT SPECTRUM / SPEC I	3/20/2025	4.738	9,648	9,633	9,648
TOTAL COMMUNICATIONS				102,461	102,663

CONSUMER CYCLICAL
FOOTBALL CLUB TERM NOTES	10/5/2025	2.680	4,000	3,904	3,927
FOOTBALL CLUB TERM NOTES	10/5/2025	2.680	1,000	976	982
TOTAL CONSUMER CYCLICAL				4,880	4,909

CONSUMER NON CYCLICAL
ABBVIE INC	5/14/2025	3.600	20,000	19,878	19,914
ABBVIE INC	3/15/2025	3.800	13,223	13,179	13,194
AMGEN INC	2/21/2025	1.900	5,702	5,674	5,677
AMGEN INC	3/2/2025	5.250	19,132	19,132	19,139
BACARDI LTD	5/15/2025	4.450	18,600	18,527	18,566
GE HEALTHCARE TECH INC	11/15/2025	5.600	30,247	30,334	30,440
HCA INC	2/1/2025	5.375	15,000	14,993	14,991
HCA INC	2/15/2026	5.875	13,500	13,496	13,568
JM SMUCKER COMPANY	3/15/2025	3.500	96,703	96,359	96,380
TOTAL CONSUMER NON CYCLICAL				231,572	231,869

ELECTRIC
AEP TEXAS INC	10/1/2025	3.850	1,955	1,929	1,937
AES CORP/THE	1/15/2026	1.375	13,670	13,138	13,159
DOMINION ENERGY INC	10/1/2025	3.900	7,500	7,412	7,451
EVERSOURCE ENERGY	1/15/2025	3.150	6,461	6,456	6,455

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2024

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FIRSTENERGY PENN ELECTRIC	3/30/2026	5.150	1,250	1,241	1,253
NEXTERA ENERGY CAPITAL	3/1/2025	6.051	58,963	59,044	59,065
NEXTERA ENERGY CAPITAL	9/1/2025	5.749	25,000	24,957	25,147
PINNACLE WEST CAPITAL	6/15/2025	1.300	4,555	4,480	4,479
TOTAL ELECTRIC				118,657	118,946

ENERGY
CANADIAN NATL RESOURCES	2/1/2025	3.900	2,014	2,011	2,011
CANADIAN NATL RESOURCES	7/15/2025	2.050	5,882	5,760	5,792
KINDER MORGAN INC	6/1/2025	4.300	24,550	24,459	24,492
MPLX LP	6/1/2025	4.875	5,150	5,133	5,146
PLAINS ALL AMER PIPELINE	10/15/2025	4.650	5,539	5,472	5,530
WESTERN MIDSTREAM OPERATATING LP	2/1/2025	3.100	25,000	24,949	24,939
TOTAL ENERGY				67,784	67,910

INSURANCE
ELEVANCE HEALTH INC	10/15/2025	5.350	10,805	10,821	10,849
TOTAL INSURANCE				10,821	10,849

NATURAL GAS
NISOURCE INC	8/15/2025	0.950	3,450	3,348	3,367
TOTAL NATURAL GAS				3,348	3,367

OTHER FINANCIAL INSTITUTIONS
HARDWOOD FUNDING LLC	6/7/2025	3.130	6,400	6,317	6,343
TOTAL OTHER FINANCIAL INSTITUTIONS				6,317	6,343

TECHNOLOGY
MICROCHIP TECHNOLOGY INC	9/1/2025	4.250	3,817	3,772	3,803
NXP BV/NXP FDG/NXP USA	5/1/2025	2.700	11,059	10,937	10,973
TOTAL TECHNOLOGY				14,709	14,776

TRANSPORTATION
ERAC USA FINANCE LLC	11/1/2025	3.800	6,211	6,150	6,168
NORFOLK SOUTHERN CORPORATION	6/15/2026	2.900	10,000	9,690	9,769
NORFOLK SOUTHERN CORPORATION	8/1/2025	3.650	4,500	4,453	4,470
TOTAL TRANSPORTATION				20,293	20,407

TOTAL CORPORATE DEBT SECURITIES				648,415	649,878
TOTAL FIXED MATURITIES				11,022,239	10,960,489

SYNDICATED LOANS
BASIC INDUSTRY
ASPLUNDH TREE EXPERT LLC AMENDMENT 1 - TERM LOAN	9/7/2027	6.423	1,296	1,289	1,289
ELEMENT SOLUTIONS INC	12/8/2030	6.323	1,437	1,425	1,425
INEOS US FINANCE LLC	2/19/2030	7.823	397	384	384
TOTAL BASIC INDUSTRY				3,098	3,098

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2024

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CAPITAL GOODS
BARNES GROUP INC	9/30/2030	7.073	1,732	1,714	1,714
BEACON ROOFING	5/19/2028	6.573	1,103	1,089	1,089
EMERALD DEBT MERGER SUB LLC	5/23/2030	6.933	1,420	1,408	1,408
ENERGY SOLUTIONS LLC	9/20/2030	7.841	688	671	671
FLINT GROUP PACKAGING INKS NORTH AMERICA HOLDINGS LLC	12/31/2026	9.138	211	200	200
FLINT GROUP PACKAGING INKS NORTH AMERICA HOLDINGS LLC	12/31/2027	5.309	148	54	54
FLINT GROUP PACKAGING INKS NORTH AMERICA HOLDINGS LLC	12/31/2027	4.988	116	90	90
GYP HOLDINGS III CORPORATION	5/12/2030	6.823	1,733	1,734	1,734
QUIKRETE HOLDINGS INC	3/19/2029	6.823	987	979	979
QUIKRETE HOLDINGS INC	3/25/2031	7.073	1,310	1,302	1,302
REYNOLDS CONSUMER PRODUCTS LLC TERM LOAN B	1/29/2027	6.423	990	980	980
STANDARD BUILDING SOLUTIONS INC	9/22/2028	6.106	496	487	487
TRANSDIGM INC	2/28/2031	7.104	1,985	1,985	1,985
TOTAL CAPITAL GOODS				12,693	12,693

COMMUNICATIONS
CMG MEDIA CORPORATION	6/18/2029	8.171	849	777	777
EW SCRIPPS CO TERM LOAN - B2	5/1/2026	7.250	238	236	236
HUBBARD RADIO LLC	9/30/2027	9.073	171	127	127
SBA SENIOR FINANCE II LLC	1/25/2031	6.330	1,196	1,185	1,185
SINCLAIR TELEVISION GROUP INC TERM LOAN - B3	4/1/2028	7.687	772	770	770
TELESAT LLC TERM LOAN - B5	12/7/2026	7.526	814	813	813
VIRGIN MEDIA BRISTOL LLC TERM LOAN	1/31/2028	7.012	1,000	1,000	1,000
TOTAL COMMUNICATIONS				4,908	4,908

CONSUMER CYCLICAL
1011778 BC UNLIMITED LIABILITY COMPANY	9/23/2030	6.323	2,280	2,258	2,258
GO DADDY OPERATING COMPANY LLC	11/9/2029	7.116	1,169	1,142	1,142
GREAT OUTDOORS GROUP LLC	3/6/2028	8.437	1,975	1,974	1,974
HILTON DOMESTIC OPERATING COMPANY	11/3/2030	6.088	1,749	1,735	1,735
KFC HOLDING COMPANY	3/15/2028	6.240	1,012	1,012	1,012
LIGHT AND WONDER INTERNATIONAL INC	4/14/2029	6.632	1,985	1,973	1,973
PCI GAMING AUTHORITY TERM LOAN B - 1ST LIEN	7/18/2031	6.573	363	353	353
PRIME SECURITY SERVICES BORROW LLC	10/13/2030	6.524	746	738	738
WILLIAM MORRIS ENDEAVOR ENTERT TERM LOAN B1	5/18/2025	7.437	711	711	711
TOTAL CONSUMER CYCLICAL				11,896	11,896

CONSUMER NON CYCLICAL
ARAMARK SERVICES INC	4/6/2028	6.573	1,012	1,005	1,005
BOMBARDIER RECREATIONAL PRODUCTS	12/13/2029	7.323	1,728	1,716	1,716
ELANCO ANIMAL HEALTH INC TERM LOAN	8/1/2027	6.403	441	440	440
ENERGIZER HOLDINGS INC	12/22/2027	6.356	270	269	269
GRIFOLS WORLDWIDE OPERATIONS U DOLLAR TERM LOAN B	11/15/2027	6.735	761	759	759
ICON LUXEMBOURG SARL	7/3/2028	6.604	87	86	86
ICON LUXEMBOURG SARL	7/3/2028	6.604	22	22	22
MEDLINE BORROWER LP	10/23/2028	6.823	667	667	667
THOR INDUSTRIES INC	11/15/2030	6.823	281	281	281
TOTAL PRODUCE USA HOLDINGS INC TERM LOAN B	8/3/2028	6.457	854	848	848
TOTAL CONSUMER NON CYCLICAL				6,093	6,093

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2024

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

ELECTRIC
CALPINE CONSTRUCTION FINANCE COMPANY	7/20/2030	6.573	1,885	1,864	1,864
CALPINE CORPORATION	12/16/2027	6.573	230	228	228
CONSTELLATION RENEWABLES LLC TERM LOAN	12/15/2027	6.764	420	419	419
CPV SHORE HOLDINGS LLC TERM LOAN	12/29/2025	8.526	637	635	635
EFS COGEN HOLDINGS I LLC NEW TERM LOAN 2020	10/3/2031	8.110	623	610	610
WEST DEPTFORD ENERGY HOLDINGS TERM LOAN	8/3/2026	8.423	1,104	1,102	1,102
TOTAL ELECTRIC				4,858	4,858

FINANCE COMPANY
AVOLON TLB BORROWER 1 -US- LLC TERM LOAN B4	2/12/2027	5.970	382	382	382
TOTAL FINANCE COMPANY				382	382

OTHER FINANCIAL INSTITUTIONS
FINCO 1 LLC	6/27/2029	6.823	790	780	780
TRANS UNION LLC	6/24/2031	6.197	698	698	698
TRANS UNION LLC	6/6/2031	6.323	979	978	978
TOTAL OTHER FINANCIAL INSTITUTIONS				2,456	2,456

OTHER INDUSTRY
API GROUP DE INC	1/3/2029	6.573	988	985	985
TOTAL OTHER INDUSTRY				985	985

TECHNOLOGY
ADEIA INC	6/8/2028	7.370	493	461	461
CELESTICA INC.	6/20/2031	6.088	877	877	877
COHERENT CORPORATION	7/2/2029	7.073	799	774	774
ENTEGRIS INC	7/6/2029	6.354	750	742	742
GEN DIGITAL INC	9/12/2029	6.323	974	940	940
INFORMATICA LLC	10/27/2028	6.823	995	989	989
MKS INSTRUMENTS INC	8/17/2029	6.589	659	640	640
SS&C TECH INC	5/2/2031	6.573	1,022	1,022	1,022
TEMPO ACQUISITION LLC	8/31/2028	6.823	818	820	820
TTM TECH INC	5/30/2030	6.803	1,239	1,225	1,225
TOTAL TECHNOLOGY				8,490	8,490

TOTAL SYNDICATED LOANS BEFORE ALLOWANCE FOR LOAN LOSSES				55,859	55,859
ALLOWANCE FOR LOAN LOSSES				(361)	(361)
TOTAL SYNDICATED LOANS - NET				55,498	55,498

DERIVATIVES
PURCHASED OPTIONS
BNP PARIBAS SA	1/7/2025	—	—	339	339
BNP PARIBAS SA	1/21/2025	—	—	309	309
BNP PARIBAS SA	1/28/2025	—	—	292	292
BNP PARIBAS SA	2/4/2025	—	—	380	380
BNP PARIBAS SA	2/11/2025	—	—	192	192

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2024

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP PARIBAS SA	2/25/2025	—	—	169	169
BNP PARIBAS SA	3/4/2025	—	—	170	170
BNP PARIBAS SA	3/11/2025	—	—	229	229
BNP PARIBAS SA	3/25/2025	—	—	226	226
BNP PARIBAS SA	4/15/2025	—	—	275	275
BNP PARIBAS SA	5/6/2025	—	—	244	244
BNP PARIBAS SA	5/13/2025	—	—	153	153
BNP PARIBAS SA	5/27/2025	—	—	218	218
BNP PARIBAS SA	6/10/2025	—	—	136	136
BNP PARIBAS SA	6/24/2025	—	—	185	185
BNP PARIBAS SA	7/8/2025	—	—	215	215
BNP PARIBAS SA	7/15/2025	—	—	96	96
BNP PARIBAS SA	7/29/2025	—	—	136	136
BNP PARIBAS SA	8/5/2025	—	—	170	170
BNP PARIBAS SA	8/26/2025	—	—	111	111
BNP PARIBAS SA	9/16/2025	—	—	114	114
BNP PARIBAS SA	9/23/2025	—	—	469	469
BNP PARIBAS SA	9/23/2025	—	—	101	101
BNP PARIBAS SA	10/21/2025	—	—	648	648
BNP PARIBAS SA	11/4/2025	—	—	219	219
BNP PARIBAS SA	11/18/2025	—	—	203	203
BNP PARIBAS SA	11/18/2025	—	—	130	130
BNP PARIBAS SA	11/25/2025	—	—	37	37
BNP PARIBAS SA	12/9/2025	—	—	38	38
BNP PARIBAS SA	12/16/2025	—	—	75	75
BNP PARIBAS SA	12/23/2025	—	—	39	39
BNP PARIBAS SA	1/13/2026	—	—	415	415
BNP PARIBAS SA	1/27/2026	—	—	200	200
BNP PARIBAS SA	2/10/2026	—	—	196	196
BNP PARIBAS SA	4/7/2026	—	—	201	201
WELLS FARGO BANK NA	1/14/2025	—	—	337	337
WELLS FARGO BANK NA	2/18/2025	—	—	188	188
WELLS FARGO BANK NA	3/18/2025	—	—	154	154
WELLS FARGO BANK NA	4/1/2025	—	—	227	227
WELLS FARGO BANK NA	4/8/2025	—	—	229	229
WELLS FARGO BANK NA	4/22/2025	—	—	181	181
WELLS FARGO BANK NA	4/29/2025	—	—	354	354
WELLS FARGO BANK NA	4/29/2025	—	—	284	284
WELLS FARGO BANK NA	5/20/2025	—	—	141	141
WELLS FARGO BANK NA	6/3/2025	—	—	149	149
WELLS FARGO BANK NA	6/17/2025	—	—	119	119
WELLS FARGO BANK NA	7/1/2025	—	—	213	213
WELLS FARGO BANK NA	7/1/2025	—	—	118	118
WELLS FARGO BANK NA	7/8/2025	—	—	109	109
WELLS FARGO BANK NA	7/22/2025	—	—	115	115
WELLS FARGO BANK NA	8/12/2025	—	—	171	171
WELLS FARGO BANK NA	8/12/2025	—	—	139	139
WELLS FARGO BANK NA	8/19/2025	—	—	115	115
WELLS FARGO BANK NA	9/2/2025	—	—	128	128
WELLS FARGO BANK NA	9/9/2025	—	—	202	202

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2024

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	9/30/2025	—	—	106	106
WELLS FARGO BANK NA	10/7/2025	—	—	152	152
WELLS FARGO BANK NA	10/14/2025	—	—	93	93
WELLS FARGO BANK NA	10/21/2025	—	—	45	45
WELLS FARGO BANK NA	10/28/2025	—	—	47	47
WELLS FARGO BANK NA	11/4/2025	—	—	102	102
WELLS FARGO BANK NA	11/11/2025	—	—	38	38
WELLS FARGO BANK NA	12/2/2025	—	—	36	36
WELLS FARGO BANK NA	1/6/2026	—	—	427	427
WELLS FARGO BANK NA	2/24/2026	—	—	211	211
WELLS FARGO BANK NA	3/31/2026	—	—	201	201
WELLS FARGO BANK NA	5/12/2026	—	—	202	202
WELLS FARGO BANK NA	5/26/2026	—	—	195	195
TOTAL PURCHASED OPTIONS				12,858	12,858

WRITTEN OPTIONS
BNP PARIBAS SA	1/7/2025	—	—	(263)	(263)
BNP PARIBAS SA	1/21/2025	—	—	(232)	(232)
BNP PARIBAS SA	1/28/2025	—	—	(221)	(221)
BNP PARIBAS SA	2/4/2025	—	—	(286)	(286)
BNP PARIBAS SA	2/11/2025	—	—	(144)	(144)
BNP PARIBAS SA	2/25/2025	—	—	(122)	(122)
BNP PARIBAS SA	3/4/2025	—	—	(123)	(123)
BNP PARIBAS SA	3/11/2025	—	—	(159)	(159)
BNP PARIBAS SA	3/25/2025	—	—	(157)	(157)
BNP PARIBAS SA	4/15/2025	—	—	(207)	(207)
BNP PARIBAS SA	5/6/2025	—	—	(177)	(177)
BNP PARIBAS SA	5/13/2025	—	—	(109)	(109)
BNP PARIBAS SA	5/27/2025	—	—	(153)	(153)
BNP PARIBAS SA	6/10/2025	—	—	(93)	(93)
BNP PARIBAS SA	6/24/2025	—	—	(122)	(122)
BNP PARIBAS SA	7/8/2025	—	—	(178)	(178)
BNP PARIBAS SA	7/15/2025	—	—	(57)	(57)
BNP PARIBAS SA	7/29/2025	—	—	(94)	(94)
BNP PARIBAS SA	8/5/2025	—	—	(128)	(128)
BNP PARIBAS SA	8/26/2025	—	—	(72)	(72)
BNP PARIBAS SA	9/16/2025	—	—	(79)	(79)
BNP PARIBAS SA	9/23/2025	—	—	(361)	(361)
BNP PARIBAS SA	9/23/2025	—	—	(67)	(67)
BNP PARIBAS SA	10/21/2025	—	—	(460)	(460)
BNP PARIBAS SA	11/4/2025	—	—	(158)	(158)
BNP PARIBAS SA	11/18/2025	—	—	(131)	(131)
BNP PARIBAS SA	11/18/2025	—	—	(87)	(87)
BNP PARIBAS SA	11/25/2025	—	—	(24)	(24)
BNP PARIBAS SA	12/9/2025	—	—	(24)	(24)
BNP PARIBAS SA	12/16/2025	—	—	(48)	(48)
BNP PARIBAS SA	12/23/2025	—	—	(25)	(25)
BNP PARIBAS SA	1/13/2026	—	—	(272)	(272)
BNP PARIBAS SA	1/27/2026	—	—	(128)	(128)
BNP PARIBAS SA	2/10/2026	—	—	(123)	(123)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2024

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP PARIBAS SA	4/7/2026	—	—	(130)	(130)
WELLS FARGO BANK NA	1/14/2025	—	—	(261)	(261)
WELLS FARGO BANK NA	2/18/2025	—	—	(141)	(141)
WELLS FARGO BANK NA	3/18/2025	—	—	(108)	(108)
WELLS FARGO BANK NA	4/1/2025	—	—	(159)	(159)
WELLS FARGO BANK NA	4/8/2025	—	—	(161)	(161)
WELLS FARGO BANK NA	4/22/2025	—	—	(136)	(136)
WELLS FARGO BANK NA	4/29/2025	—	—	(327)	(327)
WELLS FARGO BANK NA	4/29/2025	—	—	(217)	(217)
WELLS FARGO BANK NA	5/20/2025	—	—	(98)	(98)
WELLS FARGO BANK NA	6/3/2025	—	—	(106)	(106)
WELLS FARGO BANK NA	6/17/2025	—	—	(77)	(77)
WELLS FARGO BANK NA	7/1/2025	—	—	(177)	(177)
WELLS FARGO BANK NA	7/1/2025	—	—	(77)	(77)
WELLS FARGO BANK NA	7/8/2025	—	—	(68)	(68)
WELLS FARGO BANK NA	7/22/2025	—	—	(75)	(75)
WELLS FARGO BANK NA	8/12/2025	—	—	(117)	(117)
WELLS FARGO BANK NA	8/12/2025	—	—	(98)	(98)
WELLS FARGO BANK NA	8/19/2025	—	—	(75)	(75)
WELLS FARGO BANK NA	9/2/2025	—	—	(88)	(88)
WELLS FARGO BANK NA	9/9/2025	—	—	(147)	(147)
WELLS FARGO BANK NA	9/30/2025	—	—	(71)	(71)
WELLS FARGO BANK NA	10/7/2025	—	—	(101)	(101)
WELLS FARGO BANK NA	10/14/2025	—	—	(65)	(65)
WELLS FARGO BANK NA	10/21/2025	—	—	(31)	(31)
WELLS FARGO BANK NA	10/28/2025	—	—	(33)	(33)
WELLS FARGO BANK NA	11/4/2025	—	—	(74)	(74)
WELLS FARGO BANK NA	11/11/2025	—	—	(24)	(24)
WELLS FARGO BANK NA	12/2/2025	—	—	(23)	(23)
WELLS FARGO BANK NA	1/6/2026	—	—	(287)	(287)
WELLS FARGO BANK NA	2/24/2026	—	—	(141)	(141)
WELLS FARGO BANK NA	3/31/2026	—	—	(130)	(130)
WELLS FARGO BANK NA	5/12/2026	—	—	(151)	(151)
WELLS FARGO BANK NA	5/26/2026	—	—	(143)	(143)
TOTAL WRITTEN OPTIONS				(9,201)	(9,201)

FUTURES
S&P500 EMINI FUT Mar 2025	—	(12)	(12)
TOTAL FUTURES		(12)	(12)
TOTAL DERIVATIVES - NET		3,645	3,645
TOTAL INVESTMENTS IN CASH EQUIVALENTS, FIXED MATURITIES, EQUITY SECURITIES, SYNDICATED LOANS AND DERIVATIVES		$11,883,767	$11,822,017

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
b) For Federal income tax purposes, the cost of investments is $11.9 billion.
c) Securities written down due to other-than-temporary impairment related to credit losses.
d) Non-income producing securities.

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers
December 31, 2023

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CASH EQUIVALENTS
CERTIFICATE OF DEPOSITS
CANADIAN IMPERIAL BANK OF COMMERCE	1/2/2024	5.310%	$100,000	$100,000	$100,000
TOTAL CERTIFICATE OF DEPOSITS				100,000	100,000

GOVERNMENT BOND
FEDERAL AGRICULTURAL MORTGAGE CORPORATION	1/2/2024	—	1,200	1,200	1,200
FEDERAL HOME LOAN BANKS	1/2/2024	—	47,250	47,243	47,243
TOTAL GOVERNMENT BOND				48,443	48,443

COMMERCIAL PAPER
CENTERPOINT ENERGY INC	1/2/2024	—	67,890	67,880	67,880
DNB BANK ASA	1/4/2024	—	100,000	99,950	99,950
DOMINION ENERGY INC	1/4/2024	—	25,000	24,987	24,987
DUKE ENERGY CORPORATION	1/2/2024	—	31,000	30,994	30,994
DUKE ENERGY CORPORATION	1/3/2024	—	2,000	1,999	1,999
EVERSOURCE ENERGY	1/3/2024	—	35,000	34,989	34,989
FISERV INC	1/4/2024	—	25,000	24,987	24,987
KINDER MORGAN INC	1/2/2024	—	99,000	98,985	98,985
REPUBLIC SERVICES INC	1/4/2024	—	65,000	64,966	64,966
SOUTHERN COMPANY (THE)	1/3/2024	—	35,000	34,987	34,987
SYSCO CORPORATION	1/4/2024	—	10,000	9,994	9,994
EMERA INCORPORATED	1/29/2024	—	106,000	105,524	105,524
WILLIAMS COMPANIES INC	1/4/2024	—	65,000	64,965	64,965
WEC ENERGY GROUP INC	1/3/2024	—	80,500	80,471	80,471
TOTAL COMMERCIAL PAPER				745,678	745,678
TOTAL CASH EQUIVALENTS				894,121	894,121

EQUITY SECURITIES
CONGLOMERATES/DIVERSIFIED MFG
FLINT GROUP PACKAGING INKS NORTH AMERICA HOLDINGS LLC			120	—	—
TOTAL CONGLOMERATES/DIVERSIFIED MFG				—	—
TOTAL EQUITY SECURITIES				—	—

FIXED MATURITIES
U.S. GOVERNMENT AND AGENCY OBLIGATIONS
UNITED STATES TREASURY BILL	4/18/2024	—	105,000	103,519	103,385
UNITED STATES TREASURY BILL	6/27/2024	—	115,000	112,098	112,149
UNITED STATES TREASURY BILL	2/22/2024	—	118,000	117,160	117,121
UNITED STATES TREASURY BILL	6/20/2024	—	115,000	112,180	112,260
UNITED STATES TREASURY BILL	1/25/2024	—	110,000	109,654	109,629
UNITED STATES TREASURY BILL	5/16/2024	—	105,000	103,039	102,991
UNITED STATES TREASURY BILL	6/13/2024	—	100,000	97,619	97,720
UNITED STATES TREASURY BILL	1/4/2024	—	100,000	99,954	99,971
UNITED STATES TREASURY BILL	1/11/2024	—	100,000	99,847	99,870
UNITED STATES TREASURY BILL	2/8/2024	—	100,000	99,435	99,459
UNITED STATES TREASURY BILL	3/7/2024	—	100,000	99,001	99,063
UNITED STATES TREASURY BILL	3/14/2024	—	35,000	34,622	34,637
UNITED STATES TREASURY BILL	3/28/2024	—	100,000	98,683	98,760
UNITED STATES TREASURY BILL	4/4/2024	—	100,000	98,579	98,660

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

UNITED STATES TREASURY BILL	4/11/2024	—	100,000	98,479	98,565
UNITED STATES TREASURY BILL	4/25/2024	—	100,000	98,269	98,361
UNITED STATES TREASURY BILL	5/9/2024	—	100,000	98,094	98,176
UNITED STATES TREASURY BILL	5/23/2024	—	100,000	97,903	97,990
UNITED STATES TREASURY BILL	5/30/2024	—	100,000	97,797	97,912
UNITED STATES TREASURY BILL	6/6/2024	—	100,000	97,720	97,813
UNITED STATES TREASURY BILL	3/21/2024	—	105,000	103,875	103,805
UNITED STATES TREASURY BOND	1/31/2024	2.250	100,000	99,794	99,738
UNITED STATES TREASURY BOND	2/29/2024	2.125	100,000	99,551	99,465
UNITED STATES TREASURY BOND	1/15/2024	0.125	100,000	99,821	99,867
UNITED STATES TREASURY BOND	2/15/2024	0.125	100,000	99,431	99,367
UNITED STATES TREASURY BOND	3/15/2024	0.250	65,000	64,403	64,350
UNITED STATES TREASURY BOND	4/30/2024	2.500	100,000	99,113	99,059
UNITED STATES TREASURY BOND	11/15/2028	5.250	200	205	212
UNITED STATES TREASURY BOND	8/15/2024	2.375	56	56	55
TOTAL U. S. GOVERNMENT AND AGENCY OBLIGATIONS				2,639,901	2,640,410

STATE AND MUNICIPAL OBLIGATIONS
DALLAS FORT WORTH TEXAS INTL AIRPORT	11/1/2024	1.229	250	250	242
DALLAS FORT WORTH TEXAS INTL AIRPORT	11/1/2025	1.329	1,000	1,000	941
TOTAL STATE AND MUNICIPAL OBLIGATIONS				1,250	1,183

RESIDENTIAL MORTGAGE BACKED SECURITIES
AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES
FANNIE MAE 06-36 GF	5/25/2036	5.752	2,000	2,008	1,971
FANNIE MAE 07-46 FB	5/25/2037	5.822	564	566	553
FANNIE MAE 09-107 FL	2/25/2038	4.192	1,172	1,177	1,161
FANNIE MAE 13-2 KF	1/25/2037	5.632	2,986	2,980	2,905
FANNIE MAE 4915	2/1/2038	5.000	8,421	8,424	8,469
FANNIE MAE AF-2015-22C	4/25/2045	5.795	5,344	5,324	5,214
FANNIE MAE AF-2015-42	6/25/2055	5.775	4,535	4,510	4,476
FANNIE MAE AF-2015-91	12/25/2045	5.815	5,369	5,343	5,279
FANNIE MAE FA-2015-4	2/25/2045	5.795	1,856	1,857	1,809
FANNIE MAE FW-2015-84	11/25/2045	5.795	5,423	5,416	5,292
FANNIE MAE 07-6	2/25/2037	5.902	3,712	3,717	3,643
FANNIE MAE 09-101	12/25/2039	6.292	4,500	4,563	4,520
FANNIE MAE 12-133	4/25/2042	5.702	2,642	2,634	2,553
FANNIE MAE 16-2	2/25/2056	5.925	1,640	1,638	1,645
FANNIE MAE 22-33	9/25/2038	5.737	18,439	18,439	17,925
FANNIE MAE 22-43 FB	7/25/2052	5.937	34,462	34,514	33,797
FANNIE MAE 22-66	10/25/2052	5.887	21,862	21,884	21,116
FANNIE MAE 23-36	8/25/2053	6.187	24,503	24,503	24,503
FANNIE MAE 303970	9/1/2024	6.000	—	—	—
FANNIE MAE 4915	6/1/2031	5.590	79	78	79
FANNIE MAE 725558	6/1/2034	5.335	27	27	27
FANNIE MAE 725694	7/1/2034	5.237	57	56	56
FANNIE MAE 725719	7/1/2033	5.426	84	84	84
FANNIE MAE 735034	10/1/2034	5.771	1,097	1,146	1,116
FANNIE MAE 735702	7/1/2035	5.646	734	752	752
FANNIE MAE 794787	10/1/2034	5.795	25	25	25

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE 799733	11/1/2034	5.793	93	94	92
FANNIE MAE 801337	9/1/2034	7.343	626	654	633
FANNIE MAE 801917	10/1/2034	6.070	147	147	146
FANNIE MAE 804561	9/1/2034	6.074	141	141	142
FANNIE MAE 807219	1/1/2035	5.848	260	261	261
FANNIE MAE 809532	2/1/2035	4.152	129	130	132
FANNIE MAE 834552	8/1/2035	6.114	63	63	64
FANNIE MAE 889485	6/1/2036	5.796	888	901	911
FANNIE MAE 922674	4/1/2036	5.253	337	344	347
FANNIE MAE 968438	1/1/2038	5.905	175	183	174
FANNIE MAE 995123	8/1/2037	6.265	25	26	26
FANNIE MAE 995548	9/1/2035	5.494	477	486	487
FANNIE MAE 995604	11/1/2035	5.715	1,023	1,072	1,047
FANNIE MAE 995614	8/1/2037	6.726	117	123	117
FANNIE MAE AB5230	5/1/2027	2.500	1,397	1,407	1,348
FANNIE MAE AD0901	4/1/2040	4.933	703	744	722
FANNIE MAE AE0559	12/1/2034	5.576	1,113	1,160	1,137
FANNIE MAE AE0566	8/1/2035	5.511	900	939	923
FANNIE MAE AF-2016-11	3/25/2046	5.945	2,382	2,376	2,360
FANNIE MAE AF-2016-87	11/25/2046	5.845	3,469	3,465	3,436
FANNIE MAE AF-2016-88	12/25/2046	5.885	2,748	2,748	2,721
FANNIE MAE AF-2018-87	12/25/2048	5.745	9,570	9,527	9,429
FANNIE MAE AF-204620	11/15/2042	5.658	2,806	2,799	2,769
FANNIE MAE AL1037	1/1/2037	5.315	1,043	1,100	1,067
FANNIE MAE AL2269	10/1/2040	5.758	868	920	896
FANNIE MAE AL3935	9/1/2037	5.720	2,432	2,553	2,487
FANNIE MAE AL3961	2/1/2039	4.694	750	788	749
FANNIE MAE AL4100	9/1/2036	5.663	1,670	1,750	1,708
FANNIE MAE AL4110	3/1/2037	5.618	1,341	1,402	1,370
FANNIE MAE AL4114	2/1/2039	5.546	1,171	1,238	1,211
FANNIE MAE AO8746	8/1/2027	2.500	2,741	2,778	2,642
FANNIE MAE ARM 190726	3/1/2033	7.237	15	15	15
FANNIE MAE ARM 249907	2/1/2024	4.750	—	—	—
FANNIE MAE ARM 545786	6/1/2032	5.290	130	130	130
FANNIE MAE ARM 620293	1/1/2032	6.400	21	21	21
FANNIE MAE ARM 651629	8/1/2032	5.935	2	2	2
FANNIE MAE ARM 655646	8/1/2032	5.965	61	61	60
FANNIE MAE ARM 655798	8/1/2032	5.854	143	143	142
FANNIE MAE ARM 661349	9/1/2032	6.270	62	62	62
FANNIE MAE ARM 661744	10/1/2032	6.062	91	91	92
FANNIE MAE ARM 664750	10/1/2032	5.863	51	51	51
FANNIE MAE ARM 670731	11/1/2032	5.540	45	45	44
FANNIE MAE ARM 670779	11/1/2032	5.435	202	202	200
FANNIE MAE ARM 670890	12/1/2032	5.665	66	66	66
FANNIE MAE ARM 670912	12/1/2032	5.665	28	28	27
FANNIE MAE ARM 670947	12/1/2032	5.665	119	119	117
FANNIE MAE ARM 722779	9/1/2033	4.788	47	47	47
FANNIE MAE ARM 733525	8/1/2033	5.750	203	196	205
FANNIE MAE ARM 739194	9/1/2033	5.828	148	148	150
FANNIE MAE ARM 743256	10/1/2033	5.859	49	49	50

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE ARM 743856	11/1/2033	6.226	27	27	27
FANNIE MAE ARM 758873	12/1/2033	5.911	42	42	43
FANNIE MAE AS4507	2/1/2030	3.000	3,381	3,452	3,255
FANNIE MAE AS4878	4/1/2030	3.000	4,377	4,470	4,214
FANNIE MAE BE5622	1/1/2032	2.500	9,627	9,681	9,066
FANNIE MAE BK0933	7/1/2033	3.500	3,362	3,395	3,301
FANNIE MAE BT1939	2/1/2037	2.000	8,309	8,245	7,447
FANNIE MAE CA1265	2/1/2033	3.000	7,669	7,633	7,321
FANNIE MAE CA2283	8/1/2033	3.500	3,634	3,628	3,567
FANNIE MAE DF-2015-38	6/25/2055	5.755	7,585	7,535	7,490
FANNIE MAE DF-2017-16	3/25/2047	5.865	1,727	1,734	1,707
FANNIE MAE F-2019-31	7/25/2049	5.902	17,847	17,838	17,355
FANNIE MAE FA-2013-1	2/25/2043	5.802	3,890	3,903	3,776
FANNIE MAE FA-2015-55	8/25/2055	5.795	3,238	3,225	3,225
FANNIE MAE FA-204624	12/15/2038	5.668	8,554	8,527	8,447
FANNIE MAE FC-2017-51	7/25/2047	5.802	14,664	14,708	14,191
FANNIE MAE FC-2018-73	10/25/2048	5.752	18,588	18,539	17,997
FANNIE MAE FC-2019-76	12/25/2049	5.952	8,976	8,974	8,783
FANNIE MAE FK-2010-123	11/25/2040	5.902	4,284	4,321	4,197
FANNIE MAE FL-2017-4	2/25/2047	5.895	3,832	3,832	3,796
FANNIE MAE FM9247	11/1/2036	2.000	6,531	6,687	5,853
FANNIE MAE FS2940	9/1/2037	4.500	12,304	12,021	12,243
FANNIE MAE FT-2016-84	11/25/2046	5.952	5,716	5,769	5,572
FANNIE MAE GF-204639	3/15/2036	5.157	8,203	8,178	8,104
FANNIE MAE HYBRID ARM 566074	5/1/2031	5.334	134	134	133
FANNIE MAE KF-2015-27	5/25/2045	5.752	4,335	4,324	4,274
FANNIE MAE MA1144	8/1/2027	2.500	1,284	1,302	1,236
FANNIE MAE MA3391	6/1/2033	3.000	4,616	4,576	4,395
FANNIE MAE MA4697	8/1/2042	4.000	17,679	17,716	16,979
FANNIE MAE WF-2016-68	10/25/2046	5.895	1,953	1,955	1,935
FANNIE MAE_15-50	7/25/2045	5.795	7,931	7,921	7,846
FANNIE MAE_15-93	8/25/2045	5.802	1,745	1,741	1,713
FANNIE MAE_16-11	3/25/2046	5.995	3,374	3,376	3,354
FANNIE MAE_17-8	2/25/2047	5.852	27,963	27,963	27,432
FANNIE MAE_22-37	7/25/2052	5.737	38,732	38,699	38,017
FANNIE MAE_22-44	7/25/2052	5.737	15,393	15,367	14,951
FANNIE MAE_23-19	5/25/2053	5.987	58,048	58,048	57,542
FANNIE MAE_CF-2019-33	7/25/2049	5.922	10,538	10,558	10,243
FANNIE MAE_FA-2020-47	7/25/2050	5.852	25,891	25,891	25,096
FANNIE MAE_YF-204979	6/25/2050	5.902	17,762	17,778	17,174
FREDDIE MAC 1H2520	6/1/2035	5.503	996	1,047	1,015
FREDDIE MAC 1N1474	5/1/2037	7.885	28	29	28
FREDDIE MAC 1Q1515	11/1/2038	5.144	4,189	4,405	4,289
FREDDIE MAC 1Q1540	6/1/2040	4.640	1,722	1,831	1,762
FREDDIE MAC 1Q1548	8/1/2038	4.776	1,649	1,728	1,684
FREDDIE MAC 1Q1572	5/1/2038	4.654	3,133	3,291	3,199
FREDDIE MAC 2A-AOT-76	10/25/2037	2.335	3,271	3,323	2,830
FREDDIE MAC 4159 FD	1/15/2043	5.803	2,737	2,746	2,702
FREDDIE MAC 4248	5/15/2041	5.903	4,594	4,601	4,538
FREDDIE MAC 4363 2014 FA	9/15/2041	5.013	1,213	1,215	1,192

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FREDDIE MAC 4448	5/15/2040	5.538	3,012	2,995	2,964
FREDDIE MAC 4981	6/25/2050	5.852	34,506	34,719	33,487
FREDDIE MAC 5258	8/25/2052	5.837	45,220	45,220	44,377
FREDDIE MAC 781884	8/1/2034	6.250	145	146	146
FREDDIE MAC 845733	4/1/2024	4.625	1	1	1
FREDDIE MAC 848416	2/1/2041	4.251	2,170	2,261	2,220
FREDDIE MAC 848530	9/1/2039	5.321	960	1,011	984
FREDDIE MAC 848922	4/1/2037	5.326	1,361	1,439	1,392
FREDDIE MAC 849281	8/1/2037	5.731	1,639	1,734	1,671
FREDDIE MAC AF-204559	3/15/2042	5.718	3,612	3,596	3,571
FREDDIE MAC AF-204615	10/15/2038	5.223	1,797	1,791	1,780
FREDDIE MAC AF-204774	7/15/2042	5.518	3,190	3,185	3,164
FREDDIE MAC ARM 780514	5/1/2033	4.966	53	54	53
FREDDIE MAC ARM 780845	9/1/2033	6.296	37	36	37
FREDDIE MAC ARM 780903	9/1/2033	6.308	35	34	35
FREDDIE MAC F2-20350	9/15/2040	5.003	9,957	9,944	9,728
FREDDIE MAC F4-20328	2/15/2038	4.969	2,126	2,127	2,094
FREDDIE MAC FA-204547	9/15/2040	5.133	2,685	2,680	2,618
FREDDIE MAC FA-204822	5/15/2035	5.703	24,077	24,075	23,637
FREDDIE MAC FA-5362	12/25/2053	6.557	64,220	64,220	64,780
FREDDIE MAC FB-204495	11/15/2038	5.568	4,167	4,146	4,125
FREDDIE MAC FB-5368	12/25/2053	6.787	49,525	49,511	49,868
FREDDIE MAC FB-5369	1/25/2054	6.537	100,000	100,062	100,063
FREDDIE MAC FD-203928	9/15/2041	5.873	11,631	11,711	11,457
FREDDIE MAC FD-204301	7/15/2037	5.853	3,912	3,935	3,859
FREDDIE MAC FD-5359	11/25/2053	6.837	48,835	48,835	50,011
FREDDIE MAC FD-5369	1/25/2054	6.237	50,000	50,000	50,000
FREDDIE MAC FE-5351	10/25/2053	6.537	49,726	49,726	50,686
FREDDIE MAC FL-204523	8/15/2038	5.568	2,867	2,848	2,785
FREDDIE MAC FR Q00885	9/1/2037	4.000	16,303	16,032	16,045
FREDDIE MAC FR SB8216	3/1/2038	4.500	8,787	8,680	8,739
FREDDIE MAC G16485	5/1/2033	3.000	5,560	5,526	5,301
FREDDIE MAC GF-204367	3/15/2037	5.012	5,581	5,570	5,495
FREDDIE MAC J32518	8/1/2030	3.000	3,693	3,779	3,560
FREDDIE MAC KF-204560	7/15/2040	5.768	4,376	4,366	4,287
FREDDIE MAC LF-204475	4/15/2040	5.528	1,006	1,004	971
FREDDIE MAC SB0752	10/1/2037	4.500	12,431	12,181	12,412
FREDDIE MAC SB8155	5/1/2037	3.000	27,639	26,873	26,059
FREDDIE MAC SB8191	10/1/2037	4.500	32,142	31,464	32,002
FREDDIE MAC SB8197	12/1/2037	4.000	30,060	29,490	29,488
FREDDIE MAC STRIP FHS_402	9/25/2053	6.437	33,960	33,955	34,343
FREDDIE MAC WF-204491	8/15/2039	5.538	1,853	1,850	1,824
FREDDIE MAC WF-204681	8/15/2033	5.568	10,945	10,932	10,763
FREDDIE MAC WF-204697	6/15/2038	5.063	7,318	7,314	7,192
FREDDIE MAC WF-204730	8/15/2038	5.568	14,956	14,879	14,692
FREDDIE MAC_22-5278	11/25/2052	6.137	77,924	77,924	75,657

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FREDDIE MAC_4595	10/15/2037	4.676	2,594	2,594	2,568
FREDDIE MAC_5080	3/25/2051	4.500	14,809	14,809	13,681
FREDDIE MAC_JF-204981	6/25/2050	5.852	14,482	14,482	14,132
GINNIE MAE 22-137	8/20/2052	5.788	22,790	22,777	22,219
GINNIE MAE 22-168	9/20/2052	5.838	69,316	69,316	67,179
GINNIE MAE 18-168	12/20/2048	5.872	12,087	12,089	11,740
GINNIE MAE 18-66	5/20/2048	5.722	3,172	3,172	3,095
GINNIE MAE 19-143	11/20/2049	5.922	11,542	11,581	11,257
GINNIE MAE 22-18	1/20/2052	5.538	21,822	21,785	20,688
GINNIE MAE 22-197	11/20/2052	6.038	30,300	30,300	30,042
GINNIE MAE 22-207	12/20/2052	5.858	52,248	52,248	51,581
GINNIE MAE 22-213	12/20/2052	5.858	65,543	65,543	64,843
GINNIE MAE 22-99	6/20/2052	5.888	37,397	37,440	36,195
GINNIE MAE AF-2014-129	10/20/2041	3.582	2,037	2,035	1,961
GINNIE MAE AF-2014-94	11/20/2041	5.907	1,431	1,433	1,363
GINNIE MAE AF-2015-18	2/20/2040	3.659	3,638	3,642	3,537
GINNIE MAE AF-2020-36	3/20/2050	5.922	24,560	24,595	23,898
GINNIE MAE FA-2014-43	3/20/2044	5.872	5,954	5,959	5,827
GINNIE MAE FA-2016-115	8/20/2046	5.872	12,876	12,946	12,535
GINNIE MAE FB-2013-151	2/20/2040	5.822	7,001	7,031	6,870
GINNIE MAE FC-2009-8	2/16/2039	6.373	5,355	5,484	5,408
GINNIE MAE FC-2018-67	5/20/2048	5.772	4,072	4,075	3,931
GINNIE MAE II 082431	12/20/2039	2.750	1,354	1,403	1,340
GINNIE MAE II 082464	1/20/2040	3.625	492	526	493
GINNIE MAE II 082497	3/20/2040	3.625	965	1,019	975
GINNIE MAE II 082573	7/20/2040	3.625	1,412	1,458	1,403
GINNIE MAE II 082581	7/20/2040	3.625	1,824	1,945	1,813
GINNIE MAE II 082602	8/20/2040	3.625	3,301	3,523	3,295
GINNIE MAE II 082710	1/20/2041	3.625	976	1,012	988
GINNIE MAE II 082794	4/20/2041	3.875	1,728	1,835	1,728
GINNIE MAE II ARM 8638	6/20/2025	3.875	7	7	7
GINNIE MAE LF-2015-82	4/20/2041	3.515	2,199	2,199	2,123
GINNIE MAE MF-2016-108	8/20/2046	5.757	484	482	466
GINNIE MAE_22-197	11/20/2052	6.038	69,713	69,595	69,586
GINNIE MAE_23-111	8/20/2053	6.138	48,837	48,866	48,837
GINNIE MAE_23-115	8/20/2053	6.238	32,592	32,592	32,732
GINNIE MAE_23-115	6/20/2053	6.338	75,484	75,484	76,089
GINNIE MAE_23-136	9/20/2053	6.338	49,658	49,658	50,078
GINNIE MAE_23-149	9/20/2063	6.388	50,785	50,785	51,186
GINNIE MAE_23-151	10/20/2053	6.388	54,777	54,777	55,213
GINNIE MAE_23-152	10/20/2053	6.588	49,889	49,889	50,664
GINNIE MAE_23-184	12/20/2053	5.838	50,285	49,437	49,496
GINNIE MAE_23-19	2/20/2053	5.988	94,056	94,054	93,392
GINNIE MAE_23-20	2/20/2053	5.838	38,227	38,167	37,786
GINNIE MAE_23-20	2/20/2053	5.838	109,878	109,862	108,633

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

GINNIE MAE_23-21	2/20/2053	5.988	13,399	13,399	13,305
GINNIE MAE_23-54	4/20/2053	5.938	44,167	44,167	43,891
GINNIE MAE_23-56	4/20/2053	5.938	43,941	43,941	43,709
GINNIE MAE_23-68	5/20/2053	5.888	97,579	97,607	96,620
GINNIE MAE_23-7	1/20/2053	5.938	89,552	89,595	88,862
GINNIE MAE_23-7	1/20/2053	5.938	54,523	54,565	54,183
GINNIE MAE_23-82	6/20/2053	6.088	50,839	50,839	50,652
GINNIE MAE_23-83	6/20/2053	6.238	87,128	85,695	86,574
TOTAL AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				3,080,969	3,049,633

NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES
A&D MTG TR ADMT_23-NQM4	9/25/2068	7.472	49,200	49,185	50,323
APS RESECURITIZATION TRUST APS_16-3	11/27/2066	7.720	3,735	3,730	5,588
APS RESECURITIZATION TRUST APS_16-3	11/27/2046	7.720	3,667	3,661	5,438
A&D MTG TR ADMT_23-NQM3	7/25/2068	6.733	14,476	14,470	14,562
A&D MTG TR ADMT_23-NQM5	11/25/2068	7.049	39,695	39,694	40,322
ADJUSTABLE RATE MORTGAGE TRUST ARMT_04-2	2/25/2035	5.517	45	45	44
ANGEL OAK MORTGAGE TRUST AOMT_22-1	12/25/2066	2.881	25,934	25,927	23,145
ANGEL OAK MORTGAGE TRUST AOMT_20-5	5/25/2065	1.373	3,998	3,996	3,598
ANGEL OAK MORTGAGE TRUST AOMT_20-2	1/26/2065	2.531	1,494	1,507	1,362
ANGEL OAK MORTGAGE TRUST AOMT_20-3	4/25/2065	1.691	3,727	3,725	3,436
ANGEL OAK MORTGAGE TRUST AOMT_21-8	11/25/2066	1.820	10,360	10,358	8,748
ARROYO MORTGAGE TRUST ARRW_19-1	1/25/2049	3.805	4,845	4,839	4,554
ARROYO MORTGAGE TRUST ARRW_19-3	10/25/2048	2.962	3,283	3,280	2,975
BANK OF AMERICA MORTGAGE SECURITIES BOAMS_04-E	6/25/2034	4.999	571	568	542
BRAVO RESIDENTIAL FUNDING TRUST BRAVO_20-RPL1	5/26/2059	2.500	9,240	9,328	8,812
BRAVO RESIDENTIAL FUNDING TRUST BRAVO_22-NQM1	9/25/2061	3.626	18,045	18,025	16,960
BUNKER HILL LOAN DEPOSITARY TRUST BHLD_19-2	7/25/2049	2.879	5,011	5,007	4,760
BUNKER HILL LOAN DEPOSITARY TRUST BHLD_19-3	11/25/2059	3.724	1,676	1,674	1,631
CHNGE MORTGAGE TRUST CHNGE_23-1	3/25/2058	7.065	18,884	18,854	19,165
CREDIT SUISSE MORTGAGE TRUST CSMC_19-AFC1	7/25/2049	2.573	5,932	5,927	5,524
COLT MORTGAGE LOAN TRUST COLT_23-2	7/25/2068	6.596	23,696	23,680	23,976
CREDIT SUISSE MORTGAGE TRUST CSMC_17-FHA1	4/25/2047	3.250	8,875	8,940	7,987
CREDIT SUISSE MORTGAGE TRUST CSMC_17-RPL3	8/1/2057	4.000	15,349	15,781	14,255
CREDIT SUISSE MORTGAGE TRUST CSMC_19-NQM1	10/25/2059	3.656	906	904	880
COLT FUNDING LLC COLT_20-2R	10/26/2065	1.325	5,423	5,421	4,807
COLT FUNDING LLC COLT_21-6	12/25/2066	1.907	18,783	18,779	16,146
CREDIT SUISSE MORTGAGE TRUST CSMC_21-NQM8	10/25/2066	1.841	23,177	23,174	19,846
CREDIT SUISSE MORTGAGE TRUST CSMC_22-ATH1	1/25/2067	2.870	13,344	13,339	12,224
CREDIT SUISSE MORTGAGE TRUST CSMC_22-ATH2	5/25/2067	4.547	17,439	17,435	16,770
COUNTRYWIDE HOME LOANS CWHL_03-46	1/19/2034	5.560	680	687	636
CENTEX HOME EQUITY CXHE_03-A	12/25/2031	4.250	115	115	115
CHASE MORTGAGE FINANCE CORPORATION CHASE_07-A1	2/25/2037	5.342	711	705	688
CHNGE MORTGAGE TRUST CHNGE_23-2	6/25/2058	6.525	42,622	42,582	42,895
CHNGE MORTGAGE TRUST CHNGE_23-3	7/25/2058	7.100	22,845	22,822	23,231
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_15-RP2 15-PS1	9/25/2042	3.750	1,096	1,103	1,027
COLT MORTGAGE LOAN TRUST COLT_22-2	2/25/2067	2.994	12,506	12,504	11,272
COLT MORTGAGE LOAN TRUST COLT_22-1	12/27/2066	2.284	19,752	19,746	17,552

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CS FIRST BOSTON MORTGAGE SECURITIES CORP. CSFB_04-AR3	4/25/2034	4.858	114	115	106
CROSS MORTGAGE TRUST CROSS_23-H2	11/25/2068	7.135	49,407	49,392	50,327
CREDIT SUISSE MORTGAGE TRUST CSMC_17-RPL1	7/25/2057	2.750	5,982	5,973	5,707
DEEPHAVEN RESIDENTIAL MORTGAGE TRUST DRMT_22-1	1/25/2067	2.205	19,413	19,402	17,015
ELLINGTON FINANCIAL MORTGAGE TRUST EFMT_22-1	1/25/2067	2.206	20,338	20,333	17,195
ELLINGTON FINANCIAL MORTGAGE TRUST EFMT_19-2	11/25/2059	2.739	4,056	4,052	3,798
FIRST HORIZON ALTERNATIVE MORTGAGE SECURITIES 04-AA4	10/25/2034	6.228	126	127	123
GCAT_19-NQM3	11/25/2059	3.686	3,414	3,410	3,215
GCAT_22-HX1	12/27/2066	2.885	16,489	16,485	14,688
GMAC MORTGAGE CORPORATION LOAN TRUST GMACM_04-AR2	8/19/2034	4.623	142	142	126
GMAC MORTGAGE CORPORATION LOAN TRUST GMACM_04-AR2	8/19/2034	4.019	105	105	94
GSR MORTGAGE LOAN TRUST GSR_05-AR1	1/25/2035	6.069	475	477	447
GS MORTGAGE SECURITIES TRUST GSMBS_18-RPL1	10/25/2057	3.750	4,586	4,550	4,424
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-1	4/19/2034	5.761	92	92	87
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-4	6/19/2034	6.207	27	27	25
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-6	8/19/2034	5.170	67	67	63
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-7	11/19/2034	4.844	177	176	163
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-10	1/19/2035	4.862	109	109	101
HOMES_23-NQM2	2/25/2068	6.456	48,819	48,804	49,298
IMPERIAL FUND MORTGAGE TRUST IMPRL_21-NQM4	1/25/2057	2.091	24,970	24,965	21,052
IMPERIAL FUND MORTGAGE TRUST IMPRL_23-NQM1	2/25/2068	5.941	21,392	21,371	21,306
MFA TRUST MFRA_20-NQM3	1/26/2065	1.014	2,035	2,034	1,826
MFA TRUST MFRA_23-NQM4	12/25/2068	6.105	25,000	25,000	25,088
MELLO MORTGAGE CAPITAL ACCEPTANCE MELLO_21-INV3	10/25/2051	2.500	21,310	21,591	17,444
MERRILL LYNCH MORTGAGE INVESTORS TRUST MLMI_03-A5	8/25/2033	5.457	187	187	176
MERRILL LYNCH MORTGAGE INVESTORS TRUST MLCC_04-1	12/25/2034	4.757	78	78	72
MERRILL LYNCH MORTGAGE INVESTORS INC MLMI_05-A1	12/25/2034	5.847	94	94	91
MERRILL LYNCH MORTGAGE INVESTORS INC MLMI_05-A2	2/25/2035	4.340	352	352	329
METLIFE SECURITIZATION TRUST MST_17-1A	4/25/2055	3.000	5,003	5,023	4,680
METLIFE SECURITIZATION TRUST MST_18-1A	3/25/2057	3.750	5,159	5,160	4,908
MILL CITY MORTGAGE TRUST MCMLT_17-2	7/25/2059	2.750	178	178	177
MILL CITY MORTGAGE LOAN TRUST MCMLT_17-3	1/25/2061	2.750	2,611	2,609	2,550
MILL CITY MORTGAGE TRUST MCMLT_18-3	8/25/2058	3.482	2,188	2,210	2,099
MILL CITY MORTGAGE TRUST MCMLT_19-1	10/25/2069	3.250	3,827	3,847	3,665
MILL CITY MORTGAGE TRUST MCMLT_19-GS1	7/25/2059	2.750	4,934	4,939	4,695
MORGAN STANLEY MORTGAGE LOAN TRUST MSM_04-10AR	11/25/2034	5.264	194	195	180
MORGAN STANLEY MORTGAGE LOAN TRUST MSM_04-10AR	11/25/2034	5.947	57	58	54
NATIONSTAR MORTGAGE LOAN TRUST NSMLT_13-A	12/25/2052	3.750	505	512	470
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_19-NQM4	9/25/2059	2.492	1,254	1,253	1,157
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_17-3A	4/25/2057	4.000	7,454	7,639	7,050
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_14-3A	11/25/2054	3.750	1,249	1,269	1,171
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_16-1A	3/25/2056	3.750	3,490	3,583	3,297
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_16-2A	11/26/2035	3.750	2,398	2,443	2,264
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_16-3A	9/25/2056	3.750	6,661	6,847	6,284
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_17-1A	2/25/2057	4.000	5,748	5,862	5,443

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_17-2A	3/25/2057	4.000	7,054	7,237	6,672
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_16-4A	11/25/2056	3.750	7,351	7,548	6,890
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_17-6A	8/27/2057	4.000	5,429	5,543	5,170
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_19-RPL3	7/25/2059	2.750	7,522	7,660	7,077
OBX TRUST OBX_21-INV1	9/25/2051	2.500	19,939	20,174	16,297
OBX TRUST OBX_23-NQM8	9/25/2063	7.045	29,244	29,235	29,786
OBX TRUST OBX_23-NQM10	10/25/2063	6.465	20,624	20,623	20,812
OCEANVIEW MORTGAGE LOAN TRUST OVMLT_20-1	5/28/2050	1.733	2,236	2,234	2,027
PRKCM TRUST PRKCM_23-AFC4	11/25/2058	7.225	24,568	24,557	25,089
PRPM LLC PRPM_23-NQM3	11/25/2068	6.221	22,500	22,500	22,560
PRKCM TRUST PRKCM_23-AFC2	6/25/2058	6.482	45,288	45,244	45,942
RUN_22-NQM1	3/25/2067	4.000	8,628	8,567	8,196
RESIDENTIAL MORTGAGE LOAN TRUST RMLT_19-2	5/25/2059	2.913	492	491	487
RESIDENTIAL MORTGAGE LOAN TRUST RMLT_19-3	9/25/2059	2.633	1,369	1,367	1,331
STARWOOD MORTGAGE RESIDENTIAL TRUST STAR_20-3	4/25/2065	1.486	1,712	1,711	1,590
STARWOOD MORTGAGE RESIDENTIAL TRUST STAR_22-1	12/25/2066	2.447	23,994	23,986	20,680
STRUCTURED ASSET INVESTMENT LOAN TRUST SAIL_03-BC5	6/25/2033	6.145	455	445	455
SASC_03-24A	7/25/2033	7.718	165	168	156
TOWD POINT MORTGAGE TRUST TPMT_17-3	7/25/2057	2.750	1,494	1,492	1,463
TOWD POINT MORTGAGE TRUST TPMT_17-4	6/25/2057	2.750	4,238	4,242	4,045
TOWD POINT MORTGAGE TRUST TPMT_19-HY1	10/25/2048	6.470	1,813	1,817	1,827
UNITED WHOLESALE MORTGAGE LLC UWM _21-INV2	9/25/2051	2.500	21,156	21,487	17,318
VERUS SECURITIZATION TRUST VERUS_19-4	11/25/2059	3.642	1,520	1,518	1,466
VERUS SECURITIZATION TRUST VERUS_19-INV3	11/25/2059	2.692	2,930	2,927	2,818
VERUS SECURITIZATION TRUST VERUS_21-R1	10/25/2063	0.820	5,103	5,101	4,696
VERUS SECURITIZATION TRUST VERUS_21-7	10/25/2066	1.829	14,851	14,848	12,788
VERUS SECURITIZATION TRUST VERUS_22-1	1/25/2067	2.724	16,694	16,690	14,983
VERUS SECURITIZATION TRUST VERUS_23-4	5/25/2068	5.811	26,562	26,543	26,477
VERUS SECURITIZATION TRUST VERUS_23-8	12/25/2068	6.259	25,700	25,700	25,871
VISIO_19-2	11/25/2054	2.722	8,602	8,567	8,100
WAMU MORTGAGE PASS-THROUGH CERTIFICATES 03-AR6	6/25/2033	5.346	232	231	218
WAMU MORTGAGE PASS-THROUGH CERTIFICATES 05-AR4	4/25/2035	3.907	987	983	891
WAMU MORTGAGE PASS-THROUGH CERTIFICATES 04-AR10	7/25/2044	5.551	169	169	156
WAMU MORTGAGE PASS-THROUGH CERTIFICATES 05-AR3	3/25/2035	4.080	357	358	332
WELLS FARGO MORTGAGE BACKED SECURITIES TRUST 04-K	7/25/2034	5.737	253	259	255
TOTAL NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				1,136,876	1,085,247
TOTAL RESIDENTIAL MORTGAGE BACKED SECURITIES				4,217,845	4,134,880

ASSET BACKED SECURITIES
321 HENDERSON RECEIVABLES LLC HENDR_10-3A	12/15/2048	3.820	276	276	274
ACHV ABS TRUST ACHV_23-4CP	11/25/2030	6.810	10,139	10,139	10,146
AFFIRM ASSET SECURITIZATION TRUST AFFRM_22-A	5/17/2027	4.300	18,000	17,859	17,724
AFFIRM ASSET SECURITIZATION TRUST AFFRM_23-B	9/15/2028	6.820	45,000	45,192	45,744
AFFIRM ASSET SECURITIZATION TRUST AFFRM_23-X1	11/15/2028	7.110	38,000	38,000	38,108
ALLY AUTO RECEIVABLES TRUST ALLYA_22-3	6/16/2025	5.290	9,743	9,743	9,737
ALLY AUTO RECEIVABLES TRUST ALLYA_22-3	4/15/2027	5.070	16,800	16,799	16,781

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

AMERICAN CREDIT ACCEPTANCE RECEIVABLES TRUST 22-4	5/13/2026	6.200	2,784	2,784	2,784
AMERICAN CREDIT ACCEPTANCE RECEIVABLES TRUST 23-2	10/13/2026	5.890	15,367	15,367	15,367
AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 22-2	12/18/2025	4.200	8,421	8,420	8,394
APIDOS CLO APID_15-20A	7/16/2031	6.755	19,863	19,863	19,863
APIDOS CLO APID_20-33A	10/24/2034	6.810	22,000	22,000	21,999
BAIN CAPITAL CREDIT CLO BCC_20-5A	1/20/2032	6.897	40,000	40,000	39,998
BALLYROCK LTD BALLY_18-1A	4/20/2031	6.677	33,857	33,857	33,831
BARINGS CLO LTD BABSN_23-1	4/20/2036	7.166	40,000	40,000	40,018
BRAZOS HIGHER EDUCATION AUTHORITY INC BRHEA_10-1	2/25/2035	6.641	13,177	13,107	13,214
BROAD RIVER BSL FUNDING CLO BDRVR_20-1	7/20/2034	6.847	16,000	16,000	15,968
CARLYLE GLOBAL MARKET STRATEGIES CGMS_13-4A	1/15/2031	6.655	18,179	18,179	18,174
CARLYLE GLOBAL MARKET STRATEGIES CGMS_13-3A	10/15/2030	6.755	9,974	9,980	9,974
CARLYLE GLOBAL MARKET STRATEGIES CGMS_14-1A	4/17/2031	6.634	28,553	27,965	28,552
CARMAX AUTO OWNER TRUST CARMX_22-4	12/15/2025	6.238	16,512	16,512	16,524
CARMAX AUTO OWNER TRUST CARMX_23-2	6/15/2026	5.500	31,175	31,174	31,158
CARVANA AUTO RECEIVABLES TRUST CRVNA_23-N4	1/10/2028	6.420	42,476	42,475	42,623
CARVANA AUTO RECEIVABLES TRUST CRVNA_23-P3	11/10/2026	6.090	3,000	3,000	3,003
CIFC FUNDING LTD CIFC_17-1A	4/23/2029	6.684	8,059	7,998	8,058
CITIZENS AUTO RECEIVABLES TRUST CITZN_23-2	10/15/2026	6.090	39,000	38,998	39,140
CITIZENS AUTO RECEIVABLES TRUST CITZN_23-2	10/15/2026	6.068	11,500	11,500	11,500
CNH EQUIPMENT TRUST CNH_23-A	9/15/2026	5.340	32,000	31,999	31,932
COLLEGE LOAN CORPORATION TRUST COLLE_02-2	3/1/2042	3.586	10,000	8,361	9,623
CRB SECURITIZATION TRUST CRB_23-1	10/20/2033	6.960	23,345	23,343	23,612
DLLAA LLC DLLAA_23-1	7/20/2026	5.930	20,000	20,000	20,080
DRYDEN SENIOR LOAN FUND DRSLF_18-55A	4/15/2031	6.675	11,597	11,597	11,587
DT AUTO OWNER TRUST DTAOT_22-3	10/15/2026	6.050	16,128	16,128	16,135
DT AUTO OWNER TRUST DTAOT_23-2	4/15/2027	5.880	24,781	24,781	24,776
DT AUTO OWNER TRUST DTAOT_23-3	8/16/2027	6.290	27,380	27,380	27,539
EDUCATIONAL SERVICES OF AMERICA INC EDUSA_12-2	4/25/2039	6.182	809	808	807
EDUCATIONAL SERVICES OF AMERICA INC EDUSA_14-1	2/25/2039	6.152	3,328	3,298	3,302
EDUCATIONAL SERVICES OF AMERICA INC EDUSA_14-3	2/25/2036	6.052	297	293	293
ELMWOOD CLO 21 LTD ELM21_23-8A	10/20/2036	7.048	50,000	50,000	50,038
ENT AUTO RECEIVABLES TRUST ENT_23-1	8/16/2027	6.220	17,600	17,599	17,660
ENTERPRISE FLEET FINANCING LLC EFF_21-2	5/20/2027	0.480	18,082	17,686	17,694
EXETER AUTOMOBILE RECEIVABLES TRUST EART_22-6	11/17/2025	5.730	1,544	1,544	1,544
EXETER AUTOMOBILE RECEIVABLES TRUST EART_22-6	8/17/2026	5.700	10,000	10,000	9,996
EXETER AUTOMOBILE RECEIVABLES TRUST EART_23-1	6/16/2025	5.610	2,666	2,666	2,666
EXETER AUTOMOBILE RECEIVABLES TRUST EART_23-1	4/15/2026	5.580	6,000	6,000	5,991
EXETER AUTOMOBILE RECEIVABLES TRUST EART_23-2	11/17/2025	5.870	5,174	5,174	5,173
EXETER AUTOMOBILE RECEIVABLES TRUST EART_23-2	8/17/2026	5.600	14,000	14,000	13,982
EXETER AUTOMOBILE RECEIVABLES TRUST EART_23-4	12/15/2025	6.070	8,025	8,025	8,028
EXETER AUTOMOBILE RECEIVABLES TRUST EART_23-4	9/15/2026	6.060	8,800	8,800	8,810
FLAGSHIP CREDIT AUTO TRUST FCAT_22-4	9/15/2026	6.150	25,566	25,565	25,587
FLAGSHIP CREDIT AUTO TRUST FCAT_23-1	12/15/2026	5.380	32,054	32,053	31,988
FLAGSHIP CREDIT AUTO TRUST FCAT_23-2	4/15/2027	5.760	39,602	39,601	39,557

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FLAGSHIP CREDIT AUTO TRUST FCAT_23-3	7/15/2027	5.890	10,000	10,000	10,039
FORD CREDIT AUTO OWNER TRUST FORDO_22-D	8/15/2025	5.370	4,117	4,117	4,118
FORD CREDIT AUTO OWNER TRUST FORDO_22-D	8/15/2025	6.098	8,647	8,647	8,655
FORD CREDIT AUTO OWNER TRUST FORDR_18-1	7/15/2031	3.190	50,613	49,162	49,567
FORD CREDIT AUTO OWNER TRUST FORDR_19-1	7/15/2030	3.520	15,553	15,372	15,546
FORD CREDIT AUTO OWNER TRUST FORDR_20-1	8/15/2031	2.040	71,698	68,484	69,304
FOURSIGHT CAPITAL AUTOMOBILE RECEIVABLES TRUST 23-1	10/15/2026	5.430	8,865	8,865	8,847
FOURSIGHT CAPITAL AUTOMOBILE RECEIVABLES TRUST 23-1	12/15/2027	5.390	13,000	12,999	12,964
FOURSIGHT CAPITAL AUTOMOBILE RECEIVABLES TRUST 23-2	5/15/2028	5.990	14,800	14,799	14,887
GECU AUTO RECEIVABLES TRUST GECU_23-1	3/15/2027	5.950	8,200	8,200	8,199
GLS AUTO RECEIVABLES TRUST GCAR_22-3	5/15/2026	4.590	9,499	9,499	9,464
GLS AUTO RECEIVABLES TRUST GCAR_23-2	1/15/2027	5.700	27,415	27,414	27,345
GLS AUTO RECEIVABLES TRUST GCAR_23-3A	3/15/2027	6.040	15,000	15,000	15,040
GLS AUTO SELECT RECEIVABLES TRUST GSAR_23-2	6/15/2028	6.370	20,750	20,749	20,910
GM FINANCIAL AUTOMOBILE LEASING TRUST GMALT_23-1	6/20/2025	5.270	10,606	10,605	10,603
GM FINANCIAL AUTOMOBILE LEASING TRUST GMALT_23-1	6/20/2025	5.888	10,606	10,606	10,609
GM FINANCIAL AUTOMOBILE LEASING TRUST GMALT_23-1	4/20/2026	5.160	71,885	71,791	71,856
GM FINANCIAL AUTOMOBILE LEASING TRUST GMALT_23-2	10/20/2025	6.158	17,260	17,260	17,275
GM FINANCIAL CONSUMER AUTOMOBILE RECEIVABLES TRUST 22-4	11/17/2025	4.600	7,061	7,061	7,040
GM FINANCIAL CONSUMER AUTOMOBILE RECEIVABLES TRUST 22-4	11/17/2025	5.988	14,122	14,122	14,133
GM FINANCIAL CONSUMER AUTOMOBILE RECEIVABLES TRUST 23-1	3/16/2026	5.190	15,189	15,188	15,156
GM FINANCIAL CONSUMER AUTOMOBILE RECEIVABLES TRUST 23-1	3/16/2026	5.958	15,014	15,014	15,035
GOLDENTREE LOAN MANAGEMENT US CLO 1 LTD GLM_21-9A	1/20/2033	6.747	20,000	19,906	19,980
GOLDENTREE LOAN MANAGEMENT US CLO1 GLM_23-17	7/20/2036	7.166	50,000	50,000	50,107
GOLDENTREE LOAN MANAGEMENT US CLO1 LTD GLM_20-7	4/20/2034	6.747	16,750	16,750	16,687
GTE AUTO RECEIVABLES TRUST GTE_23-1	8/17/2026	5.650	32,778	32,777	32,705
HARLEY-DAVIDSON MOTORCYCLE TRUST HDMOT_23-A	6/15/2026	5.320	10,696	10,696	10,684
HARLEY-DAVIDSON MOTORCYCLE TRUST HDMOT_23-A	6/15/2026	5.868	7,019	7,019	7,015
HYUNDAI AUTO LEASE SECURITIZATION TRUST HALST_23-A	1/15/2026	5.050	51,765	51,599	51,630
LAD AUTO RECEIVABLES TRUST LADAR_23-1A	10/15/2026	5.680	25,502	25,501	25,462
MADISON PARK FUNDING LTD MDPK_21-48A	4/19/2033	6.808	50,000	49,974	50,000
MAGNETITE CLO LIMITED MAGNE_20-26	7/25/2034	6.760	25,000	25,000	25,000
MAGNETITE CLO LTD MAGNE_12-7A	1/15/2028	6.455	7,150	7,083	7,133
MARLETTE FUNDING TRUST MFT_22-3	11/15/2032	5.180	8,343	8,343	8,319
MARLETTE FUNDING TRUST MFT_23-1	4/15/2033	6.070	10,643	10,643	10,634
MARLETTE FUNDING TRUST MFT_23-2	6/15/2033	6.040	26,447	26,447	26,384
MARLETTE FUNDING TRUST MFT_23-4	12/15/2033	7.130	26,025	26,023	26,259
MERCEDES-BENZ AUTO RECEIVABLES TRUST MBART_22-1	10/15/2025	5.260	12,608	12,607	12,596
MISSISSIPPI HIGHER EDUCATION ASSISTANCE CORP 14-1	10/25/2035	6.132	2,371	2,339	2,331
NAVIENT STUDENT LOAN TRUST NAVSL_18-DA	12/15/2059	6.276	4,872	4,861	4,812
OAKC_21-8A	1/18/2034	6.847	30,000	30,000	30,000
OCCU AUTO RECEIVABLES TRUST OCCU_23-1	4/15/2027	6.230	38,000	37,997	38,217
ODART_19-1A	9/14/2027	3.630	31,940	31,096	31,240

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

ONEMAIN DIRECT AUTO RECEIVABLES TRUST ODART_21-1A	7/14/2028	0.870	26,401	25,427	25,340
ONEMAIN FINANCIAL ISSUANCE TRUST OMFIT_22-2	10/14/2034	4.890	14,212	14,140	14,013
OZLM LTD OZLM_17-21A	1/20/2031	6.827	12,837	12,844	12,837
PAGAYA AI DEBT SELECTION TRUST PAID_22-5	6/17/2030	8.096	12,832	12,832	13,008
PAGAYA AI DEBT SELECTION TRUST PAID_23-1	7/15/2030	7.556	17,603	17,603	17,685
PAGAYA AI DEBT SELECTION TRUST PAID_23-3	12/16/2030	7.600	14,016	14,016	14,092
PAGAYA AI DEBT SELECTION TRUST PAID_23-6	6/16/2031	7.128	33,289	33,289	33,359
PAGAYA AI DEBT SELECTION TRUST PAID_23-7	7/15/2031	7.340	50,000	50,000	50,174
RACE POINT CLO LTD RACEP_13-8A	2/20/2030	6.669	10,354	10,354	10,353
REACH FINANCIAL LLC REACH_22-2	5/15/2030	6.630	4,178	4,178	4,180
REACH FINANCIAL LLC REACH_23-1	2/18/2031	7.050	11,465	11,465	11,517
RESEARCH-DRIVEN PAGAYA MOTOR ASSET TRUST RPM_23-4	3/25/2032	7.540	20,000	19,999	20,071
RR LTD RRAM_21-19A	10/15/2035	6.795	15,000	15,000	14,989
RR LTD RRAM_23-26	4/15/2038	7.165	50,000	50,000	50,041
SANTANDER DRIVE AUTO RECEIVABLES TRUST SDART_22-7	1/15/2026	5.810	11,616	11,615	11,614
SANTANDER DRIVE AUTO RECEIVABLES TRUST SDART_23-2	3/16/2026	5.870	12,831	12,831	12,833
SANTANDER DRIVE AUTO RECEIVABLES TRUST SDART_23-2	7/15/2027	5.210	25,000	24,999	24,950
SANTANDER DRIVE AUTO RECEIVABLES TRUST SDART_23-6	5/17/2027	6.080	32,000	32,000	32,110
SANTANDER REVOLVING AUTO LOAN TRUST SREV_19-A	1/26/2032	2.510	24,973	24,096	24,328
SLC STUDENT LOAN TRUST SLCLT_08-1	12/15/2032	7.213	1,628	1,635	1,641
SLM STUDENT LOAN TRUST SLMA_06-2	1/25/2041	5.611	9,592	9,194	9,251
SLM STUDENT LOAN TRUST SLMA_12-3	12/27/2038	6.102	3,720	3,743	3,662
SMB PRIVATE EDUCATION LOAN TRUST SMB_17-B	10/15/2035	2.820	2,530	2,530	2,441
SMB PRIVATE EDUCATION LOAN TRUST SMB_21-A	1/15/2053	6.206	13,008	12,703	12,784
SOFI CONSUMER LOAN PROGRAM LLC SCLP_22-1S	4/15/2031	6.210	4,842	4,842	4,843
SOFI CONSUMER LOAN PROGRAM LLC SCLP_23-1S	5/15/2031	5.810	9,368	9,368	9,353
SPACE COAST CREDIT UNION SCCU_23-1	6/15/2027	5.850	27,000	26,999	27,064
THEOREM FUNDING TRUST THRM_22-2	12/15/2028	6.060	9,590	9,590	9,538
THEOREM FUNDING TRUST THRM_22-3	4/15/2029	7.600	11,824	11,805	11,907
TOYOTA AUTO LOAN EXTENDED NOTE TRUST TALNT_19-1A	11/25/2031	2.560	21,725	21,170	21,456
TOYOTA LEASE OWNER TRUST TLOT_23-A	8/20/2025	5.300	11,680	11,680	11,657
UPSTART SECURITIZATION TRUST UPST_22-2	5/20/2032	4.370	3,659	3,655	3,642
UPSTART SECURITIZATION TRUST UPST_23-3	10/20/2033	6.900	23,991	23,892	24,070
VERIZON MASTER TRUST VZMT_22-7	11/22/2027	5.230	10,000	9,999	10,008
VERIZON MASTER TRUST VZMT_22-7	11/22/2027	6.188	35,750	35,750	35,832
VSTRONG AUTO RECEIVABLES TRUST VSTRG_23-A	2/15/2027	6.630	20,000	19,999	20,046
WESTLAKE AUTOMOBILE RECEIVABLES TRUST WLAKE_22-3A	7/15/2025	5.240	12,592	12,592	12,584
WESTLAKE AUTOMOBILE RECEIVABLES TRUST WLAKE_23-1	2/16/2027	5.890	22,500	22,499	22,611
WESTLAKE AUTOMOBILE RECEIVABLES TRUST WLAKE_23-1	6/15/2026	5.510	31,392	31,390	31,353
WESTLAKE AUTOMOBILE RECEIVABLES TRUST WLAKE_23-1	6/15/2026	6.188	29,722	29,722	29,730
WESTLAKE AUTOMOBILE RECEIVABLES TRUST WLAKE_23-3	10/15/2026	5.960	8,300	8,300	8,331
WORLD OMNI AUTO RECEIVABLE TRUST WOART_22-D	3/16/2026	6.188	13,539	13,539	13,548

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WORLD OMNI AUTO RECEIVABLES TRUST WOART_23-B	11/16/2026	5.250	21,454	21,453	21,425
TOTAL ASSET BACKED SECURITIES				2,640,240	2,647,114

COMMERCIAL MORTGAGE BACKED SECURITIES
AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES
FREDDIE MAC AL-20KF88	9/25/2030	5.775	8,512	8,512	8,425
FREDDIE MAC AL-20KF90	9/25/2030	5.775	9,207	9,207	9,127
FREMF MORTGAGE TRUST AS-20KF97	12/25/2030	5.581	6,292	6,292	6,185
FREDDIE MAC AL-20K98	12/25/2030	5.615	15,297	15,297	15,211
FREDDIE MAC A-20KF50	7/25/2028	5.852	1,780	1,781	1,775
FREDDIE MAC AFLW-20KL3W	8/25/2025	5.902	14,354	14,362	14,368
FREDDIE MAC A-20KF52	9/25/2028	5.865	2,733	2,733	2,725
FREDDIE MAC A-20KF53	10/25/2025	5.824	7,293	7,293	7,280
FREDDIE MAC A-20KF54	11/25/2028	5.932	16,961	16,962	16,932
FREDDIE MAC A10-20KS10	10/25/2028	6.062	13,528	13,532	13,480
FREDDIE MAC A-20KF55	11/25/2025	5.962	22,522	22,534	22,479
FREDDIE MAC A-20K56	11/25/2028	6.012	7,156	7,215	7,142
FREDDIE MAC A-20KF57	12/25/2028	5.992	7,958	7,958	7,942
FREDDIE MAC A-20KF58	1/25/2026	5.952	21,219	21,237	21,206
FREDDIE MAC A-20KF59	2/25/2029	5.992	10,084	10,084	9,983
FREDDIE MAC A-20KF60	2/25/2026	5.942	13,888	13,900	13,885
FREDDIE MAC A-20KF61	3/25/2029	5.982	10,122	10,136	10,112
FREDDIE MAC KF67	8/25/2029	5.972	16,232	16,065	16,216
FREDDIE MAC KF73	11/25/2029	6.052	20,501	20,521	20,535
FREDDIE MAC KF74	1/25/2027	5.885	6,830	6,836	6,806
FREDDIE MAC KF76	1/25/2030	5.965	3,029	2,988	3,029
FREDDIE MAC KF77	2/25/2027	6.152	16,352	16,331	16,374
FREDDIE MAC KF77	2/25/2027	6.237	11,663	11,670	11,752
FREDDIE MAC KF78	3/25/2030	6.337	11,096	11,111	11,253
FREDDIE MAC AS-20KF84	7/25/2030	5.651	6,224	6,224	6,168
FREDDIE MAC AFL-2020-KXO	3/25/2030	5.775	8,226	8,226	8,158
FREDDIE MAC_KF85	8/25/2030	5.745	2,612	2,612	2,605
FREDDIE MAC AL-20KF86	8/25/2027	5.735	2,486	2,486	2,460
FREDDIE MAC CERTS KF105	2/25/2031	5.587	16,748	16,774	16,460
FREDDIE MAC K-F120	8/25/2031	5.537	55,804	53,974	54,717
FREDDIE MAC KF128	12/25/2031	5.567	4,493	4,493	4,430
FREDDIE MAC KF129	1/25/2029	5.581	12,122	12,122	11,936
FREDDIE MAC KF139	6/25/2032	5.877	44,526	43,792	44,276
FREDDIE MAC KF145	9/25/2032	6.237	112,793	112,802	113,199
FREDDIE MAC KF146	10/25/2032	6.217	77,258	77,258	77,426
FREDDIE MAC KF147	11/25/2032	6.217	116,500	116,504	118,067
FREDDIE MAC KF148	11/25/2032	6.177	117,000	117,000	117,284
FANNIE MAE 06-M2 A2A	10/25/2032	5.271	617	626	615
GINNIE MAE AC-2013-13	4/16/2046	1.700	1,205	1,178	1,041
GINNIE MAE 17-127	4/16/2052	2.500	5,473	5,451	4,825
GINNIE MAE 17-135	5/16/2049	2.200	12,786	12,731	11,476
GINNIE MAE 7-140	2/16/2059	2.500	5,795	5,773	5,278
GINNIE MAE 17-146	8/16/2047	2.200	4,573	4,560	4,218
GINNIE MAE AD-2016-1829	11/16/2043	2.250	1,736	1,736	1,677
GINNIE MAE AG-2016-39	1/16/2043	2.300	2,974	2,976	2,799

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

GINNIE MAE AG-2017-171	10/16/2048	2.250	3,078	3,066	2,902
TOTAL AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES				886,921	886,239

NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES
280 PARK AVENUE MORTGAGE TRUST PRK_17-280P	9/15/2034	6.287	40,000	40,000	38,300
ASHFORD HOSPITALITY TRUST INC AHT1_18-KEYS	6/15/2035	6.409	9,366	9,366	9,224
BANC OF AMERICA MERRILL LYNCH LARGE LOAN INC 18-DSNY	9/15/2034	6.259	33,350	33,313	33,180
BARCLAYS COMMERCIAL MORTGAGE SECURITIES LLC 19-BWAY	11/15/2034	6.174	10,000	9,986	8,354
BFLD TRUST BFLD_19-DPLO	10/15/2034	6.566	28,000	28,000	27,895
BHMS MORTGAGE TRUST BHMS_18-ATLS	7/15/2035	6.909	40,000	39,999	39,633
BRAEMAR HOTELS & RESORTS TRUST BHR_18-PRME	6/15/2035	6.354	522	522	519
BX COMMERCIAL MORTGAGE TRUST BX_18-GW	5/15/2035	6.526	38,592	38,570	38,227
BX COMMERCIAL MORTGAGE TRUST BX_19-ATL	10/15/2036	6.525	27,275	27,272	26,747
BX COMMERCIAL MORTGAGE TRUST BX_19-XL	10/15/2036	6.396	21,839	21,707	21,785
BX COMMERCIAL MORTGAGE TRUST BX_21-SOAR	6/15/2038	6.146	24,426	24,223	24,036
BX COMMERCIAL MORTGAGE TRUST BX_21-VOLT	9/15/2036	6.176	29,000	29,003	28,254
BX COMMERCIAL MORTGAGE TRUST BX_21-XL2	10/15/2038	6.165	41,693	41,693	40,909
BX COMMERCIAL MORTGAGE TRUST BX_22-GPA	8/15/2039	7.521	13,800	13,782	13,813
BX COMMERCIAL MORTGAGE TRUST BX_22-MVRK	3/15/2039	6.829	14,833	14,826	14,678
BX COMMERCIAL MORTGAGE TRUST BX_22-PSB	8/15/2039	7.813	43,403	43,351	43,517
CAMB COMMERCIAL MORTGAGE TRUST CAMB_19-LIFE	12/15/2037	6.546	17,700	17,697	17,578
CGDB COMMERCIAL MORTGAGE TRUST CGDB_19-MOB	11/15/2036	6.426	15,000	15,000	14,694
COLD STORAGE TRUST COLD_20-ICE5	11/15/2037	6.376	30,065	30,064	29,923
COLONY MORTGAGE CAPITAL LTD CLNY_19-IKPR	11/15/2038	6.603	20,000	19,958	19,642
COMM MORTGAGE TRUST COMM_19-521F	6/15/2034	6.309	16,510	16,511	14,295
CREDIT SUISSE MORTGAGE CAPITAL CERTIFICATES CSMC_19-ICE4	5/15/2036	6.389	46,238	46,153	46,239
DBGS MORTGAGE TRUST DBGS_18-5BP	6/15/2033	6.254	40,000	39,977	36,729
DBGS MORTGAGE TRUST DBGS_18-BIOD	5/15/2035	6.415	47,481	47,425	47,125
EXTENDED STAY AMERICA TRUST ESA_21-ESH	7/15/2038	6.556	35,256	35,256	34,924
GS MORTGAGE SECURITIES CORPORATION TRUST GSMS_22-ECI	8/15/2039	7.557	28,570	28,442	28,606
ILPT COMMERCIAL MORTGAGE PT CERTIFICATES 22-LPF2	10/15/2039	7.607	21,500	21,478	21,382
INVITATION HOMES TRUST IHSFR_18-SFR4	1/17/2038	6.537	28,657	28,658	28,581
JPM CHASE COMMERCIAL MORTGAGE SECURITIES TRUST 18-ASH8	2/15/2035	6.276	9,955	9,955	9,880
LIFE FINANCIAL SERVICES TRUST LIFE 21-BMR	3/15/2038	6.176	48,637	48,449	47,567
LIFE FINANCIAL SERVICES TRUST LIFE_22-BMR2	5/15/2039	6.657	49,000	48,968	47,895
MORGAN STANLEY CAPITAL I TRUST MSC_18-BOP	8/15/2033	6.259	12,624	12,624	10,657
MTN COMMERCIAL MORTGAGE TRUST MTN_22-LPFL	3/15/2039	6.759	50,000	49,440	48,743
ONE NEW YORK PLAZA TRUST ONYP_20-1NYP	1/15/2036	6.426	18,200	18,200	17,348
STAR_22-SFR3	5/17/2024	7.012	47,741	47,767	47,519
UBS COMMERCIAL MORTGAGE TRUST UBSCM_18-NYCH	2/15/2032	6.259	10,585	10,584	10,545
WELLS FARGO COMMERCIAL MORTGAGE TRUST WFCM_17-SMP	12/15/2034	6.409	18,500	18,497	17,263
TOTAL NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES				1,026,716	1,006,206
TOTAL COMMERCIAL MORTGAGE BACKED SECURITIES				1,913,637	1,892,445

CORPORATE DEBT SECURITIES
BANKING
WASHINGTON MUTUAL BANK/HENDERSON	6/15/2011	—	1,500	—	3	c,d
TOTAL BANKING				—	3

BASIC INDUSTRY

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

LYONDELLBASELL INDUSTRIES NV	10/1/2025	1.250	5,848	5,380	5,464
LYONDELLBASELL INDUSTRIES NV	4/15/2024	5.750	20,286	20,297	20,272
TOTAL BASIC INDUSTRY				25,677	25,736

CAPITAL GOODS
BAE SYSTEMS PLC	10/7/2024	3.800	23,282	23,036	22,965
BAE SYSTEMS PLC	12/15/2025	3.850	14,841	14,506	14,528
BERRY GLOBAL INC	2/15/2024	0.950	30,317	30,181	30,136
BERRY GLOBAL INC	1/15/2026	1.570	20,266	18,631	18,846
BOEING COMPANY	5/1/2025	4.875	88,115	87,398	87,715
CARRIER GLOBAL CORPORATION	2/15/2025	2.242	6,000	5,781	5,805
CARRIER GLOBAL CORPORATION	11/30/2025	5.800	5,144	5,142	5,215
L3HARRIS TECHNOLOGIES INC	4/27/2025	3.832	20,486	20,098	20,129
L3HARRIS TECHNOLOGIES INC	5/28/2024	3.950	4,531	4,509	4,498
RTX CORPORATION	3/15/2024	3.200	5,425	5,403	5,399
TOTAL CAPITAL GOODS				214,685	215,236

COMMUNICATIONS
AMERICAN TOWER CORPORATION	5/15/2024	3.375	18,896	18,802	18,724
CHARTER COMMUNICATIONS INC	7/23/2025	4.908	43,930	43,353	43,520
COMCAST CORPORATION	9/16/2024	3.750	29,084	28,801	28,682
CROWN CASTLE INC	9/1/2024	3.200	6,924	6,830	6,809
DEUTSCHE TELEKOM AG	3/20/2025	4.738	48,238	48,038	47,783
FOX CORPORATION	1/25/2024	4.030	24,580	24,573	24,548
NETFLIX INC	2/15/2025	5.875	14,960	14,998	15,077
NETFLIX INC	6/15/2025	3.625	16,581	16,260	16,286
VERIZON COMMUNICATIONS INC	11/1/2024	3.500	10,000	9,872	9,834
WARNER BROS DISCOVERY INC	11/15/2024	3.900	10,000	9,859	9,858
WARNER BROS DISCOVERY INC	3/15/2024	3.428	25,000	25,004	24,851
TOTAL COMMUNICATIONS				246,390	245,972

CONSUMER CYCLICAL
FOOTBALL CLUB TERM NOTES	10/5/2025	2.680	4,000	3,783	3,823
FOOTBALL CLUB TERM NOTES	10/5/2025	2.680	1,000	946	956
IRB HOLDING CORPORATION	6/15/2025	7.000	1,750	1,757	1,752
NATIONAL BASKETBALL ASSOCIATION	12/16/2024	2.510	1,000	986	969
TOTAL CONSUMER CYCLICAL				7,472	7,500

CONSUMER NON CYCLICAL
ABBVIE INC	5/14/2025	3.600	20,000	19,560	19,647
ABBVIE INC	11/21/2024	2.600	37,540	36,809	36,681
ABBVIE INC	3/15/2025	3.800	13,223	12,966	13,056
AMGEN INC	5/22/2024	3.625	27,500	27,364	27,283
AMGEN INC	2/21/2025	1.900	5,702	5,473	5,508
AMGEN INC	3/2/2025	5.250	19,132	19,134	19,177
BACARDI LTD	5/15/2025	4.450	18,600	18,337	18,338
BECTON DICKINSON AND COMPANY	12/15/2024	3.734	9,000	8,914	8,856
BECTON DICKINSON AND COMPANY	6/6/2024	3.363	13,988	13,932	13,848
CONSTELLATION BRANDS INC	11/15/2024	4.750	8,602	8,558	8,544
CONSTELLATION BRANDS INC	5/9/2024	3.600	34,665	34,480	34,406
DT FAMILY 2009 LLC	8/15/2024	3.950	14,121	14,001	13,957
GE HEALTHCARE TECHNOLOGIES INC	11/15/2024	5.550	65,000	65,102	65,039

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

GILEAD SCIENCES INC	4/1/2024	3.700	10,990	10,985	10,934
HCA HEALTHCARE INC	3/15/2024	5.000	41,924	41,910	41,838
HCA HEALTHCARE INC	2/1/2025	5.375	15,000	14,914	14,994
HCA HEALTHCARE INC	2/15/2026	5.875	13,500	13,492	13,626
J M SMUCKER COMPANY	3/15/2025	3.500	96,703	94,730	94,863
KROGER COMPANY	2/1/2024	4.000	7,500	7,500	7,488
TOTAL CONSUMER NON CYCLICAL				468,161	468,083

ELECTRIC
AES CORPORATION (THE)	1/15/2026	1.375	13,670	12,652	12,649
AMERICAN ELECTRIC POWER COMPANY INC	10/1/2025	3.850	1,955	1,897	1,899
CENTERPOINT ENERGY INC	9/1/2024	2.500	5,000	4,914	4,891
CMS ENERGY CORPORATION	3/1/2024	3.875	8,347	8,343	8,320
CMS ENERGY CORPORATION	8/31/2024	3.125	10,250	10,287	10,084
DOMINION ENERGY INC	10/1/2025	3.900	7,500	7,301	7,361
DTE ENERGY COMPANY	10/1/2024	2.529	9,426	9,258	9,209
DTE ENERGY COMPANY	11/1/2024	4.220	65,642	65,247	64,805
EMERA INCORPORATED	6/15/2024	0.833	23,974	23,572	23,445
EVERSOURCE ENERGY	10/1/2024	2.900	4,892	4,830	4,796
EVERSOURCE ENERGY	6/27/2024	4.200	36,141	35,995	35,876
EVERSOURCE ENERGY	1/15/2025	3.150	6,461	6,319	6,303
FIRSTENERGY CORPORATION	8/15/2024	5.500	16,065	16,071	16,033
FIRSTENERGY CORPORATION	1/15/2025	4.350	13,890	13,713	13,632
FIRSTENERGY CORPORATION	4/15/2024	4.100	18,478	18,425	18,360
FIRSTENERGY CORPORATION	3/30/2026	5.150	1,250	1,234	1,248
NEXTERA ENERGY INC	3/1/2025	6.051	58,963	59,513	59,494
NEXTERA ENERGY INC	9/1/2025	5.749	25,000	24,895	25,262
NEXTERA ENERGY INC	3/21/2024	2.940	47,248	47,016	46,951
PINNACLE WEST CAPITAL CORPORATION	6/15/2025	1.300	4,555	4,321	4,290
PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	6/15/2024	2.875	975	965	963
SOUTHERN COMPANY (THE)	9/15/2024	2.200	2,687	2,629	2,621
SOUTHERN COMPANY (THE)	2/26/2024	0.600	14,010	13,924	13,897
WEC ENERGY GROUP INC	3/15/2024	0.800	2,038	2,025	2,017
TOTAL ELECTRIC				395,346	394,406

ENERGY
CANADIAN NATURAL RESOURCES LTD	7/15/2025	2.050	5,882	5,544	5,606
ENTERPRISE PRODUCTS PARTNERS L.P.	2/15/2024	3.900	10,000	9,987	9,976
MARATHON PETROLEUM CORPORATION	6/1/2025	4.875	5,150	5,094	5,119
OCCIDENTAL PETROLEUM CORPORATION	2/1/2025	3.100	25,000	24,353	24,353
PLAINS GP HOLDINGS LP	11/1/2024	3.600	27,446	27,044	26,927
PLAINS GP HOLDINGS LP	10/15/2025	4.650	5,539	5,391	5,478
WILLIAMS COMPANIES INC	6/24/2024	4.550	8,472	8,480	8,427
TOTAL ENERGY				85,893	85,886

INSURANCE
CVS HEALTH CORPORATION	11/15/2024	3.500	7,070	6,969	6,956
ELEVANCE HEALTH INC	12/1/2024	3.350	15,000	14,750	14,724
ELEVANCE HEALTH INC	10/15/2025	5.350	10,805	10,841	10,884
TOTAL INSURANCE				32,560	32,564

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

NATURAL GAS
NISOURCE INC	8/15/2025	0.950	3,450	3,190	3,225
TOTAL NATURAL GAS				3,190	3,225

OTHER FINANCIAL INSTITUTIONS
HARDWOOD FUNDING LLC	6/7/2025	3.130	6,400	6,135	6,185
HARDWOOD FUNDING LLC	6/7/2024	3.180	6,000	5,979	5,918
TOTAL OTHER FINANCIAL INSTITUTIONS				12,114	12,103

TECHNOLOGY
BROADCOM INC	1/15/2024	3.625	20,250	20,247	20,232
FIDELITY NATIONAL INFORMATION SERVICES INC	3/1/2024	0.600	10,000	9,946	9,906
FISERV INC	7/1/2024	2.750	10,000	9,968	9,847
MICROCHIP TECHNOLOGY INCORPORATED	9/1/2025	4.250	3,817	3,708	3,758
MICROCHIP TECHNOLOGY INCORPORATED	2/15/2024	0.972	42,710	42,512	42,455
MICROCHIP TECHNOLOGY INCORPORATED	9/1/2024	0.983	9,405	9,284	9,107
NXP SEMICONDUCTORS NV	3/1/2024	4.875	14,457	14,470	14,426
NXP SEMICONDUCTORS NV	5/1/2025	2.700	11,059	10,585	10,657
TOTAL TECHNOLOGY				120,720	120,388

TRANSPORTATION
CSX CORPORATION	8/1/2024	3.400	28,900	28,657	28,536
CRAWFORD GROUP INC	11/15/2024	3.850	62,149	61,680	61,305
CRAWFORD GROUP INC	11/1/2025	3.800	6,211	6,080	6,061
NORFOLK SOUTHERN CORPORATION	6/15/2026	2.900	10,000	9,490	9,594
NORFOLK SOUTHERN CORPORATION	8/1/2025	3.650	4,500	4,376	4,407
TOTAL TRANSPORTATION				110,283	109,903

TOTAL CORPORATE DEBT SECURITIES				1,722,491	1,721,005
TOTAL FIXED MATURITIES				13,135,364	13,037,037

SYNDICATED LOANS
BASIC INDUSTRY
ASPLUNDH TREE EXPERT LLC	9/7/2027	7.198	1,341	1,331	1,331
ELEMENT SOLUTIONS INC	12/8/2030	8.211	1,447	1,448	1,448
INEOS LTD	2/10/2030	8.765	399	390	390
TOTAL BASIC INDUSTRY				3,169	3,169

BROKERAGE
CITADEL SECURITIES LP	8/1/2030	7.940	1,219	1,205	1,205
LPL FINANCIAL HOLDINGS INC	11/12/2026	7.193	1,594	1,589	1,589
RUSSELL INVESTMENTS GROUP LTD	5/30/2025	8.948	1,307	1,307	1,307
TOTAL BROKERAGE				4,101	4,101

CAPITAL GOODS
BARNES GROUP INC	8/9/2030	8.448	1,750	1,749	1,749
BEACON ROOFING SUPPLY INC	5/19/2028	7.963	1,115	1,102	1,102
BERRY GLOBAL INC	7/1/2026	7.207	961	955	955
EMRLD BORROWER LP	5/23/2030	8.348	1,500	1,500	1,500
ENERGY CAPITAL PARTNERS II LLC	9/18/2030	9.382	781	771	771

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FLINT GROUP PACKAGING INKS NORTH AMERICA HOLDINGS LLC	12/31/2026	8.211	210	196	196
FLINT GROUP PACKAGING INKS NORTH AMERICA HOLDINGS LLC	12/31/2027	8.211	136	37	37
FLINT GROUP PACKAGING INKS NORTH AMERICA HOLDINGS LLC	12/31/2027	8.211	102	75	75
G HOLDINGS INC	9/22/2028	7.721	1,463	1,430	1,430
GMS INC	4/26/2030	8.348	1,750	1,753	1,753
INGERSOLL RAND INC	3/1/2027	7.198	313	313	313
PACKAGING HOLDINGS LTD	1/29/2027	7.198	1,078	1,062	1,062
QUIKRETE HOLDINGS INC	2/1/2027	8.088	1,323	1,295	1,295
QUIKRETE HOLDINGS INC	3/18/2029	8.213	997	996	996
TRANE TECHNOLOGIES PLC	3/1/2027	7.198	232	232	232
TRANSDIGM INC	8/10/2028	8.640	1,995	1,998	1,998
ZEKELMAN INDUSTRIES INC	1/24/2027	7.476	717	717	717
TOTAL CAPITAL GOODS				16,181	16,181

COMMUNICATIONS
ALTICE FRANCE SA	7/15/2025	8.395	935	935	935
APPLOVIN CORPORATION	10/25/2028	8.448	987	965	965
CMG MEDIA CORPORATION	12/17/2026	8.990	968	954	954
CSC HOLDINGS LLC	7/17/2025	7.726	927	925	925
CSC HOLDINGS LLC	1/15/2026	7.726	953	941	941
EW SCRIPPS COMPANY	5/1/2026	8.025	484	478	478
HUBBARD RADIO LLC	3/28/2025	9.720	196	196	196
LIONS GATE ENTERTAINMENT CORPORATION	3/24/2025	7.698	779	779	779
LUMEN TECHNOLOGIES INC	3/1/2027	7.213	261	261	261
LUMEN TECHNOLOGIES INC	3/15/2027	7.713	1,200	1,199	1,199
SBA COMMUNICATIONS CORPORATION	4/11/2025	7.200	1,205	1,203	1,203
SINCLAIR BROADCAST GROUP INC (DIAMOND SPORTS GROUP LLC)	8/24/2026	10.446	1,137	1,131	1,131	d
SINCLAIR INC	4/1/2028	8.463	780	777	777
TELESAT LLC	12/7/2026	8.400	814	812	812
VMED O2 UK LTD	1/31/2028	7.976	1,000	1,000	1,000
TOTAL COMMUNICATIONS				12,556	12,556

CONSUMER CYCLICAL
APOLLO INVESTMENT FUND VIII LP	10/10/2030	7.841	750	742	742
BJS WHOLESALE CLUB HOLDINGS INC	2/3/2029	7.360	933	933	933
BURLINGTON STORES INC	6/24/2028	7.463	1,403	1,389	1,389
GODADDY INC	10/21/2029	7.848	1,404	1,379	1,379
GREAT OUTDOORS GROUP LLC	3/6/2028	9.402	1,995	1,995	1,995
HILTON WORLDWIDE HOLDINGS INC	11/3/2030	7.457	1,749	1,746	1,746
LIGHT & WONDER INC	4/14/2029	8.465	1,995	1,998	1,998
NASCAR HOLDINGS LLC	10/19/2026	7.963	484	480	480
NATIONAL AMUSEMENTS INC	5/8/2025	8.473	707	707	707
PCI GAMING AUTHORITY	5/29/2026	7.963	364	363	363
QUALITY SOLUTIONS INTERNATIONAL LTD	8/21/2025	8.213	99	98	98
RESTAURANT BRANDS INTERNATIONAL INC	9/11/2030	7.598	2,291	2,275	2,275

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

SEMINOLE TRIBE OF FLORIDA INC	7/8/2024	7.213	44	44	44
SIX FLAGS ENTERTAINMENT CORPORATION	4/17/2026	7.198	760	760	760
WILLIAM MORRIS ENDEAVOR ENTERTAINMENT LLC	5/18/2025	8.213	721	719	719
YUM! BRANDS INC.	3/15/2028	7.223	1,023	1,023	1,023
TOTAL CONSUMER CYCLICAL				16,651	16,651

CONSUMER NON CYCLICAL
ARAMARK	4/6/2028	7.963	1,012	1,008	1,008
BRP INC	12/13/2029	8.098	1,746	1,752	1,752
DOLE PLC	8/3/2028	7.361	985	976	976
ELANCO ANIMAL HEALTH INC	8/1/2027	7.193	653	650	650
ENERGIZER HOLDINGS INC	12/16/2027	7.721	314	314	314
GRIFOLS SA	11/15/2027	7.538	1,117	1,114	1,114
ICON PLC	7/3/2028	7.902	79	79	79
ICON PLC	7/3/2028	7.902	318	316	316
ORGANON & COMPANY	6/2/2028	8.472	349	347	347
PRESTIGE CONSUMER HEALTHCARE INC	7/3/2028	7.463	167	166	166
SELECT MEDICAL CORPORATION	3/6/2027	8.348	1,245	1,235	1,235
THOR INDUSTRIES INC	11/8/2030	9.181	616	616	616
US FOODS HOLDING CORPORATION	8/30/2026	7.463	187	186	186
TOTAL CONSUMER NON CYCLICAL				8,759	8,759

ELECTRIC
ADVANCED POWER SERVICES NA INC	2/16/2026	8.990	576	573	573
CONSTELLATION ENERGY CORPORATION	12/15/2027	8.150	435	433	433
CPV SHORE HOLDINGS LLC	12/29/2025	9.213	638	635	635
EASTERN POWER LLC	10/2/2025	9.213	805	798	798
EDGEWATER GENERATION LLC (DELAWARE)	12/13/2025	9.213	956	954	954
EFS COGEN HOLDINGS I LLC	10/1/2027	9.160	699	696	696
VOLT PARENT LP	12/16/2027	7.963	230	228	228
VOLT PARENT LP	7/20/2030	7.598	1,895	1,886	1,886
WEST DEPTFORD ENERGY HOLDINGS LLC	8/3/2026	9.198	1,116	1,113	1,113
TOTAL ELECTRIC				7,316	7,316

ENERGY
IFM GLOBAL INFRASTRUCTURE FUND	11/1/2026	7.693	269	268	268
TOTAL ENERGY				268	268

FINANCE COMPANY
AVOLON TLB BORROWER 1 -US- LLC	2/12/2027	6.958	386	385	385
AVOLON TLB BORROWER 1 -US- LLC	6/8/2028	7.858	570	568	568
FLEETCOR TECHNOLOGIES INC	4/28/2028	7.198	1,472	1,458	1,458
TOTAL FINANCE COMPANY				2,411	2,411

INSURANCE

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

LONESTAR INTERMEDIATE SUPER HOLDINGS LLC	12/23/2026	8.713	460	458	458
TOTAL INSURANCE				458	458

OTHER FINANCIAL INSTITUTIONS
SOFTBANK GROUP CORPORATION	6/27/2029	8.383	798	794	794
TRANSUNION	11/16/2026	7.198	987	985	985
TRANSUNION	12/1/2028	7.713	713	688	688
TOTAL OTHER FINANCIAL INSTITUTIONS				2,467	2,467

OTHER INDUSTRY
API GROUP CORPORATION	10/1/2026	7.713	988	975	975
TOTAL OTHER INDUSTRY				975	975

TECHNOLOGY
ADEIA INC	6/8/2028	8.966	638	587	587
SS&C TECHNOLOGIES	4/16/2025	7.213	362	361	361
SS&C TECHNOLOGIES	4/16/2025	7.213	342	341	341
SS&C TECHNOLOGIES	3/22/2029	7.698	570	555	555
SS&C TECHNOLOGIES	3/22/2029	7.698	339	329	329
COHERENT CORPORATION	7/2/2029	8.213	903	877	877
ENTEGRIS INC	7/6/2029	7.890	1,127	1,118	1,118
GEN DIGITAL INC	9/12/2029	7.448	1,245	1,198	1,198
INGRAM MICRO INC	6/30/2028	8.653	2,000	2,008	2,008
MKS INSTRUMENTS INC	8/17/2030	7.841	990	968	968
ONEX CORPORATION	6/27/2025	7.580	881	880	880
TTM TECHNOLOGIES INC	5/23/2030	8.093	1,252	1,244	1,244
TOTAL TECHNOLOGY				10,466	10,466

TRANSPORTATION
G & W INTERMEDIATE HOLDINGS LLG	12/30/2026	7.490	1,612	1,588	1,588
UNITED AIRLINES HOLDINGS INC	4/20/2028	9.220	287	286	286
TOTAL TRANSPORTATION				1,874	1,874
TOTAL SYNDICATED LOANS BEFORE ALLOWANCE FOR LOAN LOSSES				87,652	87,652
ALLOWANCE FOR LOAN LOSSES				(955)	(955)
TOTAL SYNDICATED LOANS - NET				86,697	86,697

DERIVATIVES
PURCHASED OPTIONS
BNP PARIBAS SA	1/23/2024	—	93	93
BNP PARIBAS SA	7/8/2025	—	122	122
BNP PARIBAS SA	10/21/2025	—	371	371
BNP PARIBAS SA	11/19/2024	—	96	96
BNP PARIBAS SA	1/2/2024	1	567	567
WELLS FARGO BANK NA	1/9/2024	1	343	343

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	1/6/2026	—	244	244
BNP PARIBAS SA	1/30/2024	1	285	285
BNP PARIBAS SA	1/27/2026	—	111	111
BNP PARIBAS SA	2/6/2024	1	378	378
BNP PARIBAS SA	2/13/2024	1	331	331
BNP PARIBAS SA	2/10/2026	—	107	107
WELLS FARGO BANK NA	2/20/2024	1	402	402
BNP PARIBAS SA	3/12/2024	1	444	444
BNP PARIBAS SA	9/23/2025	—	279	279
BNP PARIBAS SA	11/4/2025	—	127	127
BNP PARIBAS SA	3/19/2024	1	487	487
BNP PARIBAS SA	4/9/2024	1	290	290
BNP PARIBAS SA	4/7/2026	—	111	111
WELLS FARGO BANK NA	4/16/2024	1	345	345
BNP PARIBAS SA	4/30/2024	1	292	292
BNP PARIBAS SA	5/21/2024	1	360	360
WELLS FARGO BANK NA	5/28/2024	1	269	269
WELLS FARGO BANK NA	5/26/2026	—	106	106
BNP PARIBAS SA	6/4/2024	1	302	302
BNP PARIBAS SA	6/18/2024	1	210	210
BNP PARIBAS SA	6/25/2024	—	215	215
BNP PARIBAS SA	7/2/2024	—	144	144
BNP PARIBAS SA	7/30/2024	—	163	163
BNP PARIBAS SA	8/6/2024	—	190	190
BNP PARIBAS SA	8/13/2024	—	159	159
WELLS FARGO BANK NA	8/20/2024	—	231	231
BNP PARIBAS SA	8/27/2024	1	247	247
BNP PARIBAS SA	9/10/2024	—	212	212
BNP PARIBAS SA	9/24/2024	1	347	347
BNP PARIBAS SA	10/8/2024	—	190	190
BNP PARIBAS SA	10/22/2024	—	221	221
BNP PARIBAS SA	10/29/2024	—	236	236
BNP PARIBAS SA	11/5/2024	—	257	257
BNP PARIBAS SA	11/12/2024	—	167	167
BNP PARIBAS SA	11/19/2024	—	159	159
BNP PARIBAS SA	11/26/2024	—	157	157
BNP PARIBAS SA	12/3/2024	—	155	155
BNP PARIBAS SA	12/10/2024	—	93	93
WELLS FARGO BANK NA	8/12/2025	—	87	87
WELLS FARGO BANK NA	4/2/2024	—	292	292
WELLS FARGO BANK NA	3/31/2026	—	112	112
WELLS FARGO BANK NA	4/29/2025	—	182	182
WELLS FARGO BANK NA	7/1/2025	—	122	122
WELLS FARGO BANK NA	8/27/2024	—	186	186
BNP PARIBAS SA	11/18/2025	—	113	113

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK NA	12/24/2024	—	113	113
BNP PARIBAS SA	1/16/2024	1	394	394
BNP PARIBAS SA	1/13/2026	—	233	233
WELLS FARGO BANK NA	1/23/2024	1	385	385
WELLS FARGO BANK NA	2/27/2024	—	334	334
WELLS FARGO BANK NA	2/24/2026	—	120	120
WELLS FARGO BANK NA	3/5/2024	1	412	412
BNP PARIBAS SA	3/26/2024	1	424	424
WELLS FARGO BANK NA	4/23/2024	1	387	387
WELLS FARGO BANK NA	5/7/2024	—	296	296
WELLS FARGO BANK NA	5/14/2024	1	376	376
WELLS FARGO BANK NA	5/12/2026	—	113	113
BNP PARIBAS SA	6/11/2024	—	214	214
BNP PARIBAS SA	7/9/2024	—	199	199
WELLS FARGO BANK NA	7/16/2024	—	166	166
BNP PARIBAS SA	7/23/2024	—	163	163
WELLS FARGO BANK NA	9/3/2024	—	200	200
WELLS FARGO BANK NA	9/17/2024	—	221	221
WELLS FARGO BANK NA	10/1/2024	—	296	296
WELLS FARGO BANK NA	10/15/2024	—	189	189
WELLS FARGO BANK NA	12/17/2024	1	194	194
WELLS FARGO BANK NA	12/24/2024	—	117	117
TOTAL PURCHASED OPTIONS			17,255	17,255

WRITTEN OPTIONS
BNP PARIBAS SA	1/23/2024	—	(87)	(87)
BNP PARIBAS SA	7/8/2025	—	(92)	(92)
BNP PARIBAS SA	11/19/2024	—	(54)	(54)
BNP PARIBAS SA	11/18/2025	—	(57)	(57)
BNP PARIBAS SA	1/2/2024	(1)	(427)	(427)
WELLS FARGO BANK NA	1/9/2024	(1)	(245)	(245)
WELLS FARGO BANK NA	1/6/2026	—	(132)	(132)
BNP PARIBAS SA	1/30/2024	(1)	(184)	(184)
BNP PARIBAS SA	1/27/2026	—	(56)	(56)
BNP PARIBAS SA	2/6/2024	(1)	(226)	(226)
BNP PARIBAS SA	2/13/2024	(1)	(205)	(205)
BNP PARIBAS SA	2/10/2026	—	(52)	(52)
WELLS FARGO BANK NA	2/20/2024	(1)	(280)	(280)
BNP PARIBAS SA	3/12/2024	(1)	(325)	(325)
BNP PARIBAS SA	9/23/2025	—	(188)	(188)
BNP PARIBAS SA	11/4/2025	—	(77)	(77)
BNP PARIBAS SA	3/19/2024	(1)	(343)	(343)
BNP PARIBAS SA	4/9/2024	(1)	(194)	(194)
BNP PARIBAS SA	4/7/2026	—	(57)	(57)
WELLS FARGO BANK NA	4/16/2024	(1)	(226)	(226)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP PARIBAS SA	4/30/2024	(1)	(198)	(198)
BNP PARIBAS SA	5/21/2024	(1)	(254)	(254)
WELLS FARGO BANK NA	5/28/2024	(1)	(185)	(185)
WELLS FARGO BANK NA	5/26/2026	—	(66)	(66)
BNP PARIBAS SA	6/4/2024	(1)	(198)	(198)
BNP PARIBAS SA	6/18/2024	(1)	(133)	(133)
BNP PARIBAS SA	6/25/2024	—	(138)	(138)
BNP PARIBAS SA	7/2/2024	—	(88)	(88)
BNP PARIBAS SA	7/30/2024	—	(93)	(93)
BNP PARIBAS SA	8/6/2024	—	(118)	(118)
BNP PARIBAS SA	8/13/2024	—	(103)	(103)
WELLS FARGO BANK NA	8/20/2024	—	(156)	(156)
BNP PARIBAS SA	8/27/2024	(1)	(156)	(156)
BNP PARIBAS SA	9/10/2024	—	(135)	(135)
BNP PARIBAS SA	9/24/2024	(1)	(248)	(248)
BNP PARIBAS SA	10/8/2024	—	(132)	(132)
BNP PARIBAS SA	10/22/2024	—	(162)	(162)
BNP PARIBAS SA	10/29/2024	—	(177)	(177)
BNP PARIBAS SA	11/5/2024	—	(180)	(180)
BNP PARIBAS SA	11/12/2024	—	(111)	(111)
BNP PARIBAS SA	11/19/2024	—	(104)	(104)
BNP PARIBAS SA	11/26/2024	—	(102)	(102)
BNP PARIBAS SA	12/3/2024	—	(101)	(101)
BNP PARIBAS SA	12/10/2024	—	(58)	(58)
WELLS FARGO BANK NA	12/17/2024	(1)	(112)	(112)
WELLS FARGO BANK NA	8/12/2025	—	(47)	(47)
WELLS FARGO BANK NA	3/31/2026	—	(57)	(57)
WELLS FARGO BANK NA	4/29/2025	—	(159)	(159)
WELLS FARGO BANK NA	7/1/2025	—	(91)	(91)
WELLS FARGO BANK NA	8/27/2024	—	(132)	(132)
BNP PARIBAS SA	10/21/2025	—	(221)	(221)
WELLS FARGO BANK NA	12/24/2024	—	(72)	(72)
BNP PARIBAS SA	1/16/2024	(1)	(270)	(270)
BNP PARIBAS SA	1/13/2026	—	(122)	(122)
WELLS FARGO BANK NA	1/23/2024	(1)	(260)	(260)
WELLS FARGO BANK NA	2/27/2024	—	(237)	(237)
WELLS FARGO BANK NA	2/24/2026	—	(65)	(65)
WELLS FARGO BANK NA	3/5/2024	(1)	(291)	(291)
BNP PARIBAS SA	3/26/2024	(1)	(305)	(305)
WELLS FARGO BANK NA	4/2/2024	—	(196)	(196)
WELLS FARGO BANK NA	4/23/2024	(1)	(268)	(268)
WELLS FARGO BANK NA	5/7/2024	—	(201)	(201)
WELLS FARGO BANK NA	5/14/2024	(1)	(269)	(269)
WELLS FARGO BANK NA	5/12/2026	—	(72)	(72)
BNP PARIBAS SA	6/11/2024	—	(133)	(133)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2023

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP PARIBAS SA	7/9/2024	—	(124)	(124)
WELLS FARGO BANK NA	7/16/2024	—	(95)	(95)
BNP PARIBAS SA	7/23/2024	—	(93)	(93)
WELLS FARGO BANK NA	9/3/2024	—	(128)	(128)
WELLS FARGO BANK NA	9/17/2024	—	(143)	(143)
WELLS FARGO BANK NA	10/1/2024	—	(216)	(216)
WELLS FARGO BANK NA	10/15/2024	—	(131)	(131)
WELLS FARGO BANK NA	12/24/2024	—	(67)	(67)
TOTAL WRITTEN OPTIONS			(11,480)	(11,480)

FUTURES
S&P500 EMINI FUT Mar24	3/15/2024	—	(16)	(16)
TOTAL FUTURES			(16)	(16)
TOTAL DERIVATIVES - NET			5,759	5,759
TOTAL INVESTMENTS IN CASH EQUIVALENTS, FIXED MATURITIES, EQUITY SECURITIES, SYNDICATED LOANS AND DERIVATIVES			$14,121,941	$14,023,614

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

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages
December 31, 2024
(in thousands, except number of loans and rate)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages						Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held at end of period (e)
Loan No.	Description (a)	Property Location		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)
Other - liens on:
Apartment and business:
Under $500:
	121087375	Florence City	KY	1	$—	$145	$145	$—	$—	$—	3.040%
	121087376	Sterling Heights	MI	1	—	360	360	—	—	1	3.620
Over $500:
	121047210	West Haven City	CT	1	—	3,638	3,638	—	—	11	3.600
	121047262	Fargo	ND	1	—	1,193	1,193	—	—	5	5.440
	121047347	Lawrenceville	GA	1	—	1,272	1,272	—	—	4	3.970
	121047383	Las Vegas	NV	1	—	4,388	4,388	—	—	14	3.810
	121047387	Washington Terrace	UT	1	—	2,034	2,034	—	—	5	3.020
	121047392	Philadelphia City	PA	1	—	3,095	3,095	—	—	17	6.640
	121047393	Moore	SC	1	—	632	632	—	—	2	4.130
	121047398	Springfield	IL	1	—	609	609	—	—	2	4.390
	121047400	Pittsford	NY	1	—	876	876	—	—	3	4.070
	121047402	Miami	FL	1	—	1,343	1,343	—	—	4	3.750
	121047406	Kokomo	IN	1	—	3,000	3,000	—	—	8	3.000
	121047408	Wyomissing	PA	1	—	2,158	2,158	—	—	5	2.700
	121047410	Chicago	IL	1	—	2,010	2,010	—	—	4	2.500
	121047412	Columbus	IN	1	—	1,327	1,327	—	—	4	3.370
	121047417	Nashville	TN	1	—	4,000	4,000	—	—	22	6.560
	121087245	Southport	CT	1	—	2,428	2,428	—	—	8	4.010
	121087313	Orchard Park	NY	1	—	1,956	1,956	—	—	7	4.050
	121087327	Marietta City	GA	1	—	1,939	1,939	—	—	6	3.820
	121087349	Carlsbad	CA	1	—	1,982	1,982	—	—	5	3.000
	121087358	Philadelphia City	PA	1	—	3,958	3,958	—	—	21	6.400
	121087361	Oswego	OR	1	—	3,268	3,268	—	—	12	4.260
	121087362	Atlanta	GA	1	—	3,107	3,107	—	—	10	3.960
	121087378	Pittsburgh	PA	1	—	1,453	1,453	—	—	4	3.690
	121087381	San Diego	CA	1	—	1,497	1,497	—	—	4	3.130
	121087382	San Diego	CA	1	—	1,218	1,218	—	—	3	3.090
	121087384	Culver City	CA	1	—	2,522	2,522	—	—	7	3.170
	121087388	Riverside	CA	1	—	670	670	—	—	2	3.270
	121087389	Palmdale	CA	1	—	904	904	—	—	2	3.270
	121087394	Richmond	TX	1	—	1,685	1,685	—	—	6	4.000
	121087396	Seattle	WA	1	—	5,000	5,000	—	—	17	4.000
	121087397	Nashville	TN	1	—	923	923	—	—	3	4.350
	121087403	Houston	TX	1	—	3,960	3,960	—	—	20	5.960
	121087404	Blaine	MN	1	—	1,356	1,356	—	—	4	3.320
	121087405	Monroe	WA	1	—	3,874	3,874	—	—	11	3.390
	121087407	Victorville	CA	1	—	1,445	1,445	—	—	4	2.960
	121087409	Pompano Beach	FL	1	—	1,620	1,620	—	—	4	2.740
	121087411	Syracyse	UT	1	—	1,945	1,945	—	—	4	2.520
	121087414	Fountain Valley	CA	1	—	5,336	5,336	—	—	23	5.100
	121087415	Avenel	NJ	1	—	1,044	1,044	—	—	5	5.900
	121087416	Bradenton	FL	1	—	2,600	2,600	—	—	13	5.790
	121087418	Dallas City	TX	1	—	2,576	2,576	—	—	13	5.860
	121087419	Vista	CA	1	—	2,881	2,881	—	—	14	5.670
	Total Other			44	—	95,227	95,227	—	—	343	4.297

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages
December 31, 2024
(in thousands, except number of loans and rate)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages					Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held at end of period (e)
Loan No.	Description (a)	Property Location	Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)
Unallocated Reserve for Losses					348	348
Total First Mortgage Loans on Real Estate			44	$—	$94,879	$94,879	$—	$—	$343	4.297%

Part 3 - Location of mortgaged properties				Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed
State in which mortgaged property is located		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

California	CA	9	$—	$18,455	$18,455	$—	$—
Connecticut	CT	2	$—	6,066	6,066	—	—
Florida	FL	3	$—	5,563	5,563	—	—
Georgia	GA	3	$—	6,318	6,318	—	—
Illinois	IL	2	$—	2,619	2,619	—	—
Indiana	IN	2	$—	4,327	4,327
Kentucky	KY	1	$—	145	145	—	—
Michigan	MI	1	$—	360	360	—	—
Minnesota	MN	1	$—	1,356	1,356	—	—
North Dakota	ND	1	$—	1,193	1,193	—	—
New Jersey	NJ	1	$—	1,044	1,044	—	—
Nevada	NV	1	$—	4,388	4,388	—	—
New York	NY	2	$—	2,832	2,832	—	—
Oregon	OR	1	$—	3,268	3,268	—	—
Pennsylvania	PA	4	$—	10,664	10,664	—	—
South Carolina	SC	1	$—	632	632	—	—
Tennessee	TN	2	$—	4,923	4,923	—	—
Texas	TX	3	$—	8,221	8,221	—	—
Utah	UT	2	$—	3,979	3,979	—	—
Washington	WA	2	$—	8,874	8,874	—	—
Total		44	—	95,227	95,227	—	—
Unallocated Reserve for Losses				348	348
Total		44	$—	$94,879	$94,879	$—	$—
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
(e) Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense. In lieu thereof, the average gross interest rates (exclusive of amortization of discounts and premiums) on mortgage loans held as of December 31, 2024 are shown by type and class of loan.

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages
December 31, 2023
(in thousands, except number of loans and rate)

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
(in thousands, except number of loans and rate)

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

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages (continued)
December 31, 2022
(in thousands, except number of loans and rate)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages						Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held at end of period (e)
Loan No.	Description (a)	Property Location		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)
Other - liens on:
Apartment and business:
Under $500:
	121047377	Cookeville City	TN	1	$—	$296	$296	$—	$—	$1	3.500%
	121087371	Bulverde	TX	1	—	213	213	—	—	1	3.000
Over $500:
	121047210	West Haven City	CT	1	—	3,935	3,935	—	—	12	3.600
	121047262	Fargo	ND	1	—	2,640	2,640	—	—	12	5.440
	121047343	Durham City	NC	1	—	1,090	1,090	—	—	3	3.500
	121047347	Lawrenceville	GA	1	—	1,377	1,377	—	—	4	3.970
	121047383	Las Vegas	NV	1	—	4,571	4,571	—	—	15	3.810
	121047387	Washington Terrace	UT	1	—	2,131	2,131	—	—	5	3.020
	121047392	Philadelphia City	PA	1	—	3,211	3,211	—	—	12	4.310
	121047393	Moore	SC	1	—	1,093	1,093	—	—	4	4.130
	121047398	Springfield	IL	1	—	854	854	—	—	3	4.390
	121047400	Pittsford	NY	1	—	1,216	1,216	—	—	4	4.070
	121047402	Miami	FL	1	—	1,406	1,406	—	—	4	3.750
	121047406	Kokomo	IN	1	—	3,000	3,000	—	—	8	3.000
	121047408	Wyomissing	PA	1	—	2,733	2,733	—	—	6	2.700
	121047410	Chicago	IL	1	—	2,529	2,529	—	—	5	2.500
	121047412	Columbus	IN	1	—	1,628	1,628	—	—	5	3.370
	121087245	Southport	CT	1	—	2,606	2,606	—	—	9	4.010
	121087313	Orchard Park	NY	1	—	2,217	2,217	—	—	7	4.050
	121087327	Marietta City	GA	1	—	2,084	2,084	—	—	7	3.820
	121087349	Carlsbad	CA	1	—	2,083	2,083	—	—	5	3.000
	121087358	Philadelphia City	PA	1	—	3,411	3,411	—	—	10	3.450
	121087361	Oswego	OR	1	—	3,866	3,866	—	—	14	4.260
	121087362	Atlanta	GA	1	—	3,226	3,226	—	—	11	3.960
	121087375	Florence City	KY	1	—	625	625	—	—	2	3.040
	121087376	Sterling Heights	MI	1	—	1,105	1,105	—	—	3	3.620
	121087378	Pittsburgh	PA	1	—	1,852	1,852	—	—	6	3.690
	121087379	Euless	TX	1	—	1,285	1,285	—	—	4	3.700
	121087381	San Diego	CA	1	—	2,448	2,448	—	—	6	3.130
	121087382	San Diego	CA	1	—	2,272	2,272	—	—	6	3.090
	121087384	Culver City	CA	1	—	2,671	2,671	—	—	7	3.170
	121087388	Riverside	CA	1	—	1,081	1,081	—	—	3	3.270
	121087389	Palmdale	CA	1	—	1,460	1,460	—	—	4	3.270
	121087394	Richmond	TX	1	—	2,570	2,570	—	—	9	4.000
	121087395	San Francisco	CA	1	—	4,179	4,179	—	—	14	4.180
	121087396	Seattle	WA	1	—	5,000	5,000	—	—	17	4.000
	121087397	Nashville	TN	1	—	1,318	1,318	—	—	5	4.350
	121087403	Houston	TX	1	—	4,223	4,223	—	—	12	3.470
	121087404	Blaine	MN	1	—	1,575	1,575	—	—	4	3.320
	121087405	Monroe	WA	1	—	4,062	4,062	—	—	11	3.390
	121087407	Victorville	CA	1	—	1,811	1,811	—	—	4	2.960
	121087409	Pompano Beach	FL	1	—	1,727	1,727	—	—	4	2.740
	121087411	Syracyse Utah	UT	1	—	2,434	2,434	—	—	5	2.520
	121087414	Fountain Valley	CA	1	—	5,500	5,500	—	—	23	5.100
	Total Other			44	—	102,614	102,614	—	—	316	3.692

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages (continued)
December 31, 2022
(in thousands, except number of loans and rate)

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

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages
Years Ended December 31, 2024, 2023 and 2022
(in thousands, except rate)

The average gross interest rates on mortgage loans held as of December 31, 2024, 2023 and 2022 are summarized as follows:

	2024	2023	2022
Combined average	4.297%	4.071%	3.692%

(f)  Following is a reconciliation of the carrying amount of mortgage loans for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022

Balance at beginning of period	$96,571	$102,163	$115,947
Additions during period:
Purchases and fundings	5,500	8,418	10,743
Deductions during period:
Collections of principal	(7,222)	(14,084)	(24,569)
Provision for credit loss	30	74	42
Net additions (deductions)	(1,692)	(5,592)	(13,784)
Balance at end of period	$94,879	$96,571	$102,163

(g) The aggregate cost of mortgage loans for federal income tax purposes as of December 31, 2024 was $95,227.

(h) As of December 31, 2024, an unallocated allowance for credit losses on first mortgage loans of $348 is recorded.

Ameriprise Certificate Company
Schedule V — Qualified Assets on Deposit
December 31, 2024 and 2023
(in thousands)

Name of Depositary	December 31, 2024
	Investment Securities	Mortgage Loans (b)	Other (c)	Total
	Bonds and Notes (a)

Deposits with states or their depositories to meet requirements of statutes and agreements:
Illinois - Secretary of State of Illinois	$56	$—	$—	$56
New Jersey - Commissioner of Banking and Insurance of New Jersey	51	—	—	51
Pennsylvania - Treasurer of the State of Pennsylvania	153	—	—	153
Texas - Treasurer of the State of Texas	851	—	—	851
Total State Deposits to meet requirements of statutes and agreements	1,111	—	—	1,111
Total Central Depository - Ameriprise Trust Company	11,823,513	94,879	55,498	11,973,890
Total Deposits	$11,824,624	$94,879	$55,498	11,975,001
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

Ameriprise Certificate Company
Schedule VI — Certificate Reserves
Year Ended December 31, 2024
(in thousands)
Part 1 - Summary of Changes

Description	December 31, 2024
Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
	No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Installment certificates:
Reserves to mature:
Inst I95	650	$—	$8,384	$—	$2,683	$369	$(444)	$(2,712)	$—	655	$—	$8,280
Inst-E	6	—	58	—	17	3	(34)	—	—	5	—	44
Inst-R	159	54,754	1,219	—	297	56	(33)	(278)	—	165	51,744	1,261
Inst-R-E	4	2,451	591	—	68	28	—	(4)	—	3	2,292	683
Total	819	57,205	10,252	—	3,065	456	(511)	(2,994)	—	828	54,036	10,268
Additional credits and accrued interest thereon:
Inst I95	—	—	17	366	—	—	—	—	(369)	—	—	14
Inst-E	—	—	—	2	—	—	—	—	(3)	—	—	(1)
Inst-R	—	—	3	56	—	—	—	—	(56)	—	—	3
Inst-R-E	—	—	—	28	—	—	—	—	(28)	—	—	—
Total	—	—	20	452	—	—	—	—	(456)	—	—	16
Total Installment Certificates	819	57,205	10,272	452	3,065	456	(511)	(2,994)	(456)	828	54,036	10,284

Single Pay - Non Qualified Certificates
Single - Payment certificates:
IC-Flexible Savings (Variable Term) - 165	183,107	8,280,708	8,552,600	—	1,885,302	370,143	(7,906)	(3,813,236)	—	159,643	6,575,440	6,986,903
IC - Stepup - 190	90	4,465	4,660	—	8	63	—	(2,963)	—	67	1,566	1,768
Cash Reserve Variables PMT - 3mo. - 662	58,618	1,068,512	1,079,490	—	1,327,511	15,744	(2,581)	(1,563,878)	—	50,708	844,318	856,286
IC-Stock Market - 180	1,952	11,880	13,700	—	—	775	(1,923)	(4,252)	—	1,229	6,839	8,300
IC-MSC - 181	2,113	32,655	37,178	—	41	1,815	(3,034)	(11,455)	—	1,395	20,721	24,545
IC-Stock1 - 210	4,329	32,141	33,732	—	—	1,824	—	(13,177)	—	3,044	20,221	22,379
IC-Stock2 - 220	692	13,059	13,459	—	—	573	—	(5,874)	—	481	7,714	8,158
IC-Stock3 - 230	1,245	21,020	22,260	—	—	44	—	(3,649)	—	1,025	17,645	18,655
Total	252,146	9,464,440	9,757,079	—	3,212,862	390,981	(15,444)	(5,418,484)	—	217,592	7,494,464	7,926,994
Additional credits and accrued interest thereon:
IC-Flexible Savings	—	—	16,924	374,651	—	—	—	(9,484)	(370,184)	—	—	11,907
IC-Stepup -190	—	—	9	82	—	—	—	(23)	(63)	—	—	5
Cash Reserve Variable Payment-3mo.	—	—	769	19,172	—	—	—	(3,582)	(15,746)	—	—	613
IC-Stk Mkt, 2004/16/31-4000/16	—	—	16	20	—	—	—	(1)	(27)	—	—	8
IC-Stock1 - 210	—	—	34	46	—	—	—	(4)	(54)	—	—	22
IC-Stock2 - 220	—	—	12	19	—	—	—	(1)	(11)	—	—	19
IC-Stock3 - 230	—	—	35	34	—	—	—	—	(1)	—	—	68
IC-MSC	—	—	22	75	—	—	—	(1)	(82)	—	—	14
Total	—	—	17,821	394,099	—	—	—	(13,096)	(386,168)	—	—	12,656
Accrued for additional credits to be allowed at next anniversaries:
SP 75	—	—	(1)	—	—	—	—	—	—	—	—	(1)
IC-Stock	—	—	719	350	—	—	—	(1)	(748)	—	—	320
IC-Stock1 - 210	—	—	1,705	940	—	—	—	(82)	(1,770)	—	—	793
IC-Stock2 - 220	—	—	1,066	183	—	—	—	(3)	(562)	—	—	684
IC-Stock3 - 230	—	—	2,214	360	—	—	—	(5)	(43)	—	—	2,526
IC-Market Strategy Certificate - Part Int 2019/2102/4061	—	—	1,649	866	—	—	—	(30)	(1,733)	—	—	752
Total	—	—	7,352	2,699	—	—	—	(121)	(4,856)	—	—	5,074

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2024
(in thousands)

Description		December 31, 2024
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Total Single Pay - Non Qualified Certificates		252,146	9,464,440	9,782,252	396,798	3,212,862	390,981	(15,444)	(5,431,701)	(391,024)	217,592	7,494,464	7,944,724

R-Series Single Pay - Qualified Certificates
R-77 - 910	3.5	3	9	21	—	—	1	—	(1)	—	2	9	21
R-78 - 911	3.5	3	12	24	—	—	1	—	(5)	—	3	9	20
R-79 - 912	3.5	4	20	38	—	—	1	—	—	—	4	20	39
R-80 - 913	3.5	3	20	36	—	—	1	—	—	—	3	20	37
R-81 - 914	3.5	1	10	19	—	—	1	—	—	—	1	10	20
R-82A - 915	3.5	6	26	31	—	—	1	—	(5)	—	5	22	27
RP-Q - 916		19	23	71	—	—	1	—	(9)	—	17	20	63
R-II - 920	3.5	6	45	49	—	—	2	—	(3)	—	6	43	48
RP-Flexible Savings - 971		72,043	3,089,920	3,188,873	—	687,907	145,517	(2,084)	(1,163,963)	—	66,616	2,695,750	2,856,250
Cash Reserve RP-3 mo. - 972		27,095	423,554	427,784	—	477,579	5,952	(110)	(556,187)	—	24,334	350,253	355,018
RP-Flexible Savings Emp - 973		1	71	85	—	—	—	—	(85)	—	—	—	—
RP-Stock Market - 960		573	5,414	6,097	—	—	343	(996)	(2,041)	—	336	2,882	3,403
RP-Stepup - 940		53	1,448	1,579	—	—	40	—	(557)	—	43	944	1,062
RP-Stock1 - 941		1,228	13,587	14,171	—	—	800	—	(5,508)	—	866	8,648	9,463
RP-Stock2 - 942		332	5,648	5,808	—	—	225	—	(2,481)	—	214	3,376	3,552
RP-Stock3 - 943		744	12,179	12,848	—	—	32	—	(2,150)	—	616	10,246	10,730
Market Strategy Cert - 961		515	11,034	11,836	—	(1)	613	(293)	(2,665)	—	387	8,562	9,490
D-1 990-993		2	309	380	—	3	16	—	(52)	—	2	287	347
Total		102,631	3,563,329	3,669,750	—	1,165,488	153,547	(3,483)	(1,735,712)	—	93,455	3,081,101	3,249,590
Additional Interest on R-Series Single Payment Reserves:
R-77	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-78	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-79	3.5	—	—	(1)	1	—	—	—	1	(1)	—	—	—
R-80	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-81	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-82A	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
RP-Q		—	—	—	1	—	—	—	—	(1)	—	—	—
R-II	3.5	—	—	—	2	—	—	—	—	(2)	—	—	—
RP-Flexible Savings		—	—	6,286	146,220	—	—	—	(2,054)	(145,516)	—	—	4,936
RP-Stepup - 940		—	—	2	40	—	—	—	—	(40)	—	—	2
Cash Reserve RP-3 mo.		—	—	303	7,478	—	—	—	(1,575)	(5,952)	—	—	254
RP-Stock Market		—	—	4	4	—	—	—	(1)	(6)	—	—	1
RP-Stock1		—	—	23	42	—	—	—	(1)	(48)	—	—	16
RP-Stock2		—	—	3	3	—	—	—	—	(2)	—	—	4
RP-Stock3		—	—	21	19	—	—	—	—	—	—	—	40
Market Strategy Cert		—	—	24	54	—	—	—	—	(60)	—	—	18
D-1 - 400		5	5	—	17	—	—	—	(1)	(16)	4	8	—
Total		5	5	6,665	153,886	—	—	—	(3,631)	(151,649)	4	8	5,271
Accrued for additional credits to be allowed at next anniversaries:
RP-Stock Market		—	—	311	138	—	—	—	(1)	(337)	—	—	111
RP-Stock1 - 941		—	—	679	369	—	—	—	(6)	(753)	—	—	289
RP-Stock2 - 942		—	—	478	76	—	—	—	—	(223)	—	—	331
RP-Stock3 - 943		—	—	1,356	241	—	—	—	—	(32)	—	—	1,565

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2024
(in thousands)

Description	December 31, 2024
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Market Strategy Cert		—	—	486	343	—	—	—	(10)	(554)	—	—	265
Total		—	—	3,310	1,167	—	—	—	(17)	(1,899)	—	—	2,561
Total R-Series Single Pay - Qualified Certificates		102,636	3,563,334	3,679,725	155,053	1,165,488	153,547	(3,483)	(1,739,360)	(153,548)	93,459	3,081,109	3,257,422

Optional Settlement Certificates
Other series and conversions from Single Payment Certificates	2.5-3- 3- 3.5	—	—	2,809	73	—	—	(530)	(355)	—	—	—	1,997
Series R-II & RP-2-84 - 88 -Prod 921	3.5	—	—	20	1	—	—	(13)	—	—	—	—	8
Add’l credits and accrued int. thereon	2.5-3	—	—	13	—	—	—	(3)	(2)	—	—	—	8
Accrued for additional credits to be allowed at next anniversaries		—	—	(3)	—	—	—	—	—	—	—	—	(3)
Total Optional Settlement		—	—	2,839	74	—	—	(546)	(357)	—	—	—	2,010
Due to unlocated cert holders		—	—	630	—	—	448	—	(1)	(415)	—	—	662
Total Certificate Reserves (1)		355,601	$13,084,979	$13,475,718	$552,377	$4,381,415	$545,432	$(19,984)	$(7,174,413)	$(545,443)	311,879	$10,629,609	$11,215,102

(1) Total certificate reserves does not include Stock Market Certificates embedded derivatives of $7.3 million and $9.3 million or its intrinsic interest of $(9.7) million and $(14.3) million as of December 31, 2024 and 2023, respectively. These amounts are included in Total certificate reserves.

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2024
(in thousands)
Part 2 - Descriptions of Additions to Reserves Charged to
Other Accounts and Deductions from Reserves Credited to Other Accounts

Year Ended December 31, 2024
Additional credits on installment certificates and accrued interest thereon:
Other additions represent:
Transfers from maturities to extended maturities, additional credits/interest and advance payments	$456

Other deductions represent:
Transfers to reserves on a quarterly basis for installment certificates	$(456)

Single-Payment certificates:
Other additions represent:
Flexible Savings	$370,143
Stepup	63
Cash Reserve-3mo	15,744
Stock Market	775
IC-Stock1	1,824
IC-Stock2	573
IC-Stock3	44
Market Strategy	1,815
RP-Q	1
Cash Reserve-RP-3mo	5,952
Flexible Savings-RP	145,517
Stepup-RP	40
Stock Market-RP	343
RP-Stock1	800
RP-Stock2	225
RP-Stock3	32
Market Strategy-RP	613
Transfers from accruals at anniversaries maintained in a separate reserve account	24
$544,528

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2024
(in thousands)

Year Ended December 31, 2024
Other deductions represent:
Transfers to optional settlement reserves:
Single-Payment	$(5,564)
Transfers to reserves for additional credits and accrued interest thereon	24
Flexible Savings	(370,184)
Stepup	(63)
Cash Reserve-3mo	(15,746)
Stock Market	(27)
Stock1	(54)
Stock2	(11)
Stock3	(1)
Market Strategy Cert	(82)
Cash Reserve-RP-3mo	(5,952)
Flexible Savings-RP	(145,516)
Stepup-RP	(40)
Stock Market-RP	(343)
RP-Stock1	(801)
RP-Stock2	(225)
RP-Stock3	(32)
Transfers to Federal tax withholding	45
$(544,572)

Due to unlocated certificate holders:
Other additions represent:
Amounts equivalent to payments due certificates holders who could not be located	$448

Other deductions represent:
Payments to certificate holders credited to cash	$(415)

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2024
(in thousands)
Part 3 - Information Regarding Installment Certificates

MO’s Paid	Number of Accounts w/Certificate Holders		Amount of Maturity Value		Amount of Reserves		Deduction from Reserves Cash Surrenders Prior to Maturity Surrender	Other Deductions
	2023	2024	2023	2024	2023	2024	2024	2024

1-12	214	116	$6,544	$2,355	$1,215	$352	$17	$—
13-24	212	178	37,848	4,589	2,348	1,557	56	—
25-36	44	200	3,845	35,531	251	2,606	77	—
37-48	33	41	121	2,877	520	431	18	—
49-60	61	31	2,779	109	1,289	403	159	—
61-72	74	57	5,260	2,732	834	1,319	32	—
73-84	47	71	583	5,260	779	833	19	—
85-96	65	41	203	571	1,911	630	93	—
97-108	42	57	22	12	649	1,627	111	—
109-120	27	36	—	—	456	510	56	—
121-132	—	—	—	—	—	—	22	—
TOTAL - ALL SERIES	819	828	$57,205	$54,036	$10,252	$10,268	$660	$—

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

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2023
(in thousands)

Description		December 31, 2023
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Total		—	—	782	9,307	—	—	—	(98)	(2,639)	—	—	7,352
Total Single Pay - Non Qualified Certificates		186,297	6,641,461	6,732,445	348,847	8,034,650	320,729	(12,469)	(5,321,183)	(320,767)	252,146	9,464,440	9,782,252

R-Series Single Pay - Qualified Certificates
R-77 - 910	3.5	9	12	26	—	—	1	—	(6)	—	3	9	21
R-78 - 911	3.5	3	12	23	—	—	1	—	—	—	3	12	24
R-79 - 912	3.5	5	39	71	—	—	1	—	(34)	—	4	20	38
R-80 - 913	3.5	3	21	35	—	—	1	—	—	—	3	20	36
R-81 - 914	3.5	1	10	18	—	—	1	—	—	—	1	10	19
R-82A - 915	3.5	6	26	34	—	—	1	—	(4)	—	6	26	31
RP-Q - 916		22	28	83	—	—	1	—	(13)	—	19	23	71
R-II - 920	3.5	7	57	59	—	—	2	—	(12)	—	6	45	49
RP-Flexible Savings - 971		44,721	1,829,220	1,853,303	—	2,050,512	107,948	(2,206)	(820,684)	—	72,043	3,089,920	3,188,873
Cash Reserve RP-3 mo. - 972		29,200	643,893	645,714	—	631,526	8,529	(91)	(857,894)	—	27,095	423,554	427,784
RP-Flexible Savings Emp - 973		1	71	83	—	—	2	—	—	—	1	71	85
RP-Stock Market - 960		866	8,225	9,154	—	4	214	(497)	(2,778)	—	573	5,414	6,097
RP-Stepup - 940		78	2,127	2,262	—	—	48	—	(731)	—	53	1,448	1,579
RP-Stock1 - 941		1,577	16,581	17,127	—	2,369	403	—	(5,728)	—	1,228	13,587	14,171
RP-Stock2 - 942		421	7,292	7,551	—	1,322	16	—	(3,081)	—	332	5,648	5,808
RP-Stock3 - 943		948	12,506	13,208	—	2,753	224	—	(3,337)	—	744	12,179	12,848
Market Strategy Cert - 961		680	14,926	15,944	—	42	303	(437)	(4,016)	—	515	11,034	11,836
D-1 990-993		2	801	894	—	—	28	—	(542)	—	2	309	380
Total		78,550	2,535,847	2,565,589	—	2,688,528	117,724	(3,231)	(1,698,860)	—	102,631	3,563,329	3,669,750
Additional Interest on R-Series Single Payment Reserves:
R-77	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-78	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-79	3.5	—	—	—	1	—	—	—	(1)	(1)	—	—	(1)
R-80	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-81	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-82A	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
RP-Q		—	—	—	2	—	—	—	—	(2)	—	—	—
R-II	3.5	—	—	—	2	—	—	—	—	(2)	—	—	—
RP-Flexible Savings		—	—	2,380	113,049	—	—	—	(1,196)	(107,947)	—	—	6,286
RP-Stepup - 940		—	—	2	48	—	—	—	—	(48)	—	—	2
Cash Reserve RP-3 mo.		—	—	374	10,646	—	—	—	(2,188)	(8,529)	—	—	303
RP-Flexible Savings Emp		—	—	—	2	—	—	—	—	(2)	—	—	—
RP-Stock Market		—	—	2	7	—	—	—	(1)	(4)	—	—	4
RP-Stock1		—	—	5	38	—	—	—	(1)	(19)	—	—	23
RP-Stock2		—	—	1	3	—	—	—	—	(1)	—	—	3
RP-Stock3		—	—	4	19	—	—	—	—	(2)	—	—	21
Market Strategy Cert		—	—	4	48	—	—	—	—	(28)	—	—	24
D-1 - 400		7	7	—	32	—	—	—	(4)	(28)	5	5	—
Total		7	7	2,772	123,902	—	—	—	(3,391)	(116,618)	5	5	6,665
Accrued for additional credits to be allowed at next anniversaries:
RP-Stock Market		—	—	27	494	—	—	—	—	(210)	—	—	311
RP-Stock1 - 941		—	—	52	1,016	—	—	—	(4)	(385)	—	—	679

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2023
(in thousands)

Description	December 31, 2023
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

RP-Stock2 - 942		—	—	18	475	—	—	—	—	(15)	—	—	478
RP-Stock3 - 943		—	—	255	1,323	—	—	—	—	(222)	—	—	1,356
Market Strategy Cert		—	—	31	737	—	—	—	(6)	(276)	—	—	486
Total		—	—	383	4,045	—	—	—	(10)	(1,108)	—	—	3,310
Total R-Series Single Pay - Qualified Certificates		78,557	2,535,854	2,568,744	127,947	2,688,528	117,724	(3,231)	(1,702,261)	(117,726)	102,636	3,563,334	3,679,725

Optional Settlement Certificates
Other series and conversions from Single Payment Certificates	2.5-3- 3- 3.5	—	—	3,761	103	—	1	(718)	(338)	—	—	—	2,809
Series R-II & RP-2-84 - 88 -Prod 921	3.5	—	—	19	1	—	—	—	—	—	—	—	20
Add’l credits and accrued int. thereon	2.5-3	—	—	17	1	—	—	(4)	(1)	—	—	—	13
Accrued for additional credits to be allowed at next anniversaries		—	—	(2)	—	—	—	—	—	(1)	—	—	(3)
Total Optional Settlement		—	—	3,795	105	—	1	(722)	(339)	(1)	—	—	2,839
Due to unlocated cert holders		—	—	433	—	—	451	—	—	(254)	—	—	630
Total Certificate Reserves (1)		265,604	$9,234,365	$9,313,830	$477,302	$10,727,887	$439,301	$(16,779)	$(7,026,679)	$(439,144)	355,601	$13,084,979	$13,475,718

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

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2022
(in thousands)

Description		December 31, 2022
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

IC-Stock3 - 230		—	—	2,061	(31)	—	—	—	—	(1,620)	—	—	410
IC-Market Strategy Certificate - Part Int 2019/2102/4061		—	—	110	60	—	—	—	(1)	(42)	—	—	127
Total		—	—	2,559	103	—	—	—	(4)	(1,876)	—	—	782
Total Single Pay - Non Qualified Certificates		140,564	3,669,282	3,751,650	38,249	6,120,507	31,415	(13,027)	(3,164,928)	(31,421)	186,297	6,641,461	6,732,445

R-Series Single Pay - Qualified Certificates
R-77 - 910	3.5	3	12	25	—	—	1	—	—	—	9	12	26
R-78 - 911	3.5	3	12	22	—	—	1	—	—	—	3	12	23
R-79 - 912	3.5	5	39	69	—	—	2	—	—	—	5	39	71
R-80 - 913	3.5	3	21	34	—	—	1	—	—	—	3	21	35
R-81 - 914	3.5	1	10	17	—	—	1	—	—	—	1	10	18
R-82A - 915	3.5	6	29	37	—	—	1	—	(4)	—	6	26	34
RP-Q - 916		25	33	101	—	—	—	—	(18)	—	22	28	83
R-II - 920	3.5	8	63	64	—	—	2	—	(7)	—	7	57	59
RP-Flexible Savings - 971		25,455	660,294	682,886	—	1,459,190	10,606	(1,437)	(297,942)	—	44,721	1,829,220	1,853,303
Cash Reserve RP-3 mo. - 972		29,957	762,247	764,093	—	704,980	1,109	(74)	(824,394)	—	29,200	643,893	645,714
RP-Flexible Savings Emp - 973		1	71	83	—	—	—	—	—	—	1	71	83
RP-Stock Market - 960		1,203	11,668	13,098	—	4	8	(408)	(3,548)	—	866	8,225	9,154
RP-Stepup - 940		107	3,119	3,291	—	—	26	—	(1,055)	—	78	2,127	2,262
RP-Stock1 - 941		2,314	23,580	24,487	—	3,073	20	—	(10,453)	—	1,577	16,581	17,127
RP-Stock2 - 942		569	9,218	9,560	—	1,710	116	—	(3,835)	—	421	7,292	7,551
RP-Stock3 - 943		1,208	16,422	17,075	—	3,086	1,078	—	(8,031)	—	948	12,506	13,208
Market Strategy Cert - 961		916	19,788	21,290	—	466	16	(105)	(5,723)	—	680	14,926	15,944
D-1 990-993		2	761	847	—	109	11	—	(73)	—	2	801	894
Total		61,786	1,507,387	1,537,079	—	2,172,618	12,999	(2,024)	(1,155,083)	—	78,550	2,535,847	2,565,589
Additional Interest on R-Series Single Payment Reserves:
R-77	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-78	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-79	3.5	—	—	—	2	—	—	—	—	(2)	—	—	—
R-80	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-81	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-82A	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-II	3.5	—	—	—	2	—	—	—	—	(2)	—	—	—
RP-Flexible Savings		—	—	51	13,017	—	—	—	(82)	(10,606)	—	—	2,380
RP-Stepup - 940		—	—	1	27	—	—	—	—	(26)	—	—	2
Cash Reserve RP-3 mo.		—	—	3	1,829	—	—	—	(349)	(1,109)	—	—	374
RP-Stock Market		—	—	1	2	—	—	—	—	(1)	—	—	2
RP-Stock1		—	—	2	7	—	—	—	—	(4)	—	—	5
RP-Stock2		—	—	2	1	—	—	—	—	(2)	—	—	1
RP-Stock3		—	—	21	5	—	—	—	—	(22)	—	—	4
Market Strategy Cert		—	—	2	7	—	—	—	—	(5)	—	—	4
D-1 - 400		7	7	—	12	—	—	—	(1)	(11)	7	7	—
Total		7	7	83	14,916	—	—	—	(432)	(11,795)	7	7	2,772
Accrued for additional credits to be allowed at next anniversaries:
RP-Stock Market		—	—	20	14	—	—	—	—	(7)	—	—	27

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2022
(in thousands)

Description	December 31, 2022
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

RP-Stock1 - 941		—	—	47	21	—	—	—	—	(16)	—	—	52
RP-Stock2 - 942		—	—	142	(10)	—	—	—	—	(114)	—	—	18
RP-Stock3 - 943		—	—	1,326	(15)	—	—	—	—	(1,056)	—	—	255
Market Strategy Cert		—	—	29	14	—	—	—	—	(12)	—	—	31
Total		—	—	1,564	24	—	—	—	—	(1,205)	—	—	383
Total R-Series Single Pay - Qualified Certificates		61,793	1,507,394	1,538,726	14,940	2,172,618	12,999	(2,024)	(1,155,515)	(13,000)	78,557	2,535,854	2,568,744

Optional Settlement Certificates
Other series and conversions from Single Payment Certificates	2.5- 3- 3- 3.5	—	—	4,317	127	—	1	(460)	(224)	—	—	—	3,761
Series R-II & RP-2-84 - 88 -Prod 921	3.5	—	—	18	1	—	—	—	—	—	—	—	19
Add’l credits and accrued int. thereon	2.5-3	—	—	20	1	—	—	(2)	(1)	(1)	—	—	17
Accrued for additional credits to be allowed at next anniversaries		—	—	(1)	—	—	—	—	—	(1)	—	—	(2)
Total Optional Settlement		—	—	4,354	129	—	1	(462)	(225)	(2)	—	—	3,795
Due to unlocated cert holders		—	—	429	—	—	274	—	—	(270)	—	—	433
Total Certificate Reserves (1)		202,950	$5,197,605	$5,301,271	$53,437	$8,297,633	$44,797	$(15,883)	$(4,322,626)	$(44,799)	265,604	$9,234,365	$9,313,830

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

Ameriprise Certificate Company
Schedule VII — Valuation and Qualifying Accounts
Years Ended December 31, 2024, 2023 and 2022
(in thousands)

Reserves deducted from assets to which they apply	Year Ended December 31, 2024
	Balance at beginning of period	Change in allowance/ writedowns from 2023 to 2024	Balance at end of period
Allowance for credit losses:
Conventional first mortgage loans and other loans	$1,333	$(624)	$709

Reserves deducted from assets to which they apply	Year Ended December 31, 2023
	Balance at beginning of period	Change in allowance/ writedowns from 2022 to 2023	Balance at end of period
Allowance for losses:
Conventional first mortgage loans and other loans	$1,472	$(139)	$1,333

Reserves deducted from assets to which they apply	Year Ended December 31, 2022
	Balance at beginning of period(1)	Change in allowance/ writedowns from 2021 to 2022	Balance at end of period
Allowance for losses:
Conventional first mortgage loans and other loans	$1,518	$(46)	$1,472