Form 10-Q
period 2025-03-31
AMERIPRISE CERTIFICATE CO
filed 2025-05-02
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	811-00002

AMERIPRISE CERTIFICATE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	41-6009975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $10 per share)	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at May 2, 2025
Common Stock (par value $10 per share)	150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Index
AMERIPRISE CERTIFICATE COMPANY
FORM 10-Q

Index
AMERIPRISE CERTIFICATE COMPANY
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Investment income	$147,976	$201,196
Investment expenses	12,575	12,735
Net investment income before provision for certificate reserves and income taxes	135,401	188,461
Net provision for certificate reserves	107,236	153,230
Net investment income before income taxes	28,165	35,231
Income tax expense	6,890	7,919
Net investment income, after-tax	21,275	27,312

Net realized gain (loss) on investments before income taxes	2,402	(544)
Income tax expense (benefit)	504	(114)
Net realized gain (loss) on investments, after-tax	1,898	(430)
Net income	$23,173	$26,882

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net income	$23,173	$26,882
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period	6,820	4,584
Reclassification of net (gains) losses on securities included in net income	(1,914)	(69)
Total other comprehensive income (loss), net of tax	4,906	4,515
Total comprehensive income (loss)	$28,079	$31,397

See Notes to Consolidated Financial Statements.

Index
AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2025	December 31, 2024
	(in thousands, except share data)
Assets
Qualified Assets
Cash and cash equivalents	$852,571	$823,843
Investments in unaffiliated issuers (allowance for credit losses: 2025, $4,269; 2024, $4,378)	10,561,518	11,110,907
Receivables	33,247	37,305
Derivative assets	7,422	12,858
Total qualified assets	11,454,758	11,984,913
Deferred taxes, net	15,532	15,854
Taxes receivable from parent	—	677
Due from related party	8	—
Other assets	14	29
Total assets	$11,470,312	$12,001,473

Liabilities and Shareholder’s Equity
Liabilities
Certificate reserves	$10,684,531	$11,212,674
Due to related party	16,628	18,087
Taxes payable to parent	7,483	24
Payables to brokers, dealers and clearing organizations	132,514	118,384
Derivative liabilities	4,537	9,213
Other liabilities	53,285	41,836
Total liabilities	10,898,978	11,400,218

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	598,362	612,167
Retained earnings	9,096	30,118
Accumulated other comprehensive income (loss), net of tax	(37,624)	(42,530)
Total shareholder’s equity	571,334	601,255
Total liabilities and shareholder’s equity	$11,470,312	$12,001,473

See Notes to Consolidated Financial Statements.

Index
AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
				Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Un-appropriated
	(in thousands, except share data)

Balance at January 1, 2025	150,000	$1,500	$612,167	$2,635	$15	$27,468	$(42,530)	$601,255
Net income	—	—	—	—	—	23,173	—	23,173
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	4,906	4,906
Transfers between appropriated and unappropriated, net	—	—	—	(1,113)	—	1,113	—	—
Dividend to parent	—	—	—	—	—	(44,195)	—	(44,195)
Return of capital to parent	—	—	(13,805)	—	—	—	—	(13,805)
Balance at March 31, 2025	150,000	$1,500	$598,362	$1,522	$15	$7,559	$(37,624)	$571,334

Balance at January 1, 2024	150,000	$1,500	$612,167	$27,031	$15	$121,732	$(73,087)	$689,358
Net income	—	—	—	—	—	26,882	—	26,882
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	4,515	4,515
Transfers between appropriated and unappropriated, net	—	—	—	(9,175)	—	9,175	—	—
Dividend to parent	—	—	—	—	—	(37,000)	—	(37,000)
Balance at March 31, 2024	150,000	$1,500	$612,167	$17,856	$15	$120,789	$(68,572)	$683,755

See Notes to Consolidated Financial Statements.

Index
AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cash Flows from Operating Activities
Net income	$23,173	$26,882
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, accretion of discounts, net	(29,540)	(41,922)
Deferred income tax expense (benefit)	(1,219)	(2,716)
Net realized (gain) loss on Available-for-Sale securities	(2,399)	(87)
Other net realized (gain) loss	106	(1)
Provision for credit losses	(108)	632
Changes in operating assets and liabilities:
Dividends and interest receivable	34,323	29,784
Certificate reserves, net	(2,221)	258
Taxes payable to/receivable from parent, net	8,136	10,588
Derivatives, net of collateral	(265)	735
Other liabilities	(2,495)	(12,901)
Other receivables	(63)	103
Other, net	(235)	(1,736)
Net cash provided by (used in) operating activities	27,193	9,619

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	682,903	—
Maturities, redemptions, calls and other	2,475,111	2,384,519
Purchases	(2,591,591)	(2,152,047)
Syndicated loans and commercial mortgage loans:
Sales, maturities and repayments	8,078	6,415
Purchases and fundings	(2,857)	(3,029)
Certificate loans, net	2	11
Net cash provided by (used in) investing activities	571,646	235,869

Cash Flows from Financing Activities
Payments from certificate holders and other additions	961,066	1,655,857
Certificate maturities and cash surrenders	(1,473,177)	(1,873,838)
Dividend to parent	(44,195)	(37,000)
Return of capital to parent	(13,805)	—
Net cash provided by (used in) financing activities	(570,111)	(254,981)

Net increase (decrease) in cash and cash equivalents	28,728	(9,493)
Cash and cash equivalents at beginning of period	823,843	913,063
Cash and cash equivalents at end of period	$852,571	$903,570

Supplemental disclosures:
Income taxes paid (received), net	$323	$250
Interest paid	101,822	154,701

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
The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair statement of the consolidated results of operations and financial position for the interim periods have been made. All adjustments made were of a normal recurring nature.
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the ACC’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on February 20, 2025 (“2024 10-K”).
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
2.  Recent Accounting Pronouncements
Future Adoption of New Accounting Standards
Income Taxes – Improvements to Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, updating the accounting standards related to income tax disclosures, primarily focused on the disaggregation of income taxes paid and the rate reconciliation table. The standard is to be applied prospectively with an option for retrospective application and is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is assessing changes to the income tax-related disclosures resulting from the standard. The adoption of the standard will not have an impact on the Company’s consolidated results of operations and financial condition as the standard is disclosure-related only.
Expenses – Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, requiring public business entities to disclose disaggregated information about certain income statement expense line items. The disaggregated disclosures are required to be in the footnotes to the consolidated financial statements on an annual and interim basis. The standard is to be applied prospectively, with an option for retrospective application and is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is assessing changes to footnote disclosures resulting from the standard. The adoption of the standard will not have an impact on the Company’s consolidated results of operations and financial condition as the standard is disclosure-related only.
3.  Investments
Investments in unaffiliated issuers were as follows:

	March 31, 2025	December 31, 2024
	(in thousands)
Available-for-Sale securities: Fixed maturities, at fair value (allowance for credit losses: 2025, $3,644; 2024, 3,669; amortized cost: 2025, $10,471,676; 2024, $11,022,239)	$10,416,398	$10,960,489
Commercial mortgage loans and syndicated loans, at cost (allowance for credit losses: 2025, $625; 2024, $709; fair value: 2025, $144,175; 2024, $148,635)	145,080	150,377
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	40	41
Total	$10,561,518	$11,110,907

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Available-for-Sale securities distributed by type were as follows:

Description of Securities	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Corporate debt securities	$351,125	$963	$(2)	$—	$352,086
Residential mortgage backed securities	5,942,655	21,433	(68,292)	—	5,895,796
Commercial mortgage backed securities	717,626	1,123	(10,726)	(3,644)	704,379
Asset backed securities	1,048,636	4,121	(372)	—	1,052,385
State and municipal obligations	1,000	—	(18)	—	982
U.S. government and agency obligations	2,410,634	191	(55)	—	2,410,770
Total	$10,471,676	$27,831	$(79,465)	$(3,644)	$10,416,398

Description of Securities	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Corporate debt securities	$648,415	$1,488	$(25)	—	649,878
Residential mortgage backed securities	4,791,475	20,340	(83,512)	—	4,728,303
Commercial mortgage backed securities	1,451,843	6,125	(13,693)	(3,669)	1,440,606
Asset backed securities	1,542,013	9,411	(74)	—	1,551,350
State and municipal obligations	1,000	—	(24)	—	976
U.S. government and agency obligations	2,587,493	1,889	(6)	—	2,589,376
Total	$11,022,239	$39,253	$(97,334)	$(3,669)	$10,960,489
As of March 31, 2025 and December 31, 2024, accrued interest of $29.4 million and $33.6 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Receivables.
As of March 31, 2025 and December 31, 2024, fixed maturity securities comprised approximately 91% and 92%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. As of both March 31, 2025 and December 31, 2024, $11.3 million worth of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC.
A summary of fixed maturity securities by rating was as follows:

Ratings	March 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$6,606,477	$6,579,805	63%	$6,804,159	$6,774,959	62%
AA	3,360,305	3,339,046	32	3,391,016	3,365,011	31
A	148,984	147,723	2	208,762	205,938	2
BBB	342,501	340,188	3	604,577	604,676	5
Below investment grade	13,409	9,636	—	13,725	9,905	—
Total fixed maturities	$10,471,676	$10,416,398	100%	$11,022,239	$10,960,489	100%
As of both March 31, 2025 and December 31, 2024, approximately 93% of securities rated AA were GNMA, FNMA and FHLMC mortgage backed securities. As of March 31, 2025, no holdings of any issuer were greater than 10% of the Company’s total equity. As of December 31, 2024, ACC had three issuers with holdings totaling $252.0 million that individually were between 10% and 16% of total shareholder’s equity. There were no other holdings of any other issuer greater than 10% of total shareholder’s equity as of March 31, 2025 and December 31, 2024.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	March 31, 2025
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Corporate debt securities	2	$15,249	$(2)	—	$—	$—	2	$15,249	$(2)
Residential mortgage backed securities	32	1,040,840	(1,942)	236	1,986,080	(66,350)	268	3,026,920	(68,292)
Commercial mortgage backed securities	9	176,842	(252)	18	378,215	(10,474)	27	555,057	(10,726)
Asset backed securities	9	177,079	(349)	3	4,261	(23)	12	181,340	(372)
State and municipal obligations	—	—	—	1	982	(18)	1	982	(18)
U.S. government and agency obligations	7	687,270	(55)	—	—	—	7	687,270	(55)
Total	59	$2,097,280	$(2,600)	258	$2,369,538	$(76,865)	317	$4,466,818	$(79,465)

Description of Securities	December 31, 2024
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Corporate debt securities	6	$52,483	$(16)	2	$14,454	$(9)	8	$66,937	$(25)
Residential mortgage backed securities	34	697,028	(3,578)	248	2,076,153	(79,934)	282	2,773,181	(83,512)
Commercial mortgage backed securities	3	65,859	(120)	46	564,586	(13,573)	49	630,445	(13,693)
Asset backed securities	1	34,994	(6)	4	7,730	(68)	5	42,724	(74)
State and municipal obligations	—	—	—	1	976	(24)	1	976	(24)
U.S. government and agency obligations	1	99,979	(6)	—	—	—	1	99,979	(6)
Total	45	$950,343	$(3,726)	301	$2,663,899	$(93,608)	346	$3,614,242	$(97,334)
As part of ACC’s ongoing monitoring process, management determined that the decrease in gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the three months ended March 31, 2025 is primarily attributable to the impact of lower interest rates. As of March 31, 2025, ACC did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. ACC does not intend to sell these securities and does not believe that it is more likely than not that ACC will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of both March 31, 2025 and December 31, 2024, approximately 96% of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
As of both March 31, 2025, and December 31, 2024, the allowance for credit losses on Available-for-Sale securities was $3.6 million. The Company established this allowance during the year ended December 31, 2024 related to one commercial mortgage backed security with a recent downgrade.
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

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following table presents rollforwards of the net unrealized gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss) (“AOCI”):

	Net Unrealized Gains (Losses) on Securities	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Gains (Losses) on Securities
	(in thousands)
Balance at January 1, 2025	$(58,081)	$15,551	$(42,530)
Net unrealized gains (losses) on securities arising during the period (1)	8,870	(2,050)	6,820
Reclassification of net (gains) losses on securities included in net income (2)	(2,423)	509	(1,914)
Balance at March 31, 2025	$(51,634)	$14,010	$(37,624)

Balance at January 1, 2024	$(98,326)	$25,239	$(73,087)
Net unrealized gains (losses) on securities arising during the period (1)	6,025	(1,441)	4,584
Reclassification of net (gains) losses on securities included in net income (2)	(87)	18	(69)
Balance at March 31, 2024	$(92,388)	$23,816	$(68,572)
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
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net realized gain (loss) on investments before income taxes were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Gross realized investment gains	$5,818	$93
Gross realized investment losses	(3,419)	(6)
Credit reversals	24	—
Total	$2,423	$87
Available-for-Sale securities by contractual maturity as of March 31, 2025 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$2,752,756	$2,753,746
Due after one year through five years	10,003	10,092
	2,762,759	2,763,838
Residential mortgage backed securities	5,942,655	5,895,796
Commercial mortgage backed securities	717,626	704,379
Asset backed securities	1,048,636	1,052,385
Total	$10,471,676	$10,416,398
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
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses:

Commercial Loans
(in thousands)
Balance at January 1, 2025	$709
Provisions	(84)
Balance at March 31, 2025	$625

Balance at January 1, 2024	$1,333
Provisions	632
Charge-offs	(1,060)
Balance at March 31, 2024	$905
As of March 31, 2025 and December 31, 2024, accrued interest on commercial loans was $746 thousand and $762 thousand, respectively, and is recorded in Receivables and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended March 31, 2025 and 2024, ACC purchased $2.9 million and $428 thousand, respectively, of syndicated loans, and sold $1.4 million and $71 thousand, respectively, of syndicated loans.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
There were no nonperforming loans as of both March 31, 2025 and December 31, 2024. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. There were no commercial mortgage loans which management has assigned its highest risk rating as of both March 31, 2025 and December 31, 2024. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both March 31, 2025 and December 31, 2024.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	March 31, 2025
Loan-to-Value Ratio	2025	2024	2023	2022	2021	Prior	Total
	(in thousands)
> 100%	$—	$—	$—	$—	$—	$—	$—
80% - 100%	—	—	—	—	—	—	—
60% - 80%	—	2,567	—	5,315	—	8,597	16,479
40% - 60%	—	—	4,000	—	1,606	14,511	20,117
< 40%	—	2,872	3,636	1,288	7,307	41,681	56,784
Total	$—	$5,439	$7,636	$6,603	$8,913	$64,789	$93,380

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
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type. For the three months ended March 31, 2025, write-offs of commercial mortgage loans were not material.
In addition, ACC reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
	(in thousands)
East North Central	$7,071	$7,306	8%	8%
East South Central	4,954	5,068	5	5
Middle Atlantic	14,302	14,540	15	15
Mountain	8,267	8,366	9	9
New England	6,004	6,066	7	6
Pacific	30,001	30,598	32	32
South Atlantic	12,382	12,513	13	13
West North Central	2,328	2,549	2	3
West South Central	8,071	8,221	9	9
Total	$93,380	$95,227	100%	100%
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
	(in thousands)
Apartments	$28,431	$28,980	30%	30%
Industrial	24,004	24,515	26	26
Mixed use	9,456	9,592	10	10
Office	10,324	10,530	11	11
Retail	12,716	13,090	14	14
Other	8,449	8,520	9	9
Total	$93,380	$95,227	100%	100%
Syndicated Loans
The investment in syndicated loans as of March 31, 2025 and December 31, 2024 was $52.3 million and $55.9 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. There were no syndicated loans past due as of both March 31, 2025 and December 31, 2024. ACC assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality. For the three months ended March 31, 2025, write-offs of syndicated loans were not material.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	March 31, 2025
Internal Risk Rating	2025	2024	2023	2022	2021	Prior	Total
	(in thousands)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	68	—	—	1,912	1,980
Risk 3	2,625	907	835	—	845	607	5,819
Risk 2	3,214	14,492	4,010	—	1,492	3,205	26,413
Risk 1	1,962	10,334	4,865	—	—	953	18,114
Total	$7,801	$25,733	$9,778	$—	$2,337	$6,677	$52,326

	December 31, 2024
Internal Risk Rating	2024	2023	2022	2021	2020	Prior	Total
	(in thousands)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	144	—	—	—	1,914	2,058
Risk 3	904	872	—	3,592	610	1,346	7,324
Risk 2	19,450	4,015	—	1,499	419	2,789	28,172
Risk 1	10,779	4,875	—	1,289	1,362	—	18,305
Total	$31,133	$9,906	$—	$6,380	$2,391	$6,049	$55,859
Certificate Loans
Certificate loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to certificate loans, ACC does not record an allowance for credit losses.
Modifications with Borrowers Experiencing Financial Difficulty
Modifications of financing receivables with borrowers experiencing financial difficulty by ACC were not material for the three months ended March 31, 2025 and 2024.
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

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$524,991	$320,743	$—	$845,734
Available-for-Sale securities:
Corporate debt securities	—	340,773	11,313	352,086
Residential mortgage backed securities	—	5,895,796	—	5,895,796
Commercial mortgage backed securities	—	704,379	—	704,379
Asset backed securities	—	1,010,299	42,086	1,052,385
State and municipal obligations	—	982	—	982
U.S. government and agency obligations	2,410,770	—	—	2,410,770
Total Available-for-Sale securities	2,410,770	7,952,229	53,399	10,416,398
Equity derivative contracts	20	7,402	—	7,422
Total assets at fair value	$2,935,781	$8,280,374	$53,399	$11,269,554

Liabilities
Stock market certificate embedded derivatives	$—	$5,902	$—	$5,902
Equity derivative contracts	—	4,537	—	4,537
Total liabilities at fair value	$—	$10,439	$—	$10,439

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$802,385	$—	$802,385
Available-for-Sale securities:
Corporate debt securities	—	638,624	11,254	649,878
Residential mortgage backed securities	—	4,728,303	—	4,728,303
Commercial mortgage backed securities	—	1,440,606	—	1,440,606
Asset backed securities	—	1,501,350	50,000	1,551,350
State and municipal obligations	—	976	—	976
U.S. government and agency obligations	2,589,376	—	—	2,589,376
Total Available-for-Sale securities	2,589,376	8,309,859	61,254	10,960,489
Equity derivative contracts	—	12,858	—	12,858
Total assets at fair value	$2,589,376	$9,125,102	$61,254	$11,775,732

Liabilities
Stock market certificate embedded derivatives	$—	$7,250	$—	$7,250
Equity derivative contracts	12	9,201	—	9,213
Total liabilities at fair value	$12	$16,451	$—	$16,463

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance at January 1, 2025	$11,254	$50,000	$61,254
Total gains (losses) included in:
Net income	87	—	87	(1)
Other comprehensive income (loss)	(28)	—	(28)
Settlements	—	(7,914)	(7,914)
Balance at March 31, 2025	$11,313	$42,086	$53,399

Changes in unrealized gains (losses) in net income relating to assets held at March 31, 2025	$87	$—	$87	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at March 31, 2025	$(28)	$—	$(28)

	Available-for-Sale Securities
	Corporate Debt Securities	Total
	(in thousands)
Balance at January 1, 2024	$17,854	$17,854
Total gains (losses) included in:
Net income	97	97	(1)
Other comprehensive income (loss)	(60)	(60)
Balance at March 31, 2024	$17,891	$17,891

Changes in unrealized gains (losses) in net income relating to assets held at March 31, 2024	$97	$97	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at March 31, 2024	$(60)	$(60)
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets:

	March 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$11,310	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%	1.0%

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$11,251	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%	1.0%
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

Index
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
Assets
Cash Equivalents
Cash equivalents include time deposits and other highly liquid investments with original or remaining maturities at the time of purchase of 90 days or less. Actively traded money market funds are measured at their NAV and classified as Level 1. U.S. Treasuries are also classified as Level 1. ACC’s remaining cash equivalents are classified as Level 2 and measured at amortized cost, which is a reasonable estimate of fair value because of the short time between the purchase of the instrument and its expected realization.
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
Derivatives
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both March 31, 2025 and December 31, 2024. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
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

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Derivatives
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both March 31, 2025 and December 31, 2024. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
During the reporting periods, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	March 31, 2025
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$52,006	$—	$51,977	$—	$51,977
Commercial mortgage loans	93,075	—	—	92,198	92,198
Certificate loans	40	—	40	—	40
Financial Liabilities
Certificate reserves	$10,678,629	$—	$—	$10,652,742	$10,652,742

	December 31, 2024
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$55,498	$—	$55,292	$395	$55,687
Commercial mortgage loans	94,879	—	—	92,948	92,948
Certificate loans	41	—	41	—	41
Financial Liabilities
Certificate reserves	$11,205,424	$—	$—	$11,183,366	$11,183,366
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	March 31, 2025
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$7,402	$—	$7,402	$(4,537)	$(2,851)	$14
Exchange-traded	20	—	20	—	—	20
Total	$7,422	$—	$7,422	$(4,537)	$(2,851)	$34

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
The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	March 31, 2025
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$4,537	$—	$4,537	$(4,537)	$—	$—
Total	$4,537	$—	$4,537	$(4,537)	$—	$—

	December 31, 2024
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$9,201	$—	$9,201	$(9,201)	$—	$—
Exchange-traded	12	—	12	—	—	12
Total	$9,213	$—	$9,213	$(9,201)	$—	$12
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

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
ACC uses derivatives as economic hedges of equity risk related to SMC. ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	March 31, 2025			December 31, 2024
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Equity contracts (1)	$140,000	$7,422	$4,537	$146,765	$12,858	$9,213
Embedded derivatives
Stock market certificates (2)	N/A	—	5,902	N/A	—	7,250
Total derivatives	$140,000	$7,422	$10,439	$146,765	$12,858	$16,463
N/A Not applicable
(1) The gross fair value of equity contracts is included in Derivative assets and Derivative liabilities.
(2) The gross fair value of SMC embedded derivatives is included in Certificate reserves.
See Note 5 for additional information regarding ACC’s fair value measurement of derivative instruments.
As of March 31, 2025 and December 31, 2024, investment securities with a fair value of $352 thousand and $367 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended March 31,
		2025	2024
		(in thousands)
Equity contracts
Stock market certificates	Net provision for certificate reserves	$(520)	$1,271
Stock market certificates embedded derivatives	Net provision for certificate reserves	536	(1,197)
Total		$16	$74
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
8.  Contingencies
The level of regulatory activity in the financial services industry remains elevated. From time to time, ACC receives requests for information from, and/or has been subject to examination by, both the SEC and the Minnesota Department of Commerce concerning its business activities and practices.
ACC may in the normal course of business be a party to legal proceedings which include regulatory inquiries, arbitration or litigation, including class actions, concerning matters arising in connection with the conduct of its activities. ACC cannot predict with certainty

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
if, how, or when any such proceedings will be initiated or resolved. ACC believes that it is not a party to, nor are any of its properties the subject of, any pending legal, regulatory or arbitration proceedings that are reasonably likely to have a material adverse effect on ACC’s results of operations, financial condition or liquidity. Notwithstanding the foregoing, it is possible that the outcome of any such legal, arbitration or regulatory proceedings could have a material impact on ACC’s results of operations, financial condition or liquidity in any particular reporting period as the proceedings are resolved.
9.  Shareholder’s Equity
ACC paid dividends to Ameriprise Financial of $44.2 million and $37.0 million, during the three months ended March 31, 2025 and 2024, respectively.
ACC returned contributed capital to Ameriprise Financial of $13.8 million and nil during the three months ended March 31, 2025 and 2024, respectively. ACC continued to maintain compliance with the capital requirements of the SEC and the Minnesota Department of Commerce during the three months ended March 31, 2025 .
ACC did not receive any cash contributions from Ameriprise Financial during three months ended March 31, 2025 and 2024.
10.  Income Taxes
ACC’s effective tax rate was 24.2% and 22.5% for the three months ended March 31, 2025 and 2024, respectively.
The effective tax rate for the three months ended March 31, 2025 was higher than the statutory rate primarily as a result of an increase in state income taxes, net of federal benefit.
The effective tax rate for the three months ended March 31, 2024 was higher than the statutory rate primarily as a result of state income taxes, net of federal benefit, partially offset by a decrease in unrecognized tax benefits.
The higher effective tax rate for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily the result of an increase in unrecognized tax benefits.
ACC is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Based on analysis of ACC’s tax position, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of both March 31, 2025 and December 31, 2024.
As of March 31, 2025 and December 31, 2024, ACC had $3.6 million and $3.3 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $2.8 million and $2.6 million, net of federal tax benefits, of unrecognized tax benefits as of March 31, 2025 and December 31, 2024, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. ACC estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $245 thousand in the next 12 months primarily due to state statutes of limitations expirations.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized a net increase of $49 thousand and $40 thousand in interest and penalties for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, ACC had a payable of $552 thousand and $503 thousand, respectively, related to accrued interest and penalties.
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

Index
AMERIPRISE CERTIFICATE COMPANY
ITEM 2.  MANAGEMENT’S NARRATIVE ANALYSIS
The following information should be read in conjunction with Ameriprise Certificate Company’s (“ACC’s”) Consolidated Financial Statements and Notes presented in Part I, Item 1. The following discussion may contain forward-looking statements that reflect ACC’s plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below under “Forward-Looking Statements.” ACC believes it is useful to read its management’s narrative analysis in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on February 20, 2025 (“2024 10-K”), as well as its quarterly reports on Form 10-Q and any current reports on Form 8-K.
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
Macroeconomic Environment
ACC operates its business in the broader context of the macroeconomic forces around it, including the global and U.S. economies, changes in interest and inflation rates, financial market volatility, fluctuations in foreign exchange rates, geopolitical strain, pandemics, the competitive environment, client and customer activities and preferences, and the various regulatory and legislative developments. Financial markets and macroeconomic conditions have had and will continue to have a significant impact on ACC’s operating and performance results. ACC’s success may be affected by the factors discussed in Item 1A, “Risk Factors” in ACC’s 2024 10-K and other factors as discussed herein.
Significant Accounting Policies
ACC’s significant accounting policies are discussed in detail in “Management’s Narrative Analysis – Recent Accounting Pronouncements and Significant Accounting Policies” in ACC’s 2024 10-K.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements and their expected impact on ACC’s future results of operations or financial condition, see Note 2 to the Consolidated Financial Statements.
Results of Operations for the Three Months Ended March 31, 2025 and 2024
ACC’s net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income trends occur largely due to changes in returns on ACC’s investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles (“GAAP”).
Net income decreased $3.7 million, or 14%, for the three months ended March 31, 2025 compared to the prior year period primarily due to lower investment income, partially offset by lower net provision for certificate reserves along with higher net realized gains on investments. Client deposits decreased $2.5 billion from the prior year period to $10.7 billion as of March 31, 2025. After a period of strong growth during a rising interest rate environment, ACC has experienced net outflows during the past five quarters.
Investment income decreased $53.2 million, or 26%, for the three months ended March 31, 2025 compared to the prior year period reflecting lower average investment balances and a decrease in the average invested asset yield, driven by lower average short-term interest rates. Interest-bearing assets include $10.5 billion of Available-for-Sale securities, $0.9 billion of cash and cash equivalents, and $0.1 billion of loans and other assets. The ACC investment portfolio securities are mostly rated AAA and primarily consist of structured assets and government bonds, of which 39% were floating rate and approximately 23% were 6-month Treasury Bills as of March 31, 2025. The duration of ACC investments was 1.3 years as of March 31, 2025 compared to 0.9 years as of March 31, 2024.
Net provision for certificate reserves decreased $46.0 million, or 30%, for the three months ended March 31, 2025 compared to the prior year period primarily due to lower average client crediting rates, as well as lower average certificate balances. The average certificate reserve balance for ACC was $10.9 billion for the three months ended March 31, 2025 compared to $13.4 billion for the prior year period with the average crediting rate of 3.95% for the three months ended March 31, 2025 compared to 4.64% for the prior year period.

Index
AMERIPRISE CERTIFICATE COMPANY
Net realized gains on investments before income taxes increased $2.9 million for the three months ended March 31, 2025 compared to the prior year period primarily due to realized gains of $2.4 million for the three months ended March 31, 2025 compared to net realized losses of $0.5 million in the prior year period.
ACC’s effective tax rate was 24.2% for the three months ended March 31, 2025 compared to 22.5% for the prior year period. The increase in the effective tax rate for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily the result of an increase in unrecognized tax benefits. See Note 10 to our Consolidated Financial Statements for additional discussion on income taxes.
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
ACC’s management, under the supervision and with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s principal executive officer and principal financial officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2025.
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
ITEM 1A.  RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of ACC’s 2024 10-K.
ITEM 6.  EXHIBITS
The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description

3(a)	Amended and Restated Certificate of Incorporation of American Express Certificate Company, dated August 1, 2005, filed electronically on or about March 10, 2006 as Exhibit 3(a) to Registrant’s Form 10-K is incorporated by reference.
3(b)	By-Laws of Ameriprise Certificate Company, filed electronically on or about November 5, 2010 as Exhibit 3(b) to Registrant’s Form 10-Q, are incorporated herein by reference.
31.1*	Certification of Abu M. Arif pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Thomas A. Nickerson pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of Abu M. Arif and Thomas A. Nickerson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed electronically herewithin.

Index
AMERIPRISE CERTIFICATE COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date:	May 2, 2025	By:	/s/ Abu M. Arif
Abu M. Arif
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 2, 2025	By:	/s/ Thomas A. Nickerson
Thomas A. Nickerson
Vice President and Chief Financial Officer
(Principal Financial Officer)