Form 10-Q
period 2025-09-30
AMERIPRISE CERTIFICATE CO
filed 2025-10-31
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	811-00002

AMERIPRISE CERTIFICATE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	41-6009975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $10 per share)	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at October 31, 2025
Common Stock (par value $10 per share)	150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Index
AMERIPRISE CERTIFICATE COMPANY
FORM 10-Q

Index
AMERIPRISE CERTIFICATE COMPANY
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Investment income	$126,618	$184,465	$412,365	$577,987
Investment expenses	9,748	14,065	33,324	41,312
Net investment income before provision for certificate reserves and income taxes	116,870	170,400	379,041	536,675
Net provision for certificate reserves	82,565	133,662	286,100	430,280
Net investment income before income taxes	34,305	36,738	92,941	106,395
Income tax expense	8,376	7,084	22,469	22,722
Net investment income, after-tax	25,929	29,654	70,472	83,673

Net realized gain (loss) on investments before income taxes	170	553	2,770	(4,006)
Income tax expense (benefit)	36	117	582	(841)
Net realized gain (loss) on investments, after-tax	134	436	2,188	(3,165)
Net income	$26,063	$30,090	$72,660	$80,508
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net income	$26,063	$30,090	$72,660	$80,508
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period	19,472	54,372	31,614	55,366
Reclassification of net (gains) losses on securities included in net income	(66)	(351)	(2,124)	2,426
Total other comprehensive income (loss), net of tax	19,406	54,021	29,490	57,792
Total comprehensive income (loss)	$45,469	$84,111	$102,150	$138,300
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2025	December 31, 2024
	(in thousands, except share amounts)
Assets
Qualified Assets
Cash and cash equivalents	$516,804	$823,843
Investments in unaffiliated issuers (allowance for credit losses: 2025, $3,982; 2024, $4,378)	8,948,327	11,110,907
Receivables	29,942	37,305
Derivative assets	11,412	12,858
Total qualified assets	9,506,485	11,984,913
Deferred taxes, net	7,960	15,854
Taxes receivable from parent	—	677
Due from related party	12	—
Other assets	45	29
Total assets	$9,514,502	$12,001,473

Liabilities and Shareholder’s Equity
Liabilities
Certificate reserves	$8,936,389	$11,212,674
Due to related party	14,770	18,087
Taxes payable to parent	8,533	24
Payables to brokers, dealers and clearing organizations	171	118,384
Derivative liabilities	8,782	9,213
Other liabilities	48,452	41,836
Total liabilities	9,017,097	11,400,218

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	500,100	612,167
Retained earnings	8,845	30,118
Accumulated other comprehensive income (loss), net of tax	(13,040)	(42,530)
Total shareholder’s equity	497,405	601,255
Total liabilities and shareholder’s equity	$9,514,502	$12,001,473

See Notes to Consolidated Financial Statements.

Index
AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
				Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Un-appropriated
	(in thousands, except share amounts)
Balance at July 1, 2025	150,000	$1,500	$561,293	$912	$15	$8,662	$(32,446)	$539,936
Net income	—	—	—	—	—	26,063	—	26,063
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	19,406	19,406
Transfers between appropriated and unappropriated, net	—	—	—	(531)	—	531	—	—
Dividend to parent	—	—	—	—	—	(26,807)	—	(26,807)
Return of capital to parent	—	—	(61,193)	—	—	—	—	(61,193)
Balance at September 30, 2025	150,000	$1,500	$500,100	$381	$15	$8,449	$(13,040)	$497,405

Balance at July 1, 2024	150,000	$1,500	$612,167	$9,054	$15	$98,127	$(69,316)	$651,547
Net income	—	—	—	—	—	30,090	—	30,090
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	54,021	54,021
Transfers between appropriated and unappropriated, net	—	—	—	(3,870)	—	3,870	—	—
Dividend to parent	—	—	—	—	—	(63,000)	—	(63,000)
Balance at September 30, 2024	150,000	$1,500	$612,167	$5,184	$15	$69,087	$(15,295)	$672,658

Balance at January 1, 2025	150,000	$1,500	$612,167	$2,635	$15	$27,468	$(42,530)	$601,255
Net income	—	—	—	—	—	72,660	—	72,660
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	29,490	29,490
Transfers between appropriated and unappropriated, net	—	—	—	(2,254)	—	2,254	—	—
Dividend to parent	—	—	—	—	—	(93,933)	—	(93,933)
Return of capital to parent	—	—	(112,067)	—	—	—	—	(112,067)
Balance at September 30, 2025	150,000	$1,500	$500,100	$381	$15	$8,449	$(13,040)	$497,405

Balance at January 1, 2024	150,000	$1,500	$612,167	$27,031	$15	$121,732	$(73,087)	$689,358
Net income	—	—	—	—	—	80,508	—	80,508
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	57,792	57,792
Transfers between appropriated and unappropriated, net	—	—	—	(21,847)	—	21,847	—	—
Dividend to parent	—	—	—	—	—	(155,000)	—	(155,000)
Balance at September 30, 2024	150,000	$1,500	$612,167	$5,184	$15	$69,087	$(15,295)	$672,658
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Cash Flows from Operating Activities
Net income	$72,660	$80,508
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, accretion of discounts, net	(75,082)	(123,089)
Deferred income tax expense (benefit)	(1,368)	(5,173)
Net realized (gain) loss on Available-for-Sale securities	(2,481)	(653)
Other net realized (gain) loss	107	118
Provision for credit losses	(396)	4,541
Changes in operating assets and liabilities:
Dividends and interest receivable	84,752	109,219
Certificate reserves, net	(5,464)	(2,292)
Taxes payable to/receivable from parent, net	9,186	3,238
Derivatives, net of collateral	(49)	835
Other liabilities	(3,271)	(5,380)
Other receivables	(189)	174
Payables to brokers, dealers and clearing organizations	—	99,986
Other, net	(1,281)	(3,230)
Net cash provided by (used in) operating activities	77,124	158,802

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	682,903	—
Maturities, redemptions, calls and other	7,153,587	7,118,592
Purchases	(5,753,515)	(5,723,873)
Syndicated loans and commercial mortgage loans:
Sales, maturities and repayments	21,197	30,701
Purchases and fundings	(20,392)	(8,738)
Certificate loans, net	(7)	4
Net cash provided by (used in) investing activities	2,083,773	1,416,686

Cash Flows from Financing Activities
Payments from certificate holders and other additions	2,447,274	3,900,747
Certificate maturities and cash surrenders	(4,709,210)	(5,345,046)
Dividend to parent	(93,933)	(155,000)
Return of capital to parent	(112,067)	—
Net cash provided by (used in) financing activities	(2,467,936)	(1,599,299)

Net increase (decrease) in cash and cash equivalents	(307,039)	(23,811)
Cash and cash equivalents at beginning of period	823,843	913,063
Cash and cash equivalents at end of period	$516,804	$889,252

Supplemental disclosures:
Income taxes paid (received), net	$14,951	$26,068
Interest paid	293,938	436,307

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
2.  Recent Accounting Pronouncements
Future Adoption of New Accounting Standards
Income Taxes – Improvements to Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, updating the accounting standards related to income tax disclosures, primarily focused on the disaggregation of income taxes paid and the rate reconciliation table. The standard is to be applied prospectively with an option for retrospective application and is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ACC is assessing changes to the income tax-related disclosures resulting from the standard. The adoption of the standard will not have an impact on ACC’s consolidated results of operations and financial condition as the standard is disclosure-related only.
Expenses – Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, requiring public business entities to disclose disaggregated information about certain income statement expense line items. The disaggregated disclosures are required to be in the footnotes to the consolidated financial statements on an annual and interim basis. The standard is to be applied prospectively, with an option for retrospective application and is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. ACC is assessing changes to footnote disclosures resulting from the standard. The adoption of the standard will not have an impact on ACC’s consolidated results of operations and financial condition as the standard is disclosure-related only.
Financial Instruments – Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows all entities to apply a practical expedient when estimating expected credit losses that assumes current conditions as of the balance sheet date will remain unchanged over the asset’s remaining life. The standard is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those years. Early adoption is permitted. The adoption of the standard will not have an impact on ACC’s consolidated results of operations and financial condition.
3.  Investments
Investments in unaffiliated issuers were as follows:

	September 30, 2025	December 31, 2024
	(in thousands)
Available-for-Sale securities: Fixed maturities, at fair value (allowance for credit losses: 2025, $3,460; 2024, $3,669; amortized cost: 2025, $8,821,624; 2024, $11,022,239)	$8,798,835	$10,960,489
Commercial mortgage loans and syndicated loans, at cost (allowance for credit losses: 2025, $522; 2024, $709; fair value: 2025, $149,781; 2024, $148,635)	149,444	150,377
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	48	41
Total	$8,948,327	$11,110,907

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Available-for-Sale securities distributed by type were as follows:

Description of Securities	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Corporate debt securities	$247,386	$609	$(2)	$—	$247,993
Residential mortgage backed securities	5,458,282	34,446	(52,513)	—	5,440,215
Commercial mortgage backed securities	473,823	1,105	(8,480)	(3,460)	462,988
Asset backed securities	878,001	4,751	(8)	—	882,744
State and municipal obligations	1,000	—	(2)	—	998
U.S. government and agency obligations	1,763,132	813	(48)	—	1,763,897
Total	$8,821,624	$41,724	$(61,053)	$(3,460)	$8,798,835

Description of Securities	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Corporate debt securities	$648,415	$1,488	$(25)	—	649,878
Residential mortgage backed securities	4,791,475	20,340	(83,512)	—	4,728,303
Commercial mortgage backed securities	1,451,843	6,125	(13,693)	(3,669)	1,440,606
Asset backed securities	1,542,013	9,411	(74)	—	1,551,350
State and municipal obligations	1,000	—	(24)	—	976
U.S. government and agency obligations	2,587,493	1,889	(6)	—	2,589,376
Total	$11,022,239	$39,253	$(97,334)	$(3,669)	$10,960,489
As of September 30, 2025 and December 31, 2024, accrued interest of $25.8 million and $33.6 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Receivables.
As of September 30, 2025 and December 31, 2024, fixed maturity securities comprised approximately 93% and 92%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. As of September 30, 2025 and December 31, 2024, $5.1 million and $11.3 million, respectively, worth of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC.
A summary of fixed maturity securities by rating was as follows:

Ratings	September 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$5,449,422	$5,447,590	62%	$6,804,159	$6,774,959	62%
AA	2,947,644	2,936,221	33	3,391,016	3,365,011	31
A	143,107	140,634	2	208,762	205,938	2
BBB	255,351	254,137	3	604,577	604,676	5
Below investment grade	26,100	20,253	—	13,725	9,905	—
Total fixed maturities	$8,821,624	$8,798,835	100%	$11,022,239	$10,960,489	100%
As of September 30, 2025 and December 31, 2024, approximately 94% and 93% of securities rated AA were GNMA, FNMA and FHLMC mortgage backed securities, respectively. As of September 30, 2025, ACC had four issuers with holdings totaling $200.4 million that individually were between 10% and 11% of total shareholder’s equity. As of December 31, 2024, ACC had three issuers with holdings totaling $252.0 million that individually were between 10% and 16% of total shareholder’s equity. There were no other holdings of any other issuer greater than 10% of total shareholder’s equity as of both September 30, 2025 and December 31, 2024.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	September 30, 2025
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Corporate debt securities	3	$11,201	$(2)	—	$—	$—	3	$11,201	$(2)
Residential mortgage backed securities	13	154,964	(248)	228	1,753,814	(52,265)	241	1,908,778	(52,513)
Commercial mortgage backed securities	4	49,532	(21)	13	243,691	(8,459)	17	293,223	(8,480)
Asset backed securities	—	—	—	3	3,120	(8)	3	3,120	(8)
State and municipal obligations	—	—	—	1	998	(2)	1	998	(2)
U.S. government and agency obligations	8	476,688	(48)	—	—	—	8	476,688	(48)
Total	28	$692,385	$(319)	245	$2,001,623	$(60,734)	273	$2,694,008	$(61,053)

Description of Securities	December 31, 2024
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Corporate debt securities	6	$52,483	$(16)	2	$14,454	$(9)	8	$66,937	$(25)
Residential mortgage backed securities	34	697,028	(3,578)	248	2,076,153	(79,934)	282	2,773,181	(83,512)
Commercial mortgage backed securities	3	65,859	(120)	46	564,586	(13,573)	49	630,445	(13,693)
Asset backed securities	1	34,994	(6)	4	7,730	(68)	5	42,724	(74)
State and municipal obligations	—	—	—	1	976	(24)	1	976	(24)
U.S. government and agency obligations	1	99,979	(6)	—	—	—	1	99,979	(6)
Total	45	$950,343	$(3,726)	301	$2,663,899	$(93,608)	346	$3,614,242	$(97,334)
As part of ACC’s ongoing monitoring process, management determined that the decrease in gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the nine months ended September 30, 2025 is primarily attributable to the impact of lower interest rates. As of September 30, 2025, ACC did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. ACC does not intend to sell these securities and does not believe that it is more likely than not that ACC will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of September 30, 2025 and December 31, 2024, approximately 94% and 96%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
As of September 30, 2025, and December 31, 2024, the allowance for credit losses on Available-for-Sale securities was $3.5 million and $3.6 million, respectively. ACC established this allowance during the year ended December 31, 2024 related to one downgraded commercial mortgage backed security.
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

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following table presents rollforwards of the net unrealized gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss) (“AOCI”):

	Net Unrealized Gains (Losses) on Securities	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Gains (Losses) on Securities
	(in thousands)
Balance at July 1, 2025	$(44,830)	$12,384	$(32,446)
Net unrealized gains (losses) on securities arising during the period (1)	25,585	(6,113)	19,472
Reclassification of net (gains) losses on securities included in net income (2)	(84)	18	(66)
Balance at September 30, 2025	$(19,329)	$6,289	$(13,040)

Balance at July 1, 2024	$(93,366)	$24,050	$(69,316)
Net unrealized gains (losses) on securities arising during the period (1)	71,497	(17,125)	54,372
Reclassification of net (gains) losses on securities included in net income (2)	(444)	93	(351)
Balance at September 30, 2024	$(22,313)	$7,018	$(15,295)

Balance at January 1, 2025	$(58,081)	$15,551	$(42,530)
Net unrealized gains (losses) on securities arising during the period (1)	41,442	(9,828)	31,614
Reclassification of net (gains) losses on securities included in net income (2)	(2,690)	566	(2,124)
Balance at September 30, 2025	$(19,329)	$6,289	$(13,040)

Balance at January 1, 2024	$(98,326)	$25,239	$(73,087)
Net unrealized gains (losses) on securities arising during the period (1)	72,942	(17,576)	55,366
Reclassification of net (gains) losses on securities included in net income (2)	3,071	(645)	2,426
Balance at September 30, 2024	$(22,313)	$7,018	$(15,295)
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
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net realized gain (loss) on investments before income taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Gross realized investment gains	$65	$—	$5,900	$662
Gross realized investment losses	—	(3)	(3,419)	(9)
Credit reversals (losses)	19	447	209	(3,724)
Total	$84	$444	$2,690	$(3,071)
Available-for-Sale securities by contractual maturity as of September 30, 2025 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$1,994,552	$1,995,803
Due after one year through five years	16,966	17,085
	2,011,518	2,012,888
Residential mortgage backed securities	5,458,282	5,440,215
Commercial mortgage backed securities	473,823	462,988
Asset backed securities	878,001	882,744
Total	$8,821,624	$8,798,835

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
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses:

Commercial Loans
(in thousands)
Balance at January 1, 2025	$709
Provisions	(187)
Balance at September 30, 2025	$522

Balance at January 1, 2024	$1,333
Provisions	817
Charge-offs	(1,359)
Balance at September 30, 2024	$791
As of September 30, 2025 and December 31, 2024, accrued interest on commercial loans was $761 thousand and $762 thousand, respectively, and is recorded in Receivables and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended September 30, 2025 and 2024, ACC purchased $1.0 million and nil, respectively, of syndicated loans, and sold $792 thousand and $706 thousand, respectively, of syndicated loans. During the nine months ended September 30, 2025 and 2024, ACC purchased $4.1 million and $4.2 million, respectively, of syndicated loans, and sold $2.2 million and $4.0 million, respectively, of syndicated loans.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
There were no nonperforming loans as of both September 30, 2025 and December 31, 2024. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. There were no commercial mortgage loans which management has assigned its highest risk rating as of both September 30, 2025 and December 31, 2024. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both September 30, 2025 and December 31, 2024.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	September 30, 2025
Loan-to-Value Ratio	2025	2024	2023	2022	2021	Prior	Total
	(in thousands)
> 100%	$—	$—	$—	$—	$—	$—	$—
80% - 100%	—	—	—	—	—	3,054	3,054
60% - 80%	8,973	2,550	—	5,271	—	3,922	20,716
40% - 60%	1,385	—	4,000	—	—	11,224	16,609
< 40%	5,860	2,852	3,620	1,209	8,378	41,636	63,555
Total	$16,218	$5,402	$7,620	$6,480	$8,378	$59,836	$103,934

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
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type. For the nine months ended September 30, 2025, write-offs of commercial mortgage loans were not material.
In addition, ACC reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
	(in thousands)
East North Central	$6,596	$7,306	6%	8%
East South Central	7,386	5,068	7	5
Middle Atlantic	13,819	14,540	13	15
Mountain	11,306	8,366	11	9
New England	13,030	6,066	13	6
Pacific	30,036	30,598	29	32
South Atlantic	12,117	12,513	12	13
West North Central	1,879	2,549	2	3
West South Central	7,765	8,221	7	9
Total	$103,934	$95,227	100%	100%
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
	(in thousands)
Apartments	$43,536	$28,980	42%	30%
Industrial	21,025	24,515	20	26
Mixed use	9,165	9,592	9	10
Office	9,949	10,530	9	11
Retail	11,954	13,090	12	14
Other	8,305	8,520	8	9
Total	$103,934	$95,227	100%	100%
Syndicated Loans
The investment in syndicated loans as of September 30, 2025 and December 31, 2024 was $46.0 million and $55.9 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. There were no syndicated loans past due as of both September 30, 2025 and December 31, 2024. ACC assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality. For the nine months ended September 30, 2025, write-offs of syndicated loans were not material.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	September 30, 2025
Internal Risk Rating	2025	2024	2023	2022	2021	Prior	Total
	(in thousands)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	66	—	—	813	879
Risk 3	3,208	909	834	—	—	—	4,951
Risk 2	4,242	10,183	3,852	—	1,476	1,893	21,646
Risk 1	5,692	8,292	4,572	—	—	—	18,556
Total	$13,142	$19,384	$9,324	$—	$1,476	$2,706	$46,032

	December 31, 2024
Internal Risk Rating	2024	2023	2022	2021	2020	Prior	Total
	(in thousands)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	144	—	—	—	1,914	2,058
Risk 3	904	872	—	3,592	610	1,346	7,324
Risk 2	19,450	4,015	—	1,499	419	2,789	28,172
Risk 1	10,779	4,875	—	1,289	1,362	—	18,305
Total	$31,133	$9,906	$—	$6,380	$2,391	$6,049	$55,859
Certificate Loans
Certificate loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to certificate loans, ACC does not record an allowance for credit losses.
Modifications with Borrowers Experiencing Financial Difficulty
Modifications of financing receivables with borrowers experiencing financial difficulty by ACC were not material for the three and nine months ended September 30, 2025 and 2024.
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

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$396,571	$116,100	$—	$512,671
Available-for-Sale securities:
Corporate debt securities	—	242,992	5,001	247,993
Residential mortgage backed securities	—	5,440,215	—	5,440,215
Commercial mortgage backed securities	—	462,988	—	462,988
Asset backed securities	—	855,685	27,059	882,744
State and municipal obligations	—	998	—	998
U.S. government and agency obligations	1,126,928	636,969	—	1,763,897
Total Available-for-Sale securities	1,126,928	7,639,847	32,060	8,798,835
Equity derivative contracts	10	11,402	—	11,412
Total assets at fair value	$1,523,509	$7,767,349	$32,060	$9,322,918

Liabilities
Stock market certificate embedded derivatives	$—	$5,622	$—	$5,622
Equity derivative contracts	—	8,782	—	8,782
Total liabilities at fair value	$—	$14,404	$—	$14,404

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$802,385	$—	$802,385
Available-for-Sale securities:
Corporate debt securities	—	638,624	11,254	649,878
Residential mortgage backed securities	—	4,728,303	—	4,728,303
Commercial mortgage backed securities	—	1,440,606	—	1,440,606
Asset backed securities	—	1,501,350	50,000	1,551,350
State and municipal obligations	—	976	—	976
U.S. government and agency obligations	2,589,376	—	—	2,589,376
Total Available-for-Sale securities	2,589,376	8,309,859	61,254	10,960,489
Equity derivative contracts	—	12,858	—	12,858
Total assets at fair value	$2,589,376	$9,125,102	$61,254	$11,775,732

Liabilities
Stock market certificate embedded derivatives	$—	$7,250	$—	$7,250
Equity derivative contracts	12	9,201	—	9,213
Total liabilities at fair value	$12	$16,451	$—	$16,463

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance at July 1, 2025	$4,968	$31,491	$36,459
Total gains (losses) included in:
Net income	39	—	39	(1)
Other comprehensive income (loss)	(6)	—	(6)
Settlements	—	(4,432)	(4,432)
Balance at September 30, 2025	$5,001	$27,059	$32,060

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2025	$39	$—	$39	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2025	$(6)	$—	$(6)

	Available-for-Sale Securities
	Corporate Debt Securities	Total
	(in thousands)
Balance at July 1, 2024	$11,998	$11,998
Total gains (losses) included in:
Net income	87	87	(1)
Other comprehensive income (loss)	106	106
Balance at September 30, 2024	$12,191	$12,191

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2024	$87	$87	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2024	$106	$106

	Available-for-Sale Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance at January 1, 2025	$11,254	$50,000	$61,254
Total gains (losses) included in:
Net income	201	—	201	(1)
Other comprehensive income (loss)	(54)	—	(54)
Settlements	(6,400)	(22,941)	(29,341)
Balance at September 30, 2025	$5,001	$27,059	$32,060

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2025	$118	$—	$118	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2025	$(29)	$—	$(29)

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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets:

	September 30, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$4,998	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9%	0.9%

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements)	$11,251	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%	1.0%
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
Derivatives
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both September 30, 2025 and December 31, 2024. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
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
Derivatives
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. ACC’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both September 30, 2025 and December 31, 2024. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
During the reporting periods, there were no material assets or liabilities measured at fair value on a nonrecurring basis.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	September 30, 2025
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$45,793	$—	$44,715	$1,423	$46,138
Commercial mortgage loans	103,651	—	—	103,643	103,643
Certificate loans	48	—	48	—	48
Financial Liabilities
Certificate reserves	$8,930,767	$—	$—	$8,906,108	$8,906,108

	December 31, 2024
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$55,498	$—	$55,292	$395	$55,687
Commercial mortgage loans	94,879	—	—	92,948	92,948
Certificate loans	41	—	41	—	41
Financial Liabilities
Certificate reserves	$11,205,424	$—	$—	$11,183,366	$11,183,366
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	September 30, 2025
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$11,402	$—	$11,402	$(8,782)	$(2,620)	$—
Exchange-traded	10	—	10	—	—	10
Total	$11,412	$—	$11,412	$(8,782)	$(2,620)	$10

	December 31, 2024
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$12,858	$—	$12,858	$(9,201)	$(3,657)	$—
Total	$12,858	$—	$12,858	$(9,201)	$(3,657)	$—
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	September 30, 2025
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$8,782	$—	$8,782	$(8,782)	$—	$—
Total	$8,782	$—	$8,782	$(8,782)	$—	$—

	December 31, 2024
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$9,201	$—	$9,201	$(9,201)	$—	$—
Exchange-traded	12	—	12	—	—	12
Total	$9,213	$—	$9,213	$(9,201)	$—	$12
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
ACC uses derivatives as economic hedges of equity risk related to SMC. ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	September 30, 2025			December 31, 2024
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Equity contracts (1)	$107,593	$11,412	$8,782	$146,765	$12,858	$9,213
Embedded derivatives
Stock market certificates (2)	N/A	—	5,622	N/A	—	7,250
Total derivatives	$107,593	$11,412	$14,404	$146,765	$12,858	$16,463
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

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
As of September 30, 2025 and December 31, 2024, investment securities with a fair value of $419 thousand and $367 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
		(in thousands)
Equity contracts
Stock market certificates	Net provision for certificate reserves	$540	$558	$1,311	$2,355
Stock market certificates embedded derivatives	Net provision for certificate reserves	(392)	(423)	(936)	(2,073)
Total		$148	$135	$375	$282
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
9.  Shareholder’s Equity
ACC paid dividends to Ameriprise Financial of $26.8 million and $93.9 million during the three and nine months ended September 30, 2025, respectively. ACC paid dividends to Ameriprise Financial of $63.0 million and $155.0 million during the three and nine months ended September 30, 2024, respectively.
ACC returned contributed capital to Ameriprise Financial of $61.2 million and $112.1 million during the three and nine months ended September 30, 2025, respectively. ACC did not return any contributed capital to Ameriprise Financial during the three and nine months ended September 30, 2024. ACC continued to maintain compliance with the capital requirements of the SEC and the Minnesota Department of Commerce during the three and nine months ended September 30, 2025.
ACC did not receive any cash contributions from Ameriprise Financial during the three and nine months ended September 30, 2025 and 2024.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
10.  Income Taxes
ACC’s effective tax rate was 24.4% and 19.3% for the three months ended September 30, 2025 and 2024, respectively. ACC’s effective tax rate was 24.1% and 21.4% for the nine months ended September 30, 2025 and 2024, respectively.
The effective tax rate for the three and nine months ended September 30, 2025 was higher than the statutory rate primarily as a result of state income taxes, net of federal benefit.
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

The higher effective tax rate for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 was primarily the result of an increase in unrecognized tax benefits.
ACC is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Based on analysis of ACC’s tax position, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of both September 30, 2025 and December 31, 2024.
As of September 30, 2025 and December 31, 2024, ACC had $3.9 million and $3.3 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $3.1 million and $2.6 million, net of federal tax benefits, of unrecognized tax benefits as of September 30, 2025 and December 31, 2024, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. ACC estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $418 thousand in the next 12 months primarily due to state statutes of limitations expirations.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized a net increase of $65 thousand and $112 thousand in interest and penalties for the three and nine months ended September 30, 2025, respectively. ACC recognized a net decrease of $455 thousand and $519 thousand in interest and penalties for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025 and December 31, 2024, ACC had a payable of $615 thousand and $503 thousand, respectively, related to accrued interest and penalties.
ACC files income tax returns as part of its inclusion in the consolidated federal income tax return of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. The federal statutes of limitations are closed on years through 2018, except for two issues for 2016 which were claimed on an amended return. During the second quarter of 2025, the Internal Revenue Service (“IRS”) finalized the audit of Ameriprise Financial’s U.S. income tax returns for tax years 2019 and 2020, except for one issue for 2020, which Ameriprise Financial has appealed. During the third quarter of 2025, the IRS began the examination of Ameriprise Financial’s U.S. income tax returns for tax years 2021 through 2023. The state income tax returns of Ameriprise Financial or its subsidiaries, including ACC, are currently under examination by various jurisdictions for years ranging from 2018 through 2023.
The legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. ACC did not record an impact to the consolidated financial statements due to corporate tax law changes resulting from the OBBBA.

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
Results of Operations for the Nine Months Ended September 30, 2025 and 2024
ACC’s net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income trends occur largely due to changes in returns on ACC’s investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles (“GAAP”).
Net income decreased $7.8 million, or 10%, for the nine months ended September 30, 2025 compared to the prior year period primarily due to lower investment income, partially offset by lower net provision for certificate reserves and lower investment expenses along with net realized gains on investments in the current period compared to net realized losses on investments in the prior year period. Client deposits decreased $3.1 billion from the prior year period to $8.9 billion as of September 30, 2025. After a period of strong growth during a rising interest rate environment, ACC has experienced net outflows during the past seven quarters.
Investment income decreased $165.6 million, or 29%, for the nine months ended September 30, 2025 compared to the prior year period reflecting lower average investment balances and a decrease in the average invested asset yield, driven by lower average short-term interest rates. Assets include $8.8 billion of Available-for-Sale securities, $0.5 billion of cash and cash equivalents, and $0.1 billion of loans and other assets. The ACC investment portfolio securities are mostly rated AAA and primarily consist of structured assets and government bonds, of which 40% were floating rate and approximately 20% were 6-month Treasury Bills or short-term Federal Home Loan Bank securities as of September 30, 2025. The duration of ACC investments was 1.4 years as of September 30, 2025 compared to 0.8 years as of September 30, 2024.
Investment expenses decreased $8.0 million, or 19%, for the nine months ended September 30, 2025 compared to the prior year period primarily due to volume-driven decreases in distribution expenses and investment advisory fees.
Net provision for certificate reserves decreased $144.2 million, or 34%, for the nine months ended September 30, 2025 compared to the prior year period primarily due to lower average certificate balances, as well as lower average client crediting rates. The average certificate reserve balance for ACC was $10.2 billion for the nine months ended September 30, 2025 compared to $12.8 billion for the

Index
AMERIPRISE CERTIFICATE COMPANY
prior year period with the average crediting rate of 3.73% for the nine months ended September 30, 2025 compared to 4.51% for the prior year period.
Net realized gain (loss) on investments before income taxes increased $6.8 million for the nine months ended September 30, 2025 compared to the prior year period primarily due to net realized gains on Available-for-Sale securities of $2.7 million for the nine months ended September 30, 2025 compared to net realized losses of $4.0 million in the prior year period. Realized losses in the prior year period were primarily related to an allowance for credit losses on a downgraded commercial mortgage backed security.
ACC’s effective tax rate was 24.1% for the nine months ended September 30, 2025 compared to 21.4% for the prior year period. The increase in the effective tax rate for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily the result of an increase in unrecognized tax benefits. See Note 10 to our Consolidated Financial Statements for additional discussion on income taxes.
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
ACC’s management, under the supervision and with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s principal executive officer and principal financial officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2025.
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

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date:	October 31, 2025	By:	/s/ Abu M. Arif
Abu M. Arif
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 31, 2025	By:	/s/ Thomas A. Nickerson
Thomas A. Nickerson
Vice President and Chief Financial Officer
(Principal Financial Officer)