Form 10-K
period 2025-12-31
AMERIPRISE CERTIFICATE CO
filed 2026-02-19
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 30 OF THE INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Class	Outstanding at February 19, 2026
Common Stock (par value $10 per share)	150,000 shares
All outstanding shares of the registrant are directly owned by Ameriprise Financial, Inc.
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY
FORM 10-K

Index
Ameriprise Certificate Company
PART I
Item 1. Business
Overview
Ameriprise Certificate Company (“ACC”) was incorporated on October 28, 1977 under the laws of Delaware. Ameriprise Financial, Inc. (“Ameriprise Financial”, collectively with its subsidiaries and affiliates, “we”, “us” and “our”), a Delaware corporation, owns 100% of the outstanding voting securities of ACC. Ameriprise Financial and its predecessor companies have a more than 130-year history of providing solutions to help clients confidently achieve their financial objectives.
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
•Intended to help clients save systematically and may compete with passbook savings and Negotiable Order of Withdrawal (“NOW”) accounts.
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
Following conversion in 2019 of ACC’s affiliate Ameriprise National Trust Bank to Ameriprise Bank, FSB (“Ameriprise Bank”), a federal savings bank, Ameriprise Financial continued to be subject to ongoing supervision by the Board of Governors for the Federal Reserve System (“FRB”). FRB regulation and supervisory oversight of Ameriprise Financial includes examinations, regular financial reporting, and prudential standards, such as capital, liquidity, risk management and parameters for business conduct and internal governance. In order to maintain Ameriprise Financial’s permission under applicable bank holding company laws and regulations to engage in business activities other than banking or activities closely related to banking, each of Ameriprise Financial and Ameriprise Bank, as Ameriprise Financial’s sole insured depository institution subsidiary, must remain “well-capitalized” and “well-managed” under applicable federal banking regulations, and Ameriprise Bank must receive at least a “satisfactory” rating in its most recent

Index
Ameriprise Certificate Company
examination under the Community Reinvestment Act. Failure to meet one or more of certain requirements and regulations would mean, depending on the requirements not met and any agreement then reached with the FRB, that until cured Ameriprise Financial (and therefore ACC) could not undertake new activities, continue certain activities, or make certain acquisitions. As a subsidiary of Ameriprise Financial, ACC is (absent exclusion or exemption) required to comply with investment limitations on its portfolio and other limitations under applicable banking laws, including what is commonly referred to as the Volcker Rule.
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
ACC’s financial condition and results of operations may be materially affected by market fluctuations and by economic and other factors (whether actual or perceived). Such factors, which can be global, regional, national or local in nature, include: (i) the level and volatility of the markets, including equity prices, interest rates, commodity prices, currency values and other market indices and drivers; (ii) geopolitical strain, terrorism and armed conflicts; (iii) political dynamics or elections and social, economic and market conditions; (iv) the availability and cost of capital; (v) global health emergencies; (vi) technological changes and events; (vii) U.S. and foreign government regulatory, fiscal and tax policies; (viii) U.S. and foreign government ability, real or perceived, to avoid defaulting on government securities; (ix) the availability and cost of credit and hedge markets; (x) periods of elevated inflation; (xi) natural disasters such as weather catastrophes; and (xii) other factors affecting investor sentiment and confidence in the financial markets. These factors also may have an impact on ACC’s ability to achieve its strategic objectives.
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

Index
Ameriprise Certificate Company
Business Risks
Intense competition and new technologies could negatively affect ACC’s ability to maintain or increase its market share and profitability.
ACC’s business operates in an intensely competitive industry segment. ACC competes based on a number of factors including name recognition, service, interest rates, product features and perceived financial strength. ACC’s competitors include broker-dealers, banks, asset managers and other financial institutions. ACC’s business faces competitors that have greater market share, offer a broader range of products, greater investments in technology and analytics or have greater financial resources. Furthermore, new and existing competitors may be better able to address trends, structural changes, or movement of assets resulting from new technologies, including Generative AI and blockchain, or adapt to industry changes or in response to the uncertain regulatory environment in the U.S. and around the world.
ACC’s affiliated distributor may be unable to attract and retain key talent.
ACC is dependent on the financial advisors of AFS for all of the sales of its certificate products. A significant number of such financial advisors operate as independent contractors under a franchise agreement with AFS. The market for financial advisors is exceptionally competitive, and there can be no assurance that AFS will be successful in its efforts to maintain its current network of financial advisors or to recruit and retain new advisors to its network. If AFS is unable to attract and retain quality financial advisors, fewer advisors would be available to sell ACC’s certificate products and ACC’s financial condition and results of operations could be materially adversely affected.
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
ACC invests a portion of its assets in privately placed fixed income securities and commercial mortgage loans, which are relatively illiquid. ACC’s investment manager periodically reviews ACC’s private placement investment using adopted standards to categorize the investment as liquid or illiquid. As of December 31, 2025, commercial mortgage loans and private placement fixed income securities that have been categorized as illiquid represented approximately 1% of the carrying value of ACC’s investment portfolio. If ACC requires significant amounts of cash on short notice in excess of its normal cash requirements, ACC may have difficulty selling these investment in a timely manner or be forced to sell them for an amount less than it would otherwise have been able to realize, or both, which could have an adverse effect on ACC’s financial condition and results of operations.
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

Index
Ameriprise Certificate Company
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
The ability of ACC to market and sell its products is highly dependent upon external perceptions of ACC’s and its affiliates’ level of service, business practices and financial condition. Damage to the reputation of ACC or its affiliates could cause significant harm to the business and prospects of ACC. Reputational damage may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, any perceived or actual weaknesses in ACC’s financial strength or liquidity, clients’ or potential clients’ perceived failure of how ACC addresses certain political, environmental, social or governance topics, technological breakdowns, cybersecurity attacks, or other security breaches (including attempted breaches, breaches impacting ACC’s vendors or their subcontractors or inadvertent disclosures) resulting in system unavailability, improper disclosure or loss of data integrity relating to client information, unethical or improper behavior and the misconduct or error of employees of its affiliates, AFS’s advisors and counterparties. Additionally, a failure to develop new products and services, or successfully manage associated operational risks, could harm ACC’s reputation and potentially expose ACC to additional costs, or negative public relations or social media campaigns. ACC is also subject to deepfake threats that use artificial intelligence (“AI”) to digitally alter images, video or audio to make it appear as though someone said or did something that could cause damage to ACC’s reputation. Any negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental audits or investigations or litigation. Adverse developments with respect to the financial industry may also, by association, negatively impact ACC’s reputation or result in greater regulatory or legislative scrutiny or litigation against ACC.
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

Index
Ameriprise Certificate Company
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
Employees of ACC’s affiliates, as well as service providers and clients, have also been threatened by, among others, phishing, vishing, and spear phishing scams, social engineering attacks (such as direct voice contact and any technology or communication mechanism to contact a person), account takeovers, introductions of malware, attempts at electronic break-ins, and the submission of fraudulent payment requests. The number of threats and events has increased substantially every year, which is expected to continue, particularly as the use of AI makes these attempts look more legitimate and is leveraged to improve their effectiveness. Attempted or successful breaches or interference by third parties or by insiders that may occur in the future could have a material adverse impact on ACC’s business, reputation, financial condition or results of operations.
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
Despite the measures ACC has taken and may in the future take to address and mitigate cybersecurity, privacy and technology risks, ACC cannot be certain that ACC and its affiliates systems and networks, or those used by its vendors, will not be subject to successful attacks, breaches or interference. Nor can ACC guarantee that AFS franchise advisors will comply with ACC and its affiliates policies and procedures in this regard, that clients will engage in safe and secure online practices or that vendors will effectively deploy and maintain the security measures and protocols that ACC and its affiliates impose. Furthermore, human error occurs from time to time and such mistakes can lead to the inadvertent disclosure of sensitive information. ACC and its affiliates have a vendor management process, but at times, ACC and its affiliates’ software or service providers could push through updates that are not fully disclosed to us (or tested by them) and that could alter the control posture of their products. Any such event may result in operational disruptions, as well as unauthorized access to or the disclosure or loss, of ACC’s proprietary information or ACC’s affiliates’ client, employee, vendor or advisor personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to respond to, eliminate, or mitigate further exposure, the loss of clients or AFS advisors, or other damage to ACC’s business. While ACC and its affiliates maintain cyber liability insurance that provides both third-party liability and first-party liability coverages, it may not protect ACC against all cybersecurity- and privacy-related losses. Furthermore, ACC may be subject to indemnification costs and liability to third parties if ACC breaches any confidentiality or security obligations regarding vendor data or for losses related to the data. In addition, the trend toward broad consumer and general-public notification of such incidents, including those where ACC and its affiliates’ vendors are the party being breached, could exacerbate the harm to ACC’s business, reputation, financial condition or results of operations in the event of a breach. Even if ACC and its affiliates successfully protect ACC’s technology infrastructure and the confidentiality of sensitive data and conduct appropriate incident response, ACC may incur significant expenses in connection with ACC’s responses to any such attacks, as well as the adoption, implementation and maintenance of appropriate security measures. In addition, ACC and its affiliates’ regulators may seek to hold ACC’s affiliate responsible for the acts, mistakes or omissions of vendors or AFS franchise advisors even where they procure and control much of the physical office space and technology infrastructure they use to operate their businesses locally.

Index
Ameriprise Certificate Company
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
AI (including Generative AI) presents many benefits in terms of operating efficiency, but also certain risks that ACC needs to seek to mitigate through its strategic and risk management policies, such as reliance on information that may be inaccurate or unfairly discriminatory results. ACC and its vendors, along with developers of AI solutions, rely on third‑party and commercial AI technologies that could introduce risks that are not anticipated by existing governance, vendor risk management and model oversight frameworks. Failure to adequately mitigate such risks at the design or development stage could lead to problems when AI technologies are deployed. A growing patchwork of state AI laws with differing definitions, obligations and compliance expectations may require adjustments to ACC’s processes, documentation and oversight of third‑party technology, and how it manages AI use in its business. At the same time, more prescriptive frameworks in certain jurisdictions—such as the European Union—include detailed governance, transparency and reporting expectations that may not align with expectations or requirements elsewhere, increasing operational complexity.
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
The occurrence of natural disasters and catastrophes, including earthquakes, hurricanes, floods, tornadoes, fires, blackouts, severe winter weather, explosions, pandemic disease and global health emergencies and man-made disasters, including acts of terrorism,

Index
Ameriprise Certificate Company
riots, civil unrest including large-scale protests, insurrections and military actions, could adversely affect the results of operations or financial condition of ACC. Such disasters and catastrophes may impact ACC directly by damaging its facilities, preventing service providers or employees of its affiliates from performing their roles or otherwise disturbing its ordinary business operations. These impacts could be particularly severe to the extent they affect access to physical facilities or the physical well-being of large numbers of employees of ACC’s affiliates, ACC’s computer-based data processing, transmission, storage and retrieval systems and destroy or release valuable data. Such disasters and catastrophes may also impact ACC indirectly by changing the condition and behaviors of its clients, business counterparties and regulators, as well as by causing declines or volatility in the economic and financial markets, which could in turn have an adverse effect on ACC’s investment portfolio.
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
Many of the products that ACC or Ameriprise Financial and its affiliates offer or on which these businesses are based receive favorable treatment under current income or estate tax law. Changes in current income or estate tax law could reduce or eliminate the tax advantages of certain of Ameriprise Financial’s products and thus make such products or ACC’s products less attractive to clients or cause a change in client demand and activity.
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

Index
Ameriprise Certificate Company
ACC’s financial statements. These changes are difficult to predict and could impose additional governance, internal control and disclosure demands. In some cases, ACC could be required to apply a new or revised standard retrospectively, resulting in restating prior period financial statements.
Item 1B. Unresolved Staff Comments
Not applicable as ACC is not an accelerated filer, a large accelerated filer or a well-known seasoned issuer.
Item 1C. Cybersecurity
Risk Management and Strategy
Cybersecurity is a key part of our business and client experience and is integrated into our enterprise risk management processes and policies. We maintain written policies, processes and procedures that seek to identify, protect, detect, respond to, and recover from known and emerging cybersecurity risks. Our program includes consuming threat intelligence and ongoing monitoring of known external threats. We also have operating policies and procedures designed to comply with applicable requirements in jurisdictions we operate in globally. Our policies and procedures are regularly reviewed and internally assessed to enhance our corporate security capabilities. We make ongoing investments in our technology infrastructure to support cybersecurity efforts and support reliability and the user experience. We offer clients and affiliated advisors a variety of options to help secure their information, including requiring multi-factor authentication and the use of secure messaging sites. We provide our affiliated advisors with ongoing security training and periodically test their skills and understanding with various cybersecurity exercises.
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
Additionally, as part of our formal procurement and vendor management process, we ask our third-party service providers to have and maintain cybersecurity programs that are consistent with our legal and regulatory obligations, and we review cybersecurity risk assessments of those third-party service providers who provide key technology and services. For third-party service providers that do go through our formal procurement process and vendor risk management assessment, our Enterprise Third-Party Risk Management team assigns tiers. The tiers are based on a combination of criteria, including the services provided and the information to which they have access, to focus the most detailed reviews and the most frequent assessments on highest tiered third-party service providers, while also maintaining an appropriate level of review and monitoring on lower tiers. Some third-party service providers who enter into contracts with us outside of the formal procurement process may still be subject to providing information about their security programs based on services performed.
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

Index
Ameriprise Certificate Company
Governance
Strong ongoing governance practices and policies support our cybersecurity program. The Board of Directors and the Audit Committee are central to the oversight of the Company’s cybersecurity risk management program operated by senior management. In addition to the Board of Directors receiving annual cybersecurity updates, the Audit Committee discusses with management, the General Auditor, and others the company’s enterprise-wide risk assessment and risk management processes. These updates to the Board of Directors and Audit Committee include a review of prevailing material risks and exposures, including cybersecurity and data protection threats and risks, the actions taken to address these threats and mitigate these risks, and the design and effectiveness of our processes and controls in light of evolving market, business, regulatory, and other conditions. These processes and information sharing enable the Board of Directors, the Audit Committee, and our management team to remain informed and aligned about our approach to cybersecurity risk, and the monitoring of these risks and incidents, as appropriate. Our executive Vice President of Technology and Chief Information Officer, our Chief Information Security Officer, our Chief Risk Officer and other officers regularly review with our Board of Directors and the Audit Committee topics such as the following: the cyber threat landscape, including evolving trends such as the use of Generative AI in cyber threats; the design, effectiveness and ongoing enhancement of our capabilities to identify, protect, detect, respond to and recover from cyber threats and events; and any incidents that merit discussion.
During 2025, the Board of Directors reviewed and received reports on our identity theft prevention and privacy programs, including the following topics: emerging risks, identity theft threats, experience and trends; the effectiveness of existing controls and planned enhancements to controls; and key areas of focus for the identity theft and privacy programs.
Item 2. Properties
ACC occupies office space in Minneapolis, Minnesota, which is owned by Ameriprise Financial or a subsidiary thereof.
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
Frequency and amount of capital transactions with Ameriprise Financial during the past two years were:

	Dividends to Ameriprise Financial	Return of Capital to Ameriprise Financial	Receipt of Capital from Ameriprise Financial
	(in millions)
Year Ended December 31, 2025
March 27, 2025	$44.2	$13.8	$—
June 30, 2025	22.9	37.1	—
September 29, 2025	26.8	61.2	—
December 29, 2025	25.8	34.2	—
Total	$119.7	$146.3	$—

Year Ended December 31, 2024
March 27, 2024	$37.0	$—	$—
June 27, 2024	55.0	—	—
September 26, 2024	63.0	—	—
December 27, 2024	70.0	—	—
Total	$225.0	$—	$—
Restriction on ACC’s present or future ability to pay dividends to Ameriprise Financial:
•Appropriated retained earnings resulting from the pre-declaration of additional credits to ACC’s certificate product owners are not available for the payment of dividends by ACC. In addition, ACC will discontinue issuance of certificates subject to the pre-declaration of additional credits and will make no further pre-declaration as to outstanding certificates if at any time the calculation of ACC’s capital and unappropriated retained earnings should be less than 5% of certificate reserves (less outstanding certificate loans).
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
Net income decreased $8.6 million, or 8%, for 2025 compared to the prior year primarily due to lower investment income, partially offset by lower net provision for certificate reserves and lower investment expenses along with net realized gains on investments in the current year compared to net realized losses on investments in the prior year. Client deposits decreased $3.0 billion from the prior year to $8.2 billion. After a period of strong growth during a rising interest rate environment, ACC has experienced net outflows during the past eight quarters.
Investment income decreased $220.9 million, or 30%, for 2025 compared to the prior year primarily reflecting lower average investment balances and a decrease in the average invested asset yield, driven by lower average short-term interest rates. Interest-bearing assets include $7.7 billion of Available-for-Sale securities, $0.8 billion of cash and cash equivalents, and $0.1 billion of loans and other assets. The ACC investment portfolio securities are mostly rated AA+ and primarily consist of structured assets and government bonds, of which 40% were floating rate and approximately 19% were 6-month Treasury Bills or short-term Federal Home Loan Bank securities as of December 31, 2025. The duration of ACC investments was 1.4 years as of December 31, 2025 compared to 1.1 years as of December 31, 2024.
Investment expenses decreased $12.3 million, or 22%, for 2025 compared to the prior year due to volume-driven decreases in distribution, investment advisory, and transfer agent fees.
Net provision for certificate reserves decreased $193.3 million, or 35%, for 2025 compared to the prior year primarily due to lower average certificate balances as well as lower average client crediting rates. The average certificate reserve balance for ACC was $9.8 billion for 2025 compared to $12.5 billion for the prior year with the average crediting rate of 3.64% for 2025 compared to 4.42% for 2024.
Net realized gain (loss) on investments before income taxes increased $8.0 million for 2025 compared to the prior year primarily due to net realized gains on Available-for-Sale securities of $4.5 million for 2025 compared to net realized losses of $2.6 million in the prior year. Net realized gains in the current year were primarily related to gains on calls of asset backed securities. Realized losses in the prior year were primarily related to an allowance for credit losses on a downgraded commercial mortgage backed security.

Index
Ameriprise Certificate Company
The effective tax rate was 23.6% for 2025 compared to 21.3% for the prior year. See Note 11 to the Consolidated Financial Statements for additional discussion on income taxes.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
ACC has three principal components of market risk: interest rate risk, equity price risk and credit risk. Interest rate risk results from investing in assets that are somewhat longer and reset less frequently than the liabilities they support. ACC manages interest rate risk through the use of a variety of tools that from time to time include derivative instruments, such as interest rate swaps, caps and floors, which change the interest rate characteristics of client liabilities or investment assets. Due to certain provisions for certificates being impacted by the value of equity indices, from time to time ACC enters into risk management strategies that may include the use of equity derivative instruments, such as equity options, to mitigate ACC’s exposure to volatility in the equity markets.
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
To evaluate interest rate and equity price risk, ACC performs sensitivity testing which measures the impact on pretax income from the sources listed below for a 12-month period following a hypothetical 100 basis point increase in interest rates or a hypothetical 10% decline in equity prices. The interest rate risk test assumes a sudden 100 basis point parallel shift in the yield curve, with rates then staying at those levels for the next 12 months. The equity price risk test assumes a sudden 10% drop in equity prices, with equity prices then staying at those levels for the next 12 months. In estimating the values of stock market certificates, ACC assumes no change in implied market volatility despite the 10% drop in equity prices.

Index
Ameriprise Certificate Company
The following tables present ACC’s estimate of the impact on pretax income from the above defined hypothetical market movements as of December 31, 2025:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in thousands)
Certificates	$696	$(660)	$36

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in thousands)
Certificates	$(2,052)	$—	$(2,052)
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
ACC has interest rate risk from its Flexible Savings Certificates and other fixed rate certificates. These products are investment certificates generally ranging in amounts from $1 thousand to $2 million with interest crediting rate terms ranging from three to 36 months. ACC guarantees an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed income securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although ACC monitors its investment strategy and makes modifications based on changing liabilities and the expected interest rate environment. ACC also has interest rate risk from its Step-Up Rate Certificates, which was not material as of December 31, 2025. ACC had $8.1 billion in reserves included in Certificate reserves as of December 31, 2025 to cover the liabilities associated with these products.
ACC has equity price risk from its Stock Market Certificates. Stock Market Certificates are purchased for amounts generally from $1 thousand to $2 million for terms of 52, 104 or 156 weeks, which can be extended to a maximum of 15 years depending on the term. For each term the certificate holder can choose to participate 100% in any percentage increase in the S&P 500® Index up to a maximum return or choose partial participation in any increase in the S&P 500® Index plus a fixed rate of interest guaranteed in advance. If partial participation is selected, the total of equity-linked return and guaranteed rate of interest cannot exceed the maximum return. ACC had $86.0 million in reserves included in Certificate reserves as of December 31, 2025 to cover the liabilities associated with these products. Effective August 18, 2023, the Stock Market Certificate product was closed to new sales and add-on payments. The equity-linked return to investors creates equity price risk exposure. ACC seeks to minimize this exposure with purchased futures and call spreads that replicate what ACC must credit to client accounts. This risk continues to be fully hedged. Stock Market Certificates have interest rate risk as changes in interest rates affect the fair value of the payout to be made to the certificate holder. This risk is not currently hedged and was immaterial as of December 31, 2025.
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

Index
Ameriprise Certificate Company
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
ACC’s management, under the supervision and with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s principal executive officer and principal financial officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2025.
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
Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services
The Board of Directors of ACC, at the recommendation of its Audit Committee, appointed PricewaterhouseCoopers LLP (“PwC”) as an independent registered public accounting firm to audit the Consolidated Financial Statements of ACC for the years ended December 31, 2025 and 2024.
Audit Fees
The aggregate fees billed or to be billed by PwC for each of the last two years for professional services rendered for the audit of ACC’s annual Consolidated Financial Statements and services that were provided in connection with statutory and regulatory filings were $122,000 and $128,000 for 2025 and 2024, respectively.

Index
Ameriprise Certificate Company
Audit-Related Fees, Tax Fees, All Other Fees
ACC was not billed by PwC for any fees for audit-related fees, tax fees or any other fees for 2025 or 2024.
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
In both 2025 and 2024, 100% of the services provided by PwC for ACC were pre-approved by the Audit and Risk Committee of Ameriprise Financial and the Audit Committee of ACC.

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

10(c)
Amendment to the Distribution Agreement, dated May 28, 2025, between Registrant and Ameriprise Financial Services, LLC, effective June 1, 2025, filed electronically on or about August 5, 2025 as Exhibit 10(c) to Registrant’s Form 10-Q is incorporated by reference.

10(d)
Depository and Custodial Agreement, dated December 31, 2006, between Registrant and Ameriprise Trust Company, filed electronically on or about February 26, 2007 as Exhibit 10(c) to Post-Effective Amendment No. 35 to Registration Statement No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference.

10(e)
Amendment to the Depositary and Custodial Agreement, dated June 17, 2025, between Registrant and Ameriprise Trust Company, filed on or about August 5, 2025 as Exhibit 10(e) to Registrant’s Form 10-Q, is incorporated herein by reference.

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

14(b)*	Code of Ethics adopted under Rule 17j-1 for Registrant’s investment adviser, dated September 2025.
14(c)*	Code of Ethics under Rule 17j-1 for Registrant’s underwriter, as revised January 1, 2026.
24*	Directors’ Power of Attorney, dated November 12, 2025.
31.1*	Certification of Abu M. Arif, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Thomas Nickerson, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
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

AMERIPRISE CERTIFICATE COMPANY
Registrant

Date:	February 19, 2026	By	/s/ Abu M. Arif
Abu M. Arif Director, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date:	February 19, 2026	By	/s/ Abu M. Arif
Abu M. Arif Director, President and Chief Executive Officer (Principal Executive Officer)

Date:	February 19, 2026	By	/s/ Thomas A. Nickerson
Thomas A. Nickerson Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 19, 2026	By	/s/ Michael S. Mattox
Michael S. Mattox Vice President, Controller and Chief Accounting Officer

Date:	February 19, 2026	By	/s/ Ronald L. Guzior*
Ronald L. Guzior Director

Date:	February 19, 2026	By	/s/ Karen M. Bohn*
Karen M. Bohn Director

Date:	February 19, 2026	By	/s/ Lorna P. Gleason*
Lorna P. Gleason Director

Date:	February 19, 2026	By	/s/ Robert J. McReavy*
Robert J. McReavy Director

*By	/s/ Abu M. Arif
Abu M. Arif
* Executed by Abu M. Arif pursuant to a Power of Attorney, dated November 12, 2025, filed electronically herewith as Exhibit 24 to the Registrant’s Form 10-K.

Index
Ameriprise Certificate Company
Index to Consolidated Financial Statements and Schedules
Consolidated Financial Statements:

All other Schedules required by Article 6 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

Index
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of Ameriprise Certificate Company
Opinion on the Financial Statements
We have audited the consolidated financial statements, including the related notes and financial statement schedules, of Ameriprise Certificate Company and its subsidiary (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 by correspondence with the custodian and brokers and the application of alternative auditing procedures where securities purchased had not been received. We believe that our audits provide a reasonable basis for our opinion.
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
Valuation of Level 2 Available-for-Sale Securities
As described in Notes 1, 3, and 8 to the consolidated financial statements, available-for-sale securities are carried at fair value. As of December 31, 2025, the total fair value of available-for-sale securities was $7,706 million, which includes $6,348 million of level 2 securities. Level 2 securities include corporate bonds, residential mortgage backed securities, commercial mortgage backed securities, asset backed securities, state and municipal obligations and other securities. The fair value of level 2 securities is based on a market approach with prices obtained from third-party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes.
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
February 19, 2026
We have served as the Company’s auditor since 2010.

Index
Ameriprise Certificate Company
Consolidated Statements of Operations

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Investment Income:
Interest income:
Available-for-Sale securities	$486,576	$689,576	$587,230
Commercial mortgage loans and syndicated loans	7,682	9,731	10,613
Cash and cash equivalents	28,814	44,766	62,184
Certificate loans	2	1	3
Other	(74)	(206)	83
Total investment income	523,000	743,868	660,113
Investment Expenses:
Ameriprise Financial and affiliated company fees:
Distribution	10,968	18,390	18,501
Investment advisory and services	22,037	25,284	27,819
Transfer agent	8,656	9,518	10,344
Depository	77	88	88
Other	618	1,327	681
Total investment expenses	42,356	54,607	57,433
Net investment income before provision for certificate reserves and income taxes	480,644	689,261	602,680
Provision for Certificate Reserves:
According to the terms of the certificates:
Provision for certificate reserves	259	398	424
Interest on additional credits	—	—	1
Additional credits/interest authorized by ACC	358,362	551,986	467,934
Total provision for certificate reserves before reserve recoveries	358,621	552,384	468,359
Reserve recoveries from terminations prior to maturity	(1,329)	(1,755)	(1,961)
Net provision for certificate reserves	357,292	550,629	466,398
Net investment income before income taxes	123,352	138,632	136,282
Income tax expense	29,235	29,549	33,520
Net investment income, after-tax	94,117	109,083	102,762
Net realized gain (loss) on investments:
Securities of unaffiliated issuers before income taxes	4,562	(3,472)	(817)
Income tax expense (benefit)	958	(729)	(172)
Net realized gain (loss) on investments, after-tax	3,604	(2,743)	(645)
Net income	$97,721	$106,340	$102,117
See Notes to Consolidated Financial Statements.

Index
Ameriprise Certificate Company
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Net income	$97,721	$106,340	$102,117
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period	35,490	28,539	42,061
Reclassification of net (gains) losses on securities included in net income	(3,516)	2,018	197
Total other comprehensive income (loss), net of tax	31,974	30,557	42,258
Total comprehensive income (loss)	$129,695	$136,897	$144,375
See Notes to Consolidated Financial Statements.

Index
Ameriprise Certificate Company
Consolidated Balance Sheets

	December 31,
	2025	2024
	(in thousands, except share data)
ASSETS
Qualified Assets
Investments in unaffiliated issuers:
Cash and cash equivalents	$775,589	$823,843
Available-for-Sale securities:
Fixed maturities, at fair value (amortized cost: 2025, $7,725,367; 2024, $11,022,239; allowance for credit losses: 2025, $3,432; 2024, $3,669)	7,705,871	10,960,489
Commercial mortgage loans and syndicated loans, at amortized cost (fair value: 2025, $144,429; 2024, $148,635; allowance for credit losses: 2025, $487; 2024, $709)	143,525	150,377
Certificate loans – secured by certificate reserves, at cost, which approximates fair value	29	41
Total investments	8,625,014	11,934,750
Receivables:
Dividends and interest	23,277	34,321
Receivables from brokers, dealers and clearing organizations	920	2,653
Other receivables	374	331
Total receivables	24,571	37,305
Derivative assets	9,400	12,858
Total qualified assets	8,658,985	11,984,913
Other Assets:
Deferred taxes, net	8,344	15,854
Taxes receivable from parent	—	677
Due from related party	31	—
Prepaid expenses	30	29
Total other assets	8,405	16,560
Total assets	$8,667,390	$12,001,473
See Notes to Consolidated Financial Statements.

Index
Ameriprise Certificate Company

Consolidated Balance Sheets (continued)
	December 31,
	2025	2024
	(in thousands, except share data)
LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities
Certificate reserves:
Reserves to mature - installment certificates	$11,158	$11,384
Reserves to mature - fully paid certificates	8,128,196	11,177,402
Additional credits and accrued interest	14,087	23,226
Due to unlocated certificate holders	1,134	662
Total certificate reserves	8,154,575	11,212,674
Accounts payable and accrued liabilities:
Due to related party	9,138	18,087
Taxes payable to parent	2,516	24
Payables to brokers, dealers and clearing organizations	213	118,384
Total accounts payable and accrued liabilities	11,867	136,495
Derivative liabilities	7,317	9,213
Other liabilities	28,681	41,836
Total liabilities	8,202,440	11,400,218

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	465,819	612,167
Retained earnings:
Appropriated for pre-declared additional credits and interest	46	2,635
Appropriated for additional interest on advance payments	15	15
Unappropriated	8,126	27,468
Accumulated other comprehensive income (loss), net of tax	(10,556)	(42,530)
Total shareholder’s equity	464,950	601,255
Total liabilities and shareholder’s equity	$8,667,390	$12,001,473
See Notes to Consolidated Financial Statements.

Index
Ameriprise Certificate Company
Consolidated Statements of Shareholder’s Equity

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
				Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Unappropriated
	(in thousands, except share data)
Balance at January 1, 2023	150,000	$1,500	$481,667	$15,960	$15	$30,686	$(115,345)	$414,483
Net income	—	—	—	—	—	102,117	—	102,117
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	42,258	42,258
Transfers between appropriated and unappropriated, net	—	—	—	11,071	—	(11,071)	—	—
Capital contribution from parent	—	—	130,500	—	—	—	—	130,500
Balance at December 31, 2023	150,000	1,500	612,167	27,031	15	121,732	(73,087)	689,358
Net income	—	—	—	—	—	106,340	—	106,340
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	30,557	30,557
Transfers between appropriated and unappropriated, net	—	—	—	(24,396)	—	24,396	—	—
Dividend to parent	—	—	—	—	—	(225,000)	—	(225,000)
Balance at December 31, 2024	150,000	1,500	612,167	2,635	15	27,468	(42,530)	601,255
Net income	—	—	—	—	—	97,721	—	97,721
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	31,974	31,974
Transfers between appropriated and unappropriated, net	—	—	—	(2,589)	—	2,589	—	—
Dividend to parent	—	—	—	—	—	(119,652)	—	(119,652)
Return of capital to parent	—	—	(146,348)	—	—	—	—	(146,348)
Balance at December 31, 2025	150,000	$1,500	$465,819	$46	$15	$8,126	$(10,556)	$464,950
See Notes to Consolidated Financial Statements.

Index
Ameriprise Certificate Company
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Cash Flows from Operating Activities
Net income	$97,721	$106,340	$102,117
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, accretion of discounts, net	(92,205)	(157,576)	(135,331)
Deferred income tax expense (benefit)	(1,703)	(5,942)	4,781
Net realized (gain) loss on Available-for-Sale securities	(4,214)	(1,115)	249
Other net realized (gain) loss	111	183	558
Provision for credit losses	(459)	4,404	10
Changes in operating assets and liabilities:
Dividends and interest receivable	93,654	150,872	49,170
Certificate reserves, net	(7,808)	(5,230)	20,994
Taxes payable to/receivable from parent, net	3,169	2,592	(8,953)
Derivatives, net of collateral	(64)	1,208	(612)
Other liabilities	(3,822)	(2,326)	13,531
Other receivables	(43)	198	(458)
Due to/from related party, net	(1,409)	(3,746)	1,639
Other, net	(34)	(71)	(115)
Net cash provided by (used in) operating activities	82,894	89,791	47,580

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	927,361	—	113,185
Maturities, redemptions and calls	8,841,159	9,785,964	5,314,949
Purchases	(6,574,378)	(7,532,483)	(10,048,894)
Commercial mortgage loans and syndicated loans:
Sales, maturities and repayments	27,446	41,832	48,619
Purchases and fundings	(20,392)	(9,726)	(28,337)
Certificate loans, net	12	(7)	38
Net cash provided by (used in) investing activities	3,201,208	2,285,580	(4,600,440)

Cash Flows from Financing Activities
Payments from certificate holders and other additions	3,064,173	4,959,529	11,193,104
Certificate maturities and cash surrenders	(6,130,529)	(7,199,120)	(7,038,549)
Capital contribution from parent	—	—	130,500
Dividend to parent	(119,652)	(225,000)	—
Return of capital to parent	(146,348)	—	—
Net cash provided by (used in) financing activities	(3,332,356)	(2,464,591)	4,285,055

Net increase (decrease) in cash and cash equivalents	(48,254)	(89,220)	(267,805)
Cash and cash equivalents at beginning of period	823,843	913,063	1,180,868
Cash and cash equivalents at end of period	$775,589	$823,843	$913,063

Supplemental disclosures including non-cash transactions:
Cash paid for interest	$367,911	$560,224	$451,689
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
As of December 31, 2025, ACC offered three types of certificate products to the public. Effective August 18, 2023, stock market certificates (“SMC”) were closed to new sales. ACC is impacted by significant changes in interest rates as interest crediting rates on certificate products generally reset at shorter intervals than the change in the yield on ACC’s investment portfolio. The specified maturities of most of ACC’s certificate products range from ten to twenty years. Within that maturity period, most certificates have interest crediting rate terms ranging from three to 48 months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at maturity; however, the Cash Reserve Certificate is a fully liquid product and can be surrendered at any time without penalty. In addition, two types of certificate products (neither are currently sold) have interest tied, in whole or in part, to a broad-based stock market index. In general, ACC’s certificate products are available as qualified investments for Individual Retirement Accounts, 401(k) plans and other qualified retirement plans.
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
Recent Accounting Pronouncements
Adoption of New Accounting Standards
Income Taxes – Improvements to Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, updating the accounting standards related to income tax disclosures, primarily focused on the disaggregation of income taxes paid and the rate reconciliation table. The standard is to be applied prospectively with an option for retrospective application and is effective for annual periods beginning after December 15, 2024. ACC elected retrospective application and adopted the standard on January 1, 2025. The adoption of the standard did not have an impact on ACC’s consolidated results of operations and financial condition as the standard is disclosure-related only.
Future Adoption of New Accounting Standards
Expenses – Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, requiring public business entities to disclose disaggregated information about certain income statement expense line items. The disaggregated disclosures are required to be in the footnotes to the consolidated financial statements on an annual and interim basis. The standard is to be applied prospectively and is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. ACC is assessing changes to disclosures resulting from the standard. The adoption of the standard will not have an impact on ACC’s consolidated results of operations and financial condition as the standard is disclosure-related only.
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
Financial Instruments – Credit Losses: Purchased Loans
In November 2025, the FASB issued ASU 2025‑08, Purchased Loans, which amends the accounting for certain acquired seasoned loans to require recognizing them at their purchase price plus an allowance for expected credit losses (referred to as the gross-up

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
method). The standard is effective for annual periods beginning after December 15, 2026, including interim periods within those years, and must be applied prospectively. ACC is evaluating the impact of this standard on its consolidated results of operations and financial condition.

Derivatives and Hedging – Hedge Accounting Improvements
In November 2025, the FASB issued ASU 2025‑09, Hedge Accounting Improvements, to make targeted changes within the hedge accounting model. The updates primarily relate to cash flow hedges and certain fair value and net investment hedges. The standard is effective for annual periods beginning after December 15, 2026, including interim periods within those years, and must be applied prospectively. ACC is evaluating the impact of this standard on its consolidated results of operations and financial condition.

Interim Reporting – Narrow-Scope Improvements
In December 2025, the FASB issued ASU 2025‑11, Narrow-Scope Improvements, which enhances the navigability of the required interim disclosures and clarifies when that guidance applies. The ASU addresses the form and content of interim financial statements and notes prepared in accordance with GAAP, adds lists of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. The standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and may be applied prospectively or retrospectively. The adoption of the standard will not have an impact on ACC’s consolidated results of operations and financial condition as the standard is disclosure-related only.
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
Required Deposits, Qualified Assets, and Assets on Deposit of ACC were as follows:

	December 31,
	2025	2024
	(in thousands)
Required Deposits	$8,156,057	$11,215,313
Qualified Assets (1)	$8,674,835	$11,924,609

Assets on Deposit:
Cash equivalents	$770,800	$802,385
Available-for-Sale securities	7,725,371	11,022,237
Commercial mortgage loans and syndicated loans	143,525	150,377
Total Assets on Deposit	$8,639,696	$11,974,999
(1) Reduced by payables to brokers, dealers and clearing organizations related to securities purchased.

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
3. Investments
Investments in unaffiliated issuers were as follows:

	December 31,
	2025	2024
	(in thousands)
Available-for-Sale securities: Fixed maturities, at fair value (allowance for credit losses: 2025, $3,432; 2024, $3,669; amortized cost: 2025, $7,725,367; 2024, $11,022,239)	$7,705,871	$10,960,489
Commercial mortgage loans and syndicated loans, at cost (allowance for credit losses: 2025, $487; 2024, $709; fair value: 2025, $144,429; 2024, $148,635)	143,525	150,377
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	29	41
Total	$7,849,425	$11,110,907
Available-for-Sale securities distributed by type were as follows:

Description of Securities	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Corporate debt securities	$155,680	$395	$—	$—	$156,075
Residential mortgage backed securities	5,056,881	31,746	(45,262)	—	5,043,365
Commercial mortgage backed securities	333,534	778	(7,233)	(3,432)	323,647
Asset backed securities	723,155	2,594	(24)	—	725,725
U.S. government and agency obligations	1,456,117	946	(4)	—	1,457,059
Total	$7,725,367	$36,459	$(52,523)	$(3,432)	$7,705,871

Description of Securities	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Corporate debt securities	$648,415	$1,488	$(25)	$—	$649,878
Residential mortgage backed securities	4,791,475	20,340	(83,512)	—	4,728,303
Commercial mortgage backed securities	1,451,843	6,125	(13,693)	(3,669)	1,440,606
Asset backed securities	1,542,013	9,411	(74)	—	1,551,350
State and municipal obligations	1,000	—	(24)	—	976
U.S. government and agency obligations	2,587,493	1,889	(6)	—	2,589,376
Total	$11,022,239	$39,253	$(97,334)	$(3,669)	$10,960,489
As of December 31, 2025 and 2024, accrued interest of $21.3 million and $33.6 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Receivables.
As of December 31, 2025 and 2024, fixed maturity securities comprised approximately 89% and 92%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. As of December 31, 2025 and 2024, $66 thousand and $11.3 million, respectively, worth of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC.

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
A summary of fixed maturity securities by rating was as follows:

Ratings	December 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$4,737,646	$4,736,453	61%	$6,804,159	$6,774,959	62%
AA	2,705,433	2,695,407	35	3,391,016	3,365,011	31
A	57,446	56,810	1	208,762	205,938	2
BBB	199,020	197,428	3	604,577	604,676	5
Below investment grade	25,822	19,773	—	13,725	9,905	—
Total fixed maturities	$7,725,367	$7,705,871	100%	$11,022,239	$10,960,489	100%
As of December 31, 2025 and 2024, approximately 95% and 93% of securities rated AA were GNMA, FNMA and FHLMC mortgage backed securities, respectively. As of December 31, 2025, ACC had six issuers with holdings totaling $291.9 million that individually were between 10% and 11% of total shareholder’s equity. As of December 31, 2024, ACC had three issuers with holdings totaling $252.0 million that individually were between 10% and 16% of total shareholder’s equity. There were no other holdings of any other issuer greater than 10% of total shareholder’s equity as of both December 31, 2025 and 2024.
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	December 31, 2025
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	9	$57,319	$(128)	229	$1,631,079	$(45,134)	238	$1,688,398	$(45,262)
Commercial mortgage backed securities	3	54,128	(266)	9	168,287	(6,967)	12	222,415	(7,233)
Asset backed securities	2	40,980	(21)	3	2,578	(3)	5	43,558	(24)
U.S. government and agency obligations	3	59,726	(4)	—	—	—	3	59,726	(4)
Total	17	$212,153	$(419)	241	$1,801,944	$(52,104)	258	$2,014,097	$(52,523)

Description of Securities	December 31, 2024
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Corporate debt securities	6	$52,483	$(16)	2	$14,454	$(9)	8	$66,937	$(25)
Residential mortgage backed securities	34	697,028	(3,578)	248	2,076,153	(79,934)	282	2,773,181	(83,512)
Commercial mortgage backed securities	3	65,859	(120)	46	564,586	(13,573)	49	630,445	(13,693)
Asset backed securities	1	34,994	(6)	4	7,730	(68)	5	42,724	(74)
State and municipal obligations	—	—	—	1	976	(24)	1	976	(24)
U.S. government and agency obligations	1	99,979	(6)	—	—	—	1	99,979	(6)
Total	45	$950,343	$(3,726)	301	$2,663,899	$(93,608)	346	$3,614,242	$(97,334)
As part of ACC’s ongoing monitoring process, management determined that the decrease in total gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the year ended December 31, 2025 is primarily attributable to interest rate movements, a lower amortized cost basis of investments and the tightening of credit spreads. As of December 31, 2025, ACC did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. ACC does not intend to sell these securities and does not believe that it is more likely than not

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
that ACC will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of December 31, 2025 and 2024, approximately 94% and 96%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
As of December 31, 2025 and 2024, the allowance for credit losses on Available-for-Sale securities was $3.4 million and $3.6 million, respectively. ACC established this allowance during the year ended December 31, 2024 and it is related to one downgraded commercial mortgage backed security.
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
The following table presents a rollforward of the net unrealized gains (losses) on Available-for-Sale securities included in AOCI:

	Net Unrealized Gains (Losses) on Securities	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Gains (Losses) on Securities
	(in thousands)
Balance at January 1, 2023	$(154,094)	$38,749	$(115,345)
Net unrealized gains (losses) on securities arising during the period (1)	55,519	(13,458)	42,061
Reclassification of net (gains) losses on securities included in net income (2)	249	(52)	197
Balance at December 31, 2023	(98,326)	25,239	(73,087)
Net unrealized gains (losses) on securities arising during the period (1)	37,691	(9,152)	28,539
Reclassification of net (gains) losses on securities included in net income (2)	2,554	(536)	2,018
Balance at December 31, 2024	(58,081)	15,551	(42,530)
Net unrealized gains (losses) on securities arising during the period (1)	46,468	(10,978)	35,490
Reclassification of net (gains) losses on securities included in net income (2)	(4,451)	935	(3,516)
Balance at December 31, 2025	$(16,064)	$5,508	$(10,556)
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
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net realized gain (loss) on investments before income taxes were as follows:

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Gross realized investment gains	$7,633	$1,124	$314
Gross realized investment losses	(3,419)	(9)	(563)
Credit reversals (losses)	237	(3,669)	—
Total	$4,451	$(2,554)	$(249)
Available-for-Sale securities by contractual maturity as of December 31, 2025 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$1,611,493	$1,612,824
Due after one year through five years	203	209
Due after five years through 10 years	101	101
	1,611,797	1,613,134
Residential mortgage backed securities	5,056,881	5,043,365
Commercial mortgage backed securities	333,534	323,647
Asset backed securities	723,155	725,725
Total	$7,725,367	$7,705,871

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
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
Allowance for Credit Losses
The following table presents a rollforward of the allowance for credit losses:

Commercial Loans
(in thousands)
Balance at January 1, 2023	$1,472
Provisions	10
Charge-offs	(149)
Balance at December 31, 2023	1,333
Provisions	735
Charge-offs	(1,359)
Balance at December 31, 2024	709
Provisions	(222)
Balance at December 31, 2025	$487
As of December 31, 2025 and 2024, accrued interest on commercial loans was $730 thousand and $762 thousand, respectively, and is recorded in Receivables and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the years ended December 31, 2025, 2024 and 2023, ACC purchased $4.1 million, $4.2 million and $19.4 million, respectively, of syndicated loans, and sold $2.0 million, $4.2 million and $3.6 million, respectively, of syndicated loans.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
There were no nonperforming loans as of both December 31, 2025 and 2024.
Commercial Loans
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. There were no commercial mortgage loans which management has assigned its highest risk rating as of both December 31, 2025 and 2024. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both December 31, 2025 and 2024.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	December 31, 2025
Loan-to-Value Ratio	2025	2024	2023	2022	2021	Prior	Total
	(in thousands)
> 100%	$—	$—	$—	$—	$—	$—	$—
80% - 100%	—	—	—	—	—	3,040	3,040
60% - 80%	8,946	2,541	—	5,248	—	3,910	20,645
40% - 60%	1,382	—	4,000	—	—	11,150	16,532
< 40%	5,764	2,843	3,611	1,169	8,108	39,893	61,388
Total	$16,092	$5,384	$7,611	$6,417	$8,108	$57,993	$101,605

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)

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
In addition, ACC reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31,		December 31,
	2025	2024	2025	2024
	(in thousands)
East North Central	$6,385	$7,306	6%	8%
East South Central	7,252	5,068	7	5
Middle Atlantic	13,574	14,540	13	15
Mountain	11,189	8,366	11	9
New England	12,943	6,066	13	6
Pacific	29,407	30,598	29	32
South Atlantic	11,596	12,513	11	13
West North Central	1,649	2,549	2	3
West South Central	7,610	8,221	8	9
Total	$101,605	$95,227	100%	100%
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31,		December 31,
	2025	2024	2025	2024
	(in thousands)
Apartments	$42,844	$28,980	42%	30%
Industrial	20,159	24,515	20	26
Mixed use	9,003	9,592	9	10
Office	9,801	10,530	10	11
Retail	11,566	13,090	11	14
Other	8,232	8,520	8	9
Total	$101,605	$95,227	100%	100%
Syndicated Loans
The investment in syndicated loans as of December 31, 2025 and 2024 was $42.4 million and $55.9 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. There were no syndicated loans past due as of both December 31, 2025 and 2024. ACC assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	December 31, 2025
Internal Risk Rating	2025	2024	2023	2022	2021	Prior	Total
	(in thousands)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	75	—	—	813	888
Risk 3	3,189	913	836	—	—	—	4,938
Risk 2	4,294	9,014	1,839	—	1,468	1,506	18,121
Risk 1	5,647	8,239	4,574	—	—	—	18,460
Total	$13,130	$18,166	$7,324	$—	$1,468	$2,319	$42,407

	December 31, 2024
Internal Risk Rating	2024	2023	2022	2021	2020	Prior	Total
	(in thousands)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	144	—	—	—	1,914	2,058
Risk 3	904	872	—	3,592	610	1,346	7,324
Risk 2	19,450	4,015	—	1,499	419	2,789	28,172
Risk 1	10,779	4,875	—	1,289	1,362	—	18,305
Total	$31,133	$9,906	$—	$6,380	$2,391	$6,049	$55,859
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
5. Certificate Reserves
Reserves maintained on outstanding certificates have been computed in accordance with the provisions of the certificates and Section 28 of the 1940 Act. The average rates of accumulation on certificate reserves were as follows:

	December 31, 2025
	Reserve Balance	Average Gross Accumulation Rates (3)	Average Additional Credit Rates (4)
	(in thousands, except percentages)
Reserves to mature - installment certificates:
With guaranteed rates	$823	3.01%	0.01%
Without guaranteed rates (1)	10,335	3.30%	3.30%
Reserves to mature - fully paid certificates:
With guaranteed rates	753	3.51%	0.01%
Without guaranteed rates (1)	8,047,998	3.29%	3.29%
Equity indexed (2)	79,445	N/A	N/A
Additional credits and accrued interest:
With guaranteed rates	—	3.49%	—
Without guaranteed rates (1)	14,087	N/A	N/A
Due to unlocated certificate holders	1,134	N/A	N/A
Total	$8,154,575

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)

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
(2) Ameriprise Stock Market Certificate and Ameriprise Market Strategy Certificate enable the certificate owner to participate in any relative rise in a major stock market index up to a cap without risking loss of principal. The certificates have market participation terms of 52, 104 or 156 weeks and may continue for up to 15 years. The reserve balances on these certificates as of December 31, 2025 and 2024 were $86.0 million and $124.1 million, respectively.
(3) The average gross accumulation rate is the additional credit rate plus the guaranteed minimum rate, if applicable, based on the weighted average reserves as of December 31, 2025 and 2024.
(4) The average additional credit rate is the declared interest rate in excess of the guaranteed minimum rate, if applicable, based on the weighted average reserves as of December 31, 2025 and 2024.
On certain series of single payment certificates, additional interest is pre-declared for periods greater than one year. The retained earnings appropriated for the pre-declared additional interest as of December 31, 2025 and 2024 was $46 thousand and $2.6 million, respectively, which reflects the difference between certificate reserves on these series, calculated on a statutory basis, and the reserves maintained per books.
The carrying amounts of net certificate reserves consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Reserves with terms of one year or less	$7,845,491	$10,807,955
Other	309,084	404,719
Total certificate reserves	8,154,575	11,212,674
Unapplied certificate transactions	12,635	21,164
Certificate loans and accrued interest	(30)	(41)
Total	$8,167,180	$11,233,797
6. Regulation and Dividend Restrictions
ACC is required to maintain cash and “qualified assets” meeting the standards of Section 28(b) of the 1940 Act, as modified by an exemptive order of the SEC. The amortized cost of such investments must be at least equal to ACC’s net liabilities on all outstanding face-amount certificates plus $250,000. ACC’s qualified assets consist of cash and cash equivalents, residential and commercial mortgage backed securities, asset backed securities, syndicated loans, commercial mortgage loans, U.S. government and government agency obligations, state and municipal obligations, corporate debt securities, derivative assets and other securities meeting specified standards. So long as ACC wishes to rely on the SEC order, as a condition to the order, ACC has agreed to maintain an amount of unappropriated retained earnings and capital equal to at least 5% of certificate reserves (less outstanding certificate loans). To the extent that payment of a dividend would decrease the capital ratio below the required 5%, payment of a dividend would be restricted. In determining compliance with this condition, qualified assets are valued in accordance with the provisions of Minnesota Statutes where such provisions are applicable.
ACC has also entered into a written understanding with the Minnesota Department of Commerce that ACC will maintain capital equal to at least 5% of the assets of ACC (less outstanding certificate loans). To the extent that payment of a dividend would decrease this

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
ratio below the required 5%, payment of a dividend would be restricted. When computing its capital for these purposes, ACC values its assets on the basis of statutory accounting for insurance companies rather than GAAP. ACC is subject to examination and supervision by the Minnesota Department of Commerce (Banking Division) and the SEC. ACC was in compliance with the capital requirements of the SEC and the Minnesota Department of Commerce during the years ended December 31, 2025, 2024 and 2023.
Ameriprise Financial and ACC entered into a Capital Support Agreement on March 2, 2009, pursuant to which Ameriprise Financial agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements. Effective April 30, 2014, this agreement was amended to revise the maximum commitment to $50.0 million. For the years ended December 31, 2025, 2024 and 2023, Ameriprise Financial did not infuse any additional capital into ACC under this agreement.
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
The following is a general description of the basis for determining distribution fees for ACC’s products:
•Ameriprise Cash Reserve Certificates have contractual distribution fee rates of 0.025% of the initial payment on the issue date of the certificate and 0.025% of the certificate’s reserve at the beginning of the second and subsequent quarters from issue date.
•Ameriprise Flexible Savings Certificates have contractual distribution fee rates of 0.025% of the initial investment amount on the first day of the certificate’s term and 0.025% of the certificate’s reserve at the beginning of the second and subsequent quarters from issue date or at the end of the renewal grace period when the renewal corresponds with the quarterly reserve payment for all terms except seven and thirteen months. For seven month terms, Ameriprise Flexible Savings Certificates have contractual distribution fee rates of 0.025% of the initial investment amount on the first day of the certificate’s term, 0.025% of the certificate’s reserve at the beginning of the second quarter from issue date and 0.008% of the certificate’s reserve at the beginning of the last month of the certificate term. For thirteen month terms, Ameriprise Flexible Savings Certificates have contractual distribution fee rates of 0.025% of the initial investment amount on the first day of the certificate’s term, 0.025% of the certificate’s reserve at the beginning of the second, third and fourth quarters from issue date and 0.008% of the certificate’s reserve at the beginning of the last month of the certificate term.
•Ameriprise Stock Market Certificates have contractual distribution fee rates of 0.10%, 0.20% and 0.30% for the 52, 104 and 156 week terms, respectively, of each payment made prior to the beginning of the first certificate’s participation term and of the certificate’s reserve at the beginning of each subsequent participation term.
•Ameriprise Market Strategy Certificates have contractual distribution fee rates of 0.10% of the certificate’s reserve at the beginning of each participation term.
•Ameriprise Installment Certificates have contractual distribution fee rates of 0.25% of all payments received on or after issue of the certificate until the certificate’s maturity date.
•Ameriprise Step-Up Rate Certificates have contractual distribution fee rates of 0.025% of the initial investment amount on the first day of the certificate’s term and 0.025% of the certificate’s reserve at the beginning of the second and subsequent quarters from issue date or at the end of the renewal grace period when the renewal corresponds with the quarterly reserve payment.
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

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
ACC’s fees payable for distribution, investment advisory, transfer agent and depository services are included in Due to related party. The fees ACC incurred for these services are included in Ameriprise Financial and affiliated company fees.
Dividends and Contributions
ACC received cash contributions of $130.5 million from Ameriprise Financial during the year ended December 31, 2023. ACC received these contributions to maintain compliance with capital requirements and these contributions were outside of the Capital Support Agreement between Ameriprise Financial and ACC. See Note 6 for additional information on the Capital Support Agreement.
ACC paid dividends of $119.7 million and $225.0 million to Ameriprise Financial during the years ended December 31, 2025 and 2024, respectively.
ACC returned contributed capital of $146.3 million to Ameriprise Financial during the year ended December 31, 2025. The payments to Ameriprise Financial were recognized as a reduction of additional paid-in capital as it was in excess of the amount of unappropriated retained earnings available to be paid as a dividend.

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
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
Level 3    Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$489,419	$281,381	$—	$770,800
Available-for-Sale securities:
Corporate debt securities	—	156,072	3	156,075
Residential mortgage backed securities	—	5,043,365	—	5,043,365
Commercial mortgage backed securities	—	323,647	—	323,647
Asset backed securities	—	725,725	—	725,725
U.S. government and agency obligations	1,357,841	99,218	—	1,457,059
Total Available-for-Sale securities	1,357,841	6,348,027	3	7,705,871
Equity derivative contracts	—	9,400	—	9,400
Total derivative assets	—	9,400	—	9,400
Total assets at fair value	$1,847,260	$6,638,808	$3	$8,486,071

Liabilities
Stock market certificate embedded derivatives	$—	$4,493	$—	$4,493
Equity derivative contracts	21	7,296	—	7,317
Total derivative liabilities	21	7,296	—	7,317
Total liabilities at fair value	$21	$11,789	$—	$11,810

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$802,385	$—	$802,385
Available-for-Sale securities:
Corporate debt securities	—	638,624	11,254	649,878
Residential mortgage backed securities	—	4,728,303	—	4,728,303
Commercial mortgage backed securities	—	1,440,606	—	1,440,606
Asset backed securities	—	1,501,350	50,000	1,551,350
State and municipal obligations	—	976	—	976
U.S. government and agency obligations	2,589,376	—	—	2,589,376
Total Available-for-Sale securities	2,589,376	8,309,859	61,254	10,960,489
Equity derivative contracts	—	12,858	—	12,858
Total derivative assets	—	12,858	—	12,858
Total assets at fair value	$2,589,376	$9,125,102	$61,254	$11,775,732

Liabilities
Stock market certificate embedded derivatives	$—	$7,250	$—	$7,250
Equity derivative contracts	12	9,201	—	9,213
Total derivative liabilities	12	9,201	—	9,213
Total liabilities at fair value	$12	$16,451	$—	$16,463
The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance at January 1, 2025	$11,254	$50,000	$61,254
Total gains (losses) included in:
Net income	203	—	203	(1)
Other comprehensive income (loss)	(54)	—	(54)
Settlements	(11,400)	(22,941)	(34,341)
Transfers out of Level 3	—	(27,059)	(27,059)
Balance at December 31, 2025	$3	$—	$3

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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets:

December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
(in thousands)
Corporate debt securities (private placements) (1)	$—	Discounted cash flow	Yield/spread to U.S. Treasuries	—%	—%

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements) (1)	$11,251	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%	1.0%
(1) Level 3 measurements not included in the tables above of $3 thousand as of both December 31, 2025 and 2024 are obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to ACC.

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
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
Derivatives
The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both December 31, 2025 and 2024. See Note 9 and Note 10 for further information on the credit risk of derivative instruments and related collateral.
Liabilities
Stock Market Certificate Embedded Derivatives
ACC uses Black-Scholes models to determine the fair value of the embedded derivative liability associated with the provisions of its SMC. The inputs to these calculations are primarily market observable and include interest rates, volatilities and equity index levels. As a result, these measurements are classified as Level 2.

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
Derivatives
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. ACC’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both December 31, 2025 and 2024. See Note 9 and Note 10 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
During the reporting periods, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	December 31, 2025
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$42,201	$—	$41,409	$941	$42,350
Commercial mortgage loans	101,324	—	—	102,079	102,079
Certificate loans	29	—	29	—	29
Financial Liabilities
Certificate reserves	$8,150,082	$—	$—	$8,127,852	$8,127,852

	December 31, 2024
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$55,498	$—	$55,292	$395	$55,687
Commercial mortgage loans	94,879	—	—	92,948	92,948
Certificate loans	41	—	41	—	41
Financial Liabilities
Certificate reserves	$11,205,424	$—	$—	$11,183,366	$11,183,366
See Note 4 for additional information on syndicated, commercial mortgage and certificate loans. Certificate reserves represent customer deposits for fixed rate certificates and SMC.

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	December 31, 2025
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$9,400	$—	$9,400	$(7,296)	$(2,104)	$—
Total	$9,400	$—	$9,400	$(7,296)	$(2,104)	$—

	December 31, 2024
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$12,858	$—	$12,858	$(9,201)	$(3,657)	$—
Total	$12,858	$—	$12,858	$(9,201)	$(3,657)	$—
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	December 31, 2025
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$7,296	$—	$7,296	$(7,296)	$—	$—
Exchange-traded	21	—	21	—	—	21
Total	$7,317	$—	$7,317	$(7,296)	$—	$21

	December 31, 2024
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$9,201	$—	$9,201	$(9,201)	$—	$—
Exchange-traded	12	—	12	—	—	12
Total	$9,213	$—	$9,213	$(9,201)	$—	$12
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

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
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
ACC uses derivatives as economic hedges of equity risk related to SMC. ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	December 31, 2025			December 31, 2024
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Equity contracts (1)	$94,755	$9,400	$7,317	$146,765	$12,858	$9,213
Embedded derivatives
Stock market certificates (2)	N/A	—	4,493	N/A	—	7,250
Total derivatives	$94,755	$9,400	$11,810	$146,765	$12,858	$16,463
N/A Not applicable
(1) The gross fair value of equity contracts is included in Derivative assets and Derivative liabilities.
(2) The gross fair value of SMC embedded derivatives is included in Certificate reserves.
See Note 8 for additional information regarding ACC’s fair value measurement of derivative instruments.
As of December 31, 2025 and 2024, investment securities with a fair value of $1.2 million and $367 thousand, respectively, were pledged to meet contractual obligations under derivative contracts.
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Years Ended December 31,
		2025	2024	2023
		(in thousands)
Equity contracts
Stock market certificates	Net provision for certificate reserves	$1,483	$2,610	$4,324
Stock market certificates embedded derivatives	Net provision for certificate reserves	(1,076)	(2,346)	(5,046)
Total		$407	$264	$(722)
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

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
11. Income Taxes
The components of income tax provision were as follows:

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Current income tax
Federal	$27,401	$30,422	$24,615
State and local	4,495	4,340	3,952
Total current income tax	31,896	34,762	28,567
Deferred income tax
Federal	(1,424)	(5,016)	4,027
State and local	(279)	(926)	754
Total deferred income tax	(1,703)	(5,942)	4,781
Total income tax provision	$30,193	$28,820	$33,348
The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 21% were as follows:

	Years Ended December 31,
	2025		2024		2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(in thousands, except percentages)
U.S. federal statutory tax rate	$26,862	21.0%	$28,384	21.0%	$28,448	21.0%
State and local income taxes, net of federal income tax effect (1)	3,183	2.5	2,697	2.0	3,718	2.7
Changes in unrecognized tax benefits	148	0.1	(2,261)	(1.7)	1,182	0.9
Effective tax rate	$30,193	23.6%	$28,820	21.3%	$33,348	24.6%
(1) State taxes in Minnesota, California, and New York made up the majority (greater than 50 percent) of the tax effect in this category for 2025, 2024, and 2023.
Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. Deferred income tax assets and liabilities are measured at the statutory rate of 21% as of both December 31, 2025 and 2024. The significant components of ACC’s deferred income tax assets, which are included in Other Assets: Deferred taxes, net, were as follows:

	December 31,
	2025	2024
	(in thousands)
Deferred income tax assets
Investments including net unrealized on Available-for-Sale securities	$3,797	$9,746
Certificate reserves	3,654	6,108
Indirect effect of unrecognized tax benefits including interest	893	—
Total deferred income tax assets	$8,344	$15,854
Based on analysis of ACC’s tax position, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of both December 31, 2025 and 2024.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	2025	2024	2023
	(in thousands)
Balance at January 1	$3,323	$5,522	$4,342
Additions for tax positions related to the current year	933	907	1,179
Additions for tax positions of prior years	—	—	230
Reductions for tax positions of prior years	(630)	(635)	—
Reductions due to lapse of statutes of limitations	(235)	(2,471)	(229)
Balance at December 31	$3,391	$3,323	$5,522

Index
Ameriprise Certificate Company
Notes to Consolidated Financial Statements (Continued)
If recognized, approximately $2.7 million, $2.6 million and $4.4 million, net of federal tax benefits, of unrecognized tax benefits as of December 31, 2025, 2024 and 2023, respectively, would affect the effective tax rate.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized a net increase of $118 thousand, a net decrease of $524 thousand and a net increase of $249 thousand, in interest and penalties for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025 and 2024, ACC had a payable of $755 thousand and $503 thousand, respectively, related to accrued interest and penalties.
ACC files its federal income tax return as part of the consolidated income tax return of Ameriprise Financial in the U.S. federal jurisdiction. ACC files as a separate entity and as part of unitary or combined returns with Ameriprise Financial, Inc. and other affiliates in various state jurisdictions. The federal statutes of limitations are closed on years through 2018, except for two issues for 2016 which were claimed on an amended return. During the second quarter of 2025, the Internal Revenue Service (“IRS”) finalized the audit of Ameriprise Financial’s U.S. income tax returns for tax years 2019 and 2020, except for one issue for 2020, which remains open. The IRS is currently auditing Ameriprise Financial’s U.S. income tax returns for 2021 through 2023. The state income tax returns of Ameriprise Financial or its subsidiaries, including ACC, are currently under examination by various jurisdictions for years ranging from 2018 through 2023.
The legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. The corporate tax law changes resulting from the OBBBA did not have an impact to ACC’s consolidated financial statements for the year ended December 31, 2025 and, based on current guidance, ACC does not expect to record any material impacts in the future.
Income taxes paid were as follows:

	2025	2024	2023
	(in thousands)
Income taxes paid, net	$28,594	$34,304	$36,818
Federal	24,930	29,993	31,321
State and local	3,664	4,311	5,497
12. Commitments and Contingencies
Commitments
ACC’s commercial mortgage loan funding commitments were $5.0 million and nil as of December 31, 2025 and 2024, respectively.
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

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers
December 31, 2025

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CASH EQUIVALENTS

MONEY MARKET FUNDS
DREYFUS GOVERNMENT CASH MANAGEMENT			$21,435	$21,435	$21,435
WESTERN ASST INSTL GOVERNMENT MONEY MARKET FUND			99,177	99,177	99,177
MORGAN STANLEY INSTITUTIONAL LIQUIDITY FUNDS			51,039	51,039	51,039
INVESCO GOVERNMENT MONEY MARKET FUND			25,876	25,876	25,876
ALLSPRING GOVERNMENT MONEY MARKET FUND			202,044	202,044	202,044
TOTAL MONEY MARKET FUNDS				399,571	399,571

GOVERNMENT BOND
FEDERAL HOME LOAN BANKS	2/20/2026	—	10,000	9,949	9,949
FEDERAL HOME LOAN MORTGAGE CORPORATION	2/11/2026	—	10,000	9,958	9,958
FEDERAL HOME LOAN MORTGAGE CORPORATION	2/27/2026	—	10,000	9,943	9,943
FEDERAL HOME LOAN MORTGAGE CORPORATION	3/6/2026	—	10,000	9,936	9,936
FEDERAL NATIONAL MORTGAGE ASSOCIATION	3/13/2026	—	10,000	9,929	9,929
UNITED STATES TREASURY	1/2/2026	—	20,000	19,998	19,998
UNITED STATES TREASURY	1/22/2026	—	70,000	69,851	69,851
TOTAL GOVERNMENT BOND				139,564	139,564

COMMERCIAL PAPER
ARIZONA PUBLIC SERVICE COMPANY	1/2/2026	—	40,000	39,996	39,996
CATERPILLAR FINANCIAL SERVICES	1/5/2026	—	20,000	19,990	19,990
ENERGY TRANSFER LP	1/2/2026	—	100,000	99,990	99,990
EVERSOURCE ENERGY	1/8/2026	—	4,800	4,796	4,796
FISERV INC	1/2/2026	—	23,000	22,998	22,998
JM SMUCKER COMPANY	1/2/2026	—	7,000	6,999	6,999
PUBLIC SERVICE COMPANY OF COLORADO	1/2/2026	—	32,000	31,997	31,997
SYSCO CORPORATION	1/2/2026	—	4,900	4,899	4,899
TOTAL COMMERCIAL PAPER				231,665	231,665
TOTAL CASH EQUIVALENTS				770,800	770,800

EQUITY SECURITIES
CONGLOMERATES/DIVERSIFIED MFG
FLINT GROUP PACKAGING INKS NORTH AMERICA HOLDINGS LLC			120	—	—
TOTAL CONGLOMERATES/DIVERSIFIED MFG				—	—
TOTAL EQUITY SECURITIES				—	—

FIXED MATURITIES
U.S. GOVERNMENT AND AGENCY OBLIGATIONS
UNITED STATES TREASURY BILL	1/15/2026	—	85,000	84,859	84,890
UNITED STATES TREASURY BILL	1/29/2026	—	75,000	74,752	74,801
UNITED STATES TREASURY BILL	2/5/2026	—	75,000	74,707	74,749
UNITED STATES TREASURY BILL	2/12/2026	—	60,000	59,718	59,755
UNITED STATES TREASURY BILL	2/19/2026	—	60,000	59,673	59,716
UNITED STATES TREASURY BILL	2/26/2026	—	60,000	59,628	59,672
UNITED STATES TREASURY BILL	3/5/2026	—	60,000	59,581	59,635
UNITED STATES TREASURY BILL	3/12/2026	—	60,000	59,550	59,596
UNITED STATES TREASURY BILL	3/19/2026	—	60,000	59,509	59,555

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2025

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

UNITED STATES TREASURY BILL	3/26/2026	—	75,000	74,344	74,392
UNITED STATES TREASURY BILL	4/2/2026	—	20,000	19,813	19,822
UNITED STATES TREASURY BILL	4/9/2026	—	20,000	19,799	19,810
UNITED STATES TREASURY BILL	4/16/2026	—	60,000	59,343	59,389
UNITED STATES TREASURY BILL	4/23/2026	—	60,000	59,305	59,351
UNITED STATES TREASURY BILL	4/30/2026	—	60,000	59,264	59,310
UNITED STATES TREASURY BILL	5/7/2026	—	60,000	59,215	59,269
UNITED STATES TREASURY BILL	5/14/2026	—	60,000	59,173	59,228
UNITED STATES TREASURY BILL	5/21/2026	—	60,000	59,126	59,189
UNITED STATES TREASURY BILL	5/28/2026	—	60,000	59,096	59,148
UNITED STATES TREASURY BILL	6/4/2026	—	60,000	59,060	59,111
UNITED STATES TREASURY BILL	6/11/2026	—	60,000	59,033	59,071
UNITED STATES TREASURY BILL	6/18/2026	—	60,000	59,014	59,026
UNITED STATES TREASURY BILL	6/25/2026	—	60,000	58,974	58,989
UNITED STATES TREASURY BOND	8/15/2026	4.375	57	56	57
UNITED STATES TREASURY BOND	11/15/2028	5.250	200	203	209
UNITED STATES TREASURY BOND	8/15/2035	4.250	100	101	101
FEDERAL HOME LOAN BANKS	4/1/2026	—	40,000	39,631	39,629
FEDERAL HOME LOAN BANKS	4/10/2026	—	40,000	39,592	39,593
FEDERAL NATIONAL MORTGAGE ASSOCIATION	1/2/2026	—	20,000	19,998	19,996
TOTAL U. S. GOVERNMENT AND AGENCY OBLIGATIONS				1,456,117	1,457,059

RESIDENTIAL MORTGAGE BACKED SECURITIES
AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES
FREDDIE MAC G16485	5/1/2033	3.000	3,678	3,658	3,595
FREDDIE MAC 1N1474	5/1/2037	6.510	25	26	26
FREDDIE MAC 1H2520	6/1/2035	6.353	661	691	688
FREDDIE MAC 1Q1540	6/1/2040	6.644	1,245	1,321	1,288
FREDDIE MAC 1Q1515	11/1/2038	6.526	2,873	3,012	2,967
FREDDIE MAC 1Q1572	5/1/2038	6.527	2,117	2,216	2,203
FREDDIE MAC 1Q1548	8/1/2038	6.531	1,063	1,111	1,106
FREDDIE MAC 848922	4/1/2037	6.527	945	995	982
FREDDIE MAC 848416	2/1/2041	6.825	1,573	1,636	1,646
FREDDIE MAC 848530	9/1/2039	6.596	629	661	655
FREDDIE MAC 849281	8/1/2037	6.315	1,028	1,084	1,072
FREDDIE MAC J32518	8/1/2030	3.000	2,078	2,114	2,048
FREDDIE MAC SB0752	10/1/2037	4.500	7,895	7,746	7,931
FREDDIE MAC SB8155	5/1/2037	3.000	20,806	20,285	20,014
FREDDIE MAC SB8191	10/1/2037	4.500	22,267	21,829	22,308
FREDDIE MAC SB8197	12/1/2037	4.000	21,797	21,414	21,521
FREDDIE MAC FR SB8216	3/1/2038	4.500	6,001	5,932	6,012
FREDDIE MAC STRIP FHS_402	9/25/2053	4.974	21,965	21,962	22,058
FREDDIE MAC FR Q00885	9/1/2037	4.000	11,801	11,620	11,673
FREDDIE MAC ARM 780845	9/1/2033	6.375	26	25	26
FREDDIE MAC ARM 780514	5/1/2033	6.426	43	43	44
FREDDIE MAC ARM 780903	9/1/2033	6.375	29	29	30
FREDDIE MAC 781884	8/1/2034	6.334	115	115	117
FREDDIE MAC F4-20328	2/15/2038	4.779	1,326	1,326	1,314
FREDDIE MAC F2-20350	9/15/2040	4.779	6,947	6,936	6,859
FANNIE MAE ARM 190726	3/1/2033	5.828	12	13	13

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2025

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE 12-133	4/25/2042	4.239	2,226	2,220	2,177
FANNIE MAE 13-2 KF	1/25/2037	4.169	2,144	2,140	2,109
FANNIE MAE FA-2013-1	2/25/2043	4.339	3,160	3,170	3,104
FANNIE MAE FA-2015-4	2/25/2045	4.489	1,217	1,217	1,191
FANNIE MAE AF-2015-22C	4/25/2045	4.489	3,941	3,927	3,858
FANNIE MAE AF-2015-42	6/25/2055	4.469	2,916	2,901	2,895
FANNIE MAE KF-2015-27	5/25/2045	4.289	2,539	2,533	2,516
FANNIE MAE DF-2015-38	6/25/2055	4.449	4,854	4,823	4,803
FANNIE MAE FA-2015-55	8/25/2055	4.489	1,975	1,967	1,969
FANNIE MAE_15-50	7/25/2045	4.489	5,340	5,333	5,290
FANNIE MAE_15-93	8/25/2045	4.339	1,304	1,301	1,291
FANNIE MAE FW-2015-84	11/25/2045	4.489	3,725	3,720	3,647
FANNIE MAE AF-2015-91	12/25/2045	4.509	3,420	3,404	3,454
FANNIE MAE 16-2	2/25/2056	4.619	1,186	1,184	1,177
FANNIE MAE_16-11	3/25/2046	4.689	2,379	2,381	2,372
FANNIE MAE AF-2016-11	3/25/2046	4.639	1,614	1,611	1,608
FANNIE MAE AF-2016-87	11/25/2046	4.539	2,148	2,146	2,132
FANNIE MAE WF-2016-68	10/25/2046	4.589	1,253	1,254	1,243
FANNIE MAE_17-8	2/25/2047	4.389	20,074	20,074	19,890
FANNIE MAE FT-2016-84	11/25/2046	4.489	4,729	4,771	4,667
FANNIE MAE AF-2016-88	12/25/2046	4.579	1,684	1,684	1,670
FANNIE MAE FL-2017-4	2/25/2047	4.589	2,533	2,533	2,522
FANNIE MAE DF-2017-16	3/25/2047	4.559	1,179	1,183	1,169
FANNIE MAE FC-2017-51	7/25/2047	4.339	11,469	11,502	11,246
FANNIE MAE FC-2018-73	10/25/2048	4.289	14,642	14,603	14,334
FANNIE MAE AF-2018-87	12/25/2048	4.439	6,401	6,373	6,334
FANNIE MAE_CF-2019-33	7/25/2049	4.459	8,873	8,889	8,712
FANNIE MAE F-2019-31	7/25/2049	4.439	14,043	14,036	13,759
FANNIE MAE FC-2019-76	12/25/2049	4.489	6,928	6,926	6,807
FANNIE MAE_FA-2020-47	7/25/2050	4.389	21,664	21,664	21,292
FANNIE MAE 22-33	9/25/2038	4.274	12,756	12,756	12,597
FREDDIE MAC FR SB8216	7/25/2052	4.274	12,189	12,169	11,985
FREDDIE MAC FR Q00885	7/25/2052	4.274	27,077	27,056	26,776
FANNIE MAE 22-43 FB	7/25/2052	4.474	26,901	26,939	26,705
FANNIE MAE_23-19	5/25/2053	4.524	37,078	37,078	36,990
FANNIE MAE 22-66	10/25/2052	4.424	16,984	17,002	16,799
FANNIE MAE 23-36	8/25/2053	4.724	20,363	20,363	20,388
FANNIE MAE FB-2024-87B	12/25/2054	4.974	72,051	71,983	72,278
FANNIE MAE FA-2025-12C	3/25/2055	5.274	57,416	57,464	57,780
FREDDIE MAC FD-203928	9/15/2041	4.518	8,524	8,580	8,444
FREDDIE MAC 4159 FD	1/15/2043	4.448	1,754	1,759	1,740
FREDDIE MAC 4248	5/15/2041	4.548	3,196	3,200	3,175
FREDDIE MAC FD-204301	7/15/2037	4.498	2,694	2,708	2,673
FREDDIE MAC GF-204367	3/15/2037	4.779	3,738	3,730	3,693
FREDDIE MAC 4363 2014 FA	9/15/2041	4.799	835	836	824
FREDDIE MAC 4448	5/15/2040	4.643	1,795	1,785	1,772
FREDDIE MAC LF-204475	4/15/2040	4.633	693	692	680
FREDDIE MAC FB-204495	11/15/2038	4.673	3,003	2,988	2,939
FREDDIE MAC WF-204491	8/15/2039	4.643	1,260	1,258	1,243
FREDDIE MAC FL-204523	8/15/2038	4.673	1,901	1,889	1,855

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2025

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FREDDIE MAC FA-204547	9/15/2040	4.879	1,741	1,738	1,734
FREDDIE MAC KF-204560	7/15/2040	4.873	3,045	3,038	3,083
FREDDIE MAC AF-204559	3/15/2042	4.823	2,226	2,217	2,207
FREDDIE MAC_4595	10/15/2037	4.979	1,803	1,803	1,791
FREDDIE MAC AF-204615	10/15/2038	4.779	1,116	1,112	1,101
FANNIE MAE AF-204620	11/15/2042	4.763	1,965	1,960	1,945
FANNIE MAE FA-204624	12/15/2038	4.773	6,253	6,234	6,197
FANNIE MAE GF-204639	3/15/2036	4.879	4,914	4,899	4,872
FREDDIE MAC WF-204681	8/15/2033	4.673	6,610	6,600	6,530
FREDDIE MAC WF-204697	6/15/2038	4.779	4,670	4,666	4,611
FREDDIE MAC AF-204774	7/15/2042	4.623	2,109	2,105	2,078
FREDDIE MAC WF-204730	8/15/2038	4.673	10,042	9,992	9,912
FREDDIE MAC FA-204822	5/15/2035	4.348	16,453	16,451	16,293
FREDDIE MAC_JF-204981	6/25/2050	4.389	11,385	11,385	11,149
FREDDIE MAC 4981	6/25/2050	4.389	26,783	26,945	26,224
FANNIE MAE_YF-204979	6/25/2050	4.439	14,366	14,379	14,152
FREDDIE MAC_5080	3/25/2051	4.094	12,078	12,078	11,120
FREDDIE MAC 5258	8/25/2052	4.374	33,705	33,705	33,406
FREDDIE MAC_22-5278	11/25/2052	4.674	61,354	61,355	60,565
FREDDIE MAC FD-5359	11/25/2053	5.374	24,630	24,630	24,990
FREDDIE MAC FE-5351	10/25/2053	5.074	34,186	34,186	34,528
FREDDIE MAC FA-5362	12/25/2053	5.094	36,308	36,308	36,608
FREDDIE MAC FB-5368	12/25/2053	5.324	20,158	20,155	20,439
FREDDIE MAC FB-5369	1/25/2054	5.074	55,344	55,367	55,711
FREDDIE MAC FD-5369	1/25/2054	4.774	26,069	26,069	26,137
FREDDIE MAC FC-5430A	7/25/2054	5.074	53,923	54,037	54,121
FREDDIE MAC NF-5478	12/25/2054	5.174	36,377	36,461	36,585
FREDDIE MAC FM-5508	2/25/2055	5.024	42,701	42,701	42,923
FREDDIE MAC AF-20-313	3/25/2055	5.024	59,722	59,723	59,808
FREDDIE MAC CF-205511	3/25/2055	5.224	83,833	83,834	84,104
FREDDIE MAC EF-205511	3/25/2055	5.024	56,007	56,009	56,180
FREDDIE MAC F-20-313	3/25/2055	5.224	83,833	83,834	84,104
FREDDIE MAC GF-205511	3/25/2055	5.024	69,116	69,118	69,186
FANNIE MAE ARM 545786	6/1/2032	6.165	106	106	108
FANNIE MAE HYBRID ARM 566074	5/1/2031	6.408	104	104	106
FANNIE MAE 4915	6/1/2031	6.160	61	61	62
FANNIE MAE ARM 620293	1/1/2032	5.900	17	17	17
FANNIE MAE AL1037	1/1/2037	6.283	795	835	822
FANNIE MAE AL2269	10/1/2040	6.430	703	743	733
FANNIE MAE AL3935	9/1/2037	6.406	1,407	1,473	1,459
FANNIE MAE AL3961	2/1/2039	6.387	557	585	572
FANNIE MAE AL4110	3/1/2037	6.189	835	871	868
FANNIE MAE AL4100	9/1/2036	6.310	1,174	1,225	1,217
FANNIE MAE AL4114	2/1/2039	6.592	598	631	625
FANNIE MAE AO8746	8/1/2027	2.500	812	817	802
FANNIE MAE AS4507	2/1/2030	3.000	1,981	2,009	1,950
FANNIE MAE AS4878	4/1/2030	3.000	2,690	2,729	2,649
FANNIE MAE ARM 651629	8/1/2032	6.310	1	1	1
FANNIE MAE ARM 655646	8/1/2032	6.465	46	46	47
FANNIE MAE ARM 655798	8/1/2032	6.229	117	117	119

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2025

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE ARM 661349	9/1/2032	6.270	51	51	52
FANNIE MAE ARM 664750	10/1/2032	6.113	42	42	43
FANNIE MAE ARM 670731	11/1/2032	5.665	36	36	36
FANNIE MAE ARM 670779	11/1/2032	5.735	166	166	168
FANNIE MAE ARM 670890	12/1/2032	5.665	51	51	51
FANNIE MAE ARM 670912	12/1/2032	5.665	20	20	21
FANNIE MAE 06-36 GF	5/25/2036	4.289	1,575	1,581	1,559
FANNIE MAE 07-6	2/25/2037	4.439	2,984	2,988	2,961
FANNIE MAE 07-46 FB	5/25/2037	4.359	294	294	291
FREDDIE MAC 2A-AOT-76	10/25/2037	5.203	2,849	2,890	2,618
FANNIE MAE 09-101	12/25/2039	4.829	3,292	3,336	3,315
FANNIE MAE 09-107 FL	2/25/2038	4.836	935	939	929
FANNIE MAE FK-2010-123	11/25/2040	4.439	3,266	3,292	3,234
FANNIE MAE ARM 722779	9/1/2033	6.038	30	30	30
FANNIE MAE 725558	6/1/2034	6.334	23	22	23
FANNIE MAE 725719	7/1/2033	5.758	60	59	60
FANNIE MAE 725694	7/1/2034	5.813	48	48	49
FANNIE MAE ARM 733525	8/1/2033	6.168	171	166	175
FANNIE MAE 735034	10/1/2034	6.263	793	825	818
FANNIE MAE 735702	7/1/2035	6.434	459	470	473
FANNIE MAE ARM 739194	9/1/2033	6.254	106	106	109
FANNIE MAE ARM 743256	10/1/2033	6.359	42	41	43
FANNIE MAE ARM 743856	11/1/2033	5.935	16	16	16
FANNIE MAE ARM 758873	12/1/2033	5.982	13	12	13
FANNIE MAE 794787	10/1/2034	6.295	22	22	22
FANNIE MAE 799733	11/1/2034	5.959	72	72	73
FANNIE MAE 801917	10/1/2034	6.385	124	124	127
FANNIE MAE 801337	9/1/2034	6.216	522	544	535
FANNIE MAE 804561	9/1/2034	6.228	75	75	78
FANNIE MAE 807219	1/1/2035	6.214	225	226	232
FANNIE MAE 809532	2/1/2035	6.643	113	113	116
FANNIE MAE 834552	8/1/2035	6.705	46	46	47
FANNIE MAE BE5622	1/1/2032	2.500	6,219	6,245	6,018
FANNIE MAE BK0933	7/1/2033	3.500	2,192	2,211	2,167
FANNIE MAE BT1939	2/1/2037	2.000	6,737	6,691	6,238
FANNIE MAE CA1265	2/1/2033	3.000	5,205	5,183	5,084
FANNIE MAE CA2283	8/1/2033	3.500	2,338	2,334	2,311
FANNIE MAE FM9247	11/1/2036	2.000	5,171	5,278	4,787
FANNIE MAE FS2940	9/1/2037	4.500	8,706	8,521	8,717
FANNIE MAE 889485	6/1/2036	6.308	609	617	627
FANNIE MAE 922674	4/1/2036	6.668	213	217	221
FANNIE MAE 968438	1/1/2038	5.905	129	135	133
FANNIE MAE 995548	9/1/2035	6.237	361	367	372
FANNIE MAE 995604	11/1/2035	6.461	669	698	696
FANNIE MAE 995614	8/1/2037	5.500	92	97	93
FANNIE MAE AB5230	5/1/2027	2.500	412	413	407
FANNIE MAE MA1144	8/1/2027	2.500	378	381	374
FANNIE MAE MA3391	6/1/2033	3.000	3,101	3,077	3,026
FANNIE MAE MA4697	8/1/2042	4.000	13,739	13,764	13,516
FANNIE MAE 4915	2/1/2038	5.000	5,498	5,498	5,576

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2025

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE AD0901	4/1/2040	6.307	416	440	434
FANNIE MAE AE0559	12/1/2034	6.193	770	798	796
FANNIE MAE AE0566	8/1/2035	6.459	608	632	632
GINNIE MAE II 082573	7/20/2040	5.375	1,145	1,181	1,167
GINNIE MAE II 082581	7/20/2040	5.375	1,446	1,537	1,474
GINNIE MAE II 082602	8/20/2040	5.375	2,569	2,734	2,620
GINNIE MAE II 082431	12/20/2039	4.750	997	1,032	1,023
GINNIE MAE II 082464	1/20/2040	5.625	347	370	354
GINNIE MAE II 082497	3/20/2040	5.625	745	786	759
GINNIE MAE II 082710	1/20/2041	5.625	674	698	686
GINNIE MAE II 082794	4/20/2041	5.625	1,260	1,336	1,286
GINNIE MAE FC-2009-8	2/16/2039	4.765	4,007	4,098	4,035
GINNIE MAE FB-2013-151	2/20/2040	4.196	5,589	5,612	5,523
GINNIE MAE FA-2014-43	3/20/2044	4.246	4,788	4,792	4,727
GINNIE MAE AF-2014-94	11/20/2041	4.437	1,120	1,121	1,096
GINNIE MAE AF-2015-18	2/20/2040	4.178	2,221	2,222	2,203
GINNIE MAE LF-2015-82	4/20/2041	4.287	1,596	1,596	1,574
GINNIE MAE FA-2016-115	8/20/2046	4.246	10,815	10,873	10,632
GINNIE MAE MF-2016-108	8/20/2046	4.330	332	330	324
GINNIE MAE FC-2018-67	5/20/2048	4.146	3,377	3,380	3,294
GINNIE MAE 18-66	5/20/2048	4.096	2,487	2,487	2,449
GINNIE MAE 18-168	12/20/2048	4.246	9,588	9,590	9,398
GINNIE MAE 19-143	11/20/2049	4.296	9,327	9,358	9,195
GINNIE MAE AF-2020-36	3/20/2050	4.296	20,182	20,211	19,735
GINNIE MAE 22-18	1/20/2052	4.118	18,216	18,185	17,446
GINNIE MAE 22-207	12/20/2052	4.438	31,469	31,469	31,325
GINNIE MAE 22-197	11/20/2052	4.618	24,191	24,191	24,100
GINNIE MAE_22-197	11/20/2052	4.618	41,593	41,525	41,461
GINNIE MAE 22-213	12/20/2052	4.438	26,440	26,440	26,332
GINNIE MAE 22-99	6/20/2052	4.468	31,586	31,622	31,245
GINNIE MAE 22-137	8/20/2052	4.368	19,176	19,165	18,740
GINNIE MAE_23-19	2/20/2053	4.568	51,696	51,698	51,590
GINNIE MAE_23-7	1/20/2053	4.518	37,371	37,387	37,271
GINNIE MAE_23-7	1/20/2053	4.518	26,361	26,379	26,293
GINNIE MAE_23-21	2/20/2053	4.568	7,184	7,184	7,169
GINNIE MAE_23-20	2/20/2053	4.418	23,327	23,293	23,218
GINNIE MAE_23-20	2/20/2053	4.418	49,991	49,982	49,758
GINNIE MAE_23-54	4/20/2053	4.518	26,580	26,580	26,512
GINNIE MAE_23-56	4/20/2053	4.518	13,423	13,423	13,392
GINNIE MAE 22-168	9/20/2052	4.418	55,280	55,280	54,529
GINNIE MAE_23-68	5/20/2053	4.468	56,333	56,345	55,934
GINNIE MAE_23-82	6/20/2053	4.668	12,869	12,869	12,873
GINNIE MAE_23-83	6/20/2053	4.818	73,829	72,689	73,823
GINNIE MAE_23-115	8/20/2053	4.818	19,975	19,975	19,992
GINNIE MAE_23-111	8/20/2053	4.718	18,506	18,513	18,524
GINNIE MAE_23-115	6/20/2053	4.918	36,694	36,694	36,865
GINNIE MAE_23-149	9/20/2063	4.968	19,521	19,521	19,609
GINNIE MAE_23-151	10/20/2053	4.968	35,632	35,632	35,793
GINNIE MAE_23-152	10/20/2053	5.168	11,717	11,717	11,815
GINNIE MAE_23-136	9/20/2053	4.918	21,878	21,878	21,963

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2025

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

GINNIE MAE_23-184	12/20/2053	4.418	37,850	37,332	37,674
TOTAL AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				2,523,581	2,514,663

NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES
A&D MORTGAGE TRUST 2025-NQM1 A	6/25/2070	5.790	43,234	43,211	43,719
A&D MTG TR ADMT_23-NQM3	7/25/2068	6.733	8,705	8,694	8,766
A&D MTG TR ADMT_23-NQM4	9/25/2068	7.472	33,939	33,904	34,427
A&D MTG TR ADMT_23-NQM5	11/25/2068	7.049	28,386	28,362	28,762
A&D MTG TR ADMT_24-NQM3	7/25/2069	6.451	37,431	37,386	38,018
A&D MTG TR ADMT_24-NQM4	8/25/2069	5.464	21,501	21,481	21,636
A&D MTG TR ADMT_24-NQM5	11/25/2069	5.699	16,782	16,770	16,926
ACRA TRUST ACRA_24-NQM1	10/25/2064	5.608	36,559	36,525	36,887
ADJUSTABLE RATE MORTGAGE TRUST ARMT_04-2	2/25/2035	5.513	7	7	7
ANGEL OAK MORTGAGE TRUST AOMT_20-2	1/26/2065	2.531	1,082	1,090	1,033
ANGEL OAK MORTGAGE TRUST AOMT_20-3	4/25/2065	1.691	2,260	2,258	2,160
ANGEL OAK MORTGAGE TRUST AOMT_20-5	5/25/2065	1.373	1,804	1,803	1,737
ANGEL OAK MORTGAGE TRUST AOMT_21-8	11/25/2066	1.820	7,757	7,755	7,029
ANGEL OAK MORTGAGE TRUST AOMT_22-1	12/25/2066	2.881	20,615	20,608	19,643
ANGEL OAK MORTGAGE TRUST AOMT_24-11	8/25/2069	5.700	15,987	15,976	16,167
ANGEL OAK MORTGAGE TRUST AOMT_24-12	10/25/2069	5.653	31,241	31,209	31,566
ANGEL OAK MORTGAGE TRUST AOMT_24-7	5/25/2069	5.621	27,590	27,609	27,857
ANGEL OAK MORTGAGE TRUST AOMT_24-8	5/27/2069	5.338	26,121	26,105	26,300
ANGEL OAK MORTGAGE TRUST AOMT_25-1	1/25/2070	5.690	34,872	34,839	35,232
ANGEL OAK MORTGAGE TRUST AOMT_25-2	2/25/2070	5.637	22,396	22,382	22,610
ANGEL OAK MORTGAGE TRUST AOMT_25-HB1	2/25/2055	5.674	10,532	10,532	10,532
APS RESECURITIZATION TRUST APS_16-3	11/27/2046	6.096	1,120	1,120	2,714
APS RESECURITIZATION TRUST APS_16-3	11/27/2066	6.096	—	—	—
ARROYO MORTGAGE TRUST ARRW_19-1	1/25/2049	3.805	2,627	2,623	2,605
ARROYO MORTGAGE TRUST ARRW_19-3	10/25/2048	2.962	1,969	1,967	1,902
BANK OF AMERICA MORTGAGE SECURITIES BOAMS_04-E	6/25/2034	5.641	391	389	374
BRAVO RESIDENTIAL FUNDING TRUST BRAVO_20-RPL1	5/26/2059	2.500	3,306	3,315	3,261
BRAVO RESIDENTIAL FUNDING TRUST BRAVO_22-NQM1	9/25/2061	3.626	13,199	13,183	13,133
BRAVO RESIDENTIAL FUNDING TRUST BRAVO_24-NQM1	12/1/2063	5.943	18,865	18,835	19,032
BRAVO RESIDENTIAL FUNDING TRUST BRAVO_24-NQM2	2/25/2064	6.285	16,711	16,683	16,920
BRAVO RESIDENTIAL FUNDING TRUST BRAVO_24-NQM3	3/25/2064	6.191	29,612	29,567	29,996
BRAVO RESIDENTIAL FUNDING TRUST BRAVO_24-NQM6	8/1/2064	5.409	14,129	14,110	14,241
BRAVO RESIDENTIAL FUNDING TRUST BRAVO_25-NQM2	11/25/2064	5.678	29,181	29,160	29,506
BRAVO RESIDENTIAL FUNDING TRUST BRAVO_25-NQM3	3/25/2065	5.573	36,730	36,697	37,062
BUNKER HILL LOAN DEPOSITARY TRUST BHLD_19-2	7/25/2049	2.879	1,792	1,790	1,770
BUNKER HILL LOAN DEPOSITARY TRUST BHLD_19-3	11/25/2059	3.724	383	382	381
CHASE MORTGAGE FINANCE CORPORATION CHASE_07-A1	2/25/2037	6.653	272	270	273
CHNGE MORTGAGE TRUST CHNGE_23-1	3/25/2058	7.065	6,500	6,484	6,491
CHNGE MORTGAGE TRUST CHNGE_23-2	6/25/2058	6.525	14,537	14,507	14,567
CHNGE MORTGAGE TRUST CHNGE_23-3	7/25/2058	7.100	8,173	8,159	8,218
CIM TRUST CIM_25-I1	10/25/2069	5.655	30,317	30,297	30,705
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_15-RP2 CMLTI_15-PS1	9/25/2042	3.750	756	759	734
COLT FUNDING LLC COLT_20-2R	10/26/2065	1.325	2,747	2,745	2,615
COLT FUNDING LLC COLT_21-6	12/25/2066	1.907	13,209	13,204	12,306
COLT FUNDING LLC COLT_24-INV2	5/25/2069	6.421	11,033	11,022	11,206

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2025

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

COLT FUNDING LLC COLT_24-INV4	5/25/2069	5.607	18,715	18,699	18,915
COLT MORTGAGE LOAN TRUST COLT_22-1	12/27/2066	2.284	15,076	15,070	13,950
COLT MORTGAGE LOAN TRUST COLT_22-2	2/25/2067	2.994	10,097	10,094	9,738
COLT MORTGAGE LOAN TRUST COLT_23-2	7/25/2068	6.596	12,811	12,794	12,886
COLT MORTGAGE LOAN TRUST COLT_24-1	2/25/2069	5.835	7,531	7,518	7,592
COLT MORTGAGE LOAN TRUST COLT_24-2	4/25/2069	6.125	14,146	14,125	14,322
COLT MORTGAGE LOAN TRUST COLT_24-3	6/25/2069	6.393	25,317	25,286	25,709
COLT MORTGAGE LOAN TRUST COLT_24-4	7/25/2069	5.949	20,147	20,120	20,387
COLT MORTGAGE LOAN TRUST COLT_24-5	8/25/2069	5.123	37,156	37,117	37,267
COLT MORTGAGE LOAN TRUST COLT_24-6	11/25/2069	5.390	27,394	27,367	27,573
COLT MORTGAGE LOAN TRUST COLT_24-7	12/26/2069	5.538	29,033	29,007	29,296
COLT MORTGAGE LOAN TRUST COLT_25-3	3/25/2070	5.352	21,075	21,048	21,236
COLT MORTGAGE LOAN TRUST COLT_25-4	4/25/2070	5.794	12,691	12,754	12,873
COLT MORTGAGE LOAN TRUST COLT_25-5	5/25/2070	5.536	32,217	32,193	32,519
COUNTRYWIDE HOME LOANS CWHL_03-46	1/19/2034	5.770	533	542	523
CREDIT SUISSE MORTGAGE TRUST CSMC_17-FHA1	4/25/2047	3.250	6,671	6,711	6,163
CREDIT SUISSE MORTGAGE TRUST CSMC_17-RPL1	7/25/2057	2.750	3,197	3,192	3,133
CREDIT SUISSE MORTGAGE TRUST CSMC_17-RPL3	8/1/2057	4.000	12,103	12,414	11,453
CREDIT SUISSE MORTGAGE TRUST CSMC_19-AFC1	7/25/2049	3.573	3,847	3,842	3,723
CREDIT SUISSE MORTGAGE TRUST CSMC_19-NQM1	10/25/2059	3.656	269	268	267
CREDIT SUISSE MORTGAGE TRUST CSMC_22-ATH1	1/25/2067	2.870	9,171	9,165	8,996
CREDIT SUISSE MORTGAGE TRUST CSMC_22-ATH2	5/25/2067	4.547	13,132	13,126	13,068
CROSS MORTGAGE TRUST CROSS_23-H2	11/25/2068	7.135	25,371	25,333	25,712
CROSS MORTGAGE TRUST CROSS_24-H2	4/25/2069	6.093	18,071	18,048	18,280
CROSS MORTGAGE TRUST CROSS_24-H3	6/25/2069	6.272	13,320	13,303	13,510
CROSS MORTGAGE TRUST CROSS_24-H4	7/25/2069	6.147	12,005	11,985	12,180
CROSS MORTGAGE TRUST CROSS_24-H5	8/26/2069	5.854	7,006	6,997	7,091
CROSS MORTGAGE TRUST CROSS_25-H1	2/25/2070	5.735	16,686	16,667	16,877
CROSS MORTGAGE TRUST CROSS_25-H3	4/25/2070	5.883	25,309	25,269	25,685
CSMC TRUST CSMC_21-NQM8	10/25/2066	2.841	18,645	18,639	17,259
DEEPHAVEN RESIDENTIAL MORTGAGE TRUST DRMT_22-1	1/25/2067	2.205	14,428	14,418	13,406
DEEPHAVEN RESIDENTIAL MORTGAGE TRUST DRMT_24-1	7/25/2069	5.735	34,671	34,650	35,016
ELLINGTON FINANCIAL MORTGAGE TRUST EFMT_19-2	11/25/2059	2.739	2,138	2,136	2,108
ELLINGTON FINANCIAL MORTGAGE TRUST EFMT_22-1	1/25/2067	2.206	16,585	16,580	14,801
ELLINGTON FINANCIAL MORTGAGE TRUST EFMT_24-INV2	10/25/2069	5.035	12,913	12,906	12,940
ELLINGTON FINANCIAL MORTGAGE TRUST EFMT_24-NQM1	11/25/2069	5.708	33,071	33,040	33,466
ELLINGTON FINANCIAL MORTGAGE TRUST EFMT_25-INV1	3/25/2070	5.626	13,377	13,369	13,509
ELLINGTON FINANCIAL MORTGAGE TRUST EFMT_25-NQM1	1/25/2070	5.668	20,899	20,875	21,104
FIRST HORIZON ALTERNATIVE MORTGAGE SECURITIES FHAMS_04-AA4	10/25/2034	5.118	79	80	78
GCAT GCAT_24-NQM2	6/25/2059	6.085	22,192	22,157	22,507
GCAT_19-NQM3	11/25/2059	2.686	1,530	1,528	1,511
GCAT_22-HX1	12/27/2066	2.885	11,685	11,679	11,019
GMAC MORTGAGE CORPORATION LOAN TRUST GMACM_04-AR2	8/19/2034	4.740	97	97	89
GMAC MORTGAGE CORPORATION LOAN TRUST GMACM_04-AR2	8/19/2034	4.156	88	88	82
GS MORTGAGE SECURITIES TRUST GSMBS_18-RPL1	10/25/2057	3.750	2,980	2,961	2,946
GSR MORTGAGE LOAN TRUST GSR_05-AR1	1/25/2035	6.980	353	353	345
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-1	4/19/2034	5.778	48	48	47
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-10	1/19/2035	5.031	68	68	63
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-4	6/19/2034	5.112	20	20	19
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-6	8/19/2034	6.615	24	23	24

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2025

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-7	11/19/2034	5.337	127	126	122
HOMES TRUST HOMES_24-AFC1	8/25/2059	5.224	18,356	18,337	18,415
HOMES TRUST HOMES_25-NQM1	1/25/2070	5.554	38,622	38,597	38,973
HOMES TRUST HOMES_25-NQM2	2/25/2070	5.425	18,830	18,818	18,989
HOMES_23-NQM2	2/25/2068	6.456	34,036	34,014	34,113
HOMES_24-NQM2	10/25/2069	5.717	14,282	14,260	14,440
IMPERIAL FUND MORTGAGE TRUST IMPRL_21-NQM4	1/25/2057	2.091	20,063	20,057	17,725
IMPERIAL FUND MORTGAGE TRUST IMPRL_23-NQM1	2/25/2068	5.941	13,981	13,963	13,950
JP MORGAN MORTGAGE TRUST JPMMT_24-HE3	2/25/2055	5.118	13,137	13,137	13,137
JP MORGAN MORTGAGE TRUST JPMMT_25-VIS1	8/25/2055	5.493	46,576	46,544	46,887
JPMMT_25-NQM2	9/25/2065	5.567	13,716	13,708	13,852
MELLO MORTGAGE CAPITAL ACCEPTANCE MELLO_21-INV3	10/25/2051	2.500	18,900	19,141	15,820
MERRILL LYNCH MORTGAGE INVESTORS INC MLMI_05-A1	12/25/2034	6.175	45	45	46
MERRILL LYNCH MORTGAGE INVESTORS INC MLMI_05-A2	2/25/2035	5.135	265	265	255
MERRILL LYNCH MORTGAGE INVESTORS TRUST MLCC_04-1	12/25/2034	5.318	51	51	48
MERRILL LYNCH MORTGAGE INVESTORS TRUST MLMI_03-A5	8/25/2033	6.252	120	119	117
METLIFE SECURITIZATION TRUST MST_17-1A	4/25/2055	3.000	3,187	3,195	3,084
METLIFE SECURITIZATION TRUST MST_18-1A	3/25/2057	3.750	4,000	3,999	3,917
MFA TRUST MFRA_20-NQM3	1/26/2065	1.014	1,005	1,004	966
MFA TRUST MFRA_23-NQM4	12/25/2068	6.105	15,061	15,046	15,182
MFA TRUST MFRA_24-NQM1	3/25/2069	6.579	5,768	5,758	5,847
MFA TRUST MFRA_24-NQM2	8/25/2069	5.272	14,211	14,194	14,265
MFA TRUST MFRA_24-NQM3	12/25/2069	5.722	19,859	19,840	20,038
MFA TRUST MFRA_25-NQM2	5/27/2070	5.675	11,252	11,243	11,360
MILL CITY MORTGAGE TRUST MCMLT_18-3	8/25/2058	3.482	1,023	1,028	1,013
MILL CITY MORTGAGE TRUST MCMLT_19-1	10/25/2069	3.250	2,325	2,331	2,278
MILL CITY MORTGAGE TRUST MCMLT_19-GS1	7/25/2059	2.750	2,273	2,272	2,235
MORGAN STANLEY MORTGAGE LOAN TRUST MSM_04-10AR	11/25/2034	5.374	158	159	153
MORGAN STANLEY MORTGAGE LOAN TRUST MSM_04-10AR	11/25/2034	5.573	33	33	32
MORGAN STANLEY RESIDENTIAL MORTGAGE LOAN TRUST MSRM_24-NQM3	7/25/2069	5.044	17,022	17,003	17,070
MORGAN STANLEY RESIDENTIAL MORTGAGE LOAN TRUST MSRM_24-NQM5	10/25/2069	5.649	11,578	11,566	11,706
MORGAN STANLEY RESIDENTIAL MORTGAGE LOAN TRUST MSRM_25-NQM1	11/25/2069	5.738	14,711	14,701	14,896
MORGAN STANLEY RESIDENTIAL MORTGAGE LOAN TRUST MSRM_25-NQM2	1/25/2070	5.627	36,688	36,665	37,039
NATIONSTAR MORTGAGE LOAN TRUST NSMLT_13-A	12/25/2052	3.750	384	389	369
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_14-3A	11/25/2054	3.750	930	943	891
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_16-1A	3/25/2056	3.750	2,501	2,566	2,413
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_16-2A	11/26/2035	3.750	1,697	1,721	1,652
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_16-3A	9/25/2056	3.750	4,927	5,041	4,743
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_16-4A	11/25/2056	3.750	5,158	5,243	4,956
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_17-1A	2/25/2057	4.000	4,036	4,099	3,943
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_17-2A	3/25/2057	4.000	5,060	5,173	4,928
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_17-3A	4/25/2057	4.000	5,321	5,434	5,166
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_17-6A	8/27/2057	4.000	3,931	3,997	3,841
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_19-NQM4	9/25/2059	2.492	767	766	739
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_19-RPL3	7/25/2059	2.750	4,852	4,913	4,704
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_24-NQM1	3/25/2064	6.129	11,814	11,796	11,958
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_25-NQM1	1/25/2065	5.643	20,882	20,858	21,245
NEW YORK MORTGAGE TRUST NYMT_24-BPL3	9/25/2039	5.268	23,625	23,625	23,706

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2025

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

OBX TRUST OBX_21-INV1	9/25/2051	2.500	17,521	17,721	14,623
OBX TRUST OBX_23-NQM10	10/25/2063	6.465	11,641	11,627	11,761
OBX TRUST OBX_23-NQM8	9/25/2063	7.045	18,123	18,101	18,325
OBX TRUST OBX_24-NQM17	11/25/2064	5.610	21,809	21,782	22,028
OCEANVIEW MORTGAGE LOAN TRUST OVMLT_20-1	5/28/2050	1.733	1,134	1,133	1,080
ONSLOW BAY FINANCIAL LLC OBX_23-NQM7	4/25/2063	6.844	11,306	11,470	11,406
ONSLOW BAY FINANCIAL LLC OBX_24-NM10	5/25/2064	6.180	21,635	21,599	21,956
ONSLOW BAY FINANCIAL LLC OBX_24-NQM18	10/25/2064	5.408	27,864	27,826	28,069
ONSLOW BAY FINANCIAL LLC OBX_24-NQM2	12/25/2063	5.878	19,832	19,808	19,991
ONSLOW BAY FINANCIAL LLC OBX_24-NQM3	12/25/2063	6.129	9,891	9,876	9,999
ONSLOW BAY FINANCIAL LLC OBX_24-NQM4	1/25/2064	6.067	19,765	19,734	19,972
ONSLOW BAY FINANCIAL LLC OBX_24-NQM5	1/25/2064	5.988	12,905	12,884	13,040
ONSLOW BAY FINANCIAL LLC OBX_25-NQM2	11/25/2064	5.597	38,645	38,596	39,054
ONSLOW BAY FINANCIAL LLC OBX_25-NQM4	2/25/2055	5.400	27,604	27,570	27,819
PRKCM TRUST PRKCM_23-AFC2	6/25/2058	6.482	23,248	23,215	23,302
PRKCM TRUST PRKCM_23-AFC4	11/25/2058	7.225	14,599	14,579	14,795
PRKCM TRUST PRKCM_24-AFC1	3/25/2059	6.333	24,912	24,863	25,210
PRKCM TRUST PRKCM_24-HOME1	5/25/2059	6.431	31,841	31,793	32,351
PRKCM TRUST PRKCM_25-HOME1	2/25/2060	5.546	17,283	17,269	17,498
PRPM ADVISORS LLC PRPM_24-NQM4	12/26/2069	5.674	12,402	12,392	12,544
PRPM ADVISORS LLC PRPM_25-NQM1	11/25/2069	5.802	15,167	15,153	15,344
PRPM LLC PRPM_23-NQM3	11/25/2068	6.221	14,504	14,491	14,649
PRPM LLC PRPM_24-NQM1	12/25/2068	6.265	21,153	21,127	21,416
PRPM LLC PRPM_24-NQM2	6/25/2069	6.327	35,864	35,828	36,479
RUN_22-NQM1	3/25/2067	4.000	7,286	7,236	7,321
SASC_03-24A	7/25/2033	6.493	139	139	136
STAR_20-3	4/25/2065	1.486	679	679	666
STARWOOD MORTGAGE RESIDENTIAL TRUST STAR_22-1	12/25/2066	2.447	18,523	18,515	16,971
TOWD POINT MORTGAGE TRUST TPMT_17-4	6/25/2057	2.750	2,050	2,049	2,017
TOWD POINT MORTGAGE TRUST TPMT_19-HY1	10/25/2048	4.846	907	908	908
UNITED WHOLESALE MORTGAGE LLC UWM _21-INV2	9/25/2051	2.500	18,608	18,892	15,575
VERUS SECURITIZATION TRUST VERUS_21-7	10/25/2066	1.829	11,866	11,863	10,939
VERUS SECURITIZATION TRUST VERUS_21-R1	10/25/2063	0.820	1,769	1,768	1,740
VERUS SECURITIZATION TRUST VERUS_22-1	1/25/2067	2.724	13,457	13,453	12,912
VERUS SECURITIZATION TRUST VERUS_23-4	5/25/2068	5.811	13,648	13,629	13,655
VERUS SECURITIZATION TRUST VERUS_23-8	12/25/2068	6.259	12,781	12,763	12,904
VERUS SECURITIZATION TRUST VERUS_24-2	2/25/2069	6.095	22,036	22,000	22,261
VERUS SECURITIZATION TRUST VERUS_24-INV1	3/25/2069	6.116	10,996	10,984	11,129
VERUS SECURITIZATION TRUST VERUS_25-2	3/25/2070	5.307	35,421	35,390	35,663
VERUS SECURITIZATION TRUST VERUS_25-INV1	2/25/2070	5.548	41,148	41,127	41,591
VISIO_19-2	11/25/2054	2.722	823	821	818
WAMU MORTGAGE PASS-THROUGH CERTIFICATES WAMU_03-AR6	6/25/2033	6.169	123	122	121
WAMU MORTGAGE PASS-THROUGH CERTIFICATES WAMU_04-AR10	7/25/2044	4.286	128	128	125
WAMU MORTGAGE PASS-THROUGH CERTIFICATES WAMU_05-AR3	3/25/2035	4.931	267	268	252
WAMU MORTGAGE PASS-THROUGH CERTIFICATES WAMU_05-AR4	4/25/2035	4.347	605	603	575
WELLS FARGO MORTGAGE BACKED SECURITIES TRUST WFMBS_04-K	7/25/2034	6.419	195	200	199
TOTAL NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				2,533,300	2,528,702
TOTAL RESIDENTIAL MORTGAGE BACKED SECURITIES				5,056,881	5,043,365

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2025

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

ASSET BACKED SECURITIES
AFFIRM ASSET SECURITIZATION TRUST AFFRM_24-X2	12/17/2029	5.220	1,647	1,647	1,648
AFFIRM ASSET SECURITIZATION TRUST AFFRM_24-A	2/15/2029	5.610	25,000	24,999	25,040
ALLY AUTO RECEIVABLES TRUST ALLYA_22-3	4/15/2027	5.070	1,074	1,074	1,075
APIDOS CLO APID_20-33A	4/24/2038	5.165	22,000	22,000	22,053
BAIN CAPITAL CREDIT CLO BCC_23	7/16/2038	5.644	12,570	12,570	12,623
BABSON CLO LTD BABSN_23-1A	4/20/2038	5.284	40,000	40,000	40,138
BROAD RIVER BSL FUNDING CLO BDRVR_20-1	7/20/2034	5.316	16,000	16,000	16,000
CARVANA AUTO RECEIVABLES TRUST CRVNA_23-N4	1/10/2028	6.420	1,475	1,475	1,476
CERBERUS ONSHORE CLO LLC CERB_24-3	7/15/2036	5.655	25,000	25,000	25,060
DRYDEN SENIOR LOAN FUND DRSLF_18-55A	4/15/2031	5.186	2,994	2,994	2,996
FOURSIGHT CAPITAL AUTOMOBILE RECEIVABLES TRUST FCRT_23-2	5/15/2028	5.990	1,663	1,663	1,669
GLS AUTO SELECT RECEIVABLES TRUST GSAR_23-2	6/15/2028	6.370	2,938	2,938	2,952
GLS AUTO SELECT RECEIVABLES TRUST GSAR_24-3	10/15/2029	5.590	8,305	8,305	8,401
GOLDENTREE LOAN MANAGEMENT US CLO 1 LTD GLM_21-9A	4/20/2037	5.384	20,000	20,000	20,047
GOLDENTREE LOAN MANAGEMENT US	1/20/2039	5.164	50,000	50,000	50,093
GOLUB CAPITAL PARTNERS CLO LTD GOCAP_19-46A	4/20/2037	5.694	20,000	20,000	20,041
GREENSKY HOME IMPROVEMENT ISSUER TRUST GSKY_24-2	10/27/2059	5.250	4,835	4,835	4,855
GREENSTATE AUTO RECEIVABLES TRUST GRNST_24-1	8/16/2027	5.530	1,119	1,119	1,120
321 HENDERSON RECEIVABLES LLC HENDR_10-3A	12/15/2048	3.820	102	102	101
MADISON PARK FUNDING LTD MDPK_21-48A	1/19/2039	5.104	40,000	40,000	40,025
MAGNETITE CLO LIMITED MAGNE_20-26	1/25/2038	5.015	25,000	25,000	24,980
MARLETTE FUNDING TRUST MFT_23-4	12/15/2033	7.130	3,713	3,712	3,736
NAVIENT STUDENT LOAN TRUST NAVSL_18-DA	12/15/2059	4.665	2,198	2,194	2,193
OCCU AUTO RECEIVABLES TRUST OCCU	4/17/2028	4.820	15,018	15,017	15,040
OCTAGON INVESTMENT PARTNERS OCT48_20-3A	1/15/2038	5.265	25,000	25,000	25,052
OAK HILL CREDIT PARTNERS OAKC_23-14	4/20/2038	5.584	5,000	5,000	5,027
OAKC_21-8A	1/20/2038	5.164	30,000	30,000	30,070
ONEMAIN FINANCIAL ISSUANCE TRUST OMFIT_22-S1	5/14/2035	4.130	7,629	7,607	7,629
ONEMAIN FINANCIAL ISSUANCE TRUST OMFIT_22-2	10/14/2034	4.890	1,888	1,887	1,889
OPORTUN FUNDING LLC OPTN_24-2	2/9/2032	5.860	404	404	404
OPORTUN FUNDING LLC OPTN_25-B	5/9/2033	4.880	23,700	23,697	23,901
PAGAYA POINT OF SALE HOLDINGS	1/20/2034	5.715	40,000	40,000	40,322
PAGAYA AI DEBT SELECTION TRUST PAID_24-10	6/15/2032	5.521	22,985	22,985	23,120
PAGAYA AI DEBT GRANTOR TRUST PAID_24-8	1/15/2032	5.331	3,599	3,599	3,609
PAGAYA AI DEBT GRANTOR TRUST P	10/15/2032	4.865	24,475	24,475	24,560
PAGAYA AI DEBT GRANTOR TRUST PAID_24-7	12/15/2031	6.117	8,482	8,482	8,533
PAGAYA AI DEBT GRANTOR TRUST PAID_25-2	10/15/2032	4.961	20,290	20,290	20,378
PAGAYA AI DEBT SELECTION TRUST PAID_24-9	3/15/2032	5.065	12,879	12,879	12,906
PAGAYA AI DEBT TRUST PAID_25-4	1/17/2033	5.373	25,119	25,119	25,333
PAGAYA AI DEBT SELECTION TRUST PAID_24-3	10/15/2031	6.258	4,657	4,657	4,684
PAGAYA AI DEBT SELECTION TRUST PAID_24-6	11/15/2031	6.093	3,003	3,003	3,020
PALMER SQUARE CLO LTD PLMRS_21-2A	2/15/2038	5.134	25,000	25,000	25,007
RESEARCH-DRIVEN PAGAYA MOTOR ASSET TRUST RPM_23-4	3/25/2032	7.540	7,435	7,435	7,452
PRESTON RIDGE PARTNERS MORTGAGE	2/27/2034	5.149	50,000	50,000	50,333
SMB PRIVATE EDUCATION LOAN TRUST SMB_21-A	1/15/2053	4.595	8,810	8,652	8,725
SMB PRIVATE EDUCATION LOAN TRUST SMB_17-B	10/15/2035	2.820	285	285	284
UPGRADE MASTER PASS-THRU TRUST	9/15/2032	4.794	24,217	24,217	24,278
UPSTART SECURITIZATION TRUST UPST_23-3	10/20/2033	6.900	2,034	2,033	2,038
WESTLAKE AUTOMOBILE RECEIVABLES TRUST WLAKE_23-1	2/16/2027	5.890	685	685	686

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2025

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WESTLAKE AUTOMOBILE RECEIVABLES TRUST WLAKE_24-2	8/16/2027	5.750	3,120	3,120	3,123
TOTAL ASSET BACKED SECURITIES				723,155	725,725

COMMERCIAL MORTGAGE BACKED SECURITIES
AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES
FREDDIE MAC A-20KF60	2/25/2026	4.613	1,868	1,868	1,868
FREDDIE MAC KF67	8/25/2029	4.500	7,392	7,337	7,401
FREDDIE MAC KF76	1/25/2030	4.342	2,052	2,031	2,057
FREDDIE MAC K-F120	8/25/2031	4.074	27,808	27,019	27,495
GINNIE MAE AG-2017-171	10/16/2048	2.250	2,494	2,487	2,394
TOTAL AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES				40,742	41,215

NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES
BARCLAYS COMMERCIAL MORTGAGE SECURITIES LLC BBCMS_19-BWAY	11/15/2034	5.030	9,743	9,742	6,064	c
BX COMMERCIAL MORTGAGE TRUST BX_21-XL2	10/15/2038	4.553	13,094	13,094	13,085
COLONY MORTGAGE CAPITAL LTD CLNY_19-IKPR	11/15/2038	5.277	8,585	8,577	8,456
COMM MORTGAGE TRUST COMM_19-521F	6/15/2034	4.797	16,510	16,510	15,836
JP MORGAN CHASE COMMERCIAL MORTGAGE SECURITIES TRUST JPMCC_18-ASH8	2/15/2035	4.848	9,378	9,378	9,300
LIFE FINANCIAL SERVICES TRUST LIFE_22-BMR2	5/15/2039	5.045	49,000	48,981	47,232
MORGAN STANLEY CAPITAL I TRUST MSC_18-BOP	8/15/2033	4.647	12,624	12,624	10,355
MTN COMMERCIAL MORTGAGE TRUST MTN_22-LPFL	3/15/2039	5.147	50,000	49,951	49,970
ONE NEW YORK PLAZA TRUST ONYP_20-1NYP	1/15/2036	4.815	18,200	18,200	17,574
STAR_22-SFR3	5/17/2039	5.609	47,228	47,237	47,420
280 PARK AVENUE MORTGAGE TRUST PRK_17-280P	9/15/2034	4.958	40,000	40,000	39,866
WELLS FARGO COMMERCIAL MORTGAGE TRUST WFCM_17-SMP	12/15/2034	4.673	18,500	18,498	17,274
TOTAL NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES				292,792	282,432
TOTAL COMMERCIAL MORTGAGE BACKED SECURITIES				333,534	323,647

CORPORATE DEBT SECURITIES
BANKING
WASHINGTON MUTUAL BANK/HENDERSON	6/15/2011	—	1,500	—	3	c,d
TOTAL BANKING				—	3

CAPITAL GOODS
BERRY GLOBAL INC	1/15/2026	1.570	20,266	20,233	20,237
L3HARRIS TECHNOLOGIES INC	12/15/2026	3.850	4,660	4,618	4,656
TOTAL CAPITAL GOODS				24,851	24,893

COMMUNICATIONS
AMERICAN TOWER CORPORATION	10/15/2026	3.375	3,749	3,711	3,730
TOTAL COMMUNICATIONS				3,711	3,730

CONSUMER NON CYCLICAL
CAMPBELLS COMPANY	3/20/2026	5.300	21,466	21,486	21,499
CONSTELLATION BRANDS INC	12/6/2026	3.700	3,725	3,681	3,716
CVS HEALTH CORPORATION	8/15/2026	3.000	5,227	5,173	5,190
HCA-THE HEALTHCARE COMPANY	6/15/2026	5.250	21,190	21,187	21,213
TOTAL CONSUMER NON CYCLICAL				51,527	51,618

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2025

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

ELECTRIC
AES CORPORATION (THE)	1/15/2026	1.375	13,670	13,650	13,650
FIRSTENERGY CORPORATION	3/30/2026	5.150	1,250	1,248	1,253
TOTAL ELECTRIC				14,898	14,903

ENERGY
COLORADO INTERSTATE GAS COMPANY	8/15/2026	4.150	12,500	12,433	12,486
PLAINS ALL AMERICAN PIPELINE LP	12/15/2026	4.500	4,793	4,787	4,807
TOTAL ENERGY				17,220	17,293

NATURAL GAS
SEMPRA	8/1/2026	5.400	27,550	27,629	27,716
TOTAL NATURAL GAS				27,629	27,716

TECHNOLOGY
NXP BV	6/18/2026	3.875	5,971	5,943	5,964
TOTAL TECHNOLOGY				5,943	5,964

TRANSPORTATION
NORFOLK SOUTHERN CORPORATION	6/15/2026	2.900	10,000	9,901	9,955
TOTAL TRANSPORTATION				9,901	9,955

TOTAL CORPORATE DEBT SECURITIES				155,680	156,075
TOTAL FIXED MATURITIES				7,725,367	7,705,871

SYNDICATED LOANS
BASIC INDUSTRY
ELEMENT SOLUTIONS INC	12/18/2030	5.666	1,154	1,142	1,142
INEOS LTD	2/19/2030	7.166	393	380	380
INEOS LTD	2/7/2031	6.916	992	984	984
TOTAL BASIC INDUSTRY				2,506	2,506

CAPITAL GOODS
EMRLD BORROWER LP	5/31/2030	6.072	1,406	1,393	1,393
ENERGY CAPITAL PARTNERS II LLC	9/20/2030	7.166	644	628	628
FLINT GROUP PACKAGING INKS NORTH AMERICA HOLDINGS LLC	12/31/2026	8.371	213	207	207
FLINT GROUP PACKAGING INKS NORTH AMERICA HOLDINGS LLC	12/31/2027	4.221	174	75	75
G HOLDINGS INC	9/22/2028	5.484	472	466	466
QUIKRETE HOLDINGS INC	3/19/2029	6.166	978	969	969
QUIKRETE HOLDINGS INC	4/14/2031	6.166	1,297	1,282	1,282
QUIKRETE HOLDINGS INC	2/10/2032	5.966	663	658	658
TRANSDIGM INC	2/28/2031	6.190	1,965	1,955	1,955
TOTAL CAPITAL GOODS				7,633	7,633

COMMUNICATIONS
CMG MEDIA CORPORATION	6/18/2029	7.602	839	774	774
HUBBARD RADIO LLC	9/30/2027	8.416	171	140	140

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2025

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

SBA COMMUNICATIONS CORPORATION	1/25/2031	5.732	1,184	1,171	1,171
SINCLAIR INC	12/31/2029	7.402	766	657	657
TELESAT LLC	12/7/2026	6.834	814	813	813
TOTAL COMMUNICATIONS				3,555	3,555

CONSUMER CYCLICAL
ADT INC	3/7/2032	5.585	1,194	1,182	1,182
APOLLO INVESTMENT FUND VIII LP	10/13/2030	6.129	665	655	655
BELRON FINANCE 2019 LLC	10/16/2031	6.120	998	1,003	1,003
GREAT OUTDOORS GROUP LLC	1/23/2032	7.166	1,955	1,943	1,943
HILTON WORLDWIDE HOLDINGS INC	11/3/2030	5.477	1,749	1,733	1,733
LIGHT & WONDER INC	4/16/2029	5.986	1,965	1,951	1,951
PCI GAMING AUTHORITY	7/18/2031	5.916	360	350	350
RESTAURANT BRANDS INTERNATIONAL INC	9/20/2030	5.666	2,160	2,129	2,129
YUM! BRANDS INC.	3/15/2028	5.599	1,002	1,002	1,002
TOTAL CONSUMER CYCLICAL				11,948	11,948

CONSUMER NON CYCLICAL
ARAMARK SERVICES INC	4/6/2028	5.471	1,012	1,005	1,005
BRP INC	12/13/2029	6.166	1,711	1,699	1,699
ELANCO ANIMAL HEALTH INC	10/31/2032	5.623	187	186	186
GRIFOLS SA	11/15/2027	5.690	761	759	759
ICON PLC	7/3/2028	6.002	84	83	83
ICON PLC	7/3/2028	6.002	21	21	21
MEDLINE BORROWER LP	10/23/2030	5.666	660	660	660
REYNOLDS CONSUMER PRODUCTS LLC	3/4/2032	5.666	927	927	927
THOR INDUSTRIES INC	11/15/2030	6.166	68	68	68
TOTAL CONSUMER NON CYCLICAL				5,408	5,408

ELECTRIC
CONSTELLATION ENERGY CORPORATION	12/15/2027	5.822	398	397	397
EFS COGEN HOLDINGS I LLC	10/3/2031	7.002	603	590	590
VOLT PARENT LP	2/15/2032	5.666	230	226	226
TOTAL ELECTRIC				1,213	1,213

OTHER FINANCIAL INSTITUTIONS
FINCO 1 LLC	6/27/2029	5.666	784	772	772
TRANSUNION	6/24/2031	5.666	693	693	693
TRANSUNION	6/24/2031	5.666	969	961	961
TOTAL OTHER FINANCIAL INSTITUTIONS				2,426	2,426

OTHER INDUSTRY
API GROUP CORPORATION	1/3/2029	5.666	944	940	940
TOTAL OTHER INDUSTRY				940	940

TECHNOLOGY
ADEIA INC	6/8/2028	6.216	438	415	415
CARLYLE GROUP INC/THE	5/9/2031	5.916	871	871	871
COHERENT CORPORATION	7/2/2029	5.666	386	374	374

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2025

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

ENTEGRIS INC	7/6/2029	5.471	450	446	446
GEN DIGITAL INC	9/12/2029	5.666	959	927	927
GODADDY INC	11/9/2029	5.666	1,157	1,130	1,130
MKS INSTRUMENTS INC	8/17/2029	5.916	551	536	536
ONEX CORPORATION	6/20/2031	5.666	868	868	868
TTM TECHNOLOGIES INC	5/30/2030	6.123	1,227	1,211	1,211
TOTAL TECHNOLOGY				6,778	6,778

TOTAL SYNDICATED LOANS BEFORE ALLOWANCE FOR LOAN LOSSES				42,407	42,407
ALLOWANCE FOR LOAN LOSSES				(206)	(206)
TOTAL SYNDICATED LOANS - NET				42,201	42,201

DERIVATIVES
PURCHASED OPTIONS
BNP PARIBAS	1/13/2026	—	—	582	582
BNP PARIBAS	1/27/2026	—	—	283	283
BNP PARIBAS	2/10/2026	—	—	278	278
BNP PARIBAS	2/17/2026	—	—	161	161
BNP PARIBAS	3/3/2026	—	—	116	116
BNP PARIBAS	3/31/2026	—	—	132	132
BNP PARIBAS	4/7/2026	—	—	282	282
BNP PARIBAS	4/7/2026	—	—	392	392
BNP PARIBAS	4/21/2026	—	—	335	335
BNP PARIBAS	5/5/2026	—	—	138	138
BNP PARIBAS	5/19/2026	—	—	216	216
BNP PARIBAS	5/26/2026	—	—	111	111
BNP PARIBAS	6/2/2026	—	—	107	107
BNP PARIBAS	6/9/2026	—	—	203	203
BNP PARIBAS	6/23/2026	—	—	196	196
BNP PARIBAS	7/7/2026	—	—	176	176
BNP PARIBAS	7/21/2026	—	—	83	83
BNP PARIBAS	8/11/2026	—	—	74	74
BNP PARIBAS	8/18/2026	—	—	78	78
BNP PARIBAS	9/1/2026	—	—	75	75
BNP PARIBAS	9/8/2026	—	—	72	72
BNP PARIBAS	9/15/2026	—	—	66	66
BNP PARIBAS	9/29/2026	—	—	124	124
BNP PARIBAS	10/6/2026	—	—	61	61
BNP PARIBAS	10/20/2026	—	—	122	122
BNP PARIBAS	10/27/2026	—	—	51	51
BNP PARIBAS	11/3/2026	—	—	60	60
BNP PARIBAS	12/1/2026	—	—	59	59
BNP PARIBAS	12/22/2026	—	—	56	56
BNP PARIBAS	12/29/2026	—	—	57	57
WELLS FARGO BANK, NA	1/6/2026	—	—	586	586
WELLS FARGO BANK, NA	1/6/2026	—	—	188	188
WELLS FARGO BANK, NA	1/13/2026	—	—	202	202
WELLS FARGO BANK, NA	1/20/2026	—	—	162	162
WELLS FARGO BANK, NA	1/27/2026	—	—	159	159

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2025

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK, NA	2/3/2026	—	—	83	83
WELLS FARGO BANK, NA	2/10/2026	—	—	81	81
WELLS FARGO BANK, NA	2/24/2026	—	—	289	289
WELLS FARGO BANK, NA	2/24/2026	—	—	93	93
WELLS FARGO BANK, NA	3/10/2026	—	—	263	263
WELLS FARGO BANK, NA	3/17/2026	—	—	128	128
WELLS FARGO BANK, NA	3/24/2026	—	—	226	226
WELLS FARGO BANK, NA	3/31/2026	—	—	277	277
WELLS FARGO BANK, NA	4/14/2026	—	—	303	303
WELLS FARGO BANK, NA	4/28/2026	—	—	137	137
WELLS FARGO BANK, NA	5/12/2026	—	—	278	278
WELLS FARGO BANK, NA	5/12/2026	—	—	108	108
WELLS FARGO BANK, NA	5/26/2026	—	—	270	270
WELLS FARGO BANK, NA	6/16/2026	—	—	103	103
WELLS FARGO BANK, NA	6/30/2026	—	—	171	171
WELLS FARGO BANK, NA	7/14/2026	—	—	83	83
WELLS FARGO BANK, NA	7/28/2026	—	—	75	75
WELLS FARGO BANK, NA	8/4/2026	—	—	81	81
WELLS FARGO BANK, NA	8/25/2026	—	—	71	71
WELLS FARGO BANK, NA	9/22/2026	—	—	119	119
WELLS FARGO BANK, NA	10/13/2026	—	—	63	63
WELLS FARGO BANK, NA	12/8/2026	—	—	55	55
TOTAL PURCHASED OPTIONS				9,400	9,400

WRITTEN OPTIONS
BNP PARIBAS	1/13/2026	—	—	(422)	(422)
BNP PARIBAS	1/27/2026	—	—	(202)	(202)
BNP PARIBAS	2/10/2026	—	—	(195)	(195)
BNP PARIBAS	2/17/2026	—	—	(115)	(115)
BNP PARIBAS	3/3/2026	—	—	(94)	(94)
BNP PARIBAS	3/31/2026	—	—	(111)	(111)
BNP PARIBAS	4/7/2026	—	—	(201)	(201)
BNP PARIBAS	4/7/2026	—	—	(354)	(354)
BNP PARIBAS	4/21/2026	—	—	(295)	(295)
BNP PARIBAS	5/5/2026	—	—	(117)	(117)
BNP PARIBAS	5/19/2026	—	—	(174)	(174)
BNP PARIBAS	5/26/2026	—	—	(92)	(92)
BNP PARIBAS	6/2/2026	—	—	(88)	(88)
BNP PARIBAS	6/9/2026	—	—	(166)	(166)
BNP PARIBAS	6/23/2026	—	—	(160)	(160)
BNP PARIBAS	7/7/2026	—	—	(140)	(140)
BNP PARIBAS	7/21/2026	—	—	(65)	(65)
BNP PARIBAS	8/11/2026	—	—	(57)	(57)
BNP PARIBAS	8/18/2026	—	—	(61)	(61)
BNP PARIBAS	9/1/2026	—	—	(58)	(58)
BNP PARIBAS	9/8/2026	—	—	(55)	(55)
BNP PARIBAS	9/15/2026	—	—	(49)	(49)
BNP PARIBAS	9/29/2026	—	—	(91)	(91)
BNP PARIBAS	10/6/2026	—	—	(45)	(45)
BNP PARIBAS	10/20/2026	—	—	(90)	(90)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (continued)
December 31, 2025

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP PARIBAS	10/27/2026	—	—	(36)	(36)
BNP PARIBAS	11/3/2026	—	—	(44)	(44)
BNP PARIBAS	12/1/2026	—	—	(44)	(44)
BNP PARIBAS	12/22/2026	—	—	(41)	(41)
BNP PARIBAS	12/29/2026	—	—	(42)	(42)
WELLS FARGO BANK, NA	1/6/2026	—	—	(430)	(430)
WELLS FARGO BANK, NA	1/6/2026	—	—	(141)	(141)
WELLS FARGO BANK, NA	1/13/2026	—	—	(156)	(156)
WELLS FARGO BANK, NA	1/20/2026	—	—	(114)	(114)
WELLS FARGO BANK, NA	1/27/2026	—	—	(112)	(112)
WELLS FARGO BANK, NA	2/3/2026	—	—	(60)	(60)
WELLS FARGO BANK, NA	2/10/2026	—	—	(58)	(58)
WELLS FARGO BANK, NA	2/24/2026	—	—	(210)	(210)
WELLS FARGO BANK, NA	2/24/2026	—	—	(71)	(71)
WELLS FARGO BANK, NA	3/10/2026	—	—	(221)	(221)
WELLS FARGO BANK, NA	3/17/2026	—	—	(107)	(107)
WELLS FARGO BANK, NA	3/24/2026	—	—	(183)	(183)
WELLS FARGO BANK, NA	3/31/2026	—	—	(197)	(197)
WELLS FARGO BANK, NA	4/14/2026	—	—	(262)	(262)
WELLS FARGO BANK, NA	4/28/2026	—	—	(116)	(116)
WELLS FARGO BANK, NA	5/12/2026	—	—	(221)	(221)
WELLS FARGO BANK, NA	5/12/2026	—	—	(87)	(87)
WELLS FARGO BANK, NA	5/26/2026	—	—	(211)	(211)
WELLS FARGO BANK, NA	6/16/2026	—	—	(84)	(84)
WELLS FARGO BANK, NA	6/30/2026	—	—	(135)	(135)
WELLS FARGO BANK, NA	7/14/2026	—	—	(66)	(66)
WELLS FARGO BANK, NA	7/28/2026	—	—	(57)	(57)
WELLS FARGO BANK, NA	8/4/2026	—	—	(64)	(64)
WELLS FARGO BANK, NA	8/25/2026	—	—	(54)	(54)
WELLS FARGO BANK, NA	9/22/2026	—	—	(87)	(87)
WELLS FARGO BANK, NA	10/13/2026	—	—	(47)	(47)
WELLS FARGO BANK, NA	12/8/2026	—	—	(41)	(41)
TOTAL WRITTEN OPTIONS				(7,296)	(7,296)

FUTURES
S&P500 EMINI FUT MAR26	3/20/2026	—	—	(21)	(21)
TOTAL FUTURES				(21)	(21)
TOTAL DERIVATIVES - NET				2,083	2,083
TOTAL INVESTMENTS IN CASH EQUIVALENTS, FIXED MATURITIES, EQUITY SECURITIES, SYNDICATED LOANS AND DERIVATIVES				$8,540,451	$8,520,955

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
b) For Federal income tax purposes, the cost of investments is $8.5 billion.
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

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages
December 31, 2025
(in thousands, except number of loans and rate)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages						Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held at end of period (e)
Loan No.	Description (a)	Property Location		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)
Other - liens on:
Apartment and business:
Under $500:
	121047262	Fargo	ND	1	$—	$408	$408	$—	$—	$2	5.440%
	121047398	Springfield	IL	1	—	479	479	—	—	2	4.390
	121087388	Riverside	CA	1	—	454	454	—	—	1	3.270
Over $500:
	121047210	West Haven City	CT	1	—	3,481	3,481	—	—	10	3.600
	121047347	Lawrenceville	GA	1	—	1,216	1,216	—	—	4	3.970
	121047383	Las Vegas	NV	1	—	4,291	4,291	—	—	14	3.810
	121047387	Washington Terrace	UT	1	—	1,983	1,983	—	—	5	3.020
	121047392	Philadelphia City	PA	1	—	3,040	3,040	—	—	17	6.640
	121047400	Pittsford	NY	1	—	695	695	—	—	2	4.070
	121047402	Miami	FL	1	—	1,309	1,309	—	—	4	3.750
	121047406	Kokomo	IN	1	—	2,997	2,997	—	—	14	5.560
	121047408	Wyomissing	PA	1	—	1,859	1,859	—	—	4	2.700
	121047410	Chicago	IL	1	—	1,740	1,740	—	—	4	2.500
	121047412	Columbus	IN	1	—	1,169	1,169	—	—	3	3.370
	121047417	Nashville	TN	1	—	4,000	4,000	—	—	22	6.560
	121087245	Southport	CT	1	—	2,334	2,334	—	—	8	4.010
	121087313	Orchard Park	NY	1	—	1,817	1,817	—	—	6	4.050
	121087327	Marietta City	GA	1	—	1,863	1,863	—	—	6	3.820
	121087358	Philadelphia City	PA	1	—	3,910	3,910	—	—	21	6.400
	121087361	Oswego	OR	1	—	2,950	2,950	—	—	10	4.260
	121087362	Atlanta	GA	1	—	3,043	3,043	—	—	10	3.960
	121087378	Pittsburgh	PA	1	—	1,243	1,243	—	—	4	3.690
	121087381	San Diego	CA	1	—	999	999	—	—	3	3.130
	121087382	San Diego	CA	1	—	666	666	—	—	2	3.090
	121087384	Culver City	CA	1	—	2,443	2,443	—	—	6	3.170
	121087389	Palmdale	CA	1	—	613	613	—	—	2	3.270
	121087394	Richmond	TX	1	—	1,215	1,215	—	—	4	4.000
	121087396	Seattle	WA	1	—	4,964	4,964	—	—	17	4.000
	121087397	Nashville	TN	1	—	712	712	—	—	3	4.350
	121087403	Houston	TX	1	—	3,853	3,853	—	—	19	5.960
	121087404	Blaine	MN	1	—	1,241	1,241	—	—	3	3.320
	121087405	Monroe	WA	1	—	3,775	3,775	—	—	11	3.390
	121087407	Victorville	CA	1	—	1,254	1,254	—	—	3	2.960
	121087409	Pompano Beach	FL	1	—	1,565	1,565	—	—	4	2.740
	121087411	Syracuse	UT	1	—	1,691	1,691	—	—	4	2.520
	121087414	Fountain Valley	CA	1	—	5,248	5,248	—	—	26	5.880
	121087415	Avenel	NJ	1	—	1,011	1,011	—	—	5	5.900
	121087416	Bradenton	FL	1	—	2,600	2,600	—	—	13	5.790
	121087418	Dallas City	TX	1	—	2,541	2,541	—	—	12	5.860
	121087419	Vista	CA	1	—	2,842	2,842	—	—	13	5.670
	121087421	Birmingham	AL	1	—	2,540	2,540	—	—	12	5.650
	121087422	Mesa	AZ	1	—	3,224	3,224	—	—	14	5.370
	121087423	Brockton	MA	1	—	2,987	2,987	—	—	14	5.600
	121087424	Boston	MA	1	—	4,142	4,142	—	—	19	5.600
	121087425	Seattle	WA	1	—	1,816	1,816	—	—	9	5.660

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages
December 31, 2025
(in thousands, except number of loans and rate)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages						Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held at end of period (e)
Loan No.	Description (a)	Property Location		Number of loans	Prior liens (b)	Carrying amount of mortgages (c)	Total	Subject to delinquent interest (d)	Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held at end of period (e)
	121087426	Poulsbo	WA	1	—	1,382	1,382	—	—	7	5.660
	Total Other			46	—	101,605	101,605	—	—	398	4.677
Unallocated Reserve for Losses						281	281
Total First Mortgage Loans on Real Estate				46	$—	$101,324	$101,324	$—	$—	$398	4.677%

Part 3 - Location of mortgaged properties				Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed
State in which mortgaged property is located		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

Alabama	AL	1	$—	$2,541	$2,541	$—	$—
Arizona	AZ	1	—	3,224	3,224	—	—
California	CA	8	—	14,520	14,520	—	—
Connecticut	CT	2	—	5,814	5,814	—	—
Florida	FL	3	—	5,474	5,474	—	—
Georgia	GA	3	—	6,122	6,122	—	—
Illinois	IL	2	—	2,219	2,219	—	—
Indiana	IN	2	—	4,166	4,166	—	—
Massachusetts	MA	2	—	7,129	7,129	—	—
Minnesota	MN	1	—	1,241	1,241	—	—
North Dakota	ND	1	—	409	409	—	—
New Jersey	NJ	1	—	1,011	1,011	—	—
Nevada	NV	1	—	4,291	4,291	—	—
New York	NY	2	—	2,511	2,511	—	—
Oregon	OR	1	—	2,950	2,950	—	—
Pennsylvania	PA	4	—	10,051	10,051	—	—
South Carolina	TN	2	—	4,712	4,712	—	—
Texas	TX	3	—	7,610	7,610	—	—
Utah	UT	2	—	3,673	3,673	—	—
Washington	WA	4	—	11,937	11,937	—	—
Total		46	—	101,605	101,605	—	—
Unallocated Reserve for Losses				281	281
Total		46	$—	$101,324	$101,324	$—	$—
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
(e) Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense. In lieu thereof, the average gross interest rates (exclusive of amortization of discounts and premiums) on mortgage loans held as of December 31, 2025 are shown by type and class of loan.

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages
December 31, 2024
(in thousands, except number of loans and rate)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages						Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held at end of period (e)
Loan No.	Description (a)	Property Location		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)
Other - liens on:
Apartment and business:
Under $500:
	121087375	Florence City	KY	1	$—	$145	$145	$—	$—	$—	3.040%
	121087376	Sterling Heights	MI	1	—	360	360	—	—	1	3.620
Over $500:
	121047210	West Haven City	CT	1	—	3,638	3,638	—	—	11	3.600
	121047262	Fargo	ND	1	—	1,193	1,193	—	—	5	5.440
	121047347	Lawrenceville	GA	1	—	1,272	1,272	—	—	4	3.970
	121047383	Las Vegas	NV	1	—	4,388	4,388	—	—	14	3.810
	121047387	Washington Terrace	UT	1	—	2,034	2,034	—	—	5	3.020
	121047392	Philadelphia City	PA	1	—	3,095	3,095	—	—	17	6.640
	121047393	Moore	SC	1	—	632	632	—	—	2	4.130
	121047398	Springfield	IL	1	—	609	609	—	—	2	4.390
	121047400	Pittsford	NY	1	—	876	876	—	—	3	4.070
	121047402	Miami	FL	1	—	1,343	1,343	—	—	4	3.750
	121047406	Kokomo	IN	1	—	3,000	3,000	—	—	8	3.000
	121047408	Wyomissing	PA	1	—	2,158	2,158	—	—	5	2.700
	121047410	Chicago	IL	1	—	2,010	2,010	—	—	4	2.500
	121047412	Columbus	IN	1	—	1,327	1,327	—	—	4	3.370
	121047417	Nashville	TN	1	—	4,000	4,000	—	—	22	6.560
	121087245	Southport	CT	1	—	2,428	2,428	—	—	8	4.010
	121087313	Orchard Park	NY	1	—	1,956	1,956	—	—	7	4.050
	121087327	Marietta City	GA	1	—	1,939	1,939	—	—	6	3.820
	121087349	Carlsbad	CA	1	—	1,982	1,982	—	—	5	3.000
	121087358	Philadelphia City	PA	1	—	3,958	3,958	—	—	21	6.400
	121087361	Oswego	OR	1	—	3,268	3,268	—	—	12	4.260
	121087362	Atlanta	GA	1	—	3,107	3,107	—	—	10	3.960
	121087378	Pittsburgh	PA	1	—	1,453	1,453	—	—	4	3.690
	121087381	San Diego	CA	1	—	1,497	1,497	—	—	4	3.130
	121087382	San Diego	CA	1	—	1,218	1,218	—	—	3	3.090
	121087384	Culver City	CA	1	—	2,522	2,522	—	—	7	3.170
	121087388	Riverside	CA	1	—	670	670	—	—	2	3.270
	121087389	Palmdale	CA	1	—	904	904	—	—	2	3.270
	121087394	Richmond	TX	1	—	1,685	1,685	—	—	6	4.000
	121087396	Seattle	WA	1	—	5,000	5,000	—	—	17	4.000
	121087397	Nashville	TN	1	—	923	923	—	—	3	4.350
	121087403	Houston	TX	1	—	3,960	3,960	—	—	20	5.960
	121087404	Blaine	MN	1	—	1,356	1,356	—	—	4	3.320
	121087405	Monroe	WA	1	—	3,874	3,874	—	—	11	3.390
	121087407	Victorville	CA	1	—	1,445	1,445	—	—	4	2.960
	121087409	Pompano Beach	FL	1	—	1,620	1,620	—	—	4	2.740
	121087411	Syracuse	UT	1	—	1,945	1,945	—	—	4	2.520
	121087414	Fountain Valley	CA	1	—	5,336	5,336	—	—	23	5.100
	121087415	Avenel	NJ	1	—	1,044	1,044	—	—	5	5.900
	121087416	Bradenton	FL	1	—	2,600	2,600	—	—	13	5.790
	121087418	Dallas City	TX	1	—	2,576	2,576	—	—	13	5.860
	121087419	Vista	CA	1	—	2,881	2,881	—	—	14	5.670
	Total Other			44	—	95,227	95,227	—	—	343	4.297

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages
December 31, 2024
(in thousands, except number of loans and rate)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages					Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held at end of period (e)
Loan No.	Description (a)	Property Location	Number of loans	Prior liens (b)	Carrying amount of mortgages (c)	Total	Subject to delinquent interest (d)	Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held at end of period (e)
Unallocated Reserve for Losses					348	348
Total First Mortgage Loans on Real Estate			44	$—	$94,879	$94,879	$—	$—	$343	4.297%

Part 3 - Location of mortgaged properties				Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed
State in which mortgaged property is located		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

California	CA	9	$—	$18,455	$18,455	$—	$—
Connecticut	CT	2	—	6,066	6,066	—	—
Florida	FL	3	—	5,563	5,563	—	—
Georgia	GA	3	—	6,318	6,318	—	—
Illinois	IL	2	—	2,619	2,619	—	—
Indiana	IN	2	—	4,327	4,327	—	—
Kentucky	KY	1	—	145	145	—	—
Michigan	MI	1	—	360	360	—	—
Minnesota	MN	1	—	1,356	1,356	—	—
North Dakota	ND	1	—	1,193	1,193	—	—
New Jersey	NJ	1	—	1,044	1,044	—	—
Nevada	NV	1	—	4,388	4,388	—	—
New York	NY	2	—	2,832	2,832	—	—
Oregon	OR	1	—	3,268	3,268	—	—
Pennsylvania	PA	4	—	10,664	10,664	—	—
South Carolina	SC	1	—	632	632	—	—
Tennessee	TN	2	—	4,923	4,923	—	—
Texas	TX	3	—	8,221	8,221	—	—
Utah	UT	2	—	3,979	3,979	—	—
Washington	WA	2	—	8,874	8,874	—	—
Total		44	—	95,227	95,227	—	—
Unallocated Reserve for Losses				348	348
Total		44	$—	$94,879	$94,879	$—	$—
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

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages
December 31, 2023
(in thousands, except number of loans and rate)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages						Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held at end of period (e)
Loan No.	Description (a)	Property Location		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

Other - liens on:
Apartment and business:
Under $500:
	121087375	Florence City	KY	1	$—	$389	$389	$—	$—	$1	3.040%
Over $500:
	121047210	West Haven City	CT	1	—	3,789	3,789	—	—	11	3.600
	121047262	Fargo	ND	1	—	1,936	1,936	—	—	9	5.440
	121047347	Lawrenceville	GA	1	—	1,325	1,325	—	—	4	3.970
	121047383	Las Vegas	NV	1	—	4,481	4,481	—	—	14	3.810
	121047387	Washington Terrace	UT	1	—	2,083	2,083	—	—	5	3.020
	121047392	Philadelphia City	PA	1	—	3,146	3,146	—	—	17	6.640
	121047393	Moore	SC	1	—	867	867	—	—	3	4.130
	121047398	Springfield	IL	1	—	734	734	—	—	3	4.390
	121047400	Pittsford	NY	1	—	1,050	1,050	—	—	4	4.070
	121047402	Miami	FL	1	—	1,375	1,375	—	—	4	3.750
	121047406	Kokomo	IN	1	—	3,000	3,000	—	—	8	3.000
	121047408	Wyomissing	PA	1	—	2,450	2,450	—	—	6	2.700
	121047410	Chicago	IL	1	—	2,273	2,273	—	—	5	2.500
	121047412	Columbus	IN	1	—	1,480	1,480	—	—	4	3.370
	121047417	Nashville	TN	1	—	4,000	4,000	—	—	—	6.560
	121087245	Southport	CT	1	—	2,519	2,519	—	—	8	4.010
	121087313	Orchard Park	NY	1	—	2,089	2,089	—	—	7	4.050
	121087327	Marietta City	GA	1	—	2,013	2,013	—	—	6	3.820
	121087349	Carlsbad	CA	1	—	2,033	2,033	—	—	5	3.000
	121087358	Philadelphia City	PA	1	—	4,000	4,000	—	—	—	6.400
	121087361	Oswego	OR	1	—	3,574	3,574	—	—	13	4.260
	121087362	Atlanta	GA	1	—	3,168	3,168	—	—	10	3.960
	121087376	Sterling Heights	MI	1	—	739	739	—	—	2	3.620
	121087378	Pittsburgh	PA	1	—	1,656	1,656	—	—	5	3.690
	121087381	San Diego	CA	1	—	1,980	1,980	—	—	5	3.130
	121087382	San Diego	CA	1	—	1,753	1,753	—	—	5	3.090
	121087384	Culver City	CA	1	—	2,597	2,597	—	—	7	3.170
	121087388	Riverside	CA	1	—	879	879	—	—	2	3.270
	121087389	Palmdale	CA	1	—	1,187	1,187	—	—	3	3.270
	121087394	Richmond	TX	1	—	2,136	2,136	—	—	7	4.000
	121087396	Seattle	WA	1	—	5,000	5,000	—	—	17	4.000
	121087397	Nashville	TN	1	—	1,125	1,125	—	—	4	4.350
	121087403	Houston	TX	1	—	4,093	4,093	—	—	12	3.470
	121087404	Blaine	MN	1	—	1,468	1,468	—	—	4	3.320
	121087405	Monroe	WA	1	—	3,969	3,969	—	—	11	3.390
	121087407	Victorville	CA	1	—	1,631	1,631	—	—	4	2.960
	121087409	Pompano Beach	FL	1	—	1,675	1,675	—	—	4	2.740
	121087411	Syracuse	UT	1	—	2,192	2,192	—	—	5	2.520
	121087414	Fountain Valley	CA	1	—	5,420	5,420	—	—	23	5.100
	121087415	Avenel	NJ	1	—	1,075	1,075	—	—	5	5.900
	121087416	Bradenton	FL	1	—	2,600	2,600	—	—	13	5.790
	Total Other			42	—	96,949	96,949	—	—	285	4.071
Unallocated Reserve for Losses						378	378
Total First Mortgage Loans on Real Estate				42	$—	$96,571	$96,571	$—	$—	$285	4.071%

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages
December 31, 2023
(in thousands, except number of loans and rate)

Part 3 - Location of mortgaged properties				Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed
State in which mortgaged property is located		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

California	CA	8	$—	$17,480	$17,480	$—	$—
Connecticut	CT	2	—	6,308	6,308	—	—
Florida	FL	3	—	5,650	5,650	—	—
Georgia	GA	3	—	6,506	6,506	—	—
Illinois	IL	2	—	3,007	3,007	—	—
Indiana	IN	2	—	4,480	4,480	—	—
Kentucky	KY	1	—	389	389	—	—
Michigan	MI	1	—	739	739	—	—
Minnesota	MN	1	—	1,468	1,468	—	—
North Dakota	ND	1	—	1,936	1,936	—	—
New Jersey	NJ	1	—	1,075	1,075	—	—
Nevada	NV	1	—	4,481	4,481	—	—
New York	NY	2	—	3,139	3,139	—	—
Oregon	OR	1	—	3,574	3,574	—	—
Pennsylvania	PA	4	—	11,252	11,252	—	—
South Carolina	SC	1	—	867	867	—	—
Tennessee	TN	2	—	5,125	5,125	—	—
Texas	TX	2	—	6,229	6,229	—	—
Utah	UT	2	—	4,275	4,275	—	—
Washington	WA	2	—	8,969	8,969	—	—
Total		42	—	96,949	96,949	—	—
Unallocated Reserve for Losses				378	378
Total		42	$—	$96,571	$96,571	$—	$—
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

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages
Years Ended December 31, 2025, 2024 and 2023
(in thousands, except rate)

The average gross interest rates on mortgage loans held as of December 31, 2025, 2024 and 2023 are summarized as follows:

	2025	2024	2023
Combined average	4.677%	4.297%	4.071%

(f)  Following is a reconciliation of the carrying amount of mortgage loans for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023

Balance at beginning of period	$94,879	$96,571	$102,163
Additions during period:
Purchases and fundings	16,315	5,500	8,418
Deductions during period:
Collections of principal	(9,937)	(7,222)	(14,084)
Provision for credit loss	67	30	74
Net additions (deductions)	6,445	(1,692)	(5,592)
Balance at end of period	$101,324	$94,879	$96,571

(g) The aggregate cost of mortgage loans for federal income tax purposes as of December 31, 2025 was $101,605.

(h) As of December 31, 2025, an unallocated allowance for credit losses on first mortgage loans of $281 is recorded.

Ameriprise Certificate Company
Schedule V — Qualified Assets on Deposit
December 31, 2025 and 2024
(in thousands)

Name of Depositary	December 31, 2025
	Investment Securities	Mortgage Loans (b)	Other (c)	Total
	Bonds and Notes (a)

Deposits with states or their depositories to meet requirements of statutes and agreements:
Illinois - Secretary of State of Illinois	$56	$—	$—	$56
New Jersey - Commissioner of Banking and Insurance of New Jersey	51	—	—	51
Pennsylvania - Treasurer of the State of Pennsylvania	153	—	—	153
Texas - Treasurer of the State of Texas	101	—	—	101
Total State Deposits to meet requirements of statutes and agreements	361	—	—	361
Total Central Depository - Ameriprise Trust Company	8,495,806	101,324	42,201	8,639,331
Total Deposits	$8,496,167	$101,324	$42,201	8,639,692
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

Ameriprise Certificate Company
Schedule VI — Certificate Reserves
Year Ended December 31, 2025
(in thousands)
Part 1 - Summary of Changes

Description	December 31, 2025
Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
	No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Installment certificates:
Reserves to mature:
Inst I95	655	$—	$8,280	$—	$4,480	$312	$(217)	$(4,089)	$—	591	$—	$8,766
Inst-E	5	—	44	—	16	2	—	(6)	—	5	—	56
Inst-R	165	51,744	1,261	—	511	48	(65)	(349)	—	154	32,196	1,406
Inst-R-E	3	2,292	683	—	88	9	(673)	—	—	2	240	107
Total	828	54,036	10,268	—	5,095	371	(955)	(4,444)	—	752	32,436	10,335
Additional credits and accrued interest thereon:
Inst I95	—	—	14	310	—	—	—	—	(312)	—	—	12
Inst-E	—	—	(1)	2	—	—	—	—	(2)	—	—	(1)
Inst-R	—	—	3	48	—	—	—	—	(48)	—	—	3
Inst-R-E	—	—	—	9	—	—	—	—	(9)	—	—	—
Total	—	—	16	369	—	—	—	—	(371)	—	—	14
Total Installment Certificates	828	54,036	10,284	369	5,095	371	(955)	(4,444)	(371)	752	32,436	10,349

Single Pay - Non Qualified Certificates
Single - Payment certificates:
IC-Flexible Savings (Variable Term) - 165	159,643	6,575,440	6,986,903	—	859,185	231,724	(10,269)	(3,194,731)	—	118,119	4,493,965	4,872,812
IC - Stepup - 190	67	1,566	1,768	—	—	49	—	(694)	—	39	969	1,123
Cash Reserve Variables PMT - 3mo. - 662	50,708	844,318	856,286	—	1,048,976	13,112	(5,173)	(1,168,841)	—	44,219	732,028	744,360
IC-Stock Market - 180	1,229	6,839	8,300	—	—	361	(1,476)	(2,232)	—	785	3,952	4,953
IC-MSC - 181	1,395	20,721	24,545	—	1	927	(1,654)	(6,419)	—	987	14,367	17,400
IC-Stock1 - 210	3,044	20,221	22,379	—	—	898	—	(6,795)	—	2,449	14,176	16,482
IC-Stock2 - 220	481	7,714	8,158	—	—	542	—	(3,668)	—	334	4,442	5,032
IC-Stock3 - 230	1,025	17,645	18,655	—	—	1,158	—	(7,857)	—	702	11,006	11,956
Total	217,592	7,494,464	7,926,994	—	1,908,162	248,771	(18,572)	(4,391,237)	—	167,634	5,274,905	5,674,118
Additional credits and accrued interest thereon:
IC-Flexible Savings	—	—	11,907	233,559	—	—	—	(6,906)	(231,751)	—	—	6,809
IC-Stepup -190	—	—	5	48	—	—	—	—	(49)	—	—	4
Cash Reserve Variable Payment-3mo.	—	—	613	16,054	—	—	—	(3,040)	(13,106)	—	—	521
IC-Stk Mkt, 2004/16/31-4000/16	—	—	8	9	—	1	(1)	—	(13)	—	—	4
IC-Stock1 - 210	—	—	22	26	—	—	—	(3)	(34)	—	—	11
IC-Stock2 - 220	—	—	19	7	—	—	—	(1)	(12)	—	—	13
IC-Stock3 - 230	—	—	68	35	—	—	—	(1)	(45)	—	—	57
IC-MSC	—	—	14	44	—	—	—	—	(51)	—	—	7
Total	—	—	12,656	249,782	—	1	(1)	(9,951)	(245,061)	—	—	7,426
Accrued for additional credits to be allowed at next anniversaries:
SP 75	—	—	(1)	—	—	—	—	—	—	—	—	(1)
IC-Stock	—	—	320	205	—	—	—	(1)	(349)	—	—	175
IC-Stock1 - 210	—	—	793	605	—	—	—	(50)	(865)	—	—	483
IC-Stock2 - 220	—	—	684	201	—	—	—	—	(529)	—	—	356
IC-Stock3 - 230	—	—	2,526	216	—	—	—	(54)	(1,113)	—	—	1,575
IC-Market Strategy Certificate - Part Int 2019/2102/4061	—	—	752	581	—	—	—	(18)	(877)	—	—	438
Total	—	—	5,074	1,808	—	—	—	(123)	(3,733)	—	—	3,026

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2025
(in thousands)

Description		December 31, 2025
Description	Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
Description	Yield to maturity on an annual payment basis	No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Total Single Pay - Non Qualified Certificates		217,592	7,494,464	7,944,724	251,590	1,908,162	248,772	(18,573)	(4,401,311)	(248,794)	167,634	5,274,905	5,684,570

R-Series Single Pay - Qualified Certificates
R-77 - 910	3.5	2	9	21	—	—	1	—	(10)	—	1	4	12
R-78 - 911	3.5	3	9	20	—	—	1	—	(9)	—	2	4	12
R-79 - 912	3.5	4	20	39	—	—	1	—	(19)	—	2	10	21
R-80 - 913	3.5	3	20	37	—	—	1	—	(15)	—	2	12	23
R-81 - 914	3.5	1	10	20	—	—	1	—	—	—	1	10	21
R-82A - 915	3.5	5	22	27	—	—	1	—	(18)	—	3	10	10
RP-Q - 916		17	20	63	—	—	1	—	(1)	—	17	20	63
R-II - 920	3.5	6	43	48	—	—	2	—	(3)	—	6	40	47
RP-Flexible Savings - 971		66,616	2,695,750	2,856,250	—	381,066	99,553	(3,254)	(1,226,840)	—	51,609	1,956,998	2,106,775
Cash Reserve RP-3 mo. - 972		24,334	350,253	355,018	—	401,939	5,347	(560)	(442,636)	—	21,532	314,051	319,108
RP-Flexible Savings Emp - 973		—	—	—	—	—	—	—	—	—	—	—	—
RP-Stock Market - 960		336	2,882	3,403	—	—	138	(440)	(713)	—	227	1,950	2,388
RP-Stepup - 940		43	944	1,062	—	—	29	—	(571)	—	22	447	520
RP-Stock1 - 941		866	8,648	9,463	—	—	378	—	(2,542)	—	664	6,420	7,299
RP-Stock2 - 942		214	3,376	3,552	—	—	258	—	(1,100)	—	147	2,439	2,710
RP-Stock3 - 943		616	10,246	10,730	—	—	675	—	(4,569)	—	421	6,368	6,836
Market Strategy Cert - 961		387	8,562	9,490	—	—	358	(122)	(2,308)	—	275	6,556	7,418
D-1 990-993		2	287	347	—	—	10	(54)	(83)	—	1	220	220
Total		93,455	3,081,101	3,249,590	—	783,005	106,755	(4,430)	(1,681,437)	—	74,932	2,295,559	2,453,483
Additional Interest on R-Series Single Payment Reserves:
R-77	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-78	3.5	—	—	—	—	—	—	—	—	(1)	—	—	(1)
R-79	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-80	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-81	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-82A	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
RP-Q		—	—	—	1	—	—	—	—	(1)	—	—	—
R-II	3.5	—	—	—	2	—	—	—	—	(2)	—	—	—
RP-Flexible Savings		—	—	4,936	99,319	—	—	—	(1,767)	(99,553)	—	—	2,935
RP-Stepup - 940		—	—	2	29	—	—	—	—	(29)	—	—	2
Cash Reserve RP-3 mo.		—	—	254	6,697	—	—	—	(1,372)	(5,347)	—	—	232
RP-Stock Market		—	—	1	2	—	—	—	—	(3)	—	—	—
RP-Stock1		—	—	16	26	—	—	—	(1)	(31)	—	—	10
RP-Stock2		—	—	4	3	—	—	—	—	(4)	—	—	3
RP-Stock3		—	—	40	14	—	—	—	—	(17)	—	—	37
Market Strategy Cert		—	—	18	34	—	—	—	—	(43)	—	—	9
D-1 - 400		4	8	—	10	—	—	—	(1)	(10)	2	3	(1)
Total		4	8	5,271	106,142	—	—	—	(3,141)	(105,046)	2	3	3,226
Accrued for additional credits to be allowed at next anniversaries:
RP-Stock Market		—	—	111	91	—	—	—	(1)	(135)	—	—	66
RP-Stock1 - 941		—	—	289	254	—	—	—	(4)	(346)	—	—	193
RP-Stock2 - 942		—	—	331	122	—	—	—	—	(254)	—	—	199
RP-Stock3 - 943		—	—	1,565	86	—	—	—	(4)	(658)	—	—	989

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2025
(in thousands)

Description	December 31, 2025
Description	Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
Description	Yield to maturity on an annual payment basis	No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Market Strategy Cert		—	—	265	227	—	—	—	(5)	(316)	—	—	171
Total		—	—	2,561	780	—	—	—	(14)	(1,709)	—	—	1,618
Total R-Series Single Pay - Qualified Certificates		93,459	3,081,109	3,257,422	106,922	783,005	106,755	(4,430)	(1,684,592)	(106,755)	74,934	2,295,562	2,458,327

Optional Settlement Certificates
Other series and conversions from Single Payment Certificates	2.5-3- 3- 3.5	—	—	1,997	25	—	28	(397)	(204)	—	—	—	1,449
Series R-II & RP-2-84 - 88 -Prod 921	3.5	—	—	8	—	—	—	(7)	—	—	—	—	1
Add’l credits and accrued int. thereon	2.5-3	—	—	8	1	—	—	(2)	—	—	—	—	7
Accrued for additional credits to be allowed at next anniversaries		—	—	(3)	—	—	—	—	—	—	—	—	(3)
Total Optional Settlement		—	—	2,010	26	—	28	(406)	(204)	—	—	—	1,454
Due to unlocated cert holders		—	—	662	—	—	853	—	—	(381)	—	—	1,134
Total Certificate Reserves (1)		311,879	$10,629,609	$11,215,102	$358,907	$2,696,262	$356,779	$(24,364)	$(6,090,551)	$(356,301)	243,320	$7,602,903	$8,155,834

(1) Total certificate reserves does not include Stock Market Certificates embedded derivatives of $4.5 million and $7.3 million or its intrinsic interest of $(5.8) million and $(9.7) million as of December 31, 2025 and 2024, respectively. These amounts are included in Total certificate reserves.

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2025
(in thousands)
Part 2 - Descriptions of Additions to Reserves Charged to
Other Accounts and Deductions from Reserves Credited to Other Accounts

Year Ended December 31, 2025
Additional credits on installment certificates and accrued interest thereon:
Other additions represent:
Transfers from maturities to extended maturities, additional credits/interest and advance payments	$371

Other deductions represent:
Transfers to reserves on a quarterly basis for installment certificates	$(371)

Optional settlement certificates:
Other additions represent:
Transfers from installment certificate reserves (less surrender charges), optional settlement privileges	$28

Single-Payment certificates:
Other additions represent:
Flexible Savings	$231,724
Stepup	49
Cash Reserve-3mo	13,112
Stock Market	361
IC-Stock1	898
IC-Stock2	542
IC-Stock3	1,158
Market Strategy	927
IC - Stock Market	1
RP-Q	1
Cash Reserve-RP-3mo	5,347
Flexible Savings-RP	99,553
Stepup-RP	29
Stock Market-RP	138
RP-Stock1	378
RP-Stock2	258
RP-Stock3	675
Market Strategy-RP	358
Transfers from accruals at anniversaries maintained in a separate reserve account	18
$355,527

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2025
(in thousands)

Year Ended December 31, 2025

Other deductions represent:
Transfers to optional settlement reserves:
Single-Payment	$(4,158)
Transfers to reserves for additional credits and accrued interest thereon	18
Flexible Savings	(231,751)
Stepup	(49)
Cash Reserve-3mo	(13,106)
Stock Market	(13)
Stock1	(34)
Stock2	(12)
Stock3	(45)
Market Strategy Cert	(51)
Cash Reserve-RP-3mo	(5,347)
Flexible Savings-RP	(99,553)
Stepup-RP	(29)
Stock Market-RP	(138)
RP-Stock1	(377)
RP-Stock2	(258)
RP-Stock3	(675)
Transfers to Federal tax withholding	29
$(355,549)

Due to unlocated certificate holders:
Other additions represent:
Amounts equivalent to payments due certificates holders who could not be located	$853

Other deductions represent:
Payments to certificate holders credited to cash	$(381)

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2025
(in thousands)
Part 3 - Information Regarding Installment Certificates

MO’s Paid	Number of Accounts w/Certificate Holders		Amount of Maturity Value		Amount of Reserves		Deduction from Reserves Cash Surrenders Prior to Maturity Surrender	Other Deductions
	2024	2025	2024	2025	2024	2025	2025	2025

1-12	116	70	$2,355	$1,300	$352	$422	$40	$—
13-24	178	108	4,589	2,290	1,557	507	29	—
25-36	200	165	35,531	2,403	2,606	1,294	33	—
37-48	41	167	2,877	15,453	431	3,429	1,263	—
49-60	31	36	109	2,826	403	451	9	—
61-72	57	26	2,732	110	1,319	375	46	—
73-84	71	46	5,260	2,659	833	1,262	154	—
85-96	41	66	571	5,247	630	805	26	—
97-108	57	27	12	148	1,627	389	19	—
109-120	36	41	—	—	510	1,401	226	—
121-132	—	—	—	—	—	—	329	—
TOTAL - ALL SERIES	828	752	$54,036	$32,436	$10,268	$10,335	$2,174	$—

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

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2024
(in thousands)

Description		December 31, 2024
Description	Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
Description	Yield to maturity on an annual payment basis	No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Total Single Pay - Non Qualified Certificates		252,146	9,464,440	9,782,252	396,798	3,212,862	390,981	(15,444)	(5,431,701)	(391,024)	217,592	7,494,464	7,944,724

R-Series Single Pay - Qualified Certificates
R-77 - 910	3.5	3	9	21	—	—	1	—	(1)	—	2	9	21
R-78 - 911	3.5	3	12	24	—	—	1	—	(5)	—	3	9	20
R-79 - 912	3.5	4	20	38	—	—	1	—	—	—	4	20	39
R-80 - 913	3.5	3	20	36	—	—	1	—	—	—	3	20	37
R-81 - 914	3.5	1	10	19	—	—	1	—	—	—	1	10	20
R-82A - 915	3.5	6	26	31	—	—	1	—	(5)	—	5	22	27
RP-Q - 916		19	23	71	—	—	1	—	(9)	—	17	20	63
R-II - 920	3.5	6	45	49	—	—	2	—	(3)	—	6	43	48
RP-Flexible Savings - 971		72,043	3,089,920	3,188,873	—	687,907	145,517	(2,084)	(1,163,963)	—	66,616	2,695,750	2,856,250
Cash Reserve RP-3 mo. - 972		27,095	423,554	427,784	—	477,579	5,952	(110)	(556,187)	—	24,334	350,253	355,018
RP-Flexible Savings Emp - 973		1	71	85	—	—	—	—	(85)	—	—	—	—
RP-Stock Market - 960		573	5,414	6,097	—	—	343	(996)	(2,041)	—	336	2,882	3,403
RP-Stepup - 940		53	1,448	1,579	—	—	40	—	(557)	—	43	944	1,062
RP-Stock1 - 941		1,228	13,587	14,171	—	—	800	—	(5,508)	—	866	8,648	9,463
RP-Stock2 - 942		332	5,648	5,808	—	—	225	—	(2,481)	—	214	3,376	3,552
RP-Stock3 - 943		744	12,179	12,848	—	—	32	—	(2,150)	—	616	10,246	10,730
Market Strategy Cert - 961		515	11,034	11,836	—	(1)	613	(293)	(2,665)	—	387	8,562	9,490
D-1 990-993		2	309	380	—	3	16	—	(52)	—	2	287	347
Total		102,631	3,563,329	3,669,750	—	1,165,488	153,547	(3,483)	(1,735,712)	—	93,455	3,081,101	3,249,590
Additional Interest on R-Series Single Payment Reserves:
R-77	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-78	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-79	3.5	—	—	(1)	1	—	—	—	1	(1)	—	—	—
R-80	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-81	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-82A	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
RP-Q		—	—	—	1	—	—	—	—	(1)	—	—	—
R-II	3.5	—	—	—	2	—	—	—	—	(2)	—	—	—
RP-Flexible Savings		—	—	6,286	146,220	—	—	—	(2,054)	(145,516)	—	—	4,936
RP-Stepup - 940		—	—	2	40	—	—	—	—	(40)	—	—	2
Cash Reserve RP-3 mo.		—	—	303	7,478	—	—	—	(1,575)	(5,952)	—	—	254
RP-Stock Market		—	—	4	4	—	—	—	(1)	(6)	—	—	1
RP-Stock1		—	—	23	42	—	—	—	(1)	(48)	—	—	16
RP-Stock2		—	—	3	3	—	—	—	—	(2)	—	—	4
RP-Stock3		—	—	21	19	—	—	—	—	—	—	—	40
Market Strategy Cert		—	—	24	54	—	—	—	—	(60)	—	—	18
D-1 - 400		5	5	—	17	—	—	—	(1)	(16)	4	8	—
Total		5	5	6,665	153,886	—	—	—	(3,631)	(151,649)	4	8	5,271
Accrued for additional credits to be allowed at next anniversaries:
RP-Stock Market		—	—	311	138	—	—	—	(1)	(337)	—	—	111
RP-Stock1 - 941		—	—	679	369	—	—	—	(6)	(753)	—	—	289
RP-Stock2 - 942		—	—	478	76	—	—	—	—	(223)	—	—	331
RP-Stock3 - 943		—	—	1,356	241	—	—	—	—	(32)	—	—	1,565

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2024
(in thousands)

Description	December 31, 2024
Description	Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
Description	Yield to maturity on an annual payment basis	No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Market Strategy Cert		—	—	486	343	—	—	—	(10)	(554)	—	—	265
Total		—	—	3,310	1,167	—	—	—	(17)	(1,899)	—	—	2,561
Total R-Series Single Pay - Qualified Certificates		102,636	3,563,334	3,679,725	155,053	1,165,488	153,547	(3,483)	(1,739,360)	(153,548)	93,459	3,081,109	3,257,422

Optional Settlement Certificates
Other series and conversions from Single Payment Certificates	2.5-3- 3- 3.5	—	—	2,809	73	—	—	(530)	(355)	—	—	—	1,997
Series R-II & RP-2-84 - 88 -Prod 921	3.5	—	—	20	1	—	—	(13)	—	—	—	—	8
Add’l credits and accrued int. thereon	2.5-3	—	—	13	—	—	—	(3)	(2)	—	—	—	8
Accrued for additional credits to be allowed at next anniversaries		—	—	(3)	—	—	—	—	—	—	—	—	(3)
Total Optional Settlement		—	—	2,839	74	—	—	(546)	(357)	—	—	—	2,010
Due to unlocated cert holders		—	—	630	—	—	448	—	(1)	(415)	—	—	662
Total Certificate Reserves (1)		355,601	$13,084,979	$13,475,718	$552,377	$4,381,415	$545,432	$(19,984)	$(7,174,413)	$(545,443)	311,879	$10,629,609	$11,215,102

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

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2023
(in thousands)

Description		December 31, 2023
Description	Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
Description	Yield to maturity on an annual payment basis	No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Total		—	—	782	9,307	—	—	—	(98)	(2,639)	—	—	7,352
Total Single Pay - Non Qualified Certificates		186,297	6,641,461	6,732,445	348,847	8,034,650	320,729	(12,469)	(5,321,183)	(320,767)	252,146	9,464,440	9,782,252

R-Series Single Pay - Qualified Certificates
R-77 - 910	3.5	9	12	26	—	—	1	—	(6)	—	3	9	21
R-78 - 911	3.5	3	12	23	—	—	1	—	—	—	3	12	24
R-79 - 912	3.5	5	39	71	—	—	1	—	(34)	—	4	20	38
R-80 - 913	3.5	3	21	35	—	—	1	—	—	—	3	20	36
R-81 - 914	3.5	1	10	18	—	—	1	—	—	—	1	10	19
R-82A - 915	3.5	6	26	34	—	—	1	—	(4)	—	6	26	31
RP-Q - 916		22	28	83	—	—	1	—	(13)	—	19	23	71
R-II - 920	3.5	7	57	59	—	—	2	—	(12)	—	6	45	49
RP-Flexible Savings - 971		44,721	1,829,220	1,853,303	—	2,050,512	107,948	(2,206)	(820,684)	—	72,043	3,089,920	3,188,873
Cash Reserve RP-3 mo. - 972		29,200	643,893	645,714	—	631,526	8,529	(91)	(857,894)	—	27,095	423,554	427,784
RP-Flexible Savings Emp - 973		1	71	83	—	—	2	—	—	—	1	71	85
RP-Stock Market - 960		866	8,225	9,154	—	4	214	(497)	(2,778)	—	573	5,414	6,097
RP-Stepup - 940		78	2,127	2,262	—	—	48	—	(731)	—	53	1,448	1,579
RP-Stock1 - 941		1,577	16,581	17,127	—	2,369	403	—	(5,728)	—	1,228	13,587	14,171
RP-Stock2 - 942		421	7,292	7,551	—	1,322	16	—	(3,081)	—	332	5,648	5,808
RP-Stock3 - 943		948	12,506	13,208	—	2,753	224	—	(3,337)	—	744	12,179	12,848
Market Strategy Cert - 961		680	14,926	15,944	—	42	303	(437)	(4,016)	—	515	11,034	11,836
D-1 990-993		2	801	894	—	—	28	—	(542)	—	2	309	380
Total		78,550	2,535,847	2,565,589	—	2,688,528	117,724	(3,231)	(1,698,860)	—	102,631	3,563,329	3,669,750
Additional Interest on R-Series Single Payment Reserves:
R-77	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-78	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-79	3.5	—	—	—	1	—	—	—	(1)	(1)	—	—	(1)
R-80	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-81	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-82A	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
RP-Q		—	—	—	2	—	—	—	—	(2)	—	—	—
R-II	3.5	—	—	—	2	—	—	—	—	(2)	—	—	—
RP-Flexible Savings		—	—	2,380	113,049	—	—	—	(1,196)	(107,947)	—	—	6,286
RP-Stepup - 940		—	—	2	48	—	—	—	—	(48)	—	—	2
Cash Reserve RP-3 mo.		—	—	374	10,646	—	—	—	(2,188)	(8,529)	—	—	303
RP-Flexible Savings Emp		—	—	—	2	—	—	—	—	(2)	—	—	—
RP-Stock Market		—	—	2	7	—	—	—	(1)	(4)	—	—	4
RP-Stock1		—	—	5	38	—	—	—	(1)	(19)	—	—	23
RP-Stock2		—	—	1	3	—	—	—	—	(1)	—	—	3
RP-Stock3		—	—	4	19	—	—	—	—	(2)	—	—	21
Market Strategy Cert		—	—	4	48	—	—	—	—	(28)	—	—	24
D-1 - 400		7	7	—	32	—	—	—	(4)	(28)	5	5	—
Total		7	7	2,772	123,902	—	—	—	(3,391)	(116,618)	5	5	6,665
Accrued for additional credits to be allowed at next anniversaries:
RP-Stock Market		—	—	27	494	—	—	—	—	(210)	—	—	311
RP-Stock1 - 941		—	—	52	1,016	—	—	—	(4)	(385)	—	—	679

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (continued)
Year Ended December 31, 2023
(in thousands)

Description	December 31, 2023
Description	Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
Description	Yield to maturity on an annual payment basis	No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

RP-Stock2 - 942		—	—	18	475	—	—	—	—	(15)	—	—	478
RP-Stock3 - 943		—	—	255	1,323	—	—	—	—	(222)	—	—	1,356
Market Strategy Cert		—	—	31	737	—	—	—	(6)	(276)	—	—	486
Total		—	—	383	4,045	—	—	—	(10)	(1,108)	—	—	3,310
Total R-Series Single Pay - Qualified Certificates		78,557	2,535,854	2,568,744	127,947	2,688,528	117,724	(3,231)	(1,702,261)	(117,726)	102,636	3,563,334	3,679,725

Optional Settlement Certificates
Other series and conversions from Single Payment Certificates	2.5-3- 3- 3.5	—	—	3,761	103	—	1	(718)	(338)	—	—	—	2,809
Series R-II & RP-2-84 - 88 -Prod 921	3.5	—	—	19	1	—	—	—	—	—	—	—	20
Add’l credits and accrued int. thereon	2.5-3	—	—	17	1	—	—	(4)	(1)	—	—	—	13
Accrued for additional credits to be allowed at next anniversaries		—	—	(2)	—	—	—	—	—	(1)	—	—	(3)
Total Optional Settlement		—	—	3,795	105	—	1	(722)	(339)	(1)	—	—	2,839
Due to unlocated cert holders		—	—	433	—	—	451	—	—	(254)	—	—	630
Total Certificate Reserves (1)		265,604	$9,234,365	$9,313,830	$477,302	$10,727,887	$439,301	$(16,779)	$(7,026,679)	$(439,144)	355,601	$13,084,979	$13,475,718

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

Ameriprise Certificate Company
Schedule VII — Valuation and Qualifying Accounts
Years Ended December 31, 2025, 2024 and 2023
(in thousands)

Reserves deducted from assets to which they apply	Year Ended December 31, 2025
	Balance at beginning of period	Change in allowance/ writedowns from 2024 to 2025	Balance at end of period
Allowance for credit losses:
Conventional first mortgage loans and other loans	$709	$(222)	$487

Reserves deducted from assets to which they apply	Year Ended December 31, 2024
	Balance at beginning of period	Change in allowance/ writedowns from 2023 to 2024	Balance at end of period
Allowance for losses:
Conventional first mortgage loans and other loans	$1,333	$(624)	$709

Reserves deducted from assets to which they apply	Year Ended December 31, 2023
	Balance at beginning of period(1)	Change in allowance/ writedowns from 2022 to 2023	Balance at end of period
Allowance for losses:
Conventional first mortgage loans and other loans	$1,472	$(139)	$1,333