Form 10-Q
period 2026-03-31
AMERIPRISE CERTIFICATE CO
filed 2026-05-07
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	811-00002

AMERIPRISE CERTIFICATE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	41-6009975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $10 per share)	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at May 7, 2026
Common Stock (par value $10 per share)	150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Index
AMERIPRISE CERTIFICATE COMPANY
FORM 10-Q

Index
AMERIPRISE CERTIFICATE COMPANY
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Investment income	$96,267	$147,976
Investment expenses	8,276	12,575
Net investment income before provision for certificate reserves and income taxes	87,991	135,401
Net provision for certificate reserves	62,043	107,236
Net investment income before income taxes	25,948	28,165
Income tax expense	6,228	6,890
Net investment income, after-tax	19,720	21,275

Net realized gain (loss) on investments before income taxes	143	2,402
Income tax expense (benefit)	30	504
Net realized gain (loss) on investments, after-tax	113	1,898
Net income	$19,833	$23,173
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net income	$19,833	$23,173
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period	(11,392)	6,820
Reclassification of net (gains) losses on securities included in net income	(198)	(1,914)
Total other comprehensive income (loss), net of tax	(11,590)	4,906
Total comprehensive income (loss)	$8,243	$28,079
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2026	December 31, 2025
	(in thousands, except share amounts)
Assets
Qualified Assets
Cash and cash equivalents	$546,827	$775,589
Investments in unaffiliated issuers (allowance for credit losses: 2026, $539; 2025, $3,919)	7,549,757	7,849,425
Receivables	23,322	24,571
Derivative assets	3,818	9,400
Total qualified assets	8,123,724	8,658,985
Deferred taxes, net	11,156	8,344
Due from related party	3,776	31
Other assets	14	30
Total assets	$8,138,670	$8,667,390

Liabilities and Shareholder’s Equity
Liabilities
Certificate reserves	$7,555,956	$8,154,575
Due to related party	2,717	9,138
Taxes payable to parent	7,722	2,516
Payables to brokers, dealers and clearing organizations	123,978	213
Derivative liabilities	2,756	7,317
Other liabilities	37,348	28,681
Total liabilities	7,730,477	8,202,440

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	422,397	465,819
Retained earnings	6,442	8,187
Accumulated other comprehensive income (loss), net of tax	(22,146)	(10,556)
Total shareholder’s equity	408,193	464,950
Total liabilities and shareholder’s equity	$8,138,670	$8,667,390

See Notes to Consolidated Financial Statements.

Index
AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
				Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Un-appropriated
	(in thousands, except share amounts)
Balance at January 1, 2026	150,000	$1,500	$465,819	$46	$15	$8,126	$(10,556)	$464,950
Net income	—	—	—	—	—	19,833	—	19,833
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(11,590)	(11,590)
Transfers between appropriated and unappropriated, net	—	—	—	(41)	—	41	—	—
Dividend to parent	—	—	—	—	—	(21,578)	—	(21,578)
Return of capital to parent	—	—	(43,422)	—	—	—	—	(43,422)
Balance at March 31, 2026	150,000	$1,500	$422,397	$5	$15	$6,422	$(22,146)	$408,193

Balance at January 1, 2025	150,000	$1,500	$612,167	$2,635	$15	$27,468	$(42,530)	$601,255
Net income	—	—	—	—	—	23,173	—	23,173
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	4,906	4,906
Transfers between appropriated and unappropriated, net	—	—	—	(1,113)	—	1,113	—	—
Dividend to parent	—	—	—	—	—	(44,195)	—	(44,195)
Return of capital to parent	—	—	(13,805)	—	—	—	—	(13,805)
Balance at March 31, 2025	150,000	$1,500	$598,362	$1,522	$15	$7,559	$(37,624)	$571,334
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cash Flows from Operating Activities
Net income	$19,833	$23,173
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, accretion of discounts, net	(14,526)	(29,540)
Deferred income tax expense (benefit)	827	(1,219)
Net realized (gain) loss on Available-for-Sale securities	3,181	(2,399)
Other net realized (gain) loss	56	106
Provision for credit losses	(3,380)	(108)
Changes in operating assets and liabilities:
Dividends and interest receivable	14,955	34,323
Certificate reserves, net	(2,593)	(2,221)
Taxes payable to/receivable from parent, net	5,206	8,136
Derivatives, net of collateral	(231)	(265)
Other liabilities	1,427	(2,495)
Other receivables	63	(63)
Other, net	(190)	(235)
Net cash provided by (used in) operating activities	24,628	27,193

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	6,551	682,903
Maturities, redemptions, calls and other	1,215,325	2,475,111
Purchases	(813,496)	(2,591,591)
Syndicated loans and commercial mortgage loans:
Sales, maturities and repayments	6,289	8,078
Purchases and fundings	(5,500)	(2,857)
Certificate loans, net	9	2
Net cash provided by (used in) investing activities	409,178	571,646

Cash Flows from Financing Activities
Payments from certificate holders and other additions	581,894	961,066
Certificate maturities and cash surrenders	(1,179,462)	(1,473,177)
Dividend to parent	(21,578)	(44,195)
Return of capital to parent	(43,422)	(13,805)
Net cash provided by (used in) financing activities	(662,568)	(570,111)

Net increase (decrease) in cash and cash equivalents	(228,762)	28,728
Cash and cash equivalents at beginning of period	775,589	823,843
Cash and cash equivalents at end of period	$546,827	$852,571

Supplemental disclosures:
Interest paid	$64,682	$101,822
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
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in ACC’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on February 19, 2026 (“2025 10-K”).
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
2.  Recent Accounting Pronouncements
Future Adoption of New Accounting Standards
Expenses – Disaggregation of Income Statement Expenses
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses, requiring public business entities to disclose disaggregated information about certain income statement expense line items. The disaggregated disclosures are required to be in the footnotes to the consolidated financial statements on an annual and interim basis. The standard is to be applied prospectively and is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. ACC is assessing changes to disclosures resulting from the standard. The adoption of the standard will not have an impact on ACC’s consolidated results of operations and financial condition as the standard is disclosure-related only.
Financial Instruments - Credit Losses: Purchased Loans
In November 2025, the FASB issued ASU 2025-08, Purchased Loans, which amends the accounting for certain acquired seasoned loans to require recognizing them at their purchase price plus an allowance for expected credit losses (referred to as the gross-up method). The standard is effective for annual periods beginning after December 15, 2026, including interim periods within those years, and applied prospectively. ACC is evaluating the impact of this standard on its consolidated results of operations and financial condition.
Derivatives and Hedging - Hedge Accounting Improvements
In November 2025, the FASB issued ASU 2025-09, Hedge Accounting Improvements, to make targeted changes within the hedge accounting model. The updates primarily relate to cash flow hedges and certain fair value and net investment hedges. The standard is effective for annual periods beginning after December 15, 2026, including interim periods within those years, and must be applied prospectively. ACC is evaluating the impact of this standard on its consolidated results of operations and financial condition.
Interim Reporting - Narrow-Scope Improvements
In December 2025, the FASB issued ASU 2025-11, Narrow-Scope Improvements, which enhances the navigability of the required interim disclosures and clarifies when that guidance applies. The ASU addresses the form and content of interim financial statements and notes prepared in accordance with GAAP, adds lists of the interim disclosures required by all other codification topics, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. The standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and may be applied prospectively or retrospectively. The adoption of the standard will not have an impact on ACC’s consolidated results of operations and financial condition as the standard is disclosure-related only.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
3.  Investments
Investments in unaffiliated issuers were as follows:

	March 31, 2026	December 31, 2025
	(in thousands)
Available-for-Sale securities: Fixed maturities, at fair value (allowance for credit losses: 2026, nil; 2025, $3,432; amortized cost: 2026, $7,436,857; 2025, $7,725,367)	$7,405,564	$7,705,871
Commercial mortgage loans and syndicated loans, at cost (allowance for credit losses: 2026, $539; 2025, $487; fair value: 2026, $144,406; 2025, $144,429)	144,173	143,525
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	20	29
Total	$7,549,757	$7,849,425
Available-for-Sale securities distributed by type were as follows:

Description of Securities	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Corporate debt securities	$99,179	$98	$—	$—	$99,277
Residential mortgage backed securities	4,682,774	19,783	(46,119)	—	4,656,438
Commercial mortgage backed securities	342,487	866	(6,640)	—	336,713
Asset backed securities	721,557	1,090	(246)	—	722,401
U.S. government and agency obligations	1,590,860	86	(211)	—	1,590,735
Total	$7,436,857	$21,923	$(53,216)	$—	$7,405,564

Description of Securities	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Corporate debt securities	$155,680	$395	$—	$—	$156,075
Residential mortgage backed securities	5,056,881	31,746	(45,262)	—	5,043,365
Commercial mortgage backed securities	333,534	778	(7,233)	(3,432)	323,647
Asset backed securities	723,155	2,594	(24)	—	725,725
U.S. government and agency obligations	1,456,117	946	(4)	—	1,457,059
Total	$7,725,367	$36,459	$(52,523)	$(3,432)	$7,705,871
As of March 31, 2026 and December 31, 2025, accrued interest of $19.8 million and $21.3 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Receivables.
As of March 31, 2026 and December 31, 2025, fixed maturity securities comprised approximately 91% and 89%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. As of March 31, 2026 and December 31, 2025, $10.1 million and $66 thousand, respectively, worth of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
A summary of fixed maturity securities by rating was as follows:

Ratings	March 31, 2026			December 31, 2025
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$4,707,651	$4,689,534	63%	$4,737,646	$4,736,453	61%
AA	2,524,943	2,516,485	34	2,705,433	2,695,407	35
A	44,545	44,047	1	57,446	56,810	1
BBB	127,129	125,855	2	199,020	197,428	3
Below investment grade	32,589	29,643	—	25,822	19,773	—
Total fixed maturities	$7,436,857	$7,405,564	100%	$7,725,367	$7,705,871	100%
As of March 31, 2026 and December 31, 2025, approximately 94% and 95% of securities rated AA were GNMA, FNMA and FHLMC mortgage backed securities, respectively. As of March 31, 2026, ACC had seven issuers with holdings totaling $333.8 million that individually were between 10% and 12% of total shareholder’s equity. As of December 31, 2025, ACC had six issuers with holdings totaling $291.9 million that individually were between 10% and 11% of total shareholder’s equity. There were no other holdings of any other issuer greater than 10% of total shareholder’s equity as of both March 31, 2026 and December 31, 2025.
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	March 31, 2026
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	20	$326,052	$(965)	222	$1,406,331	$(45,154)	242	$1,732,383	$(46,119)
Commercial mortgage backed securities	—	—	—	9	165,287	(6,640)	9	165,287	(6,640)
Asset backed securities	7	225,114	(246)	2	140	—	9	225,254	(246)
U.S. government and agency obligations	18	958,786	(211)	—	—	—	18	958,786	(211)
Total	45	$1,509,952	$(1,422)	233	$1,571,758	$(51,794)	278	$3,081,710	$(53,216)

Description of Securities	December 31, 2025
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	9	$57,319	$(128)	229	$1,631,079	$(45,134)	238	$1,688,398	$(45,262)
Commercial mortgage backed securities	3	54,128	(266)	9	168,287	(6,967)	12	222,415	(7,233)
Asset backed securities	2	40,980	(21)	3	2,578	(3)	5	43,558	(24)
U.S. government and agency obligations	3	59,726	(4)	—	—	—	3	59,726	(4)
Total	17	$212,153	$(419)	241	$1,801,944	$(52,104)	258	$2,014,097	$(52,523)
As part of ACC’s ongoing monitoring process, management determined that the increase in total gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the three months ended March 31, 2026 is primarily attributable to the impact of higher interest rates. As of March 31, 2026, ACC did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. ACC does not intend to sell these securities and does not believe that it is more likely than not that ACC will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of both March 31, 2026 and December 31, 2025, approximately 94% of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
As of March 31, 2026, and December 31, 2025, the allowance for credit losses on Available-for-Sale securities was nil and $3.4 million, respectively. ACC’s allowance as of December 31, 2025 was related to one downgraded commercial mortgage backed security which was subsequently sold during the first quarter of 2026.
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
The following table presents a rollforward of the net unrealized gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss) (“AOCI”):

	Net Unrealized Gains (Losses) on Securities	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Gains (Losses) on Securities
	(in thousands)
Balance at January 1, 2026	$(16,064)	$5,508	$(10,556)
Net unrealized gains (losses) on securities arising during the period (1)	(14,978)	3,586	(11,392)
Reclassification of net (gains) losses on securities included in net income (2)	(251)	53	(198)
Balance at March 31, 2026	$(31,293)	$9,147	$(22,146)

Balance at January 1, 2025	$(58,081)	$15,551	$(42,530)
Net unrealized gains (losses) on securities arising during the period (1)	8,870	(2,050)	6,820
Reclassification of net (gains) losses on securities included in net income (2)	(2,423)	509	(1,914)
Balance at March 31, 2025	$(51,634)	$14,010	$(37,624)
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
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net realized gain (loss) on investments before income taxes were as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Gross realized investment gains	$—	$5,818
Gross realized investment losses	(3,181)	(3,419)
Credit reversals (losses)	3,432	24
Total	$251	$2,423
Available-for-Sale securities by contractual maturity as of March 31, 2026 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$1,689,735	$1,689,706
Due after one year through five years	203	207
Due after five years through 10 years	101	99
	1,690,039	1,690,012
Residential mortgage backed securities	4,682,774	4,656,438
Commercial mortgage backed securities	342,487	336,713
Asset backed securities	721,557	722,401
Total	$7,436,857	$7,405,564
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
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses:

Commercial Loans
(in thousands)
Balance at January 1, 2026	$487
Provisions	52
Balance at March 31, 2026	$539

Balance at January 1, 2025	$709
Provisions	(84)
Balance at March 31, 2025	$625
As of March 31, 2026 and December 31, 2025, accrued interest on commercial loans was $677 thousand and $730 thousand, respectively, and is recorded in Receivables and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended March 31, 2026 and 2025, ACC purchased $2.0 million and $2.9 million, respectively, of syndicated loans, and sold $2.2 million and $1.4 million, respectively, of syndicated loans.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
There were no nonperforming loans as of both March 31, 2026 and December 31, 2025.
Commercial Loans
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. There were no commercial mortgage loans which management has assigned its highest risk rating as of both March 31, 2026 and December 31, 2025. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both March 31, 2026 and December 31, 2025.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	March 31, 2026
Loan-to-Value Ratio	2026	2025	2024	2023	2022	Prior	Total
	(in thousands)
> 100%	$—	$—	$—	$—	$—	$—	$—
80% - 100%	—	—	2,532	—	—	3,026	5,558
60% - 80%	—	8,915	—	—	5,232	3,898	18,045
40% - 60%	5,000	1,378	—	4,000	—	11,076	21,454
< 40%	—	5,667	2,833	3,603	1,128	45,293	58,524
Total	$5,000	$15,960	$5,365	$7,603	$6,360	$63,293	$103,581

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
In addition, ACC reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
	(in thousands)
East North Central	$6,233	$6,385	6%	6%
East South Central	7,116	7,252	7	7
Middle Atlantic	12,138	13,574	12	13
Mountain	11,070	11,189	11	11
New England	12,855	12,943	12	13
Pacific	28,776	29,407	28	29
South Atlantic	16,523	11,596	16	11
West North Central	1,417	1,649	1	2
West South Central	7,453	7,610	7	8
Total	$103,581	$101,605	100%	100%
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
	(in thousands)
Apartments	$40,945	$42,844	39%	42%
Industrial	24,806	20,159	24	20
Mixed use	8,840	9,003	9	9
Office	9,659	9,801	9	10
Retail	11,172	11,566	11	11
Other	8,159	8,232	8	8
Total	$103,581	$101,605	100%	100%
Syndicated Loans
The investment in syndicated loans as of March 31, 2026 and December 31, 2025 was $41.1 million and $42.4 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. There were no syndicated loans past due as of both March 31, 2026 and December 31, 2025. ACC assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	March 31, 2026
Internal Risk Rating	2026	2025	2024	2023	2022	Prior	Total
	(in thousands)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	88	—	813	901
Risk 3	1,946	3,172	775	836	—	760	7,489
Risk 2	2,496	4,500	7,253	1,786	—	2,207	18,242
Risk 1	500	3,836	6,734	3,429	—	—	14,499
Total	$4,942	$11,508	$14,762	$6,139	$—	$3,780	$41,131

	December 31, 2025
Internal Risk Rating	2025	2024	2023	2022	2021	Prior	Total
	(in thousands)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	75	—	—	813	888
Risk 3	3,189	913	836	—	—	—	4,938
Risk 2	4,294	9,014	1,839	—	1,468	1,506	18,121
Risk 1	5,647	8,239	4,574	—	—	—	18,460
Total	$13,130	$18,166	$7,324	$—	$1,468	$2,319	$42,407
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

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$403,177	$140,700	$—	$543,877
Available-for-Sale securities:
Corporate debt securities	—	99,274	3	99,277
Residential mortgage backed securities	—	4,656,438	—	4,656,438
Commercial mortgage backed securities	—	298,463	38,250	336,713
Asset backed securities	—	722,401	—	722,401
U.S. government and agency obligations	1,510,781	79,954	—	1,590,735
Total Available-for-Sale securities	1,510,781	5,856,530	38,253	7,405,564
Equity derivative contracts	73	3,745	—	3,818
Total derivative assets	73	3,745	—	3,818
Total assets at fair value	$1,914,031	$6,000,975	$38,253	$7,953,259

Liabilities
Stock market certificate embedded derivatives	$—	$2,825	$—	$2,825
Equity derivative contracts	—	2,756	—	2,756
Total derivative liabilities	—	2,756	—	2,756
Total liabilities at fair value	$—	$5,581	$—	$5,581

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$489,419	$281,381	$—	$770,800
Available-for-Sale securities:
Corporate debt securities	—	156,072	3	156,075
Residential mortgage backed securities	—	5,043,365	—	5,043,365
Commercial mortgage backed securities	—	323,647	—	323,647
Asset backed securities	—	725,725	—	725,725
U.S. government and agency obligations	1,357,841	99,218	—	1,457,059
Total Available-for-Sale securities	1,357,841	6,348,027	3	7,705,871
Equity derivative contracts	—	9,400	—	9,400
Total derivative assets	—	9,400	—	9,400
Total assets at fair value	$1,847,260	$6,638,808	$3	$8,486,071

Liabilities
Stock market certificate embedded derivatives	$—	$4,493	$—	$4,493
Equity derivative contracts	21	7,296	—	7,317
Total derivative liabilities	21	7,296	—	7,317
Total liabilities at fair value	$21	$11,789	$—	$11,810

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Commercial Mortgage Backed Securities	Total
	(in thousands)
Balance at January 1, 2026	$3	$—	$3
Purchases	—	38,250	38,250
Balance at March 31, 2026	$3	$38,250	$38,253

	Available-for-Sale Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance at January 1, 2025	$11,254	$50,000	$61,254
Total gains (losses) included in:
Net income	87	—	87	(1)
Other comprehensive income (loss)	(28)	—	(28)
Settlements	—	(7,914)	(7,914)
Balance at March 31, 2025	$11,313	$42,086	$53,399

Changes in unrealized gains (losses) in net income relating to assets held at March 31, 2025	$87	$—	$87	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at March 31, 2025	$(28)	$—	$(28)
(1) Included in Investment income.
Level 3 measurements as of March 31, 2026 and December 31, 2025 are obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to ACC.
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
Assets
Cash Equivalents
Cash equivalents include time deposits and other highly liquid investments with original or remaining maturities at the time of purchase of 90 days or less. Actively traded money market funds are measured at their net asset value and classified as Level 1. U.S. Treasuries are also classified as Level 1. ACC’s remaining cash equivalents are classified as Level 2 and measured at amortized cost, which is a reasonable estimate of fair value because of the short time between the purchase of the instrument and its expected realization.
Available-for-Sale Securities
When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from third-party pricing services, non-binding broker quotes, or other model-based valuation techniques.
Level 1 securities include U.S. Treasuries.
Level 2 securities include corporate bonds, residential mortgage backed securities, commercial mortgage backed securities, asset backed securities, and U.S. government and agency obligations. The fair value of these Level 2 securities is based on a market

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
approach with prices obtained from third-party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes.
Level 3 securities include certain corporate bonds, commercial mortgage backed securities and asset backed securities with fair value typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to ACC. ACC’s privately placed corporate bonds are typically based on a single non-binding broker quote.
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
Derivatives
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both March 31, 2026 and December 31, 2025. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
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
Derivatives
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. ACC’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both March 31, 2026 and December 31, 2025. See Note 6 and Note 7 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
During the reporting periods, there were no material assets or liabilities measured at fair value on a nonrecurring basis.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	March 31, 2026
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$40,871	$—	$39,633	$1,341	$40,974
Commercial mortgage loans	103,302	—	—	103,432	103,432
Certificate loans	20	—	20	—	20
Financial Liabilities
Certificate reserves	$7,553,131	$—	$—	$7,523,488	$7,523,488

	December 31, 2025
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$42,201	$—	$41,409	$941	$42,350
Commercial mortgage loans	101,324	—	—	102,079	102,079
Certificate loans	29	—	29	—	29
Financial Liabilities
Certificate reserves	$8,150,082	$—	$—	$8,127,852	$8,127,852
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	March 31, 2026
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$3,745	$—	$3,745	$(2,756)	$(989)	$—
Exchange-traded	73	—	73	—	—	73
Total	$3,818	$—	$3,818	$(2,756)	$(989)	$73

	December 31, 2025
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$9,400	$—	$9,400	$(7,296)	$(2,104)	$—
Total	$9,400	$—	$9,400	$(7,296)	$(2,104)	$—
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	March 31, 2026
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$2,756	$—	$2,756	$(2,756)	$—	$—
Total	$2,756	$—	$2,756	$(2,756)	$—	$—

	December 31, 2025
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$7,296	$—	$7,296	$(7,296)	$—	$—
Exchange-traded	21	—	21	—	—	21
Total	$7,317	$—	$7,317	$(7,296)	$—	$21
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
ACC uses derivatives as economic hedges of equity risk related to SMC. ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	March 31, 2026			December 31, 2025
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Equity contracts (1)	$71,932	$3,818	$2,756	$94,755	$9,400	$7,317
Embedded derivatives
Stock market certificates (2)	N/A	—	2,825	N/A	—	4,493
Total derivatives	$71,932	$3,818	$5,581	$94,755	$9,400	$11,810
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

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
As of March 31, 2026 and December 31, 2025, investment securities with a fair value of $1.1 million and $1.2 million, respectively, were pledged to meet contractual obligations under derivative contracts.
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended March 31,
		2026	2025
		(in thousands)
Equity contracts
Stock market certificates	Net provision for certificate reserves	$(244)	$(520)
Stock market certificates embedded derivatives	Net provision for certificate reserves	490	536
Total		$246	$16
Stock market certificates offer a return based upon the relative change in a major stock market index between the beginning and end of the certificate’s term. The stock market certificate product contains an embedded derivative. The equity based return of the certificate must be separated from the host contract and accounted for as a derivative instrument. As a result of fluctuations in equity markets and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by ACC related to the stock market certificate product will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates, ACC purchases and writes call options on the S&P 500® Index. ACC views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels. ACC also purchases futures on the S&P 500® Index to economically hedge its obligations. The futures are marked-to-market daily and exchange traded, exposing ACC to minimal counterparty risk.
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
ACC may, in the normal course of business, be a party to legal proceedings, which include regulatory inquiries, arbitration or litigation (including class actions), concerning matters arising in connection with the conduct of its activities. ACC cannot predict with certainty if, how, or when any such proceedings will be initiated or resolved. ACC believes that it is not a party to, nor are any of its properties the subject of, any pending legal, regulatory or arbitration proceedings that are reasonably likely to have a material adverse effect on ACC’s results of operations, financial condition or liquidity. Notwithstanding the foregoing, it is possible that the outcome of any such legal, arbitration or regulatory proceedings could have a material impact on ACC’s results of operations, financial condition or liquidity in any particular reporting period as the proceedings are resolved.
9.  Shareholder’s Equity
ACC paid dividends to Ameriprise Financial of $21.6 million and $44.2 million, during the three months ended March 31, 2026 and 2025, respectively.
ACC returned contributed capital to Ameriprise Financial of $43.4 million and $13.8 million during the three months ended March 31, 2026 and 2025, respectively. ACC continued to maintain compliance with the capital requirements of the SEC and the Minnesota Department of Commerce during the three months ended March 31, 2026.
ACC did not receive any cash contributions from Ameriprise Financial during three months ended March 31, 2026 and 2025.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
10.  Income Taxes
ACC’s effective tax rate was 24.0% and 24.2% for the three months ended March 31, 2026 and 2025, respectively.
The effective tax rate for the three months ended March 31, 2026 and March 31, 2025 was higher than the statutory rate primarily as a result of state income taxes, net of federal income tax effect.
ACC is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Based on analysis of ACC’s tax position, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of both March 31, 2026 and December 31, 2025.
As of both March 31, 2026 and December 31, 2025, ACC had $3.4 million of gross unrecognized tax benefits. If recognized, approximately $2.7 million, net of federal income tax effect, of unrecognized tax benefits as of both March 31, 2026 and December 31, 2025, would affect the effective tax rate.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized a net increase of $30 thousand and $49 thousand in interest and penalties for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, ACC had a payable of $785 thousand and $755 thousand, respectively, related to accrued interest and penalties.
ACC files its federal income tax return as part of the consolidated income tax return of Ameriprise Financial in the U.S. federal jurisdiction. ACC files as a separate entity and as part of unitary or combined returns with Ameriprise Financial and other affiliates in various state jurisdictions. The federal statutes of limitations are closed on years through 2018, except for two issues for 2016 which were claimed on an amended return. During 2025, the Internal Revenue Service (“IRS”) finalized the audit of Ameriprise Financial’s U.S. income tax returns for tax years 2019 and 2020, except for one issue for 2020, which remains open. The IRS is currently auditing Ameriprise Financial’s U.S. income tax returns for 2021 through 2023. The state income tax returns of Ameriprise Financial or its subsidiaries, including ACC, are currently under examination by various jurisdictions for years ranging from 2018 through 2024.

The legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. The corporate tax law changes resulting from the OBBBA did not have an impact to ACC’s consolidated financial statements as of March 31, 2026 and, based on current guidance, ACC does not expect to record any material impacts in the future.

Index
AMERIPRISE CERTIFICATE COMPANY
ITEM 2.  MANAGEMENT’S NARRATIVE ANALYSIS
The following information should be read in conjunction with Ameriprise Certificate Company’s (“ACC’s”) Consolidated Financial Statements and Notes presented in Part I, Item 1. The following discussion may contain forward-looking statements that reflect ACC’s plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below under “Forward-Looking Statements.” ACC believes it is useful to read its management’s narrative analysis in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on February 19, 2026 (“2025 10-K”), as well as its quarterly reports on Form 10-Q and any current reports on Form 8-K.
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
Macroeconomic Environment
ACC operates its business in the broader context of the macroeconomic forces around it, including the global and U.S. economies, changes in interest and inflation rates, financial market volatility, fluctuations in foreign exchange rates, geopolitical strain, the competitive environment, client and customer activities and preferences, and the various regulatory and legislative developments. Financial markets and macroeconomic conditions have had and will continue to have a significant impact on ACC’s operating and performance results. ACC’s success may be affected by the factors discussed in Item 1A, “Risk Factors” in ACC’s 2025 10-K and other factors as discussed herein.
Significant Accounting Policies
ACC’s significant accounting policies are discussed in detail in “Management’s Narrative Analysis – Recent Accounting Pronouncements and Significant Accounting Policies” in ACC’s 2025 10-K.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements and their expected impact on ACC’s future results of operations or financial condition, see Note 2 to the Consolidated Financial Statements.
Results of Operations for the Three Months Ended March 31, 2026 and 2025
ACC’s net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income trends occur largely due to changes in returns on ACC’s investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles (“GAAP”).
Net income decreased $3.3 million, or 14%, for the three months ended March 31, 2026 compared to the prior year period primarily due to lower investment income, partially offset by lower net provision for certificate reserves and lower investment expenses. Client deposits decreased $3.2 billion from the prior year period to $7.5 billion as of March 31, 2026. After a period of strong growth during a rising interest rate environment, ACC has experienced net outflows during the past nine quarters.
Investment income decreased $51.7 million, or 35%, for the three months ended March 31, 2026 compared to the prior year period reflecting lower average investment balances and a decrease in the average invested asset yield, driven by lower average short-term interest rates. Assets include $7.4 billion of Available-for-Sale securities, $0.5 billion of cash and cash equivalents, and $0.1 billion of loans and other assets. The ACC investment portfolio securities are mostly rated AA+ and primarily consist of structured assets and government bonds, of which 40% were floating rate and approximately 21% were 6-month Treasury Bills or short-term Federal Home Loan Bank securities as of March 31, 2026. The duration of ACC investments was 1.4 years as of March 31, 2026 compared to 1.3 years as of March 31, 2025.
Investment expenses decreased $4.3 million, or 34%, for the three months ended March 31, 2026 compared to the prior year period primarily due to volume-driven decreases in distribution expenses and investment advisory fees.
Net provision for certificate reserves decreased $45.2 million, or 42%, for the three months ended March 31, 2026 compared to the prior year period primarily due to lower average certificate balances, as well as lower average client crediting rates. The average certificate reserve balance for ACC was $7.8 billion for the three months ended March 31, 2026 compared to $10.9 billion for the

Index
AMERIPRISE CERTIFICATE COMPANY
prior year period with the average crediting rate of 3.21% for the three months ended March 31, 2026 compared to 3.95% for the prior year period.
Net realized gain (loss) on investments before income taxes decreased $2.3 million for the three months ended March 31, 2026 compared to the prior year period primarily due to net realized gains of $0.1 million for the three months ended March 31, 2026 compared to net realized gains of $2.4 million in the prior year period.
ACC’s effective tax rate was 24.0% for the three months ended March 31, 2026 compared to 24.2% for the prior year period. See Note 10 to our Consolidated Financial Statements for additional discussion on income taxes.
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
ACC’s management, under the supervision and with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s principal executive officer and principal financial officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2026.
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
ITEM 1A.  RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of ACC’s 2025 10-K.
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

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date:	May 7, 2026	By:	/s/ Abu M. Arif
Abu M. Arif
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2026	By:	/s/ Thomas A. Nickerson
Thomas A. Nickerson
Vice President and Chief Financial Officer
(Principal Financial Officer)