Form 10-Q
period 2026-06-30
AMERIPRISE CERTIFICATE CO
filed 2026-08-04
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	811-00002

AMERIPRISE CERTIFICATE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	41-6009975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $10 per share)	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at August 4, 2026
Common Stock (par value $10 per share)	150,000 shares

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
Results of Operations for the Six Months Ended June 30, 2026 and 2025
ACC’s net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income trends occur largely due to changes in returns on ACC’s investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles (“GAAP”).
Net income decreased $7.5 million, or 16%, for the six months ended June 30, 2026 compared to the prior year period primarily due to lower investment income, partially offset by lower net provision for certificate reserves and lower investment expenses. Client deposits decreased $2.5 billion from the prior year period to $7.4 billion as of June 30, 2026. After a period of strong growth during a rising interest rate environment, ACC has experienced net outflows during the past ten quarters.
Investment income decreased $99.8 million, or 35%, for the six months ended June 30, 2026 compared to the prior year period reflecting lower average investment balances and a decrease in the average invested asset yield, driven by lower average short-term interest rates. Assets include $7.1 billion of Available-for-Sale securities, $0.7 billion of cash and cash equivalents, and $0.1 billion of loans and other assets. The ACC investment portfolio securities are mostly rated AA+ and primarily consist of structured assets and government bonds, of which 38% were floating rate and approximately 25% were 6-month Treasury Bills or short-term Federal Home Loan Bank securities as of June 30, 2026. The duration of ACC investments was 1.4 years as of both June 30, 2026 and June 30, 2025.
Investment expenses decreased $7.4 million, or 31%, for the six months ended June 30, 2026 compared to the prior year period primarily due to volume-driven decreases in investment advisory fees and distribution expenses.

Index
AMERIPRISE CERTIFICATE COMPANY
Net provision for certificate reserves decreased $85.2 million, or 42%, for the six months ended June 30, 2026 compared to the prior year period primarily due to lower average certificate balances, as well as lower average client crediting rates. The average certificate reserve balance for ACC was $7.6 billion for the six months ended June 30, 2026 compared to $10.6 billion for the prior year period with the average crediting rate of 3.13% for the six months ended June 30, 2026 compared to 3.85% for the prior year period.
Net realized gain (loss) on investments before income taxes decreased $2.4 million for the six months ended June 30, 2026 compared to the prior year period primarily due to net realized gains of $0.2 million for the six months ended June 30, 2026 compared to net realized gains of $2.6 million in the prior year period.
ACC’s effective tax rate was 24.3% for the six months ended June 30, 2026 compared to 23.9% for the prior year period. See Note 12 to our Consolidated Financial Statements for additional discussion on income taxes.
Fair Value Measurements
ACC reports certain assets and liabilities at fair value; specifically, derivatives, embedded derivatives, and most investments and cash equivalents. Fair value assumes the exchange of assets or liabilities occurs in orderly transactions and is not the result of a forced liquidation or distressed sale. ACC includes actual market prices, or observable inputs, in its fair value measurements to the extent available. Broker quotes are obtained when quotes from pricing services are not available. ACC validates prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors. See Note 7 to the Consolidated Financial Statements for additional information regarding ACC’s fair value measurements.
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
ACC’s management, under the supervision and with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s principal executive officer and principal financial officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2026.
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

Index
AMERIPRISE CERTIFICATE COMPANY
PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
The information set forth in Note 10 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.
ITEM 1A.  RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of ACC’s 2025 10-K.
ITEM 6.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.
2.	Consolidated Financial Statement Schedules: See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.
3.	Exhibits: The following exhibits are filed as part of this Quarterly Report or, where indicated, were already filed and are hereby incorporated by reference:

Exhibit	Description

3(a)	Amended and Restated Certificate of Incorporation of American Express Certificate Company, dated August 1, 2005, filed electronically on or about March 10, 2006 as Exhibit 3(a) to Registrant’s Form 10-K is incorporated by reference.
3(b)	By-Laws of Ameriprise Certificate Company, filed electronically on or about November 5, 2010 as Exhibit 3(b) to Registrant’s Form 10-Q, are incorporated herein by reference.
31.1*	Certification of Abu M. Arif pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Thomas A. Nickerson pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of Abu M. Arif and Thomas A. Nickerson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed electronically herewithin.

Index
AMERIPRISE CERTIFICATE COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date:	August 4, 2026	By:	/s/ Abu M. Arif
Abu M. Arif
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2026	By:	/s/ Thomas A. Nickerson
Thomas A. Nickerson
Vice President and Chief Financial Officer
(Principal Financial Officer)

Index
AMERIPRISE CERTIFICATE COMPANY
Index to Consolidated Financial Statements and Schedules
Consolidated Financial Statements:

Part I. Financial Information (Unaudited)
Consolidated Statements of Operations — Three and six months ended June 30, 2026 and 2025		F-2
Consolidated Statements of Comprehensive Income — Three and six months ended June 30, 2026 and 2025		F-3
Consolidated Balance Sheets — June 30, 2026 and December 31, 2025		F-4
Consolidated Statements of Shareholder's Equity — Three and six months ended June 30, 2026 and 2025		F-6
Consolidated Statements of Cash Flows — Six months ended June 30, 2026 and 2025		F-7
Notes to Consolidated Financial Statements		F-8
1.	Basis of Presentation	F-8
2.	Recent Accounting Pronouncements	F-8
3.	Deposit of Assets and Maintenance of Qualified Assets	F-9
4.	Investments	F-9
5.	Financing Receivables	F-13
6.	Certificate Reserves	F-15
7.	Fair Values of Assets and Liabilities	F-16
8.	Offsetting Assets and Liabilities	F-21
9.	Derivatives and Hedging Activities	F-23
10.	Contingencies	F-24
11.	Shareholder’s Equity	F-24
12.	Income Taxes	F-24

Part II. Consolidated Financial Schedules (Unaudited)
I.	Investments in Securities of Unaffiliated Issuers — June 30, 2026 and December 31, 2025	F-26
III.	Mortgage Loans on Real Estate and Interest Earned on Mortgages — Three and six months ended June 30, 2026 and 2025	F-59
V.	Qualified Assets on Deposit — June 30, 2026 and December 31, 2025	F-64
VI.	Certificate Reserves — Three and six months ended June 30, 2026 and 2025	F-65
VII.	Valuation and Qualifying Accounts — Three and six months ended June 30, 2026 and 2025	F-89

All other Schedules required by Article 6 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

Index
AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Investment Income:
Interest income:
Available-for-Sale securities	$82,469	$129,181	$171,648	$265,397
Commercial mortgage loans and syndicated loans	1,838	1,812	3,709	3,786
Cash and cash equivalents	5,366	6,788	10,592	16,608
Certificate loans	1	—	1	1
Other	(3)	(10)	(12)	(45)
Total investment income	89,671	137,771	185,938	285,747
Investment Expenses:
Ameriprise Financial and affiliated company fees:
Distribution	1,868	2,781	3,654	6,782
Investment advisory and services	4,179	5,782	8,644	11,866
Transfer agent	1,721	2,239	3,542	4,587
Depository	12	26	24	43
Other	116	173	308	298
Total investment expenses	7,896	11,001	16,172	23,576
Net investment income before provision for certificate reserves and income taxes	81,775	126,770	169,766	262,171
Provision for Certificate Reserves:
According to the terms of the certificates:
Provision for certificate reserves	34	99	89	141
Additional credits/interest authorized by ACC	56,538	96,543	118,816	204,073
Total provision for certificate reserves before reserve recoveries	56,572	96,642	118,905	204,214
Reserve recoveries from terminations prior to maturity	(296)	(343)	(586)	(679)
Net provision for certificate reserves	56,276	96,299	118,319	203,535
Net investment income before income taxes	25,499	30,471	51,447	58,636
Income tax expense	6,265	7,203	12,493	14,093
Net investment income, after-tax	19,234	23,268	38,954	44,543
Net realized gain (loss) on investments:
Securities of unaffiliated issuers before income taxes	38	198	181	2,600
Income tax expense (benefit)	8	42	38	546
Net realized gain (loss) on investments, after-tax	30	156	143	2,054
Net income	$19,264	$23,424	$39,097	$46,597
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net income	$19,264	$23,424	$39,097	$46,597
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period	(2,798)	5,322	(14,190)	12,142
Reclassification of net (gains) losses on securities included in net income	(49)	(144)	(247)	(2,058)
Total other comprehensive income (loss), net of tax	(2,847)	5,178	(14,437)	10,084
Total comprehensive income (loss)	$16,417	$28,602	$24,660	$56,681
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2026	December 31, 2025
	(in thousands, except share data)
Assets
Qualified Assets
Investments in unaffiliated issuers:
Cash and cash equivalents	$700,380	$775,589
Available-for-Sale securities:
Fixed maturities, at fair value (amortized cost: 2026, $7,064,425; 2025, $7,725,367; allowance for credit losses: 2026, nil; 2025, $3,432)	7,029,392	7,705,871
Commercial mortgage loans and syndicated loans, at amortized cost (fair value: 2026, $142,609; 2025, $144,429; allowance for credit losses: 2026, $569; 2025, $487)	142,459	143,525
Certificate loans – secured by certificate reserves, at cost, which approximates fair value	89	29
Total investments	7,872,320	8,625,014
Receivables:
Dividends and interest	20,978	23,277
Receivables from brokers, dealers and clearing organizations	1,009	920
Other receivables	673	374
Total receivables	22,660	24,571
Derivative assets	3,853	9,400
Total qualified assets	7,898,833	8,658,985
Other Assets:
Deferred taxes, net	12,359	8,344
Taxes receivable from parent	316	—
Due from related party	11,521	31
Prepaid expenses	—	30
Total other assets	24,196	8,405
Total assets	$7,923,029	$8,667,390
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (continued)
	June 30, 2026	December 31, 2025
	(in thousands, except share data)
Liabilities and Shareholder’s Equity
Liabilities
Certificate reserves:
Reserves to mature - installment certificates	$10,461	$11,158
Reserves to mature - fully paid certificates	7,358,397	8,128,196
Additional credits and accrued interest	10,505	14,087
Due to unlocated certificate holders	1,192	1,134
Total certificate reserves	7,380,555	8,154,575
Accounts payable and accrued liabilities:
Due to related party	2,625	9,138
Taxes payable to parent	1,369	2,516
Payables to brokers, dealers and clearing organizations	100,996	213
Total accounts payable and accrued liabilities	104,990	11,867
Derivative liabilities	3,071	7,317
Other liabilities	41,803	28,681
Total liabilities	7,530,419	8,202,440

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	410,117	465,819
Retained earnings:
Appropriated for pre-declared additional credits and interest	3	46
Appropriated for additional interest on advance payments	15	15
Unappropriated	5,968	8,126
Accumulated other comprehensive income (loss), net of tax	(24,993)	(10,556)
Total shareholder’s equity	392,610	464,950
Total liabilities and shareholder’s equity	$7,923,029	$8,667,390
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
				Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Un-appropriated
	(in thousands, except share amounts)
Balance at April 1, 2026	150,000	$1,500	$422,397	$5	$15	$6,422	$(22,146)	$408,193
Net income	—	—	—	—	—	19,264	—	19,264
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(2,847)	(2,847)
Transfers between appropriated and unappropriated, net	—	—	—	(2)	—	2	—	—
Dividend to parent	—	—	—	—	—	(19,720)	—	(19,720)
Return of capital to parent	—	—	(12,280)	—	—	—	—	(12,280)
Balance at June 30, 2026	150,000	$1,500	$410,117	$3	$15	$5,968	$(24,993)	$392,610

Balance at April 1, 2025	150,000	$1,500	$598,362	$1,522	$15	$7,559	$(37,624)	$571,334
Net income	—	—	—	—	—	23,424	—	23,424
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	5,178	5,178
Transfers between appropriated and unappropriated, net	—	—	—	(610)	—	610	—	—
Dividend to parent	—	—	—	—	—	(22,931)	—	(22,931)
Return of capital to parent	—	—	(37,069)	—	—	—	—	(37,069)
Balance at June 30, 2025	150,000	$1,500	$561,293	$912	$15	$8,662	$(32,446)	$539,936

Balance at January 1, 2026	150,000	$1,500	$465,819	$46	$15	$8,126	$(10,556)	$464,950
Net income	—	—	—	—	—	39,097	—	39,097
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(14,437)	(14,437)
Transfers between appropriated and unappropriated, net	—	—	—	(43)	—	43	—	—
Dividend to parent	—	—	—	—	—	(41,298)	—	(41,298)
Return of capital to parent	—	—	(55,702)	—	—	—	—	(55,702)
Balance at June 30, 2026	150,000	$1,500	$410,117	$3	$15	$5,968	$(24,993)	$392,610

Balance at January 1, 2025	150,000	$1,500	$612,167	$2,635	$15	$27,468	$(42,530)	$601,255
Net income	—	—	—	—	—	46,597	—	46,597
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	10,084	10,084
Transfers between appropriated and unappropriated, net	—	—	—	(1,723)	—	1,723	—	—
Dividend to parent	—	—	—	—	—	(67,126)	—	(67,126)
Return of capital to parent	—	—	(50,874)	—	—	—	—	(50,874)
Balance at June 30, 2025	150,000	$1,500	$561,293	$912	$15	$8,662	$(32,446)	$539,936
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Cash Flows from Operating Activities
Net income	$39,097	$46,597
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, accretion of discounts, net	(28,749)	(54,668)
Deferred income tax expense (benefit)	518	(1,630)
Net realized (gain) loss on Available-for-Sale securities	3,119	(2,416)
Other net realized (gain) loss	50	98
Provision for credit losses	(3,350)	(282)
Changes in operating assets and liabilities:
Dividends and interest receivable	28,304	65,244
Certificate reserves, net	(2,995)	(3,262)
Taxes payable to/receivable from parent, net	(1,463)	2,395
Derivatives, net of collateral	109	(468)
Other liabilities	2,742	(1,260)
Other receivables	(299)	(160)
Other, net	(275)	(838)
Net cash provided by (used in) operating activities	36,808	49,350

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	6,551	682,903
Maturities, redemptions, calls and other	2,589,550	4,796,683
Purchases	(1,834,892)	(4,391,416)
Syndicated loans and commercial mortgage loans:
Sales, maturities and repayments	8,484	14,804
Purchases and fundings	(7,477)	(9,020)
Certificate loans, net	(60)	9
Net cash provided by (used in) investing activities	762,156	1,093,963

Cash Flows from Financing Activities
Payments from certificate holders and other additions	1,597,453	1,752,088
Certificate maturities and cash surrenders	(2,374,626)	(3,055,162)
Dividend to parent	(41,298)	(67,126)
Return of capital to parent	(55,702)	(50,874)
Net cash provided by (used in) financing activities	(874,173)	(1,421,074)

Net increase (decrease) in cash and cash equivalents	(75,209)	(277,761)
Cash and cash equivalents at beginning of period	775,589	823,843
Cash and cash equivalents at end of period	$700,380	$546,082

Supplemental disclosures:
Interest paid	$122,338	$199,514
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.  Basis of Presentation
Nature of Business
Ameriprise Certificate Company (“ACC”) is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial” or the “Parent”). ACC is registered as an investment company under the Investment Company Act of 1940 (the “1940 Act”). ACC uses the consolidation method of accounting for its wholly owned subsidiary, Investors Syndicate Development Corp.
The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair statement of the consolidated results of operations and financial position for the interim periods have been made. All adjustments made were of a normal recurring nature.
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain prior period amounts in the Consolidated Statements of Operations and Consolidated Balance Sheets have been updated to conform to the current period presentation with the objective of providing a disaggregation of certain financial statement line items in a form consistent with the presentation historically used on the corresponding statements within ACC’s Annual Report on Form 10-K. The interim period disaggregation does not revise any previously reported totals. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in ACC’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on February 19, 2026 (“2025 10-K”).
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
Required Deposits, Qualified Assets, and Assets on Deposit of ACC were as follows:

	June 30, 2026	December 31, 2025
	(in thousands)
Required Deposits	$7,381,915	$8,156,057
Qualified Assets (1)	$7,832,870	$8,674,835

Assets on Deposit:
Cash equivalents	$697,365	$770,800
Available-for-Sale securities	7,064,426	7,725,371
Commercial mortgage loans and syndicated loans	142,459	143,525
Total Assets on Deposit	$7,904,250	$8,639,696
(1) Reduced by payables to brokers, dealers and clearing organizations related to securities purchased.
4.  Investments
Investments in unaffiliated issuers were as follows:

	June 30, 2026	December 31, 2025
	(in thousands)
Available-for-Sale securities: Fixed maturities, at fair value (allowance for credit losses: 2026, nil; 2025, $3,432; amortized cost: 2026, $7,064,425; 2025, $7,725,367)	$7,029,392	$7,705,871
Commercial mortgage loans and syndicated loans, at cost (allowance for credit losses: 2026, $569; 2025, $487; fair value: 2026, $142,609; 2025, $144,429)	142,459	143,525
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	89	29
Total	$7,171,940	$7,849,425
Available-for-Sale securities distributed by type were as follows:

Description of Securities	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Corporate debt securities	$56,564	$19	$(9)	$—	$56,574
Residential mortgage backed securities	4,391,706	16,224	(45,084)	—	4,362,846
Commercial mortgage backed securities	252,072	458	(6,815)	—	245,715
Asset backed securities	798,432	762	(218)	—	798,976
U.S. government and agency obligations	1,565,651	7	(377)	—	1,565,281
Total	$7,064,425	$17,470	$(52,503)	$—	$7,029,392

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Description of Securities	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Corporate debt securities	$155,680	$395	$—	$—	$156,075
Residential mortgage backed securities	5,056,881	31,746	(45,262)	—	5,043,365
Commercial mortgage backed securities	333,534	778	(7,233)	(3,432)	323,647
Asset backed securities	723,155	2,594	(24)	—	725,725
U.S. government and agency obligations	1,456,117	946	(4)	—	1,457,059
Total	$7,725,367	$36,459	$(52,523)	$(3,432)	$7,705,871
As of June 30, 2026 and December 31, 2025, accrued interest of $19.2 million and $21.3 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Receivables.
As of both June 30, 2026 and December 31, 2025, fixed maturity securities comprised approximately 89% of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. As of June 30, 2026 and December 31, 2025, $107.2 million and $66 thousand, respectively, worth of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC.
A summary of fixed maturity securities by rating was as follows:

Ratings	June 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$4,569,889	$4,546,538	65%	$4,737,646	$4,736,453	61%
AA	2,293,001	2,288,141	33	2,705,433	2,695,407	35
A	87,508	84,720	1	57,446	56,810	1
BBB	81,577	80,220	1	199,020	197,428	3
Below investment grade	32,450	29,773	—	25,822	19,773	—
Total fixed maturities	$7,064,425	$7,029,392	100%	$7,725,367	$7,705,871	100%
As of June 30, 2026 and December 31, 2025, approximately 97% and 95% of securities rated AA were GNMA, FNMA and FHLMC mortgage backed securities, respectively. As of June 30, 2026, ACC had eleven issuers with holdings totaling $501.0 million that individually were between 10% and 15% of total shareholder’s equity. As of December 31, 2025, ACC had six issuers with holdings totaling $291.9 million that individually were between 10% and 11% of total shareholder’s equity. There were no other holdings of any other issuer greater than 10% of total shareholder’s equity as of both June 30, 2026 and December 31, 2025.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	June 30, 2026
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Corporate debt securities	2	$8,144	$(9)	—	$—	$—	2	$8,144	$(9)
Residential mortgage backed securities	28	383,005	(1,157)	218	1,291,889	(43,927)	246	1,674,894	(45,084)
Commercial mortgage backed securities	1	9,994	(19)	9	164,485	(6,796)	10	174,479	(6,815)
Asset backed securities	14	280,826	(218)	1	68	—	15	280,894	(218)
U.S. government and agency obligations	24	1,331,923	(377)	—	—	—	24	1,331,923	(377)
Total	69	$2,013,892	$(1,780)	228	$1,456,442	$(50,723)	297	$3,470,334	$(52,503)

Description of Securities	December 31, 2025
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	9	$57,319	$(128)	229	$1,631,079	$(45,134)	238	$1,688,398	$(45,262)
Commercial mortgage backed securities	3	54,128	(266)	9	168,287	(6,967)	12	222,415	(7,233)
Asset backed securities	2	40,980	(21)	3	2,578	(3)	5	43,558	(24)
U.S. government and agency obligations	3	59,726	(4)	—	—	—	3	59,726	(4)
Total	17	$212,153	$(419)	241	$1,801,944	$(52,104)	258	$2,014,097	$(52,523)
As part of ACC’s ongoing monitoring process, management determined that the decrease in total gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the six months ended June 30, 2026 is primarily attributable to the impact of tighter spreads. As of June 30, 2026, ACC did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. ACC does not intend to sell these securities and does not believe that it is more likely than not that ACC will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of both June 30, 2026 and December 31, 2025, approximately 94% of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
As of June 30, 2026, and December 31, 2025, the allowance for credit losses on Available-for-Sale securities was nil and $3.4 million, respectively. ACC’s allowance as of December 31, 2025 was related to one downgraded commercial mortgage backed security which was subsequently sold during the first quarter of 2026.
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

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following table presents a rollforward of the net unrealized gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss) (“AOCI”):

	Net Unrealized Gains (Losses) on Securities	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Gains (Losses) on Securities
	(in thousands)
Balance at April 1, 2026	$(31,293)	$9,147	$(22,146)
Net unrealized gains (losses) on securities arising during the period (1)	(3,678)	880	(2,798)
Reclassification of net (gains) losses on securities included in net income (2)	(62)	13	(49)
Balance at June 30, 2026	$(35,033)	$10,040	$(24,993)

Balance at April 1, 2025	$(51,634)	$14,010	$(37,624)
Net unrealized gains (losses) on securities arising during the period (1)	6,987	(1,665)	5,322
Reclassification of net (gains) losses on securities included in net income (2)	(183)	39	(144)
Balance at June 30, 2025	$(44,830)	$12,384	$(32,446)

Balance at January 1, 2026	$(16,064)	$5,508	$(10,556)
Net unrealized gains (losses) on securities arising during the period (1)	(18,656)	4,466	(14,190)
Reclassification of net (gains) losses on securities included in net income (2)	(313)	66	(247)
Balance at June 30, 2026	$(35,033)	$10,040	$(24,993)

Balance at January 1, 2025	$(58,081)	$15,551	$(42,530)
Net unrealized gains (losses) on securities arising during the period (1)	15,857	(3,715)	12,142
Reclassification of net (gains) losses on securities included in net income (2)	(2,606)	548	(2,058)
Balance at June 30, 2025	$(44,830)	$12,384	$(32,446)
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
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net realized gain (loss) on investments before income taxes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Gross realized investment gains	$62	$17	$62	$5,835
Gross realized investment losses	—	—	(3,181)	(3,419)
Credit reversals (losses)	—	166	3,432	190
Total	$62	$183	$313	$2,606
Available-for-Sale securities by contractual maturity as of June 30, 2026 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$1,618,975	$1,618,624
Due after one year through five years	3,139	3,132
Due after five years through 10 years	101	99
	1,622,215	1,621,855
Residential mortgage backed securities	4,391,706	4,362,846
Commercial mortgage backed securities	252,072	245,715
Asset backed securities	798,432	798,976
Total	$7,064,425	$7,029,392

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
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses:

Commercial Loans
(in thousands)
Balance at January 1, 2026	$487
Provisions	82
Balance at June 30, 2026	$569

Balance at January 1, 2025	$709
Provisions	(92)
Balance at June 30, 2025	$617
As of June 30, 2026 and December 31, 2025, accrued interest on commercial loans was $678 thousand and $730 thousand, respectively, and is recorded in Receivables and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended June 30, 2026 and 2025, ACC purchased $250 thousand and $213 thousand, respectively, of syndicated loans. There were no syndicated loans sold for the three months ended June 30, 2026 and 2025. During the six months ended June 30, 2026 and 2025, ACC purchased $2.2 million and $3.1 million, respectively, of syndicated loans, and sold $2.2 million and $1.4 million, respectively, of syndicated loans.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
There were no nonperforming loans as of both June 30, 2026 and December 31, 2025.
Commercial Loans
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. There were no commercial mortgage loans which management has assigned its highest risk rating as of both June 30, 2026 and December 31, 2025. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both June 30, 2026 and December 31, 2025.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	June 30, 2026
Loan-to-Value Ratio	2026	2025	2024	2023	2022	Prior	Total
	(in thousands)
> 100%	$—	$—	$—	$—	$—	$—	$—
80% - 100%	—	—	2,523	—	—	—	2,523
60% - 80%	—	8,886	—	4,000	—	11,815	24,701
40% - 60%	5,000	1,373	—	—	5,216	9,093	20,682
< 40%	—	5,568	2,823	3,594	1,087	41,056	54,128
Total	$5,000	$15,827	$5,346	$7,594	$6,303	$61,964	$102,034

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
In addition, ACC reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
	(in thousands)
East North Central	$6,079	$6,385	6%	6%
East South Central	6,979	7,252	7	7
Middle Atlantic	12,194	13,574	12	13
Mountain	10,951	11,189	11	11
New England	12,766	12,943	13	13
Pacific	28,139	29,407	27	29
South Atlantic	16,450	11,596	16	11
West North Central	1,182	1,649	1	2
West South Central	7,294	7,610	7	8
Total	$102,034	$101,605	100%	100%
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
	(in thousands)
Apartments	$40,284	$42,844	39%	42%
Industrial	24,700	20,159	24	20
Mixed use	8,675	9,003	9	9
Office	9,515	9,801	9	10
Retail	10,775	11,566	11	11
Other	8,085	8,232	8	8
Total	$102,034	$101,605	100%	100%
Syndicated Loans
The investment in syndicated loans as of June 30, 2026 and December 31, 2025 was $41.0 million and $42.4 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. There were no syndicated loans past due as of both June 30, 2026 and December 31, 2025. ACC assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	June 30, 2026
Internal Risk Rating	2026	2025	2024	2023	2022	Prior	Total
	(in thousands)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	386	—	99	—	813	1,298
Risk 3	3,362	2,589	777	790	—	—	7,518
Risk 2	5,462	2,507	7,232	3,319	—	1,801	20,321
Risk 1	445	3,830	5,516	1,692	—	374	11,857
Total	$9,269	$9,312	$13,525	$5,900	$—	$2,988	$40,994

	December 31, 2025
Internal Risk Rating	2025	2024	2023	2022	2021	Prior	Total
	(in thousands)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	75	—	—	813	888
Risk 3	3,189	913	836	—	—	—	4,938
Risk 2	4,294	9,014	1,839	—	1,468	1,506	18,121
Risk 1	5,647	8,239	4,574	—	—	—	18,460
Total	$13,130	$18,166	$7,324	$—	$1,468	$2,319	$42,407
Certificate Loans
Certificate loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to certificate loans, ACC does not record an allowance for credit losses.
6. Certificate Reserves
Reserves maintained on outstanding certificates have been computed in accordance with the provisions of the certificates and Section 28 of the 1940 Act. The average rates of accumulation on certificate reserves were as follows:

	June 30, 2026
	Reserve Balance	Average Gross Accumulation Rates (3)	Average Additional Credit Rates (4)
	(in thousands, except percentages)
Reserves to mature - installment certificates:
With guaranteed rates	$705	3.01%	0.01%
Without guaranteed rates (1)	9,756	2.98%	2.98%
Reserves to mature - fully paid certificates:
With guaranteed rates	668	3.51%	0.01%
Without guaranteed rates (1)	7,291,882	3.08%	3.08%
Equity indexed (2)	65,847	N/A	N/A
Additional credits and accrued interest:
With guaranteed rates	—	3.49%	—
Without guaranteed rates (1)	10,505	N/A	N/A
Due to unlocated certificate holders	1,192	N/A	N/A
Total	$7,380,555

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
(2) Ameriprise Stock Market Certificate and Ameriprise Market Strategy Certificate enable the certificate owner to participate in any relative rise in a major stock market index up to a cap without risking loss of principal. The certificates have market participation terms of 52, 104 or 156 weeks and may continue for up to 15 years. The reserve balances on these certificates as of June 30, 2026 and December 31, 2025 were $70.3 million and $86.0 million, respectively.
(3) The average gross accumulation rate is the additional credit rate plus the guaranteed minimum rate, if applicable, based on the weighted average reserves as of June 30, 2026 and December 31, 2025.
(4) The average additional credit rate is the declared interest rate in excess of the guaranteed minimum rate, if applicable, based on the weighted average reserves as of June 30, 2026 and December 31, 2025.
On certain series of single payment certificates, additional interest is pre-declared for periods greater than one year. The retained earnings appropriated for the pre-declared additional interest as of June 30, 2026 and December 31, 2025 was $3 thousand and $46 thousand, respectively, which reflects the difference between certificate reserves on these series, calculated on a statutory basis, and the reserves maintained per books.
The carrying amounts of net certificate reserves consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Reserves with terms of one year or less	$7,131,133	$7,845,491
Other	249,422	309,084
Total certificate reserves	7,380,555	8,154,575
Unapplied certificate transactions	24,231	12,635
Certificate loans and accrued interest	(90)	(30)
Total	$7,404,696	$8,167,180
7.  Fair Values of Assets and Liabilities
GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability is not exchanged subject to a forced liquidation or distressed sale.
Valuation Hierarchy
ACC categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by ACC’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The three levels of the fair value hierarchy are defined as follows:
Level 1    Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2    Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3    Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$526,765	$170,600	$—	$697,365
Available-for-Sale securities:
Corporate debt securities	—	53,643	2,931	56,574
Residential mortgage backed securities	—	4,362,846	—	4,362,846
Commercial mortgage backed securities	—	245,715	—	245,715
Asset backed securities	—	798,976	—	798,976
U.S. government and agency obligations	1,565,281	—	—	1,565,281
Total Available-for-Sale securities	1,565,281	5,461,180	2,931	7,029,392
Equity derivative contracts	13	3,840	—	3,853
Total derivative assets	13	3,840	—	3,853
Total assets at fair value	$2,092,059	$5,635,620	$2,931	$7,730,610

Liabilities
Stock market certificate embedded derivatives	$—	$2,601	$—	$2,601
Equity derivative contracts	—	3,071	—	3,071
Total derivative liabilities	—	3,071	—	3,071
Total liabilities at fair value	$—	$5,672	$—	$5,672

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$489,419	$281,381	$—	$770,800
Available-for-Sale securities:
Corporate debt securities	—	156,072	3	156,075
Residential mortgage backed securities	—	5,043,365	—	5,043,365
Commercial mortgage backed securities	—	323,647	—	323,647
Asset backed securities	—	725,725	—	725,725
U.S. government and agency obligations	1,357,841	99,218	—	1,457,059
Total Available-for-Sale securities	1,357,841	6,348,027	3	7,705,871
Equity derivative contracts	—	9,400	—	9,400
Total derivative assets	—	9,400	—	9,400
Total assets at fair value	$1,847,260	$6,638,808	$3	$8,486,071

Liabilities
Stock market certificate embedded derivatives	$—	$4,493	$—	$4,493
Equity derivative contracts	21	7,296	—	7,317
Total derivative liabilities	21	7,296	—	7,317
Total liabilities at fair value	$21	$11,789	$—	$11,810

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Commercial Mortgage Backed Securities	Total
	(in thousands)
Balance at April 1, 2026	$3	$38,250	$38,253
Total gains (losses) included in:
Net income	6	—	6	(1)
Other comprehensive income (loss)	(8)	—	(8)
Purchases	2,930	—	2,930
Transfers out of Level 3	—	(38,250)	(38,250)
Balance at June 30, 2026	$2,931	$—	$2,931

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2026	$6	$—	$6	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2026	$(8)	$—	$(8)

	Available-for-Sale Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance at April 1, 2025	$11,313	$42,086	$53,399
Total gains (losses) included in:
Net income	75	—	75	(1)
Other comprehensive income (loss)	(20)	—	(20)
Settlements	(6,400)	(10,595)	(16,995)
Balance at June 30, 2025	$4,968	$31,491	$36,459

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2025	$39	$—	$39	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2025	$(11)	$—	$(11)

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities
	Corporate Debt Securities	Commercial Mortgage Backed Securities	Total
	(in thousands)
Balance at January 1, 2026	$3	$—	$3
Total gains (losses) included in:
Net income	6	—	6	(1)
Other comprehensive income (loss)	(8)	—	(8)
Purchases	2,930	38,250	41,180
Transfers out of Level 3	—	(38,250)	(38,250)
Balance at June 30, 2026	$2,931	$—	$2,931

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2026	$6	$—	$6	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2026	$(8)	$—	$(8)

	Available-for-Sale Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance at January 1, 2025	$11,254	$50,000	$61,254
Total gains (losses) included in:
Net income	162	—	162	(1)
Other comprehensive income (loss)	(48)	—	(48)
Settlements	(6,400)	(18,509)	(24,909)
Balance at June 30, 2025	$4,968	$31,491	$36,459

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2025	$79	$—	$79	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2025	$(23)	$—	$(23)
(1) Included in Investment income.
Securities transferred from Level 3 primarily represent securities with fair values that are now obtained from a third-party pricing service with observable inputs.
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets:

	June 30, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements) (1)	$2,928	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%	1.0%

December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
(in thousands)
Corporate debt securities (private placements) (1)	$—	Discounted cash flow	Yield/spread to U.S. Treasuries	—%	—%
(1) Level 3 measurements not included in the tables above of $3 thousand as of both June 30, 2026 and December 31, 2025 are obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to ACC.

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
Derivatives
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both June 30, 2026 and December 31, 2025. See Note 8 and Note 9 for further information on the credit risk of derivative instruments and related collateral.

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
Derivatives
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. ACC’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both June 30, 2026 and December 31, 2025. See Note 8 and Note 9 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
During the reporting periods, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	June 30, 2026
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$40,758	$—	$39,585	$1,332	$40,917
Commercial mortgage loans	101,701	—	—	101,692	101,692
Certificate loans	89	—	89	—	89
Financial Liabilities
Certificate reserves	$7,377,954	$—	$—	$7,346,655	$7,346,655

	December 31, 2025
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$42,201	$—	$41,409	$941	$42,350
Commercial mortgage loans	101,324	—	—	102,079	102,079
Certificate loans	29	—	29	—	29
Financial Liabilities
Certificate reserves	$8,150,082	$—	$—	$8,127,852	$8,127,852
See Note 5 for additional information on syndicated, commercial mortgage and certificate loans. Certificate reserves represent customer deposits for fixed rate certificates and SMC. See Note 6 for additional information on the Company’s certificate reserves.
8. Offsetting Assets and Liabilities
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

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	June 30, 2026
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$3,840	$—	$3,840	$(3,071)	$(769)	$—
Exchange-traded	13	—	13	—	—	13
Total	$3,853	$—	$3,853	$(3,071)	$(769)	$13

	December 31, 2025
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$9,400	$—	$9,400	$(7,296)	$(2,104)	$—
Total	$9,400	$—	$9,400	$(7,296)	$(2,104)	$—
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	June 30, 2026
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$3,071	$—	$3,071	$(3,071)	$—	$—
Total	$3,071	$—	$3,071	$(3,071)	$—	$—

	December 31, 2025
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$7,296	$—	$7,296	$(7,296)	$—	$—
Exchange-traded	21	—	21	—	—	21
Total	$7,317	$—	$7,317	$(7,296)	$—	$21
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
Freestanding derivative instruments are reflected in Derivative assets and Derivative liabilities. Cash collateral accepted by ACC is reflected in Other liabilities. See Note 9 for additional disclosures related to ACC’s derivative instruments.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
9.  Derivatives and Hedging Activities
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
ACC uses derivatives as economic hedges of equity risk related to SMC. ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	June 30, 2026			December 31, 2025
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Equity contracts (1)	$55,255	$3,853	$3,071	$94,755	$9,400	$7,317
Embedded derivatives
Stock market certificates (2)	N/A	—	2,601	N/A	—	4,493
Total derivatives	$55,255	$3,853	$5,672	$94,755	$9,400	$11,810
N/A Not applicable
(1) The gross fair value of equity contracts is included in Derivative assets and Derivative liabilities.
(2) The gross fair value of SMC embedded derivatives is included in Certificate reserves.
See Note 7 for additional information regarding ACC’s fair value measurement of derivative instruments.
As of June 30, 2026 and December 31, 2025, investment securities with a fair value of $1.0 million and $1.2 million, respectively, were pledged to meet contractual obligations under derivative contracts.
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
		(in thousands)
Equity contracts
Stock market certificates	Net provision for certificate reserves	$682	$1,291	$438	$771
Stock market certificates embedded derivatives	Net provision for certificate reserves	(588)	(1,080)	(98)	(544)
Total		$94	$211	$340	$227
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
Credit Risk
Credit risk associated with ACC’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, ACC has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting and collateral arrangements whenever practical. See Note 8 for additional information on ACC’s credit exposure related to derivative assets.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
10.  Contingencies
The level of regulatory activity in the financial services industry remains elevated. From time to time, ACC receives requests for information from, and/or has been subject to examination by, both the SEC and the Minnesota Department of Commerce concerning its business activities and practices.
ACC may, in the normal course of business, be a party to legal proceedings which include regulatory inquiries, arbitration or litigation (including class actions) concerning matters arising in connection with the conduct of its activities. ACC cannot predict with certainty if, how, or when any such proceedings will be initiated or resolved. ACC believes that it is not a party to, nor are any of its properties the subject of, any pending legal proceedings that are reasonably likely to have a material adverse effect on ACC’s results of operations, financial condition or liquidity. Notwithstanding the foregoing, it is possible that the outcome of any such legal proceedings could have a material impact on ACC’s results of operations, financial condition or liquidity in any particular reporting period as the proceedings are resolved.
11.  Shareholder’s Equity
ACC paid dividends to Ameriprise Financial of $19.7 million and $41.3 million during the three and six months ended June 30, 2026, respectively. ACC paid dividends to Ameriprise Financial of $22.9 million and $67.1 million during the three and six months ended June 30, 2025, respectively.
ACC returned contributed capital to Ameriprise Financial of $12.3 million and $55.7 million during the three and six months ended June 30, 2026, respectively. ACC returned contributed capital to Ameriprise Financial of $37.1 million and $50.9 million during the three and six months ended June 30, 2025, respectively. ACC continued to maintain compliance with the capital requirements of the SEC and the Minnesota Department of Commerce during the three and six months ended June 30, 2026.
ACC did not receive any cash contributions from Ameriprise Financial during the three and six months ended June 30, 2026 and 2025.
12.  Income Taxes
ACC’s effective tax rate was 24.6% and 23.6% for the three months ended June 30, 2026 and 2025, respectively. ACC’s effective tax rate was 24.3% and 23.9% for the six months ended June 30, 2026 and 2025, respectively.
The effective tax rate for the three and six months ended June 30, 2026 and 2025 was higher than the statutory rate primarily as a result of state income taxes, net of federal income tax effect.
The higher effective tax rate for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily the result of an increase in unrecognized tax benefits.
ACC is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Based on analysis of ACC’s tax position, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of both June 30, 2026 and December 31, 2025.
As of June 30, 2026 and December 31, 2025, ACC had $3.6 million and $3.4 million, respectively of gross unrecognized tax benefits. If recognized, approximately $2.8 million and $2.7 million, net of federal income tax effect, of unrecognized tax benefits as of June 30, 2026 and December 31, 2025, respectively, would affect the effective tax rate.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized a net increase of $65 thousand and $95 thousand in interest and penalties for the three and six months ended June 30, 2026, respectively. ACC recognized a net decrease of $2 thousand and a net increase of $47 thousand in interest and penalties for the three and six months ended June 30, 2025, respectively. As of June 30, 2026 and December 31, 2025, ACC had a payable of $850 thousand and $755 thousand, respectively, related to accrued interest and penalties.
ACC files its federal income tax return as part of the consolidated income tax return of Ameriprise Financial in the U.S. federal jurisdiction. ACC files as a separate entity and as part of unitary or combined returns with Ameriprise Financial, Inc. and other affiliates in various state jurisdictions. The federal statutes of limitations are closed on years through 2019, except for two issues for 2016 which were claimed on an amended return. During 2025, the Internal Revenue Service (“IRS”) finalized the audit of Ameriprise Financial’s U.S. income tax return for tax year 2020, except for one issue which remains open. The IRS is currently auditing Ameriprise Financial’s U.S. income tax returns for 2021 through 2023. The state income tax returns of Ameriprise Financial or its subsidiaries, including ACC, are currently under examination by various jurisdictions for years ranging from 2018 through 2024.
The legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. The corporate tax law changes resulting from the OBBBA did not have an impact to ACC’s consolidated financial statements as of June 30, 2026 and, based on current guidance, ACC does not expect to record any material impacts in the future.

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (Unaudited)
June 30, 2026

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CASH EQUIVALENTS

MONEY MARKET FUNDS
ALLSPRING GOVERNMENT MONEY MARKET FUND			$275,823	$275,823	$275,823
DREYFUS GOVERNMENT CASH MANAGEMENT			21,817	21,817	21,817
INVESCO GOVERNMENT MONEY MARKET FUND			26,344	26,344	26,344
MORGAN STANLEY INSTITUTIONAL LIQUIDITY FUNDS			51,963	51,963	51,963
WESTERN ASSET INSTITUTIONAL GOVERNMENT MONEY MARKET FUND			25,830	25,830	25,830
TOTAL MONEY MARKET FUNDS				401,777	401,777

GOVERNMENT BOND
FEDERAL HOME LOAN BANKS	7/1/2026	—	49,500	49,500	49,500
UNITED STATES TREASURY BILL	7/2/2026	—	125,000	124,988	124,988
TOTAL GOVERNMENT BOND				174,488	174,488

COMMERCIAL PAPER
CIGNA GROUP	7/1/2026	—	30,000	30,000	30,000
ENTERPRISE PRODUCTS OPERATING	7/1/2026	—	50,000	50,000	50,000
EXELON CORPORATION	7/1/2026	—	19,700	19,700	19,700
PINNACLE WEST CAPITAL CORPORATION	7/1/2026	—	5,700	5,700	5,700
SEMPRA	7/1/2026	—	15,700	15,700	15,700
TOTAL COMMERCIAL PAPER				121,100	121,100
TOTAL CASH EQUIVALENTS				697,365	697,365

EQUITY SECURITIES
CONGLOMERATES/DIVERSIFIED MFG
FLINT GROUP PACKAGING INKS NORTH AMERICA HOLDINGS LLC			120	—	—
TOTAL CONGLOMERATES/DIVERSIFIED MFG				—	—
TOTAL EQUITY SECURITIES				—	—

FIXED MATURITIES
U.S. GOVERNMENT AND AGENCY OBLIGATIONS
UNITED STATES TREASURY BILL	7/9/2026	—	60,000	59,954	59,951
UNITED STATES TREASURY BILL	8/6/2026	—	60,000	59,790	59,782
UNITED STATES TREASURY BILL	9/3/2026	—	60,000	59,622	59,609
UNITED STATES TREASURY BILL	10/1/2026	—	55,000	54,494	54,475
UNITED STATES TREASURY BILL	10/29/2026	—	55,000	54,338	54,311
UNITED STATES TREASURY BILL	11/27/2026	—	60,000	59,089	59,064
UNITED STATES TREASURY BILL	12/24/2026	—	60,000	58,874	58,876
UNITED STATES TREASURY BILL	7/2/2026	—	60,000	59,994	59,994
UNITED STATES TREASURY BILL	7/16/2026	—	60,000	59,911	59,910
UNITED STATES TREASURY BILL	7/23/2026	—	60,000	59,868	59,869
UNITED STATES TREASURY BILL	7/30/2026	—	60,000	59,826	59,827
UNITED STATES TREASURY BILL	8/13/2026	—	60,000	59,750	59,739
UNITED STATES TREASURY BILL	8/20/2026	—	60,000	59,709	59,694
UNITED STATES TREASURY BILL	8/27/2026	—	60,000	59,665	59,652
UNITED STATES TREASURY BILL	9/10/2026	—	60,000	59,579	59,570
UNITED STATES TREASURY BILL	9/17/2026	—	55,000	54,574	54,566

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (Unaudited) (continued)
June 30, 2026

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

UNITED STATES TREASURY BILL	9/24/2026	—	55,000	54,525	54,526
UNITED STATES TREASURY BILL	10/8/2026	—	55,000	54,451	54,438
UNITED STATES TREASURY BILL	10/15/2026	—	55,000	54,412	54,402
UNITED STATES TREASURY BILL	10/22/2026	—	55,000	54,378	54,354
UNITED STATES TREASURY BILL	11/5/2026	—	55,000	54,297	54,271
UNITED STATES TREASURY BILL	11/12/2026	—	60,000	59,190	59,161
UNITED STATES TREASURY BILL	11/19/2026	—	60,000	59,146	59,116
UNITED STATES TREASURY BILL	12/3/2026	—	60,000	59,053	59,023
UNITED STATES TREASURY BILL	12/10/2026	—	60,000	59,004	58,974
UNITED STATES TREASURY BILL	12/17/2026	—	60,000	58,963	58,931
UNITED STATES TREASURY BILL	12/31/2026	—	60,000	58,835	58,835
UNITED STATES TREASURY BOND	11/15/2028	5.250	200	203	205
UNITED STATES TREASURY BOND	8/15/2026	4.375	57	56	57
UNITED STATES TREASURY BOND	8/15/2035	4.250	100	101	99
TOTAL U. S. GOVERNMENT AND AGENCY OBLIGATIONS				1,565,651	1,565,281

RESIDENTIAL MORTGAGE BACKED SECURITIES
AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES
FANNIE MAE AF-204620	11/15/2042	4.204	1,810	1,805	1,793
FANNIE MAE FA-204624	12/15/2038	4.214	5,716	5,700	5,671
FANNIE MAE 06-36 GF	5/25/2036	4.042	1,487	1,492	1,475
FANNIE MAE 07-46 FB	5/25/2037	4.112	226	227	225
FANNIE MAE 07-6	2/25/2037	4.192	2,803	2,807	2,786
FANNIE MAE 09-107 FL	2/25/2038	4.377	817	821	813
FANNIE MAE FK-2010-123	11/25/2040	4.192	3,026	3,050	3,000
FANNIE MAE 12-133	4/25/2042	3.992	2,156	2,150	2,112
FANNIE MAE FA-2013-1	2/25/2043	4.092	2,948	2,957	2,900
FANNIE MAE 13-2 KF	1/25/2037	3.922	1,924	1,921	1,897
FANNIE MAE AF-2015-22C	4/25/2045	4.057	3,546	3,534	3,477
FANNIE MAE KF-2015-27	5/25/2045	4.042	2,190	2,185	2,173
FANNIE MAE DF-2015-38	6/25/2055	4.017	4,340	4,312	4,301
FANNIE MAE FA-2015-4	2/25/2045	4.057	1,101	1,102	1,079
FANNIE MAE AF-2015-42	6/25/2055	4.037	2,487	2,474	2,475
FANNIE MAE_15-50	7/25/2045	4.057	4,809	4,802	4,771
FANNIE MAE FA-2015-55	8/25/2055	4.057	1,812	1,805	1,811
FANNIE MAE FW-2015-84	11/25/2045	4.057	3,351	3,346	3,285
FANNIE MAE AF-2015-91	12/25/2045	4.077	3,103	3,090	3,071
FANNIE MAE_15-93	8/25/2045	4.092	1,251	1,248	1,242
FANNIE MAE_16-11	3/25/2046	4.257	2,146	2,147	2,141
FANNIE MAE AF-2016-11	3/25/2046	4.207	1,518	1,515	1,516
FANNIE MAE 16-2	2/25/2056	4.187	1,076	1,074	1,071
FANNIE MAE WF-2016-68	10/25/2046	4.157	1,066	1,067	1,059
FANNIE MAE FT-2016-84	11/25/2046	4.242	4,469	4,509	4,417
FANNIE MAE AF-2016-87	11/25/2046	4.107	1,935	1,934	1,926
FANNIE MAE AF-2016-88	12/25/2046	4.147	1,532	1,532	1,521
FANNIE MAE DF-2017-16	3/25/2047	4.127	1,098	1,102	1,089
FANNIE MAE FL-2017-4	2/25/2047	4.157	2,329	2,329	2,324
FANNIE MAE FC-2017-51	7/25/2047	4.092	10,760	10,790	10,558
FANNIE MAE_17-8	2/25/2047	4.142	18,338	18,338	18,202
FANNIE MAE FC-2018-73	10/25/2048	4.042	13,822	13,785	13,545

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (Unaudited) (continued)
June 30, 2026

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE AF-2018-87	12/25/2048	4.007	5,903	5,876	5,868
FANNIE MAE_CF-2019-33	7/25/2049	4.212	8,482	8,498	8,352
FANNIE MAE FC-2019-76	12/25/2049	4.242	6,440	6,438	6,347
FANNIE MAE_FA-2020-47	7/25/2050	4.142	20,650	20,650	20,396
FREDDIE MAC FR SB8216	7/25/2052	4.028	11,580	11,562	11,393
FANNIE MAE 23-36	8/25/2053	4.478	18,608	18,608	18,638
FANNIE MAE_YF-204979	6/25/2050	4.192	13,584	13,596	13,436
FANNIE MAE 09-101	12/25/2039	4.582	3,012	3,051	3,038
FREDDIE MAC 1Q1572	5/1/2038	5.967	1,835	1,920	1,898
FREDDIE MAC 848416	2/1/2041	6.125	1,462	1,520	1,522
FREDDIE MAC 848530	9/1/2039	6.185	603	633	624
FREDDIE MAC 849281	8/1/2037	6.088	886	932	918
FREDDIE MAC SB0752	10/1/2037	4.500	7,110	6,978	7,095
FREDDIE MAC SB8155	5/1/2037	3.000	19,175	18,708	18,126
FREDDIE MAC SB8191	10/1/2037	4.500	20,094	19,706	19,915
FREDDIE MAC SB8197	12/1/2037	4.000	19,145	18,814	18,602
FREDDIE MAC FR SB8216	3/1/2038	4.500	5,315	5,255	5,268
FREDDIE MAC FR Q00885	9/1/2037	4.000	10,641	10,481	10,353
FREDDIE MAC 781884	8/1/2034	6.334	110	110	113
FREDDIE MAC 4248	5/15/2041	4.157	2,873	2,877	2,859
FREDDIE MAC LF-204475	4/15/2040	4.074	639	638	628
FREDDIE MAC FB-204495	11/15/2038	4.114	2,801	2,787	2,778
FREDDIE MAC 5258	8/25/2052	4.128	30,970	30,970	30,766
FREDDIE MAC FD-5359	11/25/2053	5.128	19,026	19,026	19,434
FREDDIE MAC FE-5351	10/25/2053	4.828	27,982	27,982	28,352
FREDDIE MAC FA-5362	12/25/2053	4.848	29,426	29,426	29,853
FREDDIE MAC NF-5478	12/25/2054	4.928	30,460	30,526	30,694
FREDDIE MAC FM-5508	2/25/2055	4.778	35,909	35,909	36,261
FREDDIE MAC AF-20-313	3/25/2055	4.778	46,617	46,618	46,840
FREDDIE MAC CF-205511	3/25/2055	4.978	71,471	71,471	72,018
FREDDIE MAC EF-205511	3/25/2055	4.778	48,690	48,692	48,978
FREDDIE MAC F-20-313	3/25/2055	4.978	71,471	71,471	72,018
FREDDIE MAC GF-205511	3/25/2055	4.778	53,734	53,736	53,968
FREDDIE MAC 1H2520	6/1/2035	6.002	577	603	598
FREDDIE MAC 1N1474	5/1/2037	6.010	25	26	25
FREDDIE MAC 1Q1515	11/1/2038	6.126	2,618	2,741	2,691
FREDDIE MAC 1Q1540	6/1/2040	6.077	1,084	1,149	1,116
FREDDIE MAC 1Q1548	8/1/2038	5.983	1,006	1,051	1,042
FREDDIE MAC 848922	4/1/2037	6.211	880	925	909
FREDDIE MAC ARM 780514	5/1/2033	5.780	38	39	39
FREDDIE MAC ARM 780845	9/1/2033	6.375	21	20	21
FREDDIE MAC ARM 780903	9/1/2033	6.375	28	28	29
FANNIE MAE 22-33	9/25/2038	4.028	11,481	11,481	11,382
FREDDIE MAC FR Q00885	7/25/2052	4.028	24,526	24,508	24,292
FANNIE MAE 22-43 FB	7/25/2052	4.228	24,672	24,705	24,502
FANNIE MAE_23-19	5/25/2053	4.278	32,755	32,755	32,668
FANNIE MAE 22-66	10/25/2052	4.178	15,510	15,527	15,339
FANNIE MAE FB-2024-87B	12/25/2054	4.728	58,538	58,487	59,110
FANNIE MAE FA-2025-12C	3/25/2055	5.028	47,353	47,390	47,794
FANNIE MAE AL4110	3/1/2037	6.083	799	832	826

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (Unaudited) (continued)
June 30, 2026

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE AL4100	9/1/2036	6.051	979	1,021	1,009
FANNIE MAE AL4114	2/1/2039	6.303	553	583	574
FANNIE MAE AS4507	2/1/2030	3.000	1,472	1,491	1,439
FANNIE MAE AS4878	4/1/2030	3.000	2,178	2,206	2,131
FANNIE MAE 725719	7/1/2033	5.545	56	56	57
FANNIE MAE 725694	7/1/2034	5.417	46	46	47
FANNIE MAE 834552	8/1/2035	6.705	36	36	37
FANNIE MAE BE5622	1/1/2032	2.500	5,495	5,516	5,261
FANNIE MAE BK0933	7/1/2033	3.500	1,994	2,010	1,943
FANNIE MAE BT1939	2/1/2037	2.000	6,327	6,285	5,767
FANNIE MAE CA1265	2/1/2033	3.000	4,548	4,529	4,383
FANNIE MAE CA2283	8/1/2033	3.500	2,111	2,108	2,057
FANNIE MAE FM9247	11/1/2036	2.000	4,937	5,034	4,498
FANNIE MAE FS2940	9/1/2037	4.500	7,914	7,749	7,839
FANNIE MAE MA3391	6/1/2033	3.000	2,818	2,798	2,713
FANNIE MAE MA4697	8/1/2042	4.000	12,826	12,848	12,400
FANNIE MAE 4915	2/1/2038	5.000	4,971	4,971	4,999
FANNIE MAE 725558	6/1/2034	5.959	21	21	22
FANNIE MAE 735034	10/1/2034	6.258	674	700	691
FANNIE MAE 735702	7/1/2035	6.088	441	450	451
FANNIE MAE 794787	10/1/2034	6.295	21	21	21
FANNIE MAE 799733	11/1/2034	5.950	66	66	67
FANNIE MAE 801337	9/1/2034	5.590	491	510	501
FANNIE MAE 801917	10/1/2034	6.384	117	117	120
FANNIE MAE 804561	9/1/2034	6.215	61	61	62
FANNIE MAE 807219	1/1/2035	6.099	197	198	202
FANNIE MAE 809532	2/1/2035	5.893	108	108	111
FANNIE MAE 889485	6/1/2036	6.204	562	569	577
FANNIE MAE 922674	4/1/2036	6.175	203	207	209
FANNIE MAE 968438	1/1/2038	5.905	126	131	129
FANNIE MAE 995548	9/1/2035	5.936	323	328	331
FANNIE MAE 995604	11/1/2035	6.341	607	632	628
FANNIE MAE 995614	8/1/2037	4.972	87	91	87
FANNIE MAE AB5230	5/1/2027	2.500	219	219	217
FANNIE MAE AD0901	4/1/2040	5.989	381	403	397
FANNIE MAE AE0559	12/1/2034	6.068	717	742	738
FANNIE MAE AE0566	8/1/2035	6.236	576	597	595
FANNIE MAE AL1037	1/1/2037	5.993	694	728	715
FANNIE MAE AL2269	10/1/2040	6.284	685	723	712
FANNIE MAE AL3935	9/1/2037	6.185	1,264	1,321	1,303
FANNIE MAE AL3961	2/1/2039	5.791	510	535	520
FANNIE MAE AO8746	8/1/2027	2.500	495	497	490
FANNIE MAE ARM 190726	3/1/2033	5.700	12	12	12
FANNIE MAE ARM 545786	6/1/2032	5.790	99	99	101
FANNIE MAE ARM 620293	1/1/2032	5.900	16	16	16
FANNIE MAE ARM 651629	8/1/2032	6.310	1	1	1
FANNIE MAE ARM 655646	8/1/2032	6.465	42	42	43
FANNIE MAE ARM 655798	8/1/2032	6.240	92	91	93
FANNIE MAE ARM 661349	9/1/2032	6.270	48	48	49
FANNIE MAE ARM 664750	10/1/2032	6.113	40	40	40

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (Unaudited) (continued)
June 30, 2026

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE ARM 670779	11/1/2032	5.472	80	81	81
FANNIE MAE ARM 670890	12/1/2032	5.540	46	46	47
FANNIE MAE ARM 670912	12/1/2032	5.540	19	19	19
FANNIE MAE ARM 722779	9/1/2033	5.413	25	25	26
FANNIE MAE ARM 733525	8/1/2033	6.146	150	146	153
FANNIE MAE ARM 739194	9/1/2033	6.256	100	100	103
FANNIE MAE ARM 743256	10/1/2033	6.359	40	39	41
FANNIE MAE ARM 743856	11/1/2033	5.935	15	15	16
FANNIE MAE ARM 758873	12/1/2033	5.982	6	6	6
FANNIE MAE HYBRID ARM 566074	5/1/2031	5.834	96	96	97
FANNIE MAE 4915	6/1/2031	5.846	57	56	58
FANNIE MAE MA1144	8/1/2027	2.500	227	228	225
FREDDIE MAC 2A-AOT-76	10/25/2037	2.112	2,808	2,846	2,568
FREDDIE MAC 4363 2014 FA	9/15/2041	4.138	796	797	786
FREDDIE MAC GF-204367	3/15/2037	4.118	3,314	3,307	3,279
FANNIE MAE F-2019-31	7/25/2049	4.192	13,350	13,343	13,123
FREDDIE MAC AF-204774	7/15/2042	4.064	1,877	1,874	1,852
FREDDIE MAC_22-5278	11/25/2052	4.428	56,937	56,937	56,664
FREDDIE MAC F2-20350	9/15/2040	4.118	6,145	6,136	6,075
FREDDIE MAC FD-203928	9/15/2041	4.127	7,705	7,754	7,646
FREDDIE MAC 4159 FD	1/15/2043	4.057	1,574	1,579	1,565
FREDDIE MAC FD-204301	7/15/2037	4.107	2,421	2,434	2,407
FREDDIE MAC 4448	5/15/2040	4.084	1,659	1,650	1,641
FREDDIE MAC WF-204491	8/15/2039	4.084	1,177	1,175	1,162
FREDDIE MAC FL-204523	8/15/2038	4.114	1,784	1,773	1,743
FREDDIE MAC FA-204547	9/15/2040	4.218	1,557	1,554	1,545
FREDDIE MAC AF-204559	3/15/2042	4.264	2,025	2,017	2,010
FREDDIE MAC KF-204560	7/15/2040	4.314	2,760	2,754	2,799
FREDDIE MAC_4595	10/15/2037	4.318	1,682	1,682	1,672
FREDDIE MAC AF-204615	10/15/2038	4.118	1,039	1,035	1,026
FANNIE MAE GF-204639	3/15/2036	4.218	4,577	4,563	4,542
FREDDIE MAC WF-204681	8/15/2033	4.114	5,893	5,884	5,826
FREDDIE MAC WF-204697	6/15/2038	4.118	4,207	4,203	4,157
FREDDIE MAC WF-204730	8/15/2038	4.114	8,951	8,907	8,842
FREDDIE MAC FA-204822	5/15/2035	3.957	14,717	14,715	14,609
FREDDIE MAC_JF-204981	6/25/2050	4.142	10,723	10,723	10,549
FREDDIE MAC 4981	6/25/2050	4.142	25,175	25,327	24,703
FREDDIE MAC_5080	3/25/2051	3.848	10,674	10,674	9,954
FREDDIE MAC FB-5368	12/25/2053	5.078	14,389	14,386	14,623
FREDDIE MAC FB-5369	1/25/2054	4.828	42,885	42,904	43,257
FREDDIE MAC FD-5369	1/25/2054	4.528	20,351	20,351	20,424
FREDDIE MAC G16485	5/1/2033	3.000	3,133	3,117	3,022
FREDDIE MAC J32518	8/1/2030	3.000	1,743	1,770	1,704
FREDDIE MAC FC-5430A	7/25/2054	4.828	38,966	39,052	39,411
FREDDIE MAC STRIP FHS_402	9/25/2053	4.728	18,001	17,998	18,148
FREDDIE MAC F4-20328	2/15/2038	4.118	1,190	1,191	1,170
GINNIE MAE FB-2013-151	2/20/2040	4.108	5,208	5,228	5,155
GINNIE MAE LF-2015-82	4/20/2041	4.035	1,466	1,466	1,453
GINNIE MAE AF-2020-36	3/20/2050	4.208	19,193	19,219	18,882
GINNIE MAE_23-136	9/20/2053	4.612	17,628	17,628	17,731

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (Unaudited) (continued)
June 30, 2026

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

GINNIE MAE II 082573	7/20/2040	5.375	1,052	1,084	1,069
GINNIE MAE II 082431	12/20/2039	5.125	929	960	949
GINNIE MAE II 082710	1/20/2041	5.000	637	659	644
GINNIE MAE FC-2009-8	2/16/2039	4.648	3,709	3,792	3,741
GINNIE MAE FA-2014-43	3/20/2044	4.158	4,523	4,527	4,474
GINNIE MAE AF-2014-94	11/20/2041	4.185	1,013	1,015	993
GINNIE MAE AF-2015-18	2/20/2040	4.084	1,966	1,966	1,958
GINNIE MAE FA-2016-115	8/20/2046	4.158	10,311	10,366	10,157
GINNIE MAE MF-2016-108	8/20/2046	4.035	309	308	303
GINNIE MAE FC-2018-67	5/20/2048	4.058	3,215	3,217	3,147
GINNIE MAE 18-66	5/20/2048	4.008	2,326	2,326	2,295
GINNIE MAE 18-168	12/20/2048	4.158	9,096	9,097	8,949
GINNIE MAE 19-143	11/20/2049	4.208	8,831	8,860	8,720
GINNIE MAE 22-18	1/20/2052	3.812	17,490	17,461	16,826
GINNIE MAE 22-207	12/20/2052	4.132	27,334	27,334	27,210
GINNIE MAE 22-197	11/20/2052	4.312	22,774	22,774	22,721
GINNIE MAE_22-197	11/20/2052	4.312	35,595	35,537	35,568
GINNIE MAE 22-213	12/20/2052	4.132	21,527	21,527	21,436
GINNIE MAE 22-99	6/20/2052	4.162	30,532	30,566	30,154
GINNIE MAE 22-137	8/20/2052	4.062	17,529	17,520	17,217
GINNIE MAE_23-19	2/20/2053	4.262	43,404	43,407	43,355
GINNIE MAE_23-7	1/20/2053	4.212	30,595	30,608	30,516
GINNIE MAE_23-7	1/20/2053	4.212	22,396	22,411	22,389
GINNIE MAE_23-21	2/20/2053	4.262	6,067	6,067	6,060
GINNIE MAE_23-20	2/20/2053	4.112	18,716	18,690	18,674
GINNIE MAE_23-20	2/20/2053	4.112	40,702	40,695	40,517
GINNIE MAE_23-54	4/20/2053	4.212	24,457	24,457	24,398
GINNIE MAE_23-56	4/20/2053	4.212	11,118	11,118	11,092
GINNIE MAE 22-168	9/20/2052	4.112	52,343	52,343	51,613
GINNIE MAE_23-68	5/20/2053	4.162	46,810	46,820	46,554
GINNIE MAE_23-82	6/20/2053	4.362	10,778	10,778	10,811
GINNIE MAE_23-83	6/20/2053	4.512	68,864	67,809	69,125
GINNIE MAE_23-115	8/20/2053	4.512	18,651	18,651	18,726
GINNIE MAE_23-111	8/20/2053	4.412	14,444	14,450	14,466
GINNIE MAE_23-115	6/20/2053	4.612	29,844	29,844	30,017
GINNIE MAE_23-149	9/20/2063	4.662	16,922	16,922	17,115
GINNIE MAE_23-151	10/20/2053	4.662	30,763	30,763	31,103
GINNIE MAE_23-152	10/20/2053	4.862	8,838	8,838	8,957
GINNIE MAE_23-184	12/20/2053	4.112	33,753	33,285	33,612
GINNIE MAE II 082464	1/20/2040	5.000	323	343	328
GINNIE MAE II 082497	3/20/2040	5.000	699	735	707
GINNIE MAE II 082581	7/20/2040	5.375	1,287	1,366	1,307
GINNIE MAE II 082602	8/20/2040	5.375	2,190	2,329	2,225
GINNIE MAE II 082794	4/20/2041	5.625	1,175	1,245	1,195
TOTAL AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				2,183,973	2,178,853

NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES
A&D MORTGAGE TRUST 2025-NQM1 A	6/25/2070	5.790	38,344	38,312	38,521
A&D MTG TR ADMT_23-NQM3	7/25/2068	6.733	7,111	7,101	7,099

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (Unaudited) (continued)
June 30, 2026

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

A&D MTG TR ADMT_23-NQM4	9/25/2068	7.472	29,343	29,309	29,418
A&D MTG TR ADMT_23-NQM5	11/25/2068	7.049	23,671	23,647	23,739
A&D MTG TR ADMT_24-NQM3	7/25/2069	6.451	33,195	33,154	33,422
A&D MTG TR ADMT_24-NQM4	8/25/2069	5.464	18,234	18,215	18,243
A&D MTG TR ADMT_24-NQM5	11/25/2069	5.699	14,972	14,960	15,016
ACRA TRUST ACRA_24-NQM1	10/25/2064	5.608	30,704	30,671	30,780
ACRA TRUST ACRA_26-NQM1	6/25/2066	5.573	25,000	25,000	24,990
ADJUSTABLE RATE MORTGAGE TRUST ARMT_04-2	2/25/2035	5.176	—	—	—
ANGEL OAK MORTGAGE TRUST AOMT_20-2	1/26/2065	2.531	954	961	907
ANGEL OAK MORTGAGE TRUST AOMT_20-3	4/25/2065	1.691	1,978	1,976	1,893
ANGEL OAK MORTGAGE TRUST AOMT_20-5	5/25/2065	1.373	1,527	1,526	1,470
ANGEL OAK MORTGAGE TRUST AOMT_21-8	11/25/2066	1.820	7,334	7,331	6,508
ANGEL OAK MORTGAGE TRUST AOMT_22-1	12/25/2066	3.881	19,544	19,534	18,301
ANGEL OAK MORTGAGE TRUST AOMT_24-11	8/25/2069	5.700	13,880	13,869	13,931
ANGEL OAK MORTGAGE TRUST AOMT_24-12	10/25/2069	5.653	25,785	25,755	25,866
ANGEL OAK MORTGAGE TRUST AOMT_24-7	5/25/2069	5.621	23,340	23,351	23,406
ANGEL OAK MORTGAGE TRUST AOMT_24-8	5/27/2069	5.338	22,514	22,498	22,510
ANGEL OAK MORTGAGE TRUST AOMT_25-1	1/25/2070	5.691	29,990	29,953	30,133
ANGEL OAK MORTGAGE TRUST AOMT_25-2	2/25/2070	5.637	20,096	20,081	20,180
ANGEL OAK MORTGAGE TRUST AOMT_25-HB1	2/25/2055	5.428	8,641	8,641	8,694
APS RESECURITIZATION TRUST APS_16-3	11/27/2066	6.013	—	—	—
APS RESECURITIZATION TRUST APS_16-3	11/27/2046	6.013	77	77	277
ARROYO MORTGAGE TRUST ARRW_19-1	1/25/2049	3.805	2,000	1,997	1,982
ARROYO MORTGAGE TRUST ARRW_19-3	10/25/2048	2.962	1,654	1,652	1,584
BANK OF AMERICA MORTGAGE SECURITIES BOAMS_04-E	6/25/2034	5.304	322	320	311
BRAVO RESIDENTIAL FUNDING TRUST BRAVO_20-RPL1	5/26/2059	2.500	1,844	1,845	1,825
BRAVO RESIDENTIAL FUNDING TRUST BRAVO_22-NQM1	9/25/2061	4.626	12,095	12,077	11,887
BRAVO RESIDENTIAL FUNDING TRUST BRAVO_24-NQM1	12/1/2063	5.943	15,423	15,398	15,444
BRAVO RESIDENTIAL FUNDING TRUST BRAVO_24-NQM2	2/25/2064	6.285	12,929	12,905	12,978
BRAVO RESIDENTIAL FUNDING TRUST BRAVO_24-NQM3	3/25/2064	6.191	25,401	25,360	25,507
BRAVO RESIDENTIAL FUNDING TRUST BRAVO_24-NQM6	8/1/2064	5.409	12,203	12,187	12,215
BRAVO RESIDENTIAL FUNDING TRUST BRAVO_25-NQM2	11/25/2064	5.678	25,480	25,456	25,587
BRAVO RESIDENTIAL FUNDING TRUST BRAVO_25-NQM3	3/25/2065	5.573	30,780	30,744	30,879
BUNKER HILL LOAN DEPOSITARY TRUST BHLD_19-2	7/25/2049	2.879	1,314	1,312	1,297
CHASE MORTGAGE FINANCE CORPORATION CHASE_07-A1	2/25/2037	6.310	230	228	230
CHNGE MORTGAGE TRUST CHNGE_23-1	3/25/2058	7.065	4,571	4,558	4,566
CHNGE MORTGAGE TRUST CHNGE_23-2	6/25/2058	6.525	11,370	11,344	11,351
CHNGE MORTGAGE TRUST CHNGE_23-3	7/25/2058	7.100	5,392	5,380	5,385
CIM TRUST CIM_25-I1	10/25/2069	5.655	25,042	25,020	25,167
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_15-RP2 CMLTI_15-PS1	9/25/2042	3.750	694	697	668
COLT FUNDING LLC COLT_20-2R	10/26/2065	1.325	2,106	2,105	2,006
COLT FUNDING LLC COLT_21-6	12/25/2066	1.907	11,956	11,951	10,923
COLT FUNDING LLC COLT_24-INV2	5/25/2069	6.421	9,643	9,633	9,708
COLT FUNDING LLC COLT_24-INV4	5/25/2069	5.607	16,415	16,400	16,476
COLT MORTGAGE LOAN TRUST COLT_22-1	12/27/2066	2.284	13,510	13,504	12,405
COLT MORTGAGE LOAN TRUST COLT_22-2	2/25/2067	3.994	9,421	9,416	8,991
COLT MORTGAGE LOAN TRUST COLT_23-2	7/25/2068	6.596	10,251	10,236	10,220
COLT MORTGAGE LOAN TRUST COLT_24-1	2/25/2069	5.835	6,010	6,000	6,016
COLT MORTGAGE LOAN TRUST COLT_24-2	4/25/2069	6.125	11,630	11,613	11,673
COLT MORTGAGE LOAN TRUST COLT_24-3	6/25/2069	6.393	20,410	20,385	20,555

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (Unaudited) (continued)
June 30, 2026

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

COLT MORTGAGE LOAN TRUST COLT_24-4	7/25/2069	5.949	16,539	16,518	16,625
COLT MORTGAGE LOAN TRUST COLT_24-5	8/25/2069	5.123	31,191	31,160	31,144
COLT MORTGAGE LOAN TRUST COLT_24-6	11/25/2069	5.390	22,471	22,446	22,496
COLT MORTGAGE LOAN TRUST COLT_24-7	12/26/2069	5.538	23,184	23,157	23,248
COLT MORTGAGE LOAN TRUST COLT_25-3	3/25/2070	5.352	16,341	16,315	16,313
COLT MORTGAGE LOAN TRUST COLT_25-4	4/25/2070	5.794	10,881	10,935	10,946
COLT MORTGAGE LOAN TRUST COLT_25-5	5/25/2070	5.536	26,023	25,986	26,099
COUNTRYWIDE HOME LOANS CWHL_03-46	1/19/2034	5.746	510	519	502
CREDIT SUISSE MORTGAGE TRUST CSMC_17-FHA1	4/25/2047	3.250	6,271	6,306	5,875
CREDIT SUISSE MORTGAGE TRUST CSMC_17-RPL1	7/25/2057	2.750	2,611	2,607	2,555
CREDIT SUISSE MORTGAGE TRUST CSMC_17-RPL3	8/1/2057	4.000	11,544	11,833	10,706
CREDIT SUISSE MORTGAGE TRUST CSMC_19-AFC1	7/25/2049	3.573	2,799	2,795	2,718
CREDIT SUISSE MORTGAGE TRUST CSMC_22-ATH1	1/25/2067	3.870	8,167	8,160	7,936
CREDIT SUISSE MORTGAGE TRUST CSMC_22-ATH2	5/25/2067	5.113	12,191	12,183	12,155
CROSS MORTGAGE TRUST CROSS_23-H2	11/25/2068	7.135	20,095	20,062	20,139
CROSS MORTGAGE TRUST CROSS_24-H2	4/25/2069	6.093	14,464	14,446	14,507
CROSS MORTGAGE TRUST CROSS_24-H3	6/25/2069	6.272	10,251	10,237	10,300
CROSS MORTGAGE TRUST CROSS_24-H4	7/25/2069	6.147	9,847	9,831	9,899
CROSS MORTGAGE TRUST CROSS_24-H5	8/26/2069	5.854	5,610	5,603	5,631
CROSS MORTGAGE TRUST CROSS_25-H1	2/25/2070	5.735	13,158	13,139	13,214
CROSS MORTGAGE TRUST CROSS_25-H3	4/25/2070	5.883	21,424	21,391	21,567
CSMC TRUST CSMC_21-NQM8	10/25/2066	2.841	17,383	17,377	15,868
DEEPHAVEN RESIDENTIAL MORTGAGE TRUST DRMT_22-1	1/25/2067	2.205	13,329	13,320	12,265
DEEPHAVEN RESIDENTIAL MORTGAGE TRUST DRMT_24-1	7/25/2069	5.735	29,083	29,062	29,217
ELLINGTON FINANCIAL MORTGAGE TRUST EFMT_19-2	11/25/2059	2.739	1,300	1,298	1,277
ELLINGTON FINANCIAL MORTGAGE TRUST EFMT_22-1	1/25/2067	2.206	15,523	15,518	13,734
ELLINGTON FINANCIAL MORTGAGE TRUST EFMT_24-INV2	10/25/2069	5.035	11,903	11,896	11,867
ELLINGTON FINANCIAL MORTGAGE TRUST EFMT_24-NQM1	11/25/2069	5.708	28,459	28,430	28,555
ELLINGTON FINANCIAL MORTGAGE TRUST EFMT_25-INV1	3/25/2070	5.626	12,600	12,592	12,636
ELLINGTON FINANCIAL MORTGAGE TRUST EFMT_25-NQM1	1/25/2070	5.668	18,654	18,633	18,709
ELLINGTON FINANCIAL MORTGAGE TRUST EFMT_26-NQM6	6/25/2071	5.511	20,000	20,000	19,999
FIRST HORIZON ALTERNATIVE MORTGAGE SECURITIES FHAMS_04-AA4	10/25/2034	4.698	72	73	71
GCAT GCAT_24-NQM2	6/25/2059	6.085	17,021	16,992	17,102
GCAT_19-NQM3	11/25/2059	3.686	1,131	1,130	1,116
GCAT_22-HX1	12/27/2066	2.885	10,974	10,968	10,215
GMAC MORTGAGE CORPORATION LOAN TRUST GMACM_04-AR2	8/19/2034	4.484	94	94	86
GMAC MORTGAGE CORPORATION LOAN TRUST GMACM_04-AR2	8/19/2034	4.155	84	84	78
GS MORTGAGE SECURITIES TRUST GSMBS_18-RPL1	10/25/2057	3.750	2,655	2,639	2,603
GSR MORTGAGE LOAN TRUST GSR_05-AR1	1/25/2035	6.315	297	298	291
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-1	4/19/2034	5.778	44	44	43
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-10	1/19/2035	4.765	58	59	54
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-4	6/19/2034	4.860	20	20	20
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-6	8/19/2034	6.508	22	22	22
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-7	11/19/2034	5.211	123	122	118
HOMES TRUST HOMES_24-AFC1	8/25/2059	5.224	14,938	14,920	14,919
HOMES TRUST HOMES_25-NQM1	1/25/2070	5.554	33,706	33,677	33,772
HOMES TRUST HOMES_25-NQM2	2/25/2070	5.425	16,426	16,412	16,438
HOMES_24-NQM2	10/25/2069	5.717	11,372	11,350	11,416
IMPERIAL FUND MORTGAGE TRUST IMPRL_21-NQM4	1/25/2057	2.091	18,864	18,859	16,827
IMPERIAL FUND MORTGAGE TRUST IMPRL_23-NQM1	2/25/2068	5.941	12,270	12,254	12,262

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (Unaudited) (continued)
June 30, 2026

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

JP MORGAN MORTGAGE TRUST JPMMT_24-HE3	2/25/2055	4.812	10,534	10,534	10,556
JP MORGAN MORTGAGE TRUST JPMMT_25-VIS1	8/25/2055	5.493	42,681	42,644	42,728
JP MORGAN MORTGAGE TRUST JPMMT_26-NQX2	10/25/2066	5.628	25,000	25,000	25,028
JPMMT_25-NQM2	9/25/2065	5.567	11,334	11,322	11,354
MELLO MORTGAGE CAPITAL ACCEPTANCE MELLO_21-INV3	10/25/2051	2.500	18,263	18,493	15,034
MERRILL LYNCH MORTGAGE INVESTORS INC MLMI_05-A1	12/25/2034	6.154	43	43	44
MERRILL LYNCH MORTGAGE INVESTORS INC MLMI_05-A2	2/25/2035	5.106	247	247	237
MERRILL LYNCH MORTGAGE INVESTORS TRUST MLCC_04-1	12/25/2034	4.837	47	47	45
MERRILL LYNCH MORTGAGE INVESTORS TRUST MLMI_03-A5	8/25/2033	5.903	105	105	102
METLIFE SECURITIZATION TRUST MST_17-1A	4/25/2055	3.000	2,746	2,752	2,618
METLIFE SECURITIZATION TRUST MST_18-1A	3/25/2057	3.750	3,748	3,747	3,615
MFA TRUST MFRA_20-NQM3	1/26/2065	1.014	804	804	773
MFA TRUST MFRA_23-NQM4	12/25/2068	6.105	12,599	12,585	12,608
MFA TRUST MFRA_24-NQM1	3/25/2069	6.579	4,522	4,514	4,549
MFA TRUST MFRA_24-NQM2	8/25/2069	5.272	9,444	9,429	9,444
MFA TRUST MFRA_24-NQM3	12/25/2069	5.722	17,060	17,042	17,106
MFA TRUST MFRA_25-NQM2	5/27/2070	5.675	9,492	9,481	9,512
MFRA TRUST MFRA_26-NQM2	5/25/2071	5.535	9,916	9,916	9,906
MILL CITY MORTGAGE TRUST MCMLT_18-3	8/25/2058	3.482	652	654	646
MILL CITY MORTGAGE TRUST MCMLT_19-1	10/25/2069	3.250	1,921	1,925	1,883
MILL CITY MORTGAGE TRUST MCMLT_19-GS1	7/25/2059	2.750	1,578	1,577	1,555
MORGAN STANLEY MORTGAGE LOAN TRUST MSM_04-10AR	11/25/2034	5.070	125	126	121
MORGAN STANLEY MORTGAGE LOAN TRUST MSM_04-10AR	11/25/2034	5.049	28	28	27
MORGAN STANLEY RESIDENTIAL MORTGAGE LOAN TRUST MSRM_24-NQM3	7/25/2069	5.044	13,992	13,976	13,947
MORGAN STANLEY RESIDENTIAL MORTGAGE LOAN TRUST MSRM_24-NQM5	10/25/2069	5.649	9,726	9,715	9,745
MORGAN STANLEY RESIDENTIAL MORTGAGE LOAN TRUST MSRM_25-NQM1	11/25/2069	5.738	12,893	12,884	12,948
MORGAN STANLEY RESIDENTIAL MORTGAGE LOAN TRUST MSRM_25-NQM2	1/25/2070	5.627	33,419	33,392	33,508
NATIONSTAR MORTGAGE LOAN TRUST NSMLT_13-A	12/25/2052	3.750	362	367	346
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_14-3A	11/25/2054	3.750	848	859	801
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_16-1A	3/25/2056	3.750	2,308	2,368	2,196
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_16-2A	11/26/2035	3.750	1,564	1,586	1,506
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_16-3A	9/25/2056	3.750	4,526	4,620	4,312
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_16-4A	11/25/2056	3.750	4,857	4,934	4,577
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_17-1A	2/25/2057	4.000	3,649	3,704	3,524
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_17-2A	3/25/2057	4.000	4,635	4,733	4,462
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_17-3A	4/25/2057	4.000	4,888	4,988	4,690
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_17-6A	8/27/2057	4.000	3,670	3,729	3,519
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_19-NQM4	9/25/2059	2.492	661	660	639
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_19-RPL3	7/25/2059	2.750	4,232	4,278	4,086
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_24-NQM1	3/25/2064	6.129	9,890	9,874	9,915
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_25-NQM1	1/25/2065	5.643	18,648	18,628	18,732
NEW YORK MORTGAGE TRUST NYMT_24-BPL3	9/25/2039	5.268	11,220	11,220	11,220
OBX TRUST OBX_21-INV1	9/25/2051	2.500	16,759	16,948	13,779
OBX TRUST OBX_23-NQM10	10/25/2063	6.465	9,912	9,899	9,930
OBX TRUST OBX_23-NQM8	9/25/2063	7.045	15,544	15,524	15,553
OBX TRUST OBX_24-NQM17	11/25/2064	5.610	17,815	17,791	17,874
OCEANVIEW MORTGAGE LOAN TRUST OVMLT_20-1	5/28/2050	1.733	994	993	944
ONSLOW BAY FINANCIAL LLC OBX_23-NQM7	4/25/2063	6.844	8,912	9,031	8,937

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (Unaudited) (continued)
June 30, 2026

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

ONSLOW BAY FINANCIAL LLC OBX_24-NM10	5/25/2064	6.180	16,853	16,823	16,958
ONSLOW BAY FINANCIAL LLC OBX_24-NQM18	10/25/2064	5.408	23,176	23,145	23,204
ONSLOW BAY FINANCIAL LLC OBX_24-NQM2	12/25/2063	5.878	15,835	15,813	15,852
ONSLOW BAY FINANCIAL LLC OBX_24-NQM3	12/25/2063	6.129	8,414	8,401	8,439
ONSLOW BAY FINANCIAL LLC OBX_24-NQM4	1/25/2064	6.067	17,132	17,105	17,177
ONSLOW BAY FINANCIAL LLC OBX_24-NQM5	1/25/2064	5.988	10,449	10,431	10,479
ONSLOW BAY FINANCIAL LLC OBX_25-NQM2	11/25/2064	5.597	32,305	32,258	32,401
ONSLOW BAY FINANCIAL LLC OBX_25-NQM4	2/25/2055	5.400	22,095	22,062	22,114
PRKCM TRUST PRKCM_23-AFC2	6/25/2058	6.482	18,192	18,162	18,157
PRKCM TRUST PRKCM_23-AFC4	11/25/2058	7.225	11,112	11,094	11,142
PRKCM TRUST PRKCM_24-AFC1	3/25/2059	6.333	18,380	18,341	18,431
PRKCM TRUST PRKCM_24-HOME1	5/25/2059	6.431	27,436	27,398	27,645
PRKCM TRUST PRKCM_25-HOME1	2/25/2060	5.546	15,162	15,147	15,170
PRKCM TRUST PRKCM_26-AFC4	7/25/2061	5.540	25,000	25,000	25,013
PRPM ADVISORS LLC PRPM_24-NQM4	12/26/2069	5.674	10,745	10,736	10,794
PRPM ADVISORS LLC PRPM_25-NQM1	11/25/2069	5.802	13,075	13,062	13,130
PRPM LLC PRPM_23-NQM3	11/25/2068	6.221	12,015	12,002	12,042
PRPM LLC PRPM_24-NQM1	12/25/2068	6.265	17,515	17,490	17,597
PRPM LLC PRPM_24-NQM2	6/25/2069	6.327	30,591	30,554	30,846
RUN_22-NQM1	3/25/2067	4.000	6,941	6,894	6,904
SASC_03-24A	7/25/2033	5.993	131	132	129
STAR_20-3	4/25/2065	1.486	415	415	409
STARWOOD MORTGAGE RESIDENTIAL TRUST STAR_22-1	12/25/2066	2.447	17,416	17,409	15,648
TOWD POINT MORTGAGE TRUST TPMT_17-4	6/25/2057	2.750	1,488	1,487	1,463
TOWD POINT MORTGAGE TRUST TPMT_19-HY1	10/25/2048	4.763	730	730	730
UNITED WHOLESALE MORTGAGE LLC UWM _21-INV2	9/25/2051	2.500	18,012	18,283	14,827
VERUS SECURITIZATION TRUST VERUS_21-7	10/25/2066	1.829	11,117	11,114	10,100
VERUS SECURITIZATION TRUST VERUS_21-R1	10/25/2063	0.820	1,117	1,116	1,092
VERUS SECURITIZATION TRUST VERUS_22-1	1/25/2067	3.724	12,366	12,359	11,710
VERUS SECURITIZATION TRUST VERUS_23-8	12/25/2068	6.259	10,070	10,054	10,090
VERUS SECURITIZATION TRUST VERUS_24-2	2/25/2069	6.095	15,989	15,961	16,033
VERUS SECURITIZATION TRUST VERUS_24-INV1	3/25/2069	6.116	9,284	9,272	9,320
VERUS SECURITIZATION TRUST VERUS_25-2	3/25/2070	5.307	29,311	29,276	29,311
VERUS SECURITIZATION TRUST VERUS_25-INV1	2/25/2070	5.548	37,848	37,821	37,958
WAMU MORTGAGE PASS-THROUGH CERTIFICATES WAMU_03-AR6	6/25/2033	5.699	117	117	115
WAMU MORTGAGE PASS-THROUGH CERTIFICATES WAMU_04-AR10	7/25/2044	4.203	121	121	118
WAMU MORTGAGE PASS-THROUGH CERTIFICATES WAMU_05-AR3	3/25/2035	4.611	258	259	243
WAMU MORTGAGE PASS-THROUGH CERTIFICATES WAMU_05-AR4	4/25/2035	4.093	566	564	534
WELLS FARGO MORTGAGE BACKED SECURITIES TRUST WFMBS_04-K	7/25/2034	6.104	187	192	192
TOTAL NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				2,207,733	2,183,993
TOTAL RESIDENTIAL MORTGAGE BACKED SECURITIES				4,391,706	4,362,846

ASSET BACKED SECURITIES
321 HENDERSON RECEIVABLES LLC HENDR_10-3A	12/15/2048	3.820	68	68	68
APIDOS CLO APID_20-33A	4/24/2038	4.967	22,000	22,000	22,055
BABSON CLO LTD BABSN_23-1A	4/20/2038	5.072	40,000	40,000	40,094
BAIN CAPITAL CREDIT CLO BCC_23	7/16/2038	5.430	12,570	12,570	12,597
BROAD RIVER BSL FUNDING CLO BDRVR_20-1	7/20/2034	5.107	16,000	16,000	16,000
BROAD RIVER BSL FUNDING CLO BDRVR_20-1	7/20/2039	5.034	16,800	16,800	16,800
CERBERUS ONSHORE CLO LLC CERB_24-3	7/15/2036	5.423	25,000	25,000	25,010

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (Unaudited) (continued)
June 30, 2026

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

DRYDEN SENIOR LOAN FUND DRSLF_18-55A	4/15/2031	4.955	1,274	1,274	1,275
GLS AUTO SELECT RECEIVABLES TRUST GSAR_24-3	10/15/2029	5.590	5,600	5,599	5,636
GOLDENTREE LOAN MANAGEMENT US	1/20/2039	4.955	50,000	50,000	50,107
GOLDENTREE LOAN MANAGEMENT US CLO 1 LTD GLM_21-9A	4/20/2037	4.905	20,000	20,000	20,103
GOLUB CAPITAL PARTNERS CLO LTD GOCAP_19-46A	4/20/2037	5.485	20,000	20,000	20,016
MADISON PARK FUNDING LTD MDPK_	1/19/2039	4.895	40,000	40,000	39,999
MAGNETITE CLO LIMITED MAGNE_20-26	1/25/2038	4.817	25,000	25,000	24,977
MARLETTE FUNDING TRUST MFT_23-4	12/15/2033	7.130	648	648	649
NAVIENT STUDENT LOAN TRUST NAVSL_18-DA	12/15/2059	4.540	1,635	1,633	1,634
OAK HILL CREDIT PARTNERS OAKC_23-14	4/20/2038	5.372	5,000	5,000	5,019
OAKC_21-8A	1/20/2038	4.952	30,000	30,000	30,025
OCCU AUTO RECEIVABLES TRUST OC	4/17/2028	4.820	5,763	5,763	5,768
OCTAGON INVESTMENT PARTNERS OCT48_20-3A	1/15/2038	5.033	25,000	25,000	25,054
ONEMAIN FINANCIAL ISSUANCE TRUST OMFIT_22-S1	5/14/2035	4.130	2,618	2,614	2,617
OPORTUN FUNDING LLC OPTN_25-B	5/9/2033	4.880	23,700	23,698	23,742
PAGAYA AI DEBT GRANTOR TRUST PAID_24-7	12/15/2031	6.117	5,227	5,227	5,230
PAGAYA AI DEBT GRANTOR TRUST PAID_24-8	1/15/2032	5.331	1,995	1,995	1,996
PAGAYA AI DEBT GRANTOR TRUST PAID_25-2	10/15/2032	4.961	20,290	20,290	20,275
PAGAYA AI DEBT GRANTOR TRUST PAID_25-R2	10/15/2032	4.865	14,056	14,056	14,051
PAGAYA AI DEBT GRANTOR TRUST PAID_26-1	9/15/2033	4.739	44,331	44,331	44,222
PAGAYA AI DEBT GRANTOR TRUST PAID_26-2	4/15/2027	4.522	9,500	9,501	9,500
PAGAYA AI DEBT GRANTOR TRUST PAID_26-2	11/15/2033	5.140	10,000	10,000	9,977
PAGAYA AI DEBT GRANTOR TRUST PAID_26-3	5/17/2027	4.636	57,170	57,172	57,170
PAGAYA AI DEBT SELECTION TRUST PAID_24-10	6/15/2032	5.539	15,521	15,521	15,553
PAGAYA AI DEBT SELECTION TRUST PAID_24-6	11/15/2031	6.093	1,860	1,860	1,861
PAGAYA AI DEBT SELECTION TRUST PAID_24-9	3/15/2032	5.065	7,378	7,378	7,375
PAGAYA AI DEBT SELECTION TRUST PAID_25-3	12/15/2032	5.365	7,328	7,352	7,344
PAGAYA AI DEBT SELECTION TRUST PAID_26-4	6/15/2027	4.616	50,000	50,000	49,983
PAGAYA AI DEBT TRUST PAID_25-4	1/17/2033	5.373	16,223	16,223	16,244
PAGAYA POINT OF SALE HOLDINGS	1/20/2034	5.715	40,000	40,000	40,005
PALMER SQUARE CLO LTD PLMRS_21-2A	2/15/2038	4.922	25,000	25,000	25,025
PRESTON RIDGE PARTNERS MORTGAGE	2/27/2034	5.149	50,000	50,000	50,019
SMB PRIVATE EDUCATION LOAN TRUST SMB_21-A	1/15/2053	4.470	7,824	7,695	7,748
UPGRADE MASTER PASS-THRU TRUST	9/15/2032	4.794	13,334	13,334	13,331
UPSTART SECURITIZATION TRUST UPST_26-1	3/20/2036	4.300	12,860	12,830	12,822
TOTAL ASSET BACKED SECURITIES				798,432	798,976

COMMERCIAL MORTGAGE BACKED SECURITIES
AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES
FREDDIE MAC KF67	8/25/2029	4.265	7,336	7,287	7,349
FREDDIE MAC KF76	1/25/2030	4.263	1,406	1,392	1,408
FREDDIE MAC K-F120	8/25/2031	3.828	24,546	23,883	24,254
GINNIE MAE AG-2017-171	10/16/2048	2.250	922	920	903
TOTAL AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES				33,482	33,914

NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES
280 PARK AVENUE MORTGAGE TRUST PRK_17-280P	9/15/2034	4.792	40,000	40,000	39,950
COLONY MORTGAGE CAPITAL LTD CLNY_19-IKPR	11/15/2038	5.107	7,211	7,207	7,138	c
COMM MORTGAGE TRUST COMM_19-521F	6/15/2034	4.672	16,510	16,510	16,183

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (Unaudited) (continued)
June 30, 2026

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

JP MORGAN CHASE COMMERCIAL MORTGAGE SECURITIES TRUST JPMCC_18-ASH8	2/15/2035	4.723	9,378	9,378	9,237
LIFE FINANCIAL SERVICES TRUST LIFE_22-BMR2	5/15/2039	4.921	49,000	48,965	46,748
MORGAN STANLEY CAPITAL I TRUST MSC_18-BOP	8/15/2033	4.522	12,624	12,624	10,372
ONE NEW YORK PLAZA TRUST ONYP_20-1NYP	1/15/2036	4.690	17,179	17,179	16,685
STARVEST EMERGING MARKETS CBO I STAR_26-SFR7	5/17/2043	5.028	38,215	38,215	38,226
TRICON RESIDENTIAL TRUST TCN_26-SFR2	6/17/2043	4.936	10,000	10,014	9,994
WELLS FARGO COMMERCIAL MORTGAGE TRUST WFCM_17-SMP	12/15/2034	4.548	18,500	18,498	17,268
TOTAL NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES				218,590	211,801
TOTAL COMMERCIAL MORTGAGE BACKED SECURITIES				252,072	245,715

CORPORATE DEBT SECURITIES
BANKING
WASHINGTON MUTUAL BANK/HENDERSON	6/15/2011	—	1,500	—	3	c,d
TOTAL BANKING				—	3

CAPITAL GOODS
L3HARRIS TECHNOLOGIES INC	12/15/2026	3.850	4,660	4,640	4,650
TOTAL CAPITAL GOODS				4,640	4,650

COMMUNICATIONS
AMERICAN TOWER CORPORATION	10/15/2026	3.375	3,749	3,735	3,738
FOOTBALL CLUB TERM NOTES	10/5/2027	2.970	3,000	2,936	2,928
TOTAL COMMUNICATIONS				6,671	6,666

CONSUMER NON CYCLICAL
CVS HEALTH CORPORATION	8/15/2026	3.000	5,227	5,216	5,216
TOTAL CONSUMER NON CYCLICAL				5,216	5,216

ENERGY
COLORADO INTERSTATE GAS COMPANY	8/15/2026	4.150	12,500	12,487	12,488
TOTAL ENERGY				12,487	12,488

NATURAL GAS
SEMPRA	8/1/2026	5.400	27,550	27,550	27,551
TOTAL NATURAL GAS				27,550	27,551

TOTAL CORPORATE DEBT SECURITIES				56,564	56,574
TOTAL FIXED MATURITIES				7,064,425	7,029,392

SYNDICATED LOANS
BASIC INDUSTRY
ELEMENT SOLUTIONS INC	12/18/2030	5.370	1,154	1,142	1,142
INEOS LTD	2/7/2031	6.620	987	978	978
INEOS LTD	2/19/2030	6.870	391	378	378
TOTAL BASIC INDUSTRY				2,498	2,498

CAPITAL GOODS
EMRLD BORROWER LP	5/31/2030	5.916	1,399	1,386	1,386

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (Unaudited) (continued)
June 30, 2026

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

ENERGY CAPITAL PARTNERS II LLC	9/20/2030	6.870	593	579	579
FLINT GROUP PACKAGING INKS NORTH AMERICA HOLDINGS LLC	12/31/2026	7.916	214	211	211
FLINT GROUP PACKAGING INKS NORTH AMERICA HOLDINGS LLC	12/31/2027	3.766	183	99	99
G HOLDINGS INC	9/22/2028	5.389	460	456	456
QUIKRETE HOLDINGS INC	3/19/2029	5.870	973	965	965
QUIKRETE HOLDINGS INC	4/14/2031	5.870	1,290	1,274	1,274
QUIKRETE HOLDINGS INC	2/10/2032	5.870	660	653	653
TRANSDIGM INC	2/28/2031	6.244	1,955	1,940	1,940
TOTAL CAPITAL GOODS				7,563	7,563

COMMUNICATIONS
CMG MEDIA CORPORATION	6/18/2029	7.300	835	777	777
SBA COMMUNICATIONS CORPORATION	1/25/2031	5.648	1,178	1,165	1,165
SINCLAIR INC	12/31/2029	7.035	762	661	661
TELESAT LLC	12/7/2026	6.677	814	813	813
TOTAL COMMUNICATIONS				3,416	3,416

CONSUMER CYCLICAL
ADT INC	3/7/2032	5.369	1,188	1,174	1,174
APOLLO INVESTMENT FUND VIII LP	10/13/2030	5.619	662	652	652
BELRON FINANCE 2019 LLC	10/16/2031	5.657	993	997	997
GREAT OUTDOORS GROUP LLC	1/23/2032	6.870	1,945	1,928	1,928
HILTON WORLDWIDE HOLDINGS INC	11/3/2030	5.398	1,749	1,734	1,734
LIGHT & WONDER INC	4/16/2029	5.639	1,960	1,945	1,945
PCI GAMING AUTHORITY	7/18/2031	5.620	358	349	349
RESTAURANT BRANDS INTERNATIONAL INC	9/20/2030	5.370	2,149	2,120	2,120
YUM! BRANDS INC.	3/15/2028	5.502	996	996	996
TOTAL CONSUMER CYCLICAL				11,895	11,895

CONSUMER NON CYCLICAL
ARAMARK SERVICES INC	4/6/2028	5.370	1,012	1,006	1,006
BRP INC	12/13/2029	5.870	1,702	1,692	1,692
ELANCO ANIMAL HEALTH INC	10/29/2032	5.370	186	185	185
GRIFOLS SA	4/14/2033	6.187	761	760	760
MEDLINE INC	5/30/2033	5.114	657	657	657
REYNOLDS CONSUMER PRODUCTS LLC	3/4/2032	5.370	898	898	898
THOR INDUSTRIES INC	11/15/2030	5.870	68	68	68
TOTAL CONSUMER NON CYCLICAL				5,266	5,266

ELECTRIC
CONSTELLATION ENERGY CORPORATION	12/15/2027	5.666	374	374	374
EFS COGEN HOLDINGS I LLC	10/3/2031	6.150	582	568	568
TOTAL ELECTRIC				942	942

OTHER FINANCIAL INSTITUTIONS
FINCO 1 LLC	6/27/2029	5.370	782	771	771
TRANSUNION	6/24/2031	5.370	689	689	689
TRANSUNION	6/24/2031	5.370	964	955	955
TOTAL OTHER FINANCIAL INSTITUTIONS				2,415	2,415

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (Unaudited) (continued)
June 30, 2026

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

OTHER INDUSTRY
API GROUP CORPORATION	5/16/2033	5.370	1,194	1,196	1,196
VSE CORPORATION	5/5/2033	5.613	1,500	1,496	1,496
TOTAL OTHER INDUSTRY				2,692	2,692

TECHNOLOGY
ADEIA INC	6/8/2028	6.144	403	386	386
CARLYLE GROUP INC/THE	5/9/2031	5.620	832	832	832
COHERENT CORPORATION	7/2/2029	5.370	386	375	375
ENTEGRIS INC	7/6/2029	5.402	200	199	199
MKS INCORPORATED	2/4/2033	5.364	445	445	445
ONEX CORPORATION	6/20/2031	5.358	864	864	864
TTM TECHNOLOGIES INC	5/30/2030	5.370	1,221	1,206	1,206
TOTAL TECHNOLOGY				4,307	4,307

TOTAL SYNDICATED LOANS BEFORE ALLOWANCE FOR LOAN LOSSES				40,994	40,994
ALLOWANCE FOR LOAN LOSSES				(236)	(236)
TOTAL SYNDICATED LOANS - NET				40,758	40,758

DERIVATIVES
PURCHASED OPTIONS
BNP PARIBAS	7/7/2026	—	—	256	256
BNP PARIBAS	7/21/2026	—	—	121	121
BNP PARIBAS	8/11/2026	—	—	109	109
BNP PARIBAS	8/18/2026	—	—	113	113
BNP PARIBAS	9/1/2026	—	—	114	114
BNP PARIBAS	9/8/2026	—	—	106	106
BNP PARIBAS	9/15/2026	—	—	98	98
BNP PARIBAS	9/29/2026	—	—	184	184
BNP PARIBAS	10/6/2026	—	—	91	91
BNP PARIBAS	10/20/2026	—	—	182	182
BNP PARIBAS	10/27/2026	—	—	78	78
BNP PARIBAS	11/3/2026	—	—	90	90
BNP PARIBAS	12/1/2026	—	—	89	89
BNP PARIBAS	12/22/2026	—	—	85	85
BNP PARIBAS	12/29/2026	—	—	87	87
BNP PARIBAS	4/27/2027	—	—	171	171
WELLS FARGO BANK, NA	7/14/2026	—	—	127	127
WELLS FARGO BANK, NA	7/28/2026	—	—	116	116
WELLS FARGO BANK, NA	8/4/2026	—	—	123	123
WELLS FARGO BANK, NA	8/25/2026	—	—	109	109
WELLS FARGO BANK, NA	9/22/2026	—	—	188	188
WELLS FARGO BANK, NA	10/13/2026	—	—	98	98
WELLS FARGO BANK, NA	12/8/2026	—	—	89	89
WELLS FARGO BANK, NA	1/12/2027	—	—	84	84
WELLS FARGO BANK, NA	1/19/2027	—	—	99	99
WELLS FARGO BANK, NA	1/26/2027	—	—	85	85
WELLS FARGO BANK, NA	2/2/2027	—	—	91	91

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (Unaudited) (continued)
June 30, 2026

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

WELLS FARGO BANK, NA	3/2/2027	—	—	103	103
WELLS FARGO BANK, NA	3/23/2027	—	—	127	127
WELLS FARGO BANK, NA	4/6/2027	—	—	124	124
WELLS FARGO BANK, NA	4/20/2027	—	—	90	90
WELLS FARGO BANK, NA	5/4/2027	—	—	78	78
WELLS FARGO BANK, NA	6/1/2027	—	—	58	58
WELLS FARGO BANK, NA	6/22/2027	—	—	77	77
TOTAL PURCHASED OPTIONS				3,840	3,840

WRITTEN OPTIONS
BNP PARIBAS	7/7/2026	—	—	(215)	(215)
BNP PARIBAS	7/21/2026	—	—	(99)	(99)
BNP PARIBAS	8/11/2026	—	—	(87)	(87)
BNP PARIBAS	8/18/2026	—	—	(92)	(92)
BNP PARIBAS	9/1/2026	—	—	(93)	(93)
BNP PARIBAS	9/8/2026	—	—	(84)	(84)
BNP PARIBAS	9/15/2026	—	—	(76)	(76)
BNP PARIBAS	9/29/2026	—	—	(142)	(142)
BNP PARIBAS	10/6/2026	—	—	(70)	(70)
BNP PARIBAS	10/20/2026	—	—	(141)	(141)
BNP PARIBAS	10/27/2026	—	—	(58)	(58)
BNP PARIBAS	11/3/2026	—	—	(70)	(70)
BNP PARIBAS	12/1/2026	—	—	(69)	(69)
BNP PARIBAS	12/22/2026	—	—	(66)	(66)
BNP PARIBAS	12/29/2026	—	—	(68)	(68)
BNP PARIBAS	4/27/2027	—	—	(138)	(138)
WELLS FARGO BANK, NA	7/14/2026	—	—	(105)	(105)
WELLS FARGO BANK, NA	7/28/2026	—	—	(94)	(94)
WELLS FARGO BANK, NA	8/4/2026	—	—	(102)	(102)
WELLS FARGO BANK, NA	8/25/2026	—	—	(87)	(87)
WELLS FARGO BANK, NA	9/22/2026	—	—	(146)	(146)
WELLS FARGO BANK, NA	10/13/2026	—	—	(77)	(77)
WELLS FARGO BANK, NA	12/8/2026	—	—	(69)	(69)
WELLS FARGO BANK, NA	1/12/2027	—	—	(65)	(65)
WELLS FARGO BANK, NA	1/19/2027	—	—	(79)	(79)
WELLS FARGO BANK, NA	1/26/2027	—	—	(66)	(66)
WELLS FARGO BANK, NA	2/2/2027	—	—	(73)	(73)
WELLS FARGO BANK, NA	3/2/2027	—	—	(85)	(85)
WELLS FARGO BANK, NA	3/23/2027	—	—	(109)	(109)
WELLS FARGO BANK, NA	4/6/2027	—	—	(106)	(106)
WELLS FARGO BANK, NA	4/20/2027	—	—	(73)	(73)
WELLS FARGO BANK, NA	5/4/2027	—	—	(62)	(62)
WELLS FARGO BANK, NA	6/1/2027	—	—	(44)	(44)
WELLS FARGO BANK, NA	6/22/2027	—	—	(61)	(61)
TOTAL WRITTEN OPTIONS				(3,071)	(3,071)

FUTURES
S&P 500 EMINI FUT SEP26	9/18/2026	—	—	13	13
TOTAL FUTURES				13	13

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (Unaudited) (continued)
June 30, 2026

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

TOTAL DERIVATIVES - NET	782	782
TOTAL INVESTMENTS IN CASH EQUIVALENTS, FIXED MATURITIES, EQUITY SECURITIES, SYNDICATED LOANS AND DERIVATIVES	$7,803,330	$7,768,297

NOTES
a) Cash equivalents are carried at amortized cost which approximates fair value. Fixed maturities and common stocks are carried at fair value. In the absence of quoted market prices, fair values are obtained from third-party pricing services, non-binding broker quotes or other model-based valuation techniques. Syndicated loans are carried at amortized cost, less allowance for loan losses. Derivatives are carried at fair value. Options are traded in over-the-counter markets using pricing models with market observable inputs. Futures are exchange-traded and valued using quoted prices in active markets. See Notes to the Consolidated Financial Statements regarding valuations.
b) For Federal income tax purposes, the cost of investments is $7.8 billion.
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

NOTES
a) Cash equivalents are carried at amortized cost which approximates fair value. Fixed maturities and common stocks are carried at fair value. In the absence of quoted market prices, fair values are obtained from third-party pricing services, non-binding broker quotes or other model-based valuation techniques. Syndicated loans are carried at amortized cost, less allowance for loan losses. Derivatives are carried at fair value. Options are traded in over-the-counter markets using pricing models with market observable inputs. Futures are exchange-traded and valued using quoted prices in active markets. See Notes to the Consolidated Financial Statements regarding valuations.
b) For Federal income tax purposes, the cost of investments is $8.5 billion.
c) Securities written down due to other-than-temporary impairment related to credit losses.
d) Non-income producing securities.

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages (Unaudited)
Three and Six Months Ended June 30, 2026
(in thousands, except number of loans and rates)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages						Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held (e)
Loan No.	Description (a)	Property location		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)			Three months ended June 30, 2026	Six months ended June 30, 2026
Other - liens on:
Apartment and business:
Under $500:
	121047262	Fargo(f)	ND	—	$—	$—	$—	$—	$—	$—	5.440%	5.440%
	121047398	Springfield	IL	1	—	411	411	—	—	2	4.390	4.390
	121087382	San Diego	CA	1	—	383	383	—	—	1	3.090	3.090
	121087388	Riverside	CA	1	—	343	343	—	—	1	3.270	3.270
	121087389	Palmdale	CA	1	—	463	463	—	—	1	3.270	3.270
Over $500:
	121047210	West Haven City	CT	1	—	3,400	3,400	—	—	10	3.600	3.600
	121047347	Lawrenceville	GA	1	—	1,187	1,187	—	—	4	3.970	3.970
	121047383	Las Vegas	NV	1	—	4,241	4,241	—	—	13	3.810	3.810
	121047387	Washington Terrace	UT	1	—	1,957	1,957	—	—	5	3.020	3.020
	121047392	Philadelphia City	PA	1	—	3,011	3,011	—	—	17	6.640	6.640
	121047400	Pittsford	NY	1	—	602	602	—	—	2	4.070	4.070
	121047402	Miami	FL	1	—	1,292	1,292	—	—	4	3.750	3.750
	121047406	Kokomo	IN	1	—	2,977	2,977	—	—	14	5.560	5.560
	121047408	Wyomissing	PA	1	—	1,706	1,706	—	—	4	2.700	2.700
	121047410	Chicago	IL	1	—	1,603	1,603	—	—	3	2.500	2.500
	121047412	Columbus	IN	1	—	1,088	1,088	—	—	3	3.370	3.370
	121047417	Nashville	TN	1	—	4,000	4,000	—	—	22	6.560	6.560
	121047427	Boca Raton	FL	1	—	5,000	5,000	—	—	21	5.030	5.030
	121087245	Southport	CT	1	—	2,285	2,285	—	—	8	4.010	4.010
	121087313	Orchard Park	NY	1	—	1,997	1,997	—	—	9	4.860	4.860
	121087327	Marietta City	GA	1	—	1,824	1,824	—	—	6	3.820	3.820
	121087358	Philadelphia City	PA	1	—	3,885	3,885	—	—	21	6.400	6.400
	121087361	Oswego	OR	1	—	2,785	2,785	—	—	10	4.260	4.260
	121087362	Atlanta	GA	1	—	3,011	3,011	—	—	10	3.960	3.960
	121087381	San Diego	CA	1	—	744	744	—	—	2	3.130	3.130
	121087384	Culver City	CA	1	—	2,404	2,404	—	—	6	3.170	3.170
	121087394	Richmond	TX	1	—	974	974	—	—	3	4.000	4.000
	121087396	Seattle	WA	1	—	4,919	4,919	—	—	16	4.000	4.000
	121087397	Nashville	TN	1	—	603	603	—	—	2	4.350	4.350
	121087403	Houston	TX	1	—	3,797	3,797	—	—	19	5.960	5.960
	121087404	Blaine	MN	1	—	1,182	1,182	—	—	3	3.320	3.320
	121087405	Monroe	WA	1	—	3,725	3,725	—	—	10	3.390	3.390
	121087407	Victorville	CA	1	—	1,156	1,156	—	—	3	2.960	2.960
	121087409	Pompano Beach	FL	1	—	1,536	1,536	—	—	4	2.740	2.740
	121087411	Syracuse	UT	1	—	1,561	1,561	—	—	3	2.520	2.520
	121087414	Fountain Valley	CA	1	—	5,216	5,216	—	—	26	5.880	5.880
	121087415	Avenel	NJ	1	—	994	994	—	—	5	5.900	5.900
	121087416	Bradenton	FL	1	—	2,600	2,600	—	—	13	5.790	5.790
	121087418	Dallas City	TX	1	—	2,524	2,524	—	—	12	5.860	5.860
	121087419	Vista	CA	1	—	2,822	2,822	—	—	13	5.670	5.670
	121087421	Birmingham	AL	1	—	2,376	2,376	—	—	11	5.650	5.650
	121087422	Mesa	AZ	1	—	3,192	3,192	—	—	14	5.370	5.370
	121087423	Brockton	MA	1	—	2,967	2,967	—	—	14	5.600	5.600
	121087424	Boston	MA	1	—	4,114	4,114	—	—	19	5.600	5.600
	121087425	Seattle	WA	1	—	1,804	1,804	—	—	9	5.660	5.660

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages (Unaudited)
Three and Six Months Ended June 30, 2026
(in thousands, except number of loans and rates)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages						Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held (e)
Loan No.	Description (a)	Property location		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)			Three months ended June 30, 2026	Six months ended June 30, 2026
	121087426	Poulsbo	WA	1	—	1,373	1,373	—	—	6	5.660	5.660
Total Other				45	—	102,034	102,034	—	—	404	4.751	4.751
Less: Unallocated Reserve for Losses						333	333
Total First Mortgage Loans on Real Estate				45	$—	$101,701	$101,701	$—	$—	$404	4.751%	4.751%

Part 3 - Location of mortgaged properties				Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed
State in which mortgaged property is located		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

Alabama	AL	1	$—	$2,376	$2,376	$—	$—
Arizona	AZ	1	—	3,192	3,192	—	—
California	CA	8	—	13,531	13,531	—	—
Connecticut	CT	2	—	5,685	5,685	—	—
Florida	FL	4	—	10,428	10,428	—	—
Georgia	GA	3	—	6,022	6,022	—	—
Illinois	IL	2	—	2,014	2,014	—	—
Indiana	IN	2	—	4,065	4,065	—	—
Massachusetts	MA	2	—	7,081	7,081	—	—
Minnesota	MN	1	—	1,182	1,182	—	—
Nevada	NV	1	—	4,241	4,241	—	—
New Jersey	NJ	1	—	994	994	—	—
New York	NY	2	—	2,599	2,599	—	—
Oregon	OR	1	—	2,785	2,785	—	—
Pennsylvania	PA	3	—	8,602	8,602	—	—
Tennessee	TN	2	—	4,603	4,603	—	—
Texas	TX	3	—	7,295	7,295	—	—
Utah	UT	2	—	3,518	3,518	—	—
Washington	WA	4	—	11,821	11,821	—	—
Total		45	—	102,034	102,034	—	—
Less: Unallocated Reserve for Losses				333	333
Total		45	$—	$101,701	$101,701	$—	$—
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
(e) Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense. In lieu thereof, the average gross interest rates (exclusive of amortization of discounts and premiums) on mortgage loans held during the three and six months ended June 30, 2026 are shown by type and class of loan.
(f) Mortgage loans paid off during the three months ended June 30, 2026.

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages (Unaudited)
Three and Six Months Ended June 30, 2025
(in thousands, except number of loans and rates)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages						Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held (e)
Loan No.	Description (a)	Property location		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)			Three months ended June 30, 2025	Six months ended June 30, 2025
Other - liens on:
Apartment and business:
Under $500:
	121087376	Sterling Heights	MI	1	$—	$165	$165	$—	$—	$—	3.620%	3.620%
	121047262	Florence City(f)	KY	—	—	—	—	—	—	—	3.040	3.040
Over $500:
	121047210	West Haven City	CT	1	—	3,560	3,560	—	—	11	3.600	3.600
	121047262	Fargo	ND	1	—	806	806	—	—	4	5.440	5.440
	121047347	Lawrenceville	GA	1	—	1,244	1,244	—	—	4	3.970	3.970
	121047383	Las Vegas	NV	1	—	4,340	4,340	—	—	14	3.810	3.810
	121047387	Washington Terrace	UT	1	—	2,008	2,008	—	—	5	3.020	3.020
	121047392	Philadelphia City	PA	1	—	3,068	3,068	—	—	17	6.640	6.640
	121047393	Moore	SC	1	—	511	511	—	—	2	4.130	4.130
	121047398	Springfield	IL	1	—	545	545	—	—	2	4.390	4.390
	121047400	Pittsford	NY	1	—	786	786	—	—	3	4.070	4.070
	121047402	Miami	FL	1	—	1,326	1,326	—	—	4	3.750	3.750
	121047406	Kokomo	IN	1	—	3,000	3,000	—	—	8	3.000	3.000
	121047408	Wyomissing	PA	1	—	2,009	2,009	—	—	4	2.700	2.700
	121047410	Chicago	IL	1	—	1,876	1,876	—	—	4	2.500	2.500
	121047412	Columbus	IN	1	—	1,249	1,249	—	—	3	3.370	3.370
	121047417	Nashville	TN	1	—	4,000	4,000	—	—	22	6.560	6.560
	121087245	Southport	CT	1	—	2,381	2,381	—	—	8	4.010	4.010
	121087313	Orchard Park	NY	1	—	1,887	1,887	—	—	6	4.050	4.050
	121087327	Marietta City	GA	1	—	1,902	1,902	—	—	6	3.820	3.820
	121087349	Carlsbad(f)	CA	—	—	—	—	—	—	—	3.000	3.000
	121087358	Philadelphia City	PA	1	—	3,934	3,934	—	—	21	6.400	6.400
	121087361	Oswego	OR	1	—	3,111	3,111	—	—	11	4.260	4.260
	121087362	Atlanta	GA	1	—	3,075	3,075	—	—	10	3.960	3.960
	121087378	Pittsburgh	PA	1	—	1,349	1,349	—	—	4	3.690	3.690
	121087381	San Diego	CA	1	—	1,250	1,250	—	—	3	3.130	3.130
	121087382	San Diego	CA	1	—	944	944	—	—	2	3.090	3.090
	121087384	Culver City	CA	1	—	2,483	2,483	—	—	7	3.170	3.170
	121087388	Riverside	CA	1	—	563	563	—	—	2	3.270	3.270
	121087389	Palmdale	CA	1	—	760	760	—	—	2	3.270	3.270
	121087394	Richmond	TX	1	—	1,453	1,453	—	—	5	4.000	4.000
	121087396	Seattle	WA	1	—	5,000	5,000	—	—	17	4.000	4.000
	121087397	Nashville	TN	1	—	818	818	—	—	3	4.350	4.350
	121087403	Houston	TX	1	—	3,907	3,907	—	—	19	5.960	5.960
	121087404	Blaine	MN	1	—	1,299	1,299	—	—	4	3.320	3.320
	121087405	Monroe	WA	1	—	3,825	3,825	—	—	11	3.390	3.390
	121087407	Victorville	CA	1	—	1,350	1,350	—	—	3	2.960	2.960
	121087409	Pompano Beach	FL	1	—	1,593	1,593	—	—	4	2.740	2.740
	121087411	Syracuse	UT	1	—	1,818	1,818	—	—	4	2.520	2.520
	121087414	Fountain Valley	CA	1	—	5,293	5,293	—	—	22	5.100	5.100
	121087415	Avenel	NJ	1	—	1,028	1,028	—	—	5	5.900	5.900
	121087416	Bradenton	FL	1	—	2,600	2,600	—	—	12	5.790	5.790
	121087418	Dallas City	TX	1	—	2,559	2,559	—	—	12	5.860	5.860
	121087419	Vista	CA	1	—	2,862	2,862	—	—	14	5.670	5.670
	121087421	Birmingham(g)	AL	1	—	2,700	2,700	—	—	13	5.650	5.650

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages (Unaudited)
Three and Six Months Ended June 30, 2025
(in thousands, except number of loans and rates)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages						Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held (e)
Loan No.	Description (a)	Property location		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)			Three months ended June 30, 2025	Six months ended June 30, 2025
	121087422	Mesa(g)	AZ	1	—	3,250	3,250	—	—	2	5.370	5.370
Total Other				44	—	95,487	95,487	—	—	339	4.419	4.419
Less: Unallocated Reserve for Losses						322	322
Total First Mortgage Loans on Real Estate				44	$—	$95,165	$95,165	$—	$—	$339	4.419%	4.419%

Part 3 - Location of mortgaged properties				Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed
State in which mortgaged property is located		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

Alabama	AL	1	$—	$2,700	$2,700	$—	$—
Arizona	AZ	1	—	3,250	3,250	—	—
California	CA	8	—	15,505	15,505	—	—
Connecticut	CT	2	—	5,941	5,941	—	—
Florida	FL	3	—	5,519	5,519	—	—
Georgia	GA	3	—	6,221	6,221	—	—
Illinois	IL	2	—	2,421	2,421	—	—
Indiana	IN	2	—	4,249	4,249	—	—
Michigan	MI	1	—	165	165	—	—
Minnesota	MN	1	—	1,299	1,299	—	—
Nevada	NV	1	—	4,340	4,340	—	—
New Jersey	NJ	1	—	1,028	1,028	—	—
New York	NY	2	—	2,673	2,673	—	—
North Dakota	ND	1	—	806	806	—	—
Oregon	OR	1	—	3,111	3,111	—	—
Pennsylvania	PA	4	—	10,360	10,360	—	—
South Carolina	SC	1	—	511	511	—	—
Tennessee	TN	2	—	4,818	4,818	—	—
Texas	TX	3	—	7,919	7,919	—	—
Utah	UT	2	—	3,826	3,826	—	—
Washington	WA	2	—	8,825	8,825	—	—
Total		44	—	95,487	95,487	—	—
Less: Unallocated Reserve for Losses				322	322
Total		44	$—	$95,165	$95,165	$—	$—
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
(e) Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense. In lieu thereof, the average gross interest rates (exclusive of amortization of discounts and premiums) on mortgage loans held during the three and six months ended June 30, 2025 are shown by type and class of loan.
(f) Mortgage loans paid off during the three months ended June 30, 2025.
(g) Mortgage loans originated during the three months ended June 30, 2025.

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages (Unaudited)
Three and Six Months Ended June 30, 2026 and 2025
(in thousands)
(f)  Following is a reconciliation of the carrying amount of mortgage loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Balance at beginning of period	$103,302	$93,075	$101,324	$94,879
Additions during period:
Purchases and fundings	231	5,950	5,231	5,950
Deductions during period:
Collections of principal	(1,778)	(3,842)	(4,802)	(5,690)
Provision for credit loss	(54)	(18)	(52)	26
Net additions (deductions)	(1,601)	2,090	377	286
Balance at end of period	$101,701	$95,165	$101,701	$95,165
(g) The aggregate cost of mortgage loans for Federal income tax purposes as of June 30, 2026 and 2025 was $102,034 and $95,487, respectively.

(h) As of June 30, 2026 and 2025, an unallocated allowance for credit losses on first mortgage loans of $333 and $322 is recorded, respectively.

Ameriprise Certificate Company
Schedule V — Qualified Assets on Deposit (Unaudited)
June 30, 2026 and December 31, 2025
(in thousands)

Name of Depositary	June 30, 2026
	Investment Securities	Mortgage Loans (b)	Other (c)	Total
	Bonds and Notes (a)

Deposits with states or their depositories to meet requirements of statutes and agreements:
Illinois - Secretary of State of Illinois	$57	$—	$—	$57
New Jersey - Commissioner of Banking and Insurance of New Jersey	51	—	—	51
Pennsylvania - Treasurer of the State of Pennsylvania	152	—	—	152
Texas - Treasurer of the State of Texas	101	—	—	101
Total State Deposits to meet requirements of statutes and agreements	361	—	—	361
Total Central Depository - Ameriprise Trust Company	7,761,429	101,701	40,758	7,903,888
Total Deposits	$7,761,790	$101,701	$40,758	$7,904,249
NOTES:
(a)  Represents amortized cost of bonds, notes and cash equivalents.
(b)  Represents unpaid principal balance of mortgage loans less unamortized discounts and allowance for credit losses.
(c)  Represents amortized cost of syndicated loans less allowance for credit losses.

Name of Depositary	December 31, 2025
	Investment Securities	Mortgage Loans (b)	Other (c)	Total
	Bonds and Notes (a)

Deposits with states or their depositories to meet requirements of statutes and agreements:
Illinois - Secretary of State of Illinois	$56	$—	$—	$56
New Jersey - Commissioner of Banking and Insurance of New Jersey	51	—	—	51
Pennsylvania - Treasurer of the State of Pennsylvania	153	—	—	153
Texas - Treasurer of the State of Texas	101	—	—	101
Total State Deposits to meet requirements of statutes and agreements	361	—	—	361
Total Central Depository - Ameriprise Trust Company	8,495,806	101,324	42,201	8,639,331
Total Deposits	$8,496,167	$101,324	$42,201	$8,639,692
NOTES:
(a)  Represents amortized cost of bonds, notes and cash equivalents.
(b)  Represents unpaid principal balance of mortgage loans less unamortized discounts and allowance for credit losses.
(c)  Represents amortized cost of syndicated loans less allowance for credit losses.

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited)
Three Months Ended June 30, 2026
(in thousands)
Part 1 - Summary of Changes

Description	June 30, 2026
Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
	No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Installment certificates:
Reserves to mature:
Inst I95	579	$—	$8,952	$—	$1,121	$66	$(810)	$(1,117)	$—	566	$—	$8,212
Inst-E	4	—	155	—	4	1	—	(1)	—	4	—	159
Inst-R	160	31,975	1,416	—	71	10	(40)	(181)	—	152	31,549	1,276
Inst-R-E	2	240	108	—	—	1	—	—	—	2	240	109
Total	745	32,215	10,631	—	1,196	78	(850)	(1,299)	—	724	31,789	9,756
Additional credits and accrued interest thereon:
Inst I95	—	—	12	64	—	—	—	—	(66)	—	—	10
Inst-E	—	—	(1)	1	—	—	—	—	(1)	—	—	(1)
Inst-R	—	—	3	10	—	—	—	—	(10)	—	—	3
Inst-R-E	—	—	—	1	—	—	—	—	(1)	—	—	—
Total	—	—	14	76	—	—	—	—	(78)	—	—	12
Total Installment Certificates	745	32,215	10,645	76	1,196	78	(850)	(1,299)	(78)	724	31,789	9,768

Single Pay - Non Qualified Certificates
Single - Payment certificates:
IC-Flexible Savings (Variable Term) - 165	108,660	4,082,696	4,446,434	—	552,786	34,792	(1,248)	(601,867)	—	103,085	4,086,004	4,430,897
IC - Stepup - 190	31	816	946	—	—	8	—	(23)	—	29	796	931
Cash Reserve Variables PMT - 3mo. - 662	42,867	727,603	740,115	—	221,810	2,886	(1,292)	(257,786)	—	41,550	693,340	705,733
IC-Stock Market - 180	721	3,611	4,552	—	—	53	(255)	(164)	—	660	3,291	4,186
IC-MSC - 181	908	13,409	16,340	—	1	144	(260)	(841)	—	836	12,544	15,384
IC-Stock1 - 210	2,336	13,461	15,787	—	—	155	—	(803)	—	2,186	12,787	15,139
IC-Stock2 - 220	308	4,315	4,911	—	—	45	—	(360)	—	287	4,004	4,596
IC-Stock3 - 230	578	7,924	8,967	—	—	306	—	(1,958)	—	516	6,246	7,315
Total	156,409	4,853,835	5,238,052	—	774,597	38,389	(3,055)	(863,802)	—	149,149	4,819,012	5,184,181
Additional credits and accrued interest thereon:
IC-Flexible Savings	—	—	5,884	35,654	—	—	—	(1,062)	(34,796)	—	—	5,680
IC-Stepup -190	—	—	4	8	—	—	—	—	(8)	—	—	4
Cash Reserve Variable Payment-3mo.	—	—	523	3,579	—	—	—	(717)	(2,886)	—	—	499
IC-Stk Mkt, 2004/16/31-4000/16	—	—	3	1	—	—	—	—	(1)	—	—	3
IC-Stock1 - 210	—	—	11	4	—	—	—	—	(4)	—	—	11
IC-Stock2 - 220	—	—	13	(3)	—	—	—	—	(4)	—	—	6
IC-Stock3 - 230	—	—	22	4	—	—	—	(1)	(6)	—	—	19
IC-MSC	—	—	6	7	—	—	—	—	(8)	—	—	5
Total	—	—	6,466	39,254	—	—	—	(1,780)	(37,713)	—	—	6,227
Accrued for additional credits to be allowed at next anniversaries:
SP 75	—	—	(1)	—	—	—	—	—	—	—	—	(1)
IC-Stock	—	—	96	92	—	—	—	—	(52)	—	—	136
IC-Stock1 - 210	—	—	220	375	—	—	—	(1)	(151)	—	—	443
IC-Stock2 - 220	—	—	286	58	—	—	—	(1)	(41)	—	—	302
IC-Stock3 - 230	—	—	760	243	—	—	—	(30)	(301)	—	—	672
IC-Market Strategy Certificate - Part Int 2019/2102/4061	—	—	182	342	—	—	—	(3)	(136)	—	—	385
Total	—	—	1,543	1,110	—	—	—	(35)	(681)	—	—	1,937

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Three Months Ended June 30, 2026
(in thousands)

Description		June 30, 2026
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Total Single Pay - Non Qualified Certificates		156,409	4,853,835	5,246,061	40,364	774,597	38,389	(3,055)	(865,617)	(38,394)	149,149	4,819,012	5,192,345

R-Series Single Pay - Qualified Certificates
R-77 - 910	3.5	1	4	13	—	—	(1)	—	—	—	1	4	12
R-78 - 911	3.5	2	4	12	—	—	—	—	—	—	2	4	12
R-79 - 912	3.5	2	10	21	—	—	1	—	—	—	2	10	22
R-80 - 913	3.5	2	12	23	—	—	1	—	(1)	—	2	12	23
R-81 - 914	3.5	1	10	21	—	—	1	—	—	—	1	10	22
R-82A - 915	3.5	3	10	11	—	—	—	—	—	—	3	10	11
RP-Q - 916		16	17	56	—	—	1	—	—	—	16	17	57
R-II - 920	3.5	6	38	45	—	—	—	—	—	—	6	38	45
RP-Flexible Savings - 971		48,069	1,813,687	1,959,846	—	105,905	15,301	(357)	(231,498)	—	44,982	1,708,943	1,849,197
Cash Reserve RP-3 mo. - 972		20,872	303,486	308,606	—	83,950	1,220	(234)	(91,847)	—	20,223	296,411	301,695
RP-Stock Market - 960		214	1,900	2,350	—	—	24	(59)	(163)	—	176	1,720	2,152
RP-Stepup - 940		20	387	453	—	—	3	—	—	—	20	387	456
RP-Stock1 - 941		638	6,227	7,128	—	—	68	—	(610)	—	586	5,710	6,586
RP-Stock2 - 942		140	2,287	2,573	—	—	16	—	(74)	—	129	2,226	2,515
RP-Stock3 - 943		354	4,642	5,185	—	—	316	—	(1,679)	—	288	3,277	3,822
Market Strategy Cert - 961		263	6,209	7,083	—	—	64	(47)	(196)	—	252	6,011	6,904
D-1 990-993		1	220	222	—	—	1	—	(60)	—	1	162	163
Total		70,604	2,139,150	2,293,648	—	189,855	17,016	(697)	(326,128)	—	66,690	2,024,952	2,173,694
Additional Interest on R-Series Single Payment Reserves:
R-78	3.5	—	—	(1)	—	—	—	—	—	—	—	—	(1)
R-79	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-80	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-81	3.5	—	—	—	—	—	—	—	—	(1)	—	—	(1)
R-82A	3.5	—	—	(1)	—	—	—	—	—	—	—	—	(1)
RP-Q		—	—	—	1	—	—	—	—	—	—	—	1
R-II	3.5	—	—	(1)	1	—	—	—	—	—	—	—	—
RP-Flexible Savings		—	—	2,599	15,362	—	—	—	(310)	(15,300)	—	—	2,351
RP-Stepup - 940		—	—	2	2	—	—	—	—	(3)	—	—	1
Cash Reserve RP-3 mo.		—	—	222	1,534	—	—	—	(318)	(1,220)	—	—	218
RP-Stock1		—	—	8	3	—	—	—	—	(3)	—	—	8
RP-Stock2		—	—	4	—	—	—	—	—	(2)	—	—	2
RP-Stock3		—	—	26	1	—	—	—	(1)	(22)	—	—	4
Market Strategy Cert		—	—	8	4	—	—	—	—	(7)	—	—	5
D-1 - 400		—	—	—	—	—	—	—	—	(1)	—	—	(1)
Total		—	—	2,866	16,910	—	—	—	(629)	(16,561)	—	—	2,586
Accrued for additional credits to be allowed at next anniversaries:
RP-Stock Market		—	—	25	61	—	—	—	—	(23)	—	—	63
RP-Stock1 - 941		—	—	90	154	—	—	—	(1)	(64)	—	—	179
RP-Stock2 - 942		—	—	150	36	—	—	—	—	(15)	—	—	171
RP-Stock3 - 943		—	—	505	127	—	—	—	—	(294)	—	—	338
Market Strategy Cert		—	—	70	151	—	—	—	(1)	(57)	—	—	163
Total		—	—	840	529	—	—	—	(2)	(453)	—	—	914
Total R-Series Single Pay - Qualified Certificates		70,604	2,139,150	2,297,354	17,439	189,855	17,016	(697)	(326,759)	(17,014)	66,690	2,024,952	2,177,194

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Three Months Ended June 30, 2026
(in thousands)

Description	June 30, 2026
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Optional Settlement Certificates
Other series and conversions from Single Payment Certificates	2.5 - 3 - 3.5	—	—	1,310	10	—	—	(58)	(13)	—	—	—	1,249
Series R-II & RP-2-84 - 88 -Prod 921	3.5	—	—	1	—	—	—	—	—	—	—	—	1
Add’l credits and accrued int. thereon	2.5 - 3	—	—	7	—	—	—	—	(1)	—	—	—	6
Accrued for additional credits to be allowed at next anniversaries		—	—	(3)	—	—	—	—	—	—	—	—	(3)
Total Optional Settlement		—	—	1,315	10	—	—	(58)	(14)	—	—	—	1,253
Due to unlocated cert holders		—	—	1,142	—	—	168	—	—	(118)	—	—	1,192
Total Certificate Reserves (1)		227,758	$7,025,200	$7,556,517	$57,889	$965,648	$55,651	$(4,660)	$(1,193,689)	$(55,604)	216,563	$6,875,753	$7,381,752

(1) Total certificate reserves does not include Stock Market Certificates embedded derivatives of $2.6 million or its intrinsic interest of $(3.8) million as of three months ended June 30, 2026, respectively. These amounts are included in Total certificate reserves.

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Three Months Ended June 30, 2026
(in thousands)
Part 2 - Descriptions of Additions to Reserves Charged to
Other Accounts and Deductions from Reserves Credited to Other Accounts

Three months ended June 30, 2026
Additional credits on installment certificates and accrued interest thereon:
Other additions represent:
Transfers from maturities to extended maturities, additional credits/interest and advance payments	$78

Other deductions represent:
Transfers to reserves on a quarterly basis for installment certificates	$(78)

Single-Payment certificates:
Other additions represent:
Flexible Savings	$34,792
Stepup	8
Cash Reserve-3mo	2,886
Stock Market	53
IC-Stock1	155
IC-Stock2	45
IC-Stock3	306
Market Strategy	144
RP-Q	1
Cash Reserve-RP-3mo	1,220
Flexible Savings-RP	15,301
Stepup-RP	3
Stock Market-RP	24
RP-Stock1	68
RP-Stock2	16
RP-Stock3	316
Market Strategy-RP	64
Transfers from accruals at anniversaries maintained in a separate reserve account	3
$55,405

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Three Months Ended June 30, 2026
(in thousands)

Three months ended June 30, 2026
Other deductions represent:
Transfers to optional settlement reserves:
Single-Payment	$(757)
Transfers to reserves for additional credits and accrued interest thereon	3
Flexible Savings	(34,796)
Stepup	(8)
Cash Reserve-3mo	(2,886)
Stock Market	(1)
Stock1	(4)
Stock2	(4)
Stock3	(6)
Market Strategy Cert	(8)
Cash Reserve-RP-3mo	(1,220)
Flexible Savings-RP	(15,300)
Stepup-RP	(3)
Stock Market-RP	(23)
RP-Stock1	(67)
RP-Stock2	(17)
RP-Stock3	(316)
Transfers to Federal tax withholding	5
$(55,408)

Due to unlocated certificate holders:
Other additions represent:
Amounts equivalent to payments due certificates holders who could not be located	$168

Other deductions represent:
Payments to certificate holders credited to cash	$(118)

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Three Months Ended June 30, 2026
(in thousands)
Part 3 - Information Regarding Installment Certificates

MO’s Paid	Number of Accounts w/ Certificate Holders		Amount of Maturity Value		Amount of Reserves		Deduction from Reserves Cash Surrenders Prior to Maturity Surrender	Other Deductions
	As of April 1, 2026	As of June 30, 2026	As of April 1, 2026	As of June 30, 2026	As of April 1, 2026	As of June 30, 2026	As of June 30, 2026	As of June 30, 2026

1-12	77	76	$1,108	$823	$323	$237	$1	$—
13-24	81	69	1,428	1,196	491	523	6	—
25-36	143	118	2,888	2,646	980	901	24	—
37-48	209	232	15,929	10,325	4,308	4,020	102	—
49-60	36	41	2,288	6,920	387	672	—	—
61-72	28	37	615	2,013	399	603	12	—
73-84	31	26	266	121	555	519	23	—
85-96	64	52	4,823	4,638	1,282	1,034	77	—
97-108	39	45	2,870	3,107	483	751	67	—
109-120	37	28	—	—	1,423	496	199	—
121-132	—	—	—	—	—	—	147	—
TOTAL - ALL SERIES	745	724	$32,215	$31,789	$10,631	$9,756	$658	$—

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited)
Three Months Ended June 30, 2025
(in thousands)
Part 1 - Summary of Changes

Description	June 30, 2025
Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
	No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Installment certificates:
Reserves to mature:
Inst I95	645	$—	$8,422	$—	$1,305	$81	$(55)	$(606)	$—	638	$—	$9,147
Inst-E	5	—	47	—	5	—	—	—	—	5	—	52
Inst-R	168	52,261	1,318	—	74	13	(6)	(13)	—	167	47,466	1,386
Inst-R-E	3	2,292	690	—	—	3	(673)	—	—	2	240	20
Total	821	54,553	10,477	—	1,384	97	(734)	(619)	—	812	47,706	10,605
Additional credits and accrued interest thereon:
Inst I95	—	—	15	81	—	—	—	—	(82)	—	—	14
Inst-E	—	—	(1)	1	—	—	—	—	—	—	—	—
Inst-R	—	—	3	13	—	—	—	—	(13)	—	—	3
Inst-R-E	—	—	—	2	—	—	—	—	(2)	—	—	—
Total	—	—	17	97	—	—	—	—	(97)	—	—	17
Total Installment Certificates	821	54,553	10,494	97	1,384	97	(734)	(619)	(97)	812	47,706	10,622

Single Pay - Non Qualified Certificates
Single - Payment certificates:
IC-Flexible Savings (Variable Term) - 165	151,335	6,165,573	6,588,432	—	208,696	62,745	(1,856)	(821,973)	—	141,325	5,618,721	6,036,044
IC - Stepup - 190	65	1,386	1,580	—	—	13	—	(74)	—	60	1,323	1,519
Cash Reserve Variables PMT - 3mo. - 662	49,141	844,371	856,750	—	264,859	3,361	(1,366)	(320,917)	—	47,455	790,222	802,687
IC-Stock Market - 180	1,127	6,291	7,698	—	—	99	(429)	(594)	—	996	5,474	6,774
IC-MSC - 181	1,268	19,050	22,730	—	—	231	(433)	(1,607)	—	1,160	17,510	20,921
IC-Stock1 - 210	2,815	18,292	20,443	—	—	233	—	(1,621)	—	2,657	16,845	19,055
IC-Stock2 - 220	433	6,055	6,566	—	—	169	—	(1,110)	—	387	5,082	5,625
IC-Stock3 - 230	978	16,973	17,913	—	—	82	—	(1,217)	—	929	15,915	16,778
Total	207,162	7,077,991	7,522,112	—	473,555	66,933	(4,084)	(1,149,113)	—	194,969	6,471,092	6,909,403
Additional credits and accrued interest thereon:
IC-Flexible Savings	—	—	10,771	63,181	—	—	—	(1,860)	(62,751)	—	—	9,341
IC-Stepup -190	—	—	4	14	—	—	—	(1)	(13)	—	—	4
IC-FS-EMP	—	—	605	4,126	—	—	—	(799)	(3,361)	—	—	571
Cash Reserve Variable Payment-3mo.	—	—	8	2	—	—	—	—	(4)	—	—	6
IC-Stk Mkt, 2004/16/31-4000/16	—	—	19	8	—	—	—	—	(8)	—	—	19
IC-Stock1 - 210	—	—	16	1	—	—	—	—	(4)	—	—	13
IC-Stock2 - 220	—	—	77	9	—	—	—	—	(3)	—	—	83
IC-Stock3 - 230	—	—	14	12	—	—	—	—	(14)	—	—	12
Total	—	—	11,514	67,353	—	—	—	(2,660)	(66,158)	—	—	10,049
Accrued for additional credits to be allowed at next anniversaries:
SP 75	—	—	(1)	—	—	—	—	—	—	—	—	(1)
IC-Stock	—	—	141	218	—	—	—	—	(94)	—	—	265
IC-Stock1 - 210	—	—	300	579	—	—	—	(1)	(226)	—	—	652
IC-Stock2 - 220	—	—	368	215	—	—	—	—	(165)	—	—	418
IC-Stock3 - 230	—	—	2,418	176	—	—	—	(5)	(79)	—	—	2,510
IC-Market Strategy Certificate - Part Int 2019/2102/4061	—	—	281	584	—	—	—	(4)	(217)	—	—	644
Total	—	—	3,507	1,772	—	—	—	(10)	(781)	—	—	4,488

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Three Months Ended June 30, 2025
(in thousands)

Description		June 30, 2025
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Total Single Pay - Non Qualified Certificates		207,162	7,077,991	7,537,133	69,125	473,555	66,933	(4,084)	(1,151,783)	(66,939)	194,969	6,471,092	6,923,940

R-Series Single Pay - Qualified Certificates
R-77 - 910	3.5	2	9	22	—	—	—	—	—	—	2	9	22
R-78 - 911	3.5	3	9	20	—	—	1	—	(9)	—	2	4	12
R-79 - 912	3.5	4	20	40	—	—	—	—	(15)	—	3	12	25
R-80 - 913	3.5	3	20	38	—	—	—	—	(15)	—	2	12	23
R-81 - 914	3.5	1	10	20	—	—	1	—	—	—	1	10	21
R-82A - 915	3.5	5	22	28	—	—	—	—	(6)	—	4	18	22
RP-Q - 916		17	20	62	—	—	1	—	—	—	17	20	63
R-II - 920	3.5	6	40	46	—	—	—	—	—	—	6	40	46
RP-Flexible Savings - 971		63,790	2,578,297	2,745,169	—	117,368	26,955	(1,212)	(305,579)	—	60,309	2,416,680	2,582,701
Cash Reserve RP-3 mo. - 972		23,672	342,591	347,473	—	99,740	1,372	(22)	(114,742)	—	23,046	328,745	333,821
RP-Stock Market - 960		323	2,732	3,243	—	—	37	(85)	(175)	—	281	2,514	3,020
RP-Stepup - 940		40	857	968	—	—	9	—	(76)	—	37	789	901
RP-Stock1 - 941		817	7,956	8,807	—	—	110	—	(862)	—	757	7,186	8,055
RP-Stock2 - 942		194	3,027	3,272	—	—	115	—	(459)	—	167	2,624	2,928
RP-Stock3 - 943		601	10,071	10,543	—	—	47	—	(724)	—	560	9,463	9,866
Market Strategy Cert - 961		344	7,856	8,744	—	—	84	(5)	(547)	—	321	7,422	8,276
D-1 990-993		2	259	299	—	—	2	—	(16)	—	1	245	285
Total		89,824	2,953,796	3,128,794	—	217,108	28,734	(1,324)	(423,225)	—	85,516	2,775,793	2,950,087
Additional Interest on R-Series Single Payment Reserves:
R-77	3.5	—	—	(1)	—	—	—	—	—	—	—	—	(1)
R-78	3.5	—	—	—	—	—	—	—	—	(1)	—	—	(1)
R-81	3.5	—	—	—	—	—	—	—	—	(1)	—	—	(1)
R-82A	3.5	—	—	(1)	1	—	—	—	—	—	—	—	—
RP-Q		—	—	(1)	1	—	—	—	—	1	—	—	1
R-II	3.5	—	—	(1)	1	—	—	—	—	—	—	—	—
RP-Flexible Savings		—	—	4,568	26,915	—	—	—	(470)	(26,955)	—	—	4,058
RP-Stepup - 940		—	—	2	8	—	—	—	—	(9)	—	—	1
Cash Reserve RP-3 mo.		—	—	246	1,714	—	—	—	(350)	(1,372)	—	—	238
RP-Stock Market		—	—	1	—	—	—	—	—	(1)	—	—	—
RP-Stock1		—	—	14	7	—	—	—	—	(5)	—	—	16
RP-Stock2		—	—	4	1	—	—	—	—	(1)	—	—	4
RP-Stock3		—	—	41	4	—	—	—	(1)	(2)	—	—	42
Market Strategy Cert		—	—	17	9	—	—	—	—	(12)	—	—	14
D-1 - 400		3	6	—	3	—	—	—	(1)	(2)	3	6	—
Total		3	6	4,889	28,664	—	—	—	(822)	(28,360)	3	6	4,371
Accrued for additional credits to be allowed at next anniversaries:
RP-Stock Market		—	—	48	97	—	—	—	—	(36)	—	—	109
RP-Stock1 - 941		—	—	127	226	—	—	—	(1)	(105)	—	—	247
RP-Stock2 - 942		—	—	187	119	—	—	—	—	(115)	—	—	191
RP-Stock3 - 943		—	—	1,507	90	—	—	—	—	(46)	—	—	1,551
Market Strategy Cert		—	—	89	216	—	—	—	(2)	(73)	—	—	230
Total		—	—	1,958	748	—	—	—	(3)	(375)	—	—	2,328
Total R-Series Single Pay - Qualified Certificates		89,827	2,953,802	3,135,641	29,412	217,108	28,734	(1,324)	(424,050)	(28,735)	85,519	2,775,799	2,956,786

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Three Months Ended June 30, 2025
(in thousands)

Description	June 30, 2025
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Optional Settlement Certificates
Other series and conversions from Single Payment Certificates	2.5 - 3 - 3.5	—	—	1,785	14	—	28	(74)	(54)	—	—	—	1,699
Series R-II & RP-2-84 - 88 -Prod 921	3.5	—	—	2	—	—	—	—	—	—	—	—	2
Add’l credits and accrued int. thereon	2.5 - 3	—	—	7	—	—	—	—	—	—	—	—	7
Accrued for additional credits to be allowed at next anniversaries		—	—	(3)	—	—	—	—	—	—	—	—	(3)
Total Optional Settlement		—	—	1,791	14	—	28	(74)	(54)	—	—	—	1,705
Due to unlocated cert holders		—	—	731	—	—	102	—	—	(138)	—	—	695
Total Certificate Reserves (1)		297,810	$10,086,346	$10,685,790	$98,648	$692,047	$95,894	$(6,216)	$(1,576,506)	$(95,909)	281,300	$9,294,597	$9,893,748

(1) Total certificate reserves does not include Stock Market Certificates embedded derivatives of $6.3 million or its intrinsic interest of $(8.3) million as of three months ended June 30, 2025, respectively. These amounts are included in Total certificate reserves.

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Three Months Ended June 30, 2025
(in thousands)
Part 2 - Descriptions of Additions to Reserves Charged to
Other Accounts and Deductions from Reserves Credited to Other Accounts

Three months ended June 30, 2025
Additional credits on installment certificates and accrued interest thereon:
Other additions represent:
Transfers from maturities to extended maturities, additional credits/interest and advance payments	$97

Other deductions represent:
Transfers to reserves on a quarterly basis for installment certificates	$(97)

Optional settlement certificates:
Other additions represent:
Transfers from installment certificate reserves (less surrender charges), optional settlement privileges	$28

Single-Payment certificates:
Other additions represent:
Flexible Savings	$62,745
Stepup	13
Cash Reserve-3mo	3,361
Stock Market	99
IC-Stock1	233
IC-Stock2	169
IC-Stock3	82
Market Strategy	231
RP-Q	1
Cash Reserve-RP-3mo	1,372
Flexible Savings-RP	26,955
Stepup-RP	9
Stock Market-RP	37
RP-Stock1	110
RP-Stock2	115
RP-Stock3	47
Market Strategy-RP	84
Transfers from accruals at anniversaries maintained in a separate reserve account	4
$95,667

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Three Months Ended June 30, 2025
(in thousands)

Three months ended June 30, 2025
Other deductions represent:
Transfers to optional settlement reserves:
Single-Payment	$(881)
Transfers to reserves for additional credits and accrued interest thereon	4
Flexible Savings	(62,751)
Stepup	(13)
Cash Reserve-3mo	(3,361)
Stock Market	(4)
Stock1	(8)
Stock2	(4)
Stock3	(3)
Market Strategy Cert	(14)
RP-Q	1
Cash Reserve-RP-3mo	(1,372)
Flexible Savings-RP	(26,955)
Stepup-RP	(9)
Stock Market-RP	(37)
RP-Stock1	(110)
RP-Stock2	(116)
RP-Stock3	(48)
Transfers to Federal tax withholding	7
$(95,674)

Due to unlocated certificate holders:
Other additions represent:
Amounts equivalent to payments due certificates holders who could not be located	$102

Other deductions represent:
Payments to certificate holders credited to cash	$(138)

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Three Months Ended June 30, 2025
(in thousands)
Part 3 - Information Regarding Installment Certificates

	Number of Accounts w/ Certificate Holders		Amount of Maturity Value		Amount of Reserves		Deduction from Reserves Cash Surrenders Prior to Maturity Surrender	Other Deductions
MO’s Paid	As of April 1, 2025	As of June 30, 2025	As of April 1, 2025	As of June 30, 2025	As of April 1, 2025	As of June 30, 2025	As of June 30, 2025	As of June 30, 2025

1-12	89	86	$1,635	$1,497	$341	$456	$3	$—
13-24	158	126	5,173	2,836	1,402	564	23	—
25-36	243	271	36,126	25,857	2,901	2,863	125	—
37-48	41	46	2,314	6,947	518	1,168	125	—
49-60	33	39	615	2,012	437	659	4	—
61-72	36	30	284	139	570	555	50	—
73-84	75	66	4,966	4,844	1,467	1,250	21	—
85-96	45	52	3,309	3,275	661	780	4	—
97-108	53	52	131	299	1,551	1,516	—	—
109-120	48	44	—	—	629	794	52	—
121-132	—	—	—	—	—	—	30	—
TOTAL - ALL SERIES	821	812	$54,553	$47,706	$10,477	$10,605	$437	$—

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited)
Six Months Ended June 30, 2026
(in thousands)
Part 1 - Summary of Changes

Description	June 30, 2026
Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
	No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Installment certificates:
Reserves to mature:
Inst I95	591	$—	$8,766	$—	$1,978	$136	$(856)	$(1,812)	$—	566	$—	$8,212
Inst-E	5	—	56	—	107	2	—	(6)	—	4	—	159
Inst-R	154	32,196	1,406	—	142	21	(41)	(252)	—	152	31,549	1,276
Inst-R-E	2	240	107	—	—	2	—	—	—	2	240	109
Total	752	32,436	10,335	—	2,227	161	(897)	(2,070)	—	724	31,789	9,756
Additional credits and accrued interest thereon:
Inst I95	—	—	12	134	—	—	—	—	(136)	—	—	10
Inst-E	—	—	(1)	2	—	—	—	—	(2)	—	—	(1)
Inst-R	—	—	3	21	—	—	—	—	(21)	—	—	3
Inst-R-E	—	—	—	2	—	—	—	—	(2)	—	—	—
Total	—	—	14	159	—	—	—	—	(161)	—	—	12
Total Installment Certificates	752	32,436	10,349	159	2,227	161	(897)	(2,070)	(161)	724	31,789	9,768

Single Pay - Non Qualified Certificates
Single - Payment certificates:
IC-Flexible Savings (Variable Term) - 165	118,119	4,493,965	4,872,812	—	687,941	73,890	(2,854)	(1,200,892)	—	103,085	4,086,004	4,430,897
IC - Stepup - 190	39	969	1,123	—	—	16	—	(208)	—	29	796	931
Cash Reserve Variables PMT - 3mo. - 662	44,219	732,028	744,360	—	469,633	5,876	(2,143)	(511,993)	—	41,550	693,340	705,733
IC-Stock Market - 180	785	3,952	4,953	—	—	104	(476)	(395)	—	660	3,291	4,186
IC-MSC - 181	987	14,367	17,400	—	—	308	(585)	(1,739)	—	836	12,544	15,384
IC-Stock1 - 210	2,449	14,176	16,482	—	—	317	—	(1,660)	—	2,186	12,787	15,139
IC-Stock2 - 220	334	4,442	5,032	—	—	73	—	(509)	—	287	4,004	4,596
IC-Stock3 - 230	702	11,006	11,956	—	—	1,031	—	(5,672)	—	516	6,246	7,315
Total	167,634	5,274,905	5,674,118	—	1,157,574	81,615	(6,058)	(1,723,068)	—	149,149	4,819,012	5,184,181
Additional credits and accrued interest thereon:
IC-Flexible Savings	—	—	6,809	75,020	—	—	—	(2,250)	(73,899)	—	—	5,680
IC-Stepup -190	—	—	4	16	—	—	—	—	(16)	—	—	4
Cash Reserve Variable Payment-3mo.	—	—	521	7,265	—	—	—	(1,411)	(5,876)	—	—	499
IC-Stk Mkt, 2004/16/31-4000/16	—	—	4	2	—	—	—	—	(3)	—	—	3
IC-Stock1 - 210	—	—	11	9	—	—	—	—	(9)	—	—	11
IC-Stock2 - 220	—	—	13	(1)	—	—	—	—	(6)	—	—	6
IC-Stock3 - 230	—	—	57	16	—	—	—	(1)	(53)	—	—	19
IC-MSC	—	—	7	15	—	—	—	—	(17)	—	—	5
Total	—	—	7,426	82,342	—	—	—	(3,662)	(79,879)	—	—	6,227
Accrued for additional credits to be allowed at next anniversaries:
SP 75	—	—	(1)	—	—	—	—	—	—	—	—	(1)
IC-Stock	—	—	175	62	—	—	—	—	(101)	—	—	136
IC-Stock1 - 210	—	—	483	269	—	—	—	(1)	(308)	—	—	443
IC-Stock2 - 220	—	—	356	14	—	—	—	(1)	(67)	—	—	302
IC-Stock3 - 230	—	—	1,575	136	—	—	—	(60)	(979)	—	—	672
IC-Market Strategy Certificate - Part Int 2019/2102/4061	—	—	438	243	—	—	—	(5)	(291)	—	—	385
Total	—	—	3,026	724	—	—	—	(67)	(1,746)	—	—	1,937

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Six Months Ended June 30, 2026
(in thousands)

Description		June 30, 2026
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Total Single Pay - Non Qualified Certificates		167,634	5,274,905	5,684,570	83,066	1,157,574	81,615	(6,058)	(1,726,797)	(81,625)	149,149	4,819,012	5,192,345

R-Series Single Pay - Qualified Certificates
R-77 - 910	3.5	1	4	12	—	—	—	—	—	—	1	4	12
R-78 - 911	3.5	2	4	12	—	—	—	—	—	—	2	4	12
R-79 - 912	3.5	2	10	21	—	—	1	—	—	—	2	10	22
R-80 - 913	3.5	2	12	23	—	—	1	—	(1)	—	2	12	23
R-81 - 914	3.5	1	10	21	—	—	1	—	—	—	1	10	22
R-82A - 915	3.5	3	10	10	—	—	1	—	—	—	3	10	11
RP-Q - 916		17	20	63	—	—	1	—	(7)	—	16	17	57
R-II - 920	3.5	6	40	47	—	—	1	—	(3)	—	6	38	45
RP-Flexible Savings - 971		51,609	1,956,998	2,106,775	—	153,842	32,478	(1,498)	(442,400)	—	44,982	1,708,943	1,849,197
Cash Reserve RP-3 mo. - 972		21,534	314,051	319,108	—	172,993	2,440	(328)	(192,518)	—	20,223	296,411	301,695
RP-Stock Market - 960		227	1,950	2,388	—	—	49	(76)	(209)	—	176	1,720	2,152
RP-Stepup - 940		22	447	520	—	—	7	—	(71)	—	20	387	456
RP-Stock1 - 941		664	6,420	7,299	—	—	134	—	(847)	—	586	5,710	6,586
RP-Stock2 - 942		147	2,439	2,710	—	—	53	—	(248)	—	129	2,226	2,515
RP-Stock3 - 943		421	6,368	6,836	—	—	777	—	(3,791)	—	288	3,277	3,822
Market Strategy Cert - 961		275	6,556	7,418	—	—	125	(67)	(572)	—	252	6,011	6,904
D-1 990-993		1	220	220	—	—	3	—	(60)	—	1	162	163
Total		74,934	2,295,559	2,453,483	—	326,835	36,072	(1,969)	(640,727)	—	66,690	2,024,952	2,173,694
Additional Interest on R-Series Single Payment Reserves:
R-78	3.5	—	—	(1)	—	—	—	—	—	—	—	—	(1)
R-79	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-80	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-81	3.5	—	—	—	—	—	—	—	—	(1)	—	—	(1)
R-82A	3.5	—	—	—	—	—	—	—	—	(1)	—	—	(1)
RP-Q		—	—	—	1	—	—	—	—	—	—	—	1
R-II	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
RP-Flexible Savings		—	—	2,935	32,549	—	—	—	(656)	(32,477)	—	—	2,351
RP-Stepup - 940		—	—	2	6	—	—	—	—	(7)	—	—	1
Cash Reserve RP-3 mo.		—	—	232	3,073	—	—	—	(647)	(2,440)	—	—	218
RP-Stock Market		—	—	—	1	—	—	—	—	(1)	—	—	—
RP-Stock1		—	—	10	8	—	—	—	—	(10)	—	—	8
RP-Stock2		—	—	3	1	—	—	—	—	(2)	—	—	2
RP-Stock3		—	—	37	4	—	—	—	(1)	(36)	—	—	4
Market Strategy Cert		—	—	9	10	—	—	—	—	(14)	—	—	5
D-1 - 400		2	3	(1)	3	—	—	—	—	(3)	—	—	(1)
Total		2	3	3,226	35,659	—	—	—	(1,304)	(34,995)	—	—	2,586
Accrued for additional credits to be allowed at next anniversaries:
RP-Stock Market		—	—	66	45	—	—	—	—	(48)	—	—	63
RP-Stock1 - 941		—	—	193	110	—	—	—	(1)	(123)	—	—	179
RP-Stock2 - 942		—	—	199	23	—	—	—	—	(51)	—	—	171
RP-Stock3 - 943		—	—	989	90	—	—	—	—	(741)	—	—	338
Market Strategy Cert		—	—	171	105	—	—	—	(2)	(111)	—	—	163
Total		—	—	1,618	373	—	—	—	(3)	(1,074)	—	—	914

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Six Months Ended June 30, 2026
(in thousands)

Description	June 30, 2026
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Total R-Series Single Pay - Qualified Certificates		74,936	2,295,562	2,458,327	36,032	326,835	36,072	(1,969)	(642,034)	(36,069)	66,690	2,024,952	2,177,194

Optional Settlement Certificates
Other series and conversions from Single Payment Certificates	2.5 - 3 - 3.5	—	—	1,449	21	—	—	(116)	(105)	—	—	—	1,249
Series R-II & RP-2-84 - 88 -Prod 921	3.5	—	—	1	—	—	—	—	—	—	—	—	1
Add’l credits and accrued int. thereon	2.5 - 3	—	—	7	—	—	—	—	(1)	—	—	—	6
Accrued for additional credits to be allowed at next anniversaries		—	—	(3)	—	—	—	—	—	—	—	—	(3)
Total Optional Settlement		—	—	1,454	21	—	—	(116)	(106)	—	—	—	1,253
Due to unlocated cert holders		—	—	1,134	—	—	310	—	—	(252)	—	—	1,192
Total Certificate Reserves (1)		243,322	$7,602,903	$8,155,834	$119,278	$1,486,636	$118,158	$(9,040)	$(2,371,007)	$(118,107)	216,563	$6,875,753	$7,381,752

(1) Total certificate reserves does not include Stock Market Certificates embedded derivatives of $2.6 million or its intrinsic interest of $(3.8) million as of six months ended June 30, 2026, respectively. These amounts are included in Total certificate reserves.

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Six Months Ended June 30, 2026
(in thousands)
Part 2 - Descriptions of Additions to Reserves Charged to
Other Accounts and Deductions from Reserves Credited to Other Accounts

Six months ended June 30, 2026
Additional credits on installment certificates and accrued interest thereon:
Other additions represent:
Transfers from maturities to extended maturities, additional credits/interest and advance payments	$161

Other deductions represent:
Transfers to reserves on a quarterly basis for installment certificates	$(161)

Single-Payment certificates:
Other additions represent:
Flexible Savings	$73,890
Stepup	16
Cash Reserve-3mo	5,876
Stock Market	104
IC-Stock1	317
IC-Stock2	73
IC-Stock3	1,031
Market Strategy	308
RP-Q	1
Cash Reserve-RP-3mo	2,440
Flexible Savings-RP	32,478
Stepup-RP	7
Stock Market-RP	49
RP-Stock1	134
RP-Stock2	53
RP-Stock3	777
Market Strategy-RP	125
Transfers from accruals at anniversaries maintained in a separate reserve account	8
$117,687

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Six Months Ended June 30, 2026
(in thousands)

Six months ended June 30, 2026
Other deductions represent:
Transfers to optional settlement reserves:
Single-Payment	$(1,896)
Transfers to reserves for additional credits and accrued interest thereon	8
Flexible Savings	(73,899)
Stepup	(16)
Cash Reserve-3mo	(5,876)
Stock Market	(3)
Stock1	(9)
Stock2	(6)
Stock3	(53)
Market Strategy Cert	(17)
Cash Reserve-RP-3mo	(2,440)
Flexible Savings-RP	(32,477)
Stepup-RP	(7)
Stock Market-RP	(49)
RP-Stock1	(133)
RP-Stock2	(53)
RP-Stock3	(777)
Transfers to Federal tax withholding	9
$(117,694)

Due to unlocated certificate holders:
Other additions represent:
Amounts equivalent to payments due certificates holders who could not be located	$310

Other deductions represent:
Payments to certificate holders credited to cash	$(252)

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Six Months Ended June 30, 2026
(in thousands)
Part 3 - Information Regarding Installment Certificates

MO’s Paid	Number of Accounts w/ Certificate Holders		Amount of Maturity Value		Amount of Reserves		Deduction from Reserves Cash Surrenders Prior to Maturity Surrender	Other Deductions
	As of January 1, 2026	As of June 30, 2026	As of January 1, 2026	As of June 30, 2026	As of January 1, 2026	As of June 30, 2026	As of June 30, 2026	As of June 30, 2026

1-12	70	76	$1,300	$823	$422	$237	$1	$—
13-24	108	69	2,290	1,196	507	523	6	—
25-36	165	118	2,403	2,646	1,294	901	24	—
37-48	167	232	15,453	10,325	3,429	4,020	102	—
49-60	36	41	2,826	6,920	451	672	—	—
61-72	26	37	110	2,013	375	603	12	—
73-84	46	26	2,659	121	1,262	519	23	—
85-96	66	52	5,247	4,638	805	1,034	77	—
97-108	27	45	148	3,107	389	751	67	—
109-120	41	28	—	—	1,401	496	199	—
121-132	—	—	—	—	—	—	147	—
TOTAL - ALL SERIES	752	724	$32,436	$31,789	$10,335	$9,756	$658	$—

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited)
Six Months Ended June 30, 2025
(in thousands)
Part 1 - Summary of Changes

Description	June 30, 2025
Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
	No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Installment certificates:
Reserves to mature:
Inst I95	655	$—	$8,280	$—	$2,039	$160	$(138)	$(1,194)	$—	638	$—	$9,147
Inst-E	5	—	44	—	8	—	—	—	—	5	—	52
Inst-R	165	51,744	1,261	—	154	25	(10)	(44)	—	167	47,466	1,386
Inst-R-E	3	2,292	683	—	—	10	(673)	—	—	2	240	20
Total	828	54,036	10,268	—	2,201	195	(821)	(1,238)	—	812	47,706	10,605
Additional credits and accrued interest thereon:
Inst I95	—	—	14	161	—	—	—	—	(161)	—	—	14
Inst-E	—	—	(1)	1	—	—	—	—	—	—	—	—
Inst-R	—	—	3	25	—	—	—	—	(25)	—	—	3
Inst-R-E	—	—	—	9	—	—	—	—	(9)	—	—	—
Total	—	—	16	196	—	—	—	—	(195)	—	—	17
Total Installment Certificates	828	54,036	10,284	196	2,201	195	(821)	(1,238)	(195)	812	47,706	10,622

Single Pay - Non Qualified Certificates
Single - Payment certificates:
IC-Flexible Savings (Variable Term) - 165	159,643	6,575,440	6,986,903	—	500,316	133,077	(5,484)	(1,578,768)	—	141,325	5,618,721	6,036,044
IC - Stepup - 190	67	1,566	1,768	—	—	27	—	(276)	—	60	1,323	1,519
Cash Reserve Variables PMT - 3mo. - 662	50,708	844,318	856,286	—	571,784	6,874	(2,611)	(629,646)	—	47,455	790,222	802,687
IC-Stock Market - 180	1,229	6,839	8,300	—	—	189	(668)	(1,047)	—	996	5,474	6,774
IC-MSC - 181	1,395	20,721	24,545	—	—	494	(898)	(3,220)	—	1,160	17,510	20,921
IC-Stock1 - 210	3,044	20,221	22,379	—	—	520	—	(3,844)	—	2,657	16,845	19,055
IC-Stock2 - 220	481	7,714	8,158	—	—	398	—	(2,931)	—	387	5,082	5,625
IC-Stock3 - 230	1,025	17,645	18,655	—	—	100	—	(1,977)	—	929	15,915	16,778
Total	217,592	7,494,464	7,926,994	—	1,072,100	141,679	(9,661)	(2,221,709)	—	194,969	6,471,092	6,909,403
Additional credits and accrued interest thereon:
IC-Flexible Savings	—	—	11,907	134,402	—	—	—	(3,873)	(133,095)	—	—	9,341
IC-Stepup -190	—	—	5	27	—	—	—	(1)	(27)	—	—	4
IC-FS-EMP	—	—	613	8,420	—	—	—	(1,592)	(6,870)	—	—	571
Cash Reserve Variable Payment-3mo.	—	—	8	5	—	—	—	—	(7)	—	—	6
IC-Stk Mkt, 2004/16/31-4000/16	—	—	22	15	—	—	—	—	(18)	—	—	19
IC-Stock1 - 210	—	—	19	2	—	—	—	—	(8)	—	—	13
IC-Stock2 - 220	—	—	68	18	—	—	—	—	(3)	—	—	83
IC-Stock3 - 230	—	—	14	26	—	—	—	—	(28)	—	—	12
Total	—	—	12,656	142,915	—	—	—	(5,466)	(140,056)	—	—	10,049
Accrued for additional credits to be allowed at next anniversaries:
SP 75	—	—	(1)	—	—	—	—	—	—	—	—	(1)
IC-Stock	—	—	320	127	—	—	—	—	(182)	—	—	265
IC-Stock1 - 210	—	—	793	365	—	—	—	(4)	(502)	—	—	652
IC-Stock2 - 220	—	—	684	124	—	—	—	—	(390)	—	—	418
IC-Stock3 - 230	—	—	2,526	87	—	—	—	(6)	(97)	—	—	2,510
IC-Market Strategy Certificate - Part Int 2019/2102/4061	—	—	752	368	—	—	—	(10)	(466)	—	—	644
Total	—	—	5,074	1,071	—	—	—	(20)	(1,637)	—	—	4,488

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Six Months Ended June 30, 2025
(in thousands)

Description		June 30, 2025
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Total Single Pay - Non Qualified Certificates		217,592	7,494,464	7,944,724	143,986	1,072,100	141,679	(9,661)	(2,227,195)	(141,693)	194,969	6,471,092	6,923,940

R-Series Single Pay - Qualified Certificates
R-77 - 910	3.5	2	9	21	—	—	1	—	—	—	2	9	22
R-78 - 911	3.5	3	9	20	—	—	1	—	(9)	—	2	4	12
R-79 - 912	3.5	4	20	39	—	—	1	—	(15)	—	3	12	25
R-80 - 913	3.5	3	20	37	—	—	1	—	(15)	—	2	12	23
R-81 - 914	3.5	1	10	20	—	—	1	—	—	—	1	10	21
R-82A - 915	3.5	5	22	27	—	—	1	—	(6)	—	4	18	22
RP-Q - 916		17	20	63	—	—	1	—	(1)	—	17	20	63
R-II - 920	3.5	6	43	48	—	—	1	—	(3)	—	6	40	46
RP-Flexible Savings - 971		66,616	2,695,750	2,856,250	—	255,528	56,307	(2,109)	(583,275)	—	60,309	2,416,680	2,582,701
Cash Reserve RP-3 mo. - 972		24,334	350,253	355,018	—	214,011	2,739	(47)	(237,900)	—	23,046	328,745	333,821
RP-Stock Market - 960		336	2,882	3,403	—	—	65	(193)	(255)	—	281	2,514	3,020
RP-Stepup - 940		43	944	1,062	—	—	17	—	(178)	—	37	789	901
RP-Stock1 - 941		866	8,648	9,463	—	—	204	—	(1,612)	—	757	7,186	8,055
RP-Stock2 - 942		214	3,376	3,552	—	—	233	—	(857)	—	167	2,624	2,928
RP-Stock3 - 943		616	10,246	10,730	—	—	53	—	(917)	—	560	9,463	9,866
Market Strategy Cert - 961		387	8,562	9,490	—	—	182	(81)	(1,315)	—	321	7,422	8,276
D-1 990-993		2	287	347	—	—	5	(19)	(48)	—	1	245	285
Total		93,455	3,081,101	3,249,590	—	469,539	59,813	(2,449)	(826,406)	—	85,516	2,775,793	2,950,087
Additional Interest on R-Series Single Payment Reserves:
R-77	3.5	—	—	—	—	—	—	—	—	(1)	—	—	(1)
R-78	3.5	—	—	—	—	—	—	—	—	(1)	—	—	(1)
R-79	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-80	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-81	3.5	—	—	—	—	—	—	—	—	(1)	—	—	(1)
R-82A	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
RP-Q		—	—	—	1	—	—	—	—	—	—	—	1
R-II	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
RP-Flexible Savings		—	—	4,936	56,376	—	—	—	(947)	(56,307)	—	—	4,058
RP-Stepup - 940		—	—	2	16	—	—	—	—	(17)	—	—	1
Cash Reserve RP-3 mo.		—	—	254	3,436	—	—	—	(713)	(2,739)	—	—	238
RP-Stock Market		—	—	1	1	—	—	—	—	(2)	—	—	—
RP-Stock1		—	—	16	15	—	—	—	—	(15)	—	—	16
RP-Stock2		—	—	4	2	—	—	—	—	(2)	—	—	4
RP-Stock3		—	—	40	5	—	—	—	(1)	(2)	—	—	42
Market Strategy Cert		—	—	18	19	—	—	—	—	(23)	—	—	14
D-1 - 400		4	8	—	6	—	—	—	(1)	(5)	3	6	—
Total		4	8	5,271	59,881	—	—	—	(1,662)	(59,119)	3	6	4,371
Accrued for additional credits to be allowed at next anniversaries:
RP-Stock Market		—	—	111	62	—	—	—	(1)	(63)	—	—	109
RP-Stock1 - 941		—	—	289	149	—	—	—	(2)	(189)	—	—	247
RP-Stock2 - 942		—	—	331	92	—	—	—	—	(232)	—	—	191
RP-Stock3 - 943		—	—	1,565	37	—	—	—	—	(51)	—	—	1,551
Market Strategy Cert		—	—	265	127	—	—	—	(3)	(159)	—	—	230
Total		—	—	2,561	467	—	—	—	(6)	(694)	—	—	2,328

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Six Months Ended June 30, 2025
(in thousands)

Description	June 30, 2025
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Total R-Series Single Pay - Qualified Certificates		93,459	3,081,109	3,257,422	60,348	469,539	59,813	(2,449)	(828,074)	(59,813)	85,519	2,775,799	2,956,786

Optional Settlement Certificates
Other series and conversions from Single Payment Certificates	2.5 - 3 - 3.5	—	—	1,997	1	—	28	(231)	(96)	—	—	—	1,699
Series R-II & RP-2-84 - 88 -Prod 921	3.5	—	—	8	—	—	—	(6)	—	—	—	—	2
Add’l credits and accrued int. thereon	2.5 - 3	—	—	8	—	—	—	(1)	—	—	—	—	7
Accrued for additional credits to be allowed at next anniversaries		—	—	(3)	—	—	—	—	—	—	—	—	(3)
Total Optional Settlement		—	—	2,010	1	—	28	(238)	(96)	—	—	—	1,705
Due to unlocated cert holders		—	—	662	—	—	324	—	—	(291)	—	—	695
Total Certificate Reserves (1)		311,879	$10,629,609	$11,215,102	$204,531	$1,543,840	$202,039	$(13,169)	$(3,056,603)	$(201,992)	281,300	$9,294,597	$9,893,748

(1) Total certificate reserves does not include Stock Market Certificates embedded derivatives of $6.3 million or its intrinsic interest of $(8.3) million as of six months ended June 30, 2025. These amounts are included in Total certificate reserves.

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Six Months Ended June 30, 2025
(in thousands)
Part 2 - Descriptions of Additions to Reserves Charged to
Other Accounts and Deductions from Reserves Credited to Other Accounts

Six months ended June 30, 2025
Additional credits on installment certificates and accrued interest thereon:
Other additions represent:
Transfers from maturities to extended maturities, additional credits/interest and advance payments	$195

Other deductions represent:
Transfers to reserves on a quarterly basis for installment certificates	$(195)

Optional settlement certificates:
Other additions represent:
Transfers from installment certificate reserves (less surrender charges), optional settlement privileges	$28

Single-Payment certificates:
Other additions represent:
Flexible Savings	$133,077
Stepup	27
Cash Reserve-3mo	6,874
Stock Market	189
IC-Stock1	520
IC-Stock2	398
IC-Stock3	100
Market Strategy	494
RP-Q	1
Cash Reserve-RP-3mo	2,739
Flexible Savings-RP	56,307
Stepup-RP	17
Stock Market-RP	65
RP-Stock1	204
RP-Stock2	233
RP-Stock3	53
Market Strategy-RP	182
Transfers from accruals at anniversaries maintained in a separate reserve account	12
$201,492

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Six Months Ended June 30, 2025
(in thousands)

Six months ended June 30, 2025
Other deductions represent:
Transfers to optional settlement reserves:
Single-Payment	$(1,861)
Transfers to reserves for additional credits and accrued interest thereon	12
Flexible Savings	(133,095)
Stepup	(27)
Cash Reserve-3mo	(6,870)
Stock Market	(7)
Stock1	(18)
Stock2	(8)
Stock3	(3)
Market Strategy Cert	(28)
Cash Reserve-RP-3mo	(2,739)
Flexible Savings-RP	(56,307)
Stepup-RP	(17)
Stock Market-RP	(65)
RP-Stock1	(204)
RP-Stock2	(234)
RP-Stock3	(53)
Transfers to Federal tax withholding	18
$(201,506)

Due to unlocated certificate holders:
Other additions represent:
Amounts equivalent to payments due certificates holders who could not be located	$324

Other deductions represent:
Payments to certificate holders credited to cash	$(291)

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Six Months Ended June 30, 2025
(in thousands)
Part 3 - Information Regarding Installment Certificates

MO’s Paid	Number of Accounts w/ Certificate Holders		Amount of Maturity Value		Amount of Reserves		Deduction from Reserves Cash Surrenders Prior to Maturity Surrender	Other Deductions
	As of January 1, 2025	As of June 30, 2025	As of January 1, 2025	As of June 30, 2025	As of January 1, 2025	As of June 30, 2025	As of June 30, 2025	As of June 30, 2025

1-12	116	86	$2,355	$1,497	$352	$456	$3	$—
13-24	178	126	4,589	2,836	1,557	564	23	—
25-36	200	271	35,531	25,857	2,606	2,863	125	—
37-48	41	46	2,877	6,947	431	1,168	125	—
49-60	31	39	109	2,012	403	659	4	—
61-72	57	30	2,732	139	1,319	555	50	—
73-84	71	66	5,260	4,844	833	1,250	21	—
85-96	41	52	571	3,275	630	780	4	—
97-108	57	52	12	299	1,627	1,516	—	—
109-120	36	44	—	—	510	794	52	—
121-132	—	—	—	—	—	—	30	—
TOTAL - ALL SERIES	828	812	$54,036	$47,706	$10,268	$10,605	$437	$—

Ameriprise Certificate Company
Schedule VII — Valuation and Qualifying Accounts (Unaudited)
Three and Six Months Ended June 30, 2026 and 2025
(in thousands)

Reserves deducted from assets to which they apply	Three Months Ended June 30, 2026
	Balance at beginning of period	Change in allowance/ writedowns from 2025 to 2026	Balance at end of period
Allowance for credit losses:
Conventional first mortgage loans and other loans	$539	$30	$569

Reserves deducted from assets to which they apply	Three Months Ended June 30, 2025
	Balance at beginning of period	Change in allowance/ writedowns from 2024 to 2025	Balance at end of period
Allowance for credit losses:
Conventional first mortgage loans and other loans	$625	$(8)	$617

Reserves deducted from assets to which they apply	Six Months Ended June 30, 2026
	Balance at beginning of period	Change in allowance/ writedowns from 2025 to 2026	Balance at end of period
Allowance for credit losses:
Conventional first mortgage loans and other loans	$487	$82	$569

Reserves deducted from assets to which they apply	Six Months Ended June 30, 2025
	Balance at beginning of period	Change in allowance/ writedowns from 2024 to 2025	Balance at end of period
Allowance for credit losses:
Conventional first mortgage loans and other loans	$709	$(92)	$617