Form 10-Q
period 2026-09-30
AMERIPRISE CERTIFICATE CO
filed 2026-10-30
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	811-00002

AMERIPRISE CERTIFICATE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	41-6009975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $10 per share)	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at October 30, 2026
Common Stock (par value $10 per share)	150,000 shares

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
Results of Operations for the Nine Months Ended September 30, 2026 and 2025
ACC’s net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income trends occur largely due to changes in returns on ACC’s investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles (“GAAP”).
Net income decreased $14.6 million, or 20%, for the nine months ended September 30, 2026 compared to the prior year period primarily due to lower investment income, partially offset by lower net provision for certificate reserves and lower investment expenses. Client deposits decreased $1.6 billion from the prior year period to $7.3 billion as of September 30, 2026. After a period of strong growth, ACC has experienced net outflows during the past eleven quarters.
Investment income decreased $137.2 million, or 33%, for the nine months ended September 30, 2026 compared to the prior year period reflecting lower average investment balances and a decrease in the average invested asset yield, driven by lower average short-term interest rates. Assets include $7.1 billion of Available-for-Sale securities, $0.6 billion of cash and cash equivalents, and $0.1 billion of loans and other assets. The ACC investment portfolio securities are mostly rated AA+ and primarily consist of structured assets and government bonds, of which 37% were floating rate and approximately 28% were 6-month Treasury Bills or short-term Federal Home Loan Bank securities as of September 30, 2026. The duration of ACC investments was 1.7 years as of September 30, 2026 compared to 1.4 years as of September 30, 2025.

Index
AMERIPRISE CERTIFICATE COMPANY
Investment expenses decreased $9.4 million, or 28%, for the nine months ended September 30, 2026 compared to the prior year period primarily due to volume-driven decreases in investment advisory fees and distribution expenses.
Net provision for certificate reserves decreased $111.4 million, or 39%, for the nine months ended September 30, 2026 compared to the prior year period primarily due to lower average certificate balances, as well as lower average client crediting rates. The average certificate reserve balance for ACC was $7.5 billion for the nine months ended September 30, 2026 compared to $10.2 billion for the prior year period with the average crediting rate of 3.10% for the nine months ended September 30, 2026 compared to 3.73% for the prior year period.
Net realized gain (loss) on investments before income taxes decreased $2.6 million for the nine months ended September 30, 2026 compared to the prior year period primarily due to net realized gains of $0.2 million for the nine months ended September 30, 2026 compared to net realized gains of $2.8 million in the prior year period.
ACC’s effective tax rate was 24.4% for the nine months ended September 30, 2026 compared to 24.1% for the prior year period. See Note 12 to our Consolidated Financial Statements for additional discussion on income taxes.
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
ACC’s management, under the supervision and with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s principal executive officer and principal financial officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2026.
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

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date:	October 30, 2026	By:	/s/ Abu M. Arif
Abu M. Arif
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 30, 2026	By:	/s/ Thomas A. Nickerson
Thomas A. Nickerson
Vice President and Chief Financial Officer
(Principal Financial Officer)

Index
AMERIPRISE CERTIFICATE COMPANY
Index to Consolidated Financial Statements and Schedules
Consolidated Financial Statements:

Part I. Financial Information (Unaudited)
Consolidated Statements of Operations — Three and nine months ended September 30, 2026 and 2025		F-2
Consolidated Statements of Comprehensive Income — Three and nine months ended September 30, 2026 and 2025		F-3
Consolidated Balance Sheets — September 30, 2026 and December 31, 2025		F-4
Consolidated Statements of Shareholder's Equity — Three and nine months ended September 30, 2026 and 2025		F-6
Consolidated Statements of Cash Flows — Nine months ended September 30, 2026 and 2025		F-7
Notes to Consolidated Financial Statements		F-8
1.	Basis of Presentation	F-8
2.	Recent Accounting Pronouncements	F-8
3.	Deposit of Assets and Maintenance of Qualified Assets	F-8
4.	Investments	F-9
5.	Financing Receivables	F-13
6.	Certificate Reserves	F-15
7.	Fair Values of Assets and Liabilities	F-16
8.	Offsetting Assets and Liabilities	F-21
9.	Derivatives and Hedging Activities	F-22
10.	Contingencies	F-23
11.	Shareholder’s Equity	F-23
12.	Income Taxes	F-24

Part II. Consolidated Financial Schedules (Unaudited)
I.	Investments in Securities of Unaffiliated Issuers — September 30, 2026 and December 31, 2025	F-25
III.	Mortgage Loans on Real Estate and Interest Earned on Mortgages — Three and nine months ended September 30, 2026 and 2025	F-57
V.	Qualified Assets on Deposit — September 30, 2026 and December 31, 2025	F-62
VI.	Certificate Reserves — Three and nine months ended September 30, 2026 and 2025	F-63
VII.	Valuation and Qualifying Accounts — Three and nine months ended September 30, 2026 and 2025	F-87

All other Schedules required by Article 6 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

Index
AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Investment Income:
Interest income:
Available-for-Sale securities	$82,348	$118,555	$253,996	$383,952
Commercial mortgage loans and syndicated loans	1,836	1,938	5,545	5,724
Cash and cash equivalents	5,004	6,156	15,596	22,764
Certificate loans	—	1	1	2
Other	(2)	(32)	(14)	(77)
Total investment income	89,186	126,618	275,124	412,365
Investment Expenses:
Ameriprise Financial and affiliated company fees:
Distribution	1,844	2,146	5,498	8,928
Investment advisory and services	4,120	5,323	12,764	17,189
Transfer agent	1,631	2,109	5,173	6,696
Depository	12	21	36	64
Other	162	149	470	447
Total investment expenses	7,769	9,748	23,941	33,324
Net investment income before provision for certificate reserves and income taxes	81,417	116,870	251,183	379,041
Provision for Certificate Reserves:
According to the terms of the certificates:
Provision for certificate reserves	36	63	125	204
Additional credits/interest authorized by ACC	56,550	82,886	175,366	286,959
Total provision for certificate reserves before reserve recoveries	56,586	82,949	175,491	287,163
Reserve recoveries from terminations prior to maturity	(246)	(384)	(832)	(1,063)
Net provision for certificate reserves	56,340	82,565	174,659	286,100
Net investment income before income taxes	25,077	34,305	76,524	92,941
Income tax expense	6,184	8,376	18,677	22,469
Net investment income, after-tax	18,893	25,929	57,847	70,472
Net realized gain (loss) on investments:
Securities of unaffiliated issuers before income taxes	33	170	214	2,770
Income tax expense (benefit)	7	36	45	582
Net realized gain (loss) on investments, after-tax	26	134	169	2,188
Net income	$18,919	$26,063	$58,016	$72,660
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net income	$18,919	$26,063	$58,016	$72,660
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period	(44,948)	19,472	(59,138)	31,614
Reclassification of net (gains) losses on securities included in net income	(51)	(66)	(298)	(2,124)
Total other comprehensive income (loss), net of tax	(44,999)	19,406	(59,436)	29,490
Total comprehensive income (loss)	$(26,080)	$45,469	$(1,420)	$102,150
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2026	December 31, 2025
	(in thousands, except share data)
Assets
Qualified Assets
Investments in unaffiliated issuers:
Cash and cash equivalents	$583,284	$775,589
Available-for-Sale securities:
Fixed maturities, at fair value (amortized cost: 2026, $7,123,890; 2025, $7,725,367; allowance for credit losses: 2026, nil; 2025, $3,432)	7,029,731	7,705,871
Commercial mortgage loans and syndicated loans, at amortized cost (fair value: 2026, $141,056; 2025, $144,429; allowance for credit losses: 2026, $600; 2025, $487)	142,569	143,525
Certificate loans – secured by certificate reserves, at cost, which approximates fair value	22	29
Total investments	7,755,606	8,625,014
Receivables:
Dividends and interest	19,950	23,277
Receivables from brokers, dealers and clearing organizations	902	920
Other receivables	503	374
Total receivables	21,355	24,571
Derivative assets	2,286	9,400
Total qualified assets	7,779,247	8,658,985
Other Assets:
Deferred taxes, net	26,460	8,344
Due from related party	—	31
Prepaid expenses	45	30
Total other assets	26,505	8,405
Total assets	$7,805,752	$8,667,390
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (continued)
	September 30, 2026	December 31, 2025
	(in thousands, except share data)
Liabilities and Shareholder’s Equity
Liabilities
Certificate reserves:
Reserves to mature - installment certificates	$9,188	$11,158
Reserves to mature - fully paid certificates	7,326,789	8,128,196
Additional credits and accrued interest	10,326	14,087
Due to unlocated certificate holders	1,155	1,134
Total certificate reserves	7,347,458	8,154,575
Accounts payable and accrued liabilities:
Due to related party	4,520	9,138
Taxes payable to parent	5,398	2,516
Payables to brokers, dealers and clearing organizations	68,633	213
Total accounts payable and accrued liabilities	78,551	11,867
Derivative liabilities	1,774	7,317
Other liabilities	30,439	28,681
Total liabilities	7,458,222	8,202,440

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	409,901	465,819
Retained earnings:
Appropriated for pre-declared additional credits and interest	2	46
Appropriated for additional interest on advance payments	15	15
Unappropriated	6,104	8,126
Accumulated other comprehensive income (loss), net of tax	(69,992)	(10,556)
Total shareholder’s equity	347,530	464,950
Total liabilities and shareholder’s equity	$7,805,752	$8,667,390
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

				Retained Earnings
	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Appropriated for Pre-Declared Additional Credits and Interest	Appropriated for Additional Interest on Advance Payments	Un-appropriated	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
	(in thousands, except share amounts)
Balance at July 1, 2026	150,000	$1,500	$410,117	$3	$15	$5,968	$(24,993)	$392,610
Net income	—	—	—	—	—	18,919	—	18,919
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(44,999)	(44,999)
Transfers between appropriated and unappropriated, net	—	—	—	(1)	—	1	—	—
Dividend to parent	—	—	—	—	—	(18,784)	—	(18,784)
Return of capital to parent	—	—	(216)	—	—	—	—	(216)
Balance at September 30, 2026	150,000	$1,500	$409,901	$2	$15	$6,104	$(69,992)	$347,530

Balance at July 1, 2025	150,000	$1,500	$561,293	$912	$15	$8,662	$(32,446)	$539,936
Net income	—	—	—	—	—	26,063	—	26,063
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	19,406	19,406
Transfers between appropriated and unappropriated, net	—	—	—	(531)	—	531	—	—
Dividend to parent	—	—	—	—	—	(26,807)	—	(26,807)
Return of capital to parent	—	—	(61,193)	—	—	—	—	(61,193)
Balance at September 30, 2025	150,000	$1,500	$500,100	$381	$15	$8,449	$(13,040)	$497,405

Balance at January 1, 2026	150,000	$1,500	$465,819	$46	$15	$8,126	$(10,556)	$464,950
Net income	—	—	—	—	—	58,016	—	58,016
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(59,436)	(59,436)
Transfers between appropriated and unappropriated, net	—	—	—	(44)	—	44	—	—
Dividend to parent	—	—	—	—	—	(60,082)	—	(60,082)
Return of capital to parent	—	—	(55,918)	—	—	—	—	(55,918)
Balance at September 30, 2026	150,000	$1,500	$409,901	$2	$15	$6,104	$(69,992)	$347,530

Balance at January 1, 2025	150,000	$1,500	$612,167	$2,635	$15	$27,468	$(42,530)	$601,255
Net income	—	—	—	—	—	72,660	—	72,660
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	29,490	29,490
Transfers between appropriated and unappropriated, net	—	—	—	(2,254)	—	2,254	—	—
Dividend to parent	—	—	—	—	—	(93,933)	—	(93,933)
Return of capital to parent	—	—	(112,067)	—	—	—	—	(112,067)
Balance at September 30, 2025	150,000	$1,500	$500,100	$381	$15	$8,449	$(13,040)	$497,405
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE CERTIFICATE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Cash Flows from Operating Activities
Net income	$58,016	$72,660
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, accretion of discounts, net	(44,070)	(75,082)
Deferred income tax expense (benefit)	543	(1,368)
Net realized (gain) loss on Available-for-Sale securities	3,055	(2,481)
Other net realized (gain) loss	50	107
Provision for credit losses	(3,319)	(396)
Changes in operating assets and liabilities:
Dividends and interest receivable	42,884	84,752
Certificate reserves, net	(2,927)	(5,464)
Taxes payable to/receivable from parent, net	2,882	9,186
Derivatives, net of collateral	(134)	(49)
Other liabilities	(1,286)	(3,271)
Other receivables	(129)	(189)
Other, net	(306)	(1,281)
Net cash provided by (used in) operating activities	55,259	77,124

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	6,551	682,903
Maturities, redemptions, calls and other	3,797,788	7,153,587
Purchases	(3,133,037)	(5,753,515)
Syndicated loans and commercial mortgage loans:
Sales, maturities and repayments	11,786	21,197
Purchases and fundings	(10,891)	(20,392)
Certificate loans, net	7	(7)
Net cash provided by (used in) investing activities	672,204	2,083,773

Cash Flows from Financing Activities
Payments from certificate holders and other additions	2,560,024	2,447,274
Certificate maturities and cash surrenders	(3,363,792)	(4,709,210)
Dividend to parent	(60,082)	(93,933)
Return of capital to parent	(55,918)	(112,067)
Net cash provided by (used in) financing activities	(919,768)	(2,467,936)

Net increase (decrease) in cash and cash equivalents	(192,305)	(307,039)
Cash and cash equivalents at beginning of period	775,589	823,843
Cash and cash equivalents at end of period	$583,284	$516,804

Supplemental disclosures:
Interest paid	$178,943	$293,938
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
Financial Instruments - Credit Losses: Purchased Loans
In November 2025, the FASB issued ASU 2025-08, Purchased Loans, which amends the accounting for certain acquired seasoned loans to require recognizing them at their purchase price plus an allowance for expected credit losses (referred to as the gross-up method). The standard is effective for annual periods beginning after December 15, 2026, including interim periods within those years, and applied prospectively. The adoption of this standard will not have an impact to ACC’s consolidated results of operations and financial condition.
Derivatives and Hedging - Hedge Accounting Improvements
In November 2025, the FASB issued ASU 2025-09, Hedge Accounting Improvements, to make targeted changes within the hedge accounting model. The updates primarily relate to cash flow hedges and certain fair value and net investment hedges. The standard is effective for annual periods beginning after December 15, 2026, including interim periods within those years, and must be applied prospectively. The adoption of this standard will not have an impact to ACC’s consolidated results of operations and financial condition.
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
Required Deposits, Qualified Assets, and Assets on Deposit of ACC were as follows:

	September 30, 2026	December 31, 2025
	(in thousands)
Required Deposits	$7,348,624	$8,156,057
Qualified Assets (1)	$7,804,774	$8,674,835

Assets on Deposit:
Cash equivalents	$580,305	$770,800
Available-for-Sale securities	7,123,889	7,725,371
Commercial mortgage loans and syndicated loans	142,569	143,525
Total Assets on Deposit	$7,846,763	$8,639,696
(1) Reduced by payables to brokers, dealers and clearing organizations related to securities purchased.
4.  Investments
Investments in unaffiliated issuers were as follows:

	September 30, 2026	December 31, 2025
	(in thousands)
Available-for-Sale securities: Fixed maturities, at fair value (allowance for credit losses: 2026, nil; 2025, $3,432; amortized cost: 2026, $7,123,890; 2025, $7,725,367)	$7,029,731	$7,705,871
Commercial mortgage loans and syndicated loans, at cost (allowance for credit losses: 2026, $600; 2025, $487; fair value: 2026, $141,056; 2025, $144,429)	142,569	143,525
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	22	29
Total	$7,172,322	$7,849,425
Available-for-Sale securities distributed by type were as follows:

Description of Securities	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Corporate debt securities	$11,347	$3	$(21)	$—	$11,329
Residential mortgage backed securities	4,149,450	1,263	(87,075)	—	4,063,638
Commercial mortgage backed securities	297,713	413	(7,511)	—	290,615
Asset backed securities	883,657	503	(892)	—	883,268
U.S. government and agency obligations	1,781,723	38	(880)	—	1,780,881
Total	$7,123,890	$2,220	$(96,379)	$—	$7,029,731

Description of Securities	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Corporate debt securities	$155,680	$395	$—	$—	$156,075
Residential mortgage backed securities	5,056,881	31,746	(45,262)	—	5,043,365
Commercial mortgage backed securities	333,534	778	(7,233)	(3,432)	323,647
Asset backed securities	723,155	2,594	(24)	—	725,725
U.S. government and agency obligations	1,456,117	946	(4)	—	1,457,059
Total	$7,725,367	$36,459	$(52,523)	$(3,432)	$7,705,871

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
As of September 30, 2026 and December 31, 2025, accrued interest of $18.1 million and $21.3 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Receivables.
As of September 30, 2026 and December 31, 2025, fixed maturity securities comprised approximately 91% and 89%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, as is the case for many private placement securities, ACC may utilize ratings from other NRSROs or rate the securities internally. As of September 30, 2026 and December 31, 2025, $56.0 million and $66 thousand, respectively, worth of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of ACC.
A summary of fixed maturity securities by rating was as follows:

Ratings	September 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$4,817,561	$4,765,690	68%	$4,737,646	$4,736,453	61%
AA	2,154,732	2,119,732	30	2,705,433	2,695,407	35
A	82,988	79,390	1	57,446	56,810	1
BBB	36,340	34,731	1	199,020	197,428	3
Below investment grade	32,269	30,188	—	25,822	19,773	—
Total fixed maturities	$7,123,890	$7,029,731	100%	$7,725,367	$7,705,871	100%
As of September 30, 2026 and December 31, 2025, approximately 98% and 95% of securities rated AA were GNMA, FNMA and FHLMC mortgage backed securities, respectively. As of September 30, 2026, ACC had sixteen issuers with holdings totaling $652.4 million that individually were between 10% and 14% of total shareholder’s equity. As of December 31, 2025, ACC had six issuers with holdings totaling $291.9 million that individually were between 10% and 11% of total shareholder’s equity. There were no other holdings of any other issuer greater than 10% of total shareholder’s equity as of both September 30, 2026 and December 31, 2025.
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	September 30, 2026
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Corporate debt securities	3	$11,326	$(21)	—	$—	$—	3	$11,326	$(21)
Residential mortgage backed securities	123	2,396,123	(21,164)	216	1,207,243	(65,911)	339	3,603,366	(87,075)
Commercial mortgage backed securities	3	96,049	(193)	8	163,055	(7,318)	11	259,104	(7,511)
Asset backed securities	23	555,626	(892)	1	52	—	24	555,678	(892)
U.S. government and agency obligations	31	1,712,359	(880)	—	—	—	31	1,712,359	(880)
Total	183	$4,771,483	$(23,150)	225	$1,370,350	$(73,229)	408	$6,141,833	$(96,379)

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Description of Securities	December 31, 2025
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	9	$57,319	$(128)	229	$1,631,079	$(45,134)	238	$1,688,398	$(45,262)
Commercial mortgage backed securities	3	54,128	(266)	9	168,287	(6,967)	12	222,415	(7,233)
Asset backed securities	2	40,980	(21)	3	2,578	(3)	5	43,558	(24)
U.S. government and agency obligations	3	59,726	(4)	—	—	—	3	59,726	(4)
Total	17	$212,153	$(419)	241	$1,801,944	$(52,104)	258	$2,014,097	$(52,523)
As part of ACC’s ongoing monitoring process, management determined that the increase in total gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the nine months ended September 30, 2026 is primarily attributable to the impact of higher interest rates. As of September 30, 2026, ACC did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. ACC does not intend to sell these securities and does not believe that it is more likely than not that ACC will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of September 30, 2026 and December 31, 2025, approximately 96% and 94%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
As of September 30, 2026, and December 31, 2025, the allowance for credit losses on Available-for-Sale securities was nil and $3.4 million, respectively. ACC’s allowance as of December 31, 2025 was related to one downgraded commercial mortgage backed security which was subsequently sold during the first quarter of 2026.
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

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following table presents a rollforward of the net unrealized gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss) (“AOCI”):

	Net Unrealized Gains (Losses) on Securities	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Gains (Losses) on Securities
	(in thousands)
Balance at July 1, 2026	$(35,033)	$10,040	$(24,993)
Net unrealized gains (losses) on securities arising during the period (1)	(59,062)	14,114	(44,948)
Reclassification of net (gains) losses on securities included in net income (2)	(64)	13	(51)
Balance at September 30, 2026	$(94,159)	$24,167	$(69,992)

Balance at July 1, 2025	$(44,830)	$12,384	$(32,446)
Net unrealized gains (losses) on securities arising during the period (1)	25,585	(6,113)	19,472
Reclassification of net (gains) losses on securities included in net income (2)	(84)	18	(66)
Balance at September 30, 2025	$(19,329)	$6,289	$(13,040)

Balance at January 1, 2026	$(16,064)	$5,508	$(10,556)
Net unrealized gains (losses) on securities arising during the period (1)	(77,718)	18,580	(59,138)
Reclassification of net (gains) losses on securities included in net income (2)	(377)	79	(298)
Balance at September 30, 2026	$(94,159)	$24,167	$(69,992)

Balance at January 1, 2025	$(58,081)	$15,551	$(42,530)
Net unrealized gains (losses) on securities arising during the period (1)	41,442	(9,828)	31,614
Reclassification of net (gains) losses on securities included in net income (2)	(2,690)	566	(2,124)
Balance at September 30, 2025	$(19,329)	$6,289	$(13,040)
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
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net realized gain (loss) on investments before income taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Gross realized investment gains	$64	$65	$126	$5,900
Gross realized investment losses	—	—	(3,181)	(3,419)
Credit reversals (losses)	—	19	3,432	209
Total	$64	$84	$377	$2,690
Available-for-Sale securities by contractual maturity as of September 30, 2026 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$1,789,762	$1,788,935
Due after one year through five years	3,152	3,130
Due after five years through 10 years	156	145
	1,793,070	1,792,210
Residential mortgage backed securities	4,149,450	4,063,638
Commercial mortgage backed securities	297,713	290,615
Asset backed securities	883,657	883,268
Total	$7,123,890	$7,029,731

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
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses:

Commercial Loans
(in thousands)
Balance at January 1, 2026	$487
Provisions	113
Balance at September 30, 2026	$600

Balance at January 1, 2025	$709
Provisions	(187)
Balance at September 30, 2025	$522
As of September 30, 2026 and December 31, 2025, accrued interest on commercial loans was $672 thousand and $730 thousand, respectively, and is recorded in Receivables and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
There were no syndicated loans purchased or sold during the three months ended September 30, 2026. During the three months ended September 30, 2025, ACC purchased $1.0 million of syndicated loans and sold $792 thousand of syndicated loans. During the nine months ended September 30, 2026 and 2025, ACC purchased $2.2 million and $4.1 million, respectively, of syndicated loans, and sold $2.2 million of syndicated loans in both periods.
ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
There were no nonperforming loans as of both September 30, 2026 and December 31, 2025.
Commercial Loans
Commercial Mortgage Loans
ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. There were no commercial mortgage loans which management has assigned its highest risk rating as of both September 30, 2026 and December 31, 2025. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both September 30, 2026 and December 31, 2025.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	September 30, 2026
Loan-to-Value Ratio	2026	2025	2024	2023	2022	Prior	Total
	(in thousands)
> 100%	$—	$—	$—	$—	$—	$—	$—
80% - 100%	—	—	—	—	—	—	—
60% - 80%	—	8,856	2,514	4,000	—	11,765	27,135
40% - 60%	5,000	1,368	—	—	5,199	11,223	22,790
< 40%	2,500	5,468	2,812	3,585	1,047	38,534	53,946
Total	$7,500	$15,692	$5,326	$7,585	$6,246	$61,522	$103,871

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
In addition, ACC reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
	(in thousands)
East North Central	$5,924	$6,385	6%	6%
East South Central	6,840	7,252	6	7
Middle Atlantic	12,023	13,574	12	13
Mountain	13,331	11,189	13	11
New England	12,676	12,943	12	13
Pacific	27,496	29,407	26	29
South Atlantic	17,295	11,596	17	11
West North Central	1,152	1,649	1	2
West South Central	7,134	7,610	7	8
Total	$103,871	$101,605	100%	100%
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
	(in thousands)
Apartments	$40,532	$42,844	39%	42%
Industrial	26,869	20,159	26	20
Mixed use	8,509	9,003	8	9
Office	9,370	9,801	9	10
Retail	10,580	11,566	10	11
Other	8,011	8,232	8	8
Total	$103,871	$101,605	100%	100%
Syndicated Loans
The investment in syndicated loans as of September 30, 2026 and December 31, 2025 was $39.3 million and $42.4 million, respectively. ACC’s syndicated loan portfolio is diversified across industries and issuers. There were no syndicated loans past due as of both September 30, 2026 and December 31, 2025. ACC assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	September 30, 2026
Internal Risk Rating	2026	2025	2024	2023	2022	Prior	Total
	(in thousands)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	112	—	814	926
Risk 3	3,351	3,127	779	767	—	—	8,024
Risk 2	5,446	2,316	6,397	3,117	—	1,442	18,718
Risk 1	389	3,687	5,492	1,688	—	374	11,630
Total	$9,186	$9,130	$12,668	$5,684	$—	$2,630	$39,298

	December 31, 2025
Internal Risk Rating	2025	2024	2023	2022	2021	Prior	Total
	(in thousands)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	75	—	—	813	888
Risk 3	3,189	913	836	—	—	—	4,938
Risk 2	4,294	9,014	1,839	—	1,468	1,506	18,121
Risk 1	5,647	8,239	4,574	—	—	—	18,460
Total	$13,130	$18,166	$7,324	$—	$1,468	$2,319	$42,407
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
6. Certificate Reserves
Reserves maintained on outstanding certificates have been computed in accordance with the provisions of the certificates and Section 28 of the 1940 Act. The average rates of accumulation on certificate reserves were as follows:

	September 30, 2026
	Reserve Balance	Average Gross Accumulation Rates (3)	Average Additional Credit Rates (4)
	(in thousands, except percentages)
Reserves to mature - installment certificates:
With guaranteed rates	$554	3.01%	0.01%
Without guaranteed rates (1)	8,634	2.96%	2.96%
Reserves to mature - fully paid certificates:
With guaranteed rates	667	3.51%	0.01%
Without guaranteed rates (1)	7,264,924	3.13%	3.13%
Equity indexed (2)	61,198	N/A	N/A
Additional credits and accrued interest:
With guaranteed rates	—	3.49%	—
Without guaranteed rates (1)	10,326	N/A	N/A
Due to unlocated certificate holders	1,155	N/A	N/A
Total	$7,347,458

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
(2) Ameriprise Stock Market Certificate and Ameriprise Market Strategy Certificate enable the certificate owner to participate in any relative rise in a major stock market index up to a cap without risking loss of principal. The certificates have market participation terms of 52, 104 or 156 weeks and may continue for up to 15 years. The reserve balances on these certificates as of September 30, 2026 and December 31, 2025 were $65.3 million and $86.0 million, respectively.
(3) The average gross accumulation rate is the additional credit rate plus the guaranteed minimum rate, if applicable, based on the weighted average reserves as of September 30, 2026 and December 31, 2025.
(4) The average additional credit rate is the declared interest rate in excess of the guaranteed minimum rate, if applicable, based on the weighted average reserves as of September 30, 2026 and December 31, 2025.
On certain series of single payment certificates, additional interest is pre-declared for periods greater than one year. The retained earnings appropriated for the pre-declared additional interest as of September 30, 2026 and December 31, 2025 was $2 thousand and $46 thousand, respectively, which reflects the difference between certificate reserves on these series, calculated on a statutory basis, and the reserves maintained per books.
The carrying amounts of net certificate reserves consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Reserves with terms of one year or less	$7,095,430	$7,845,491
Other	252,028	309,084
Total certificate reserves	7,347,458	8,154,575
Unapplied certificate transactions	17,410	12,635
Certificate loans and accrued interest	(22)	(30)
Total	$7,364,846	$8,167,180
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
Level 3    Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$405,405	$174,900	$—	$580,305
Available-for-Sale securities:
Corporate debt securities	—	8,397	2,932	11,329
Residential mortgage backed securities	—	4,063,638	—	4,063,638
Commercial mortgage backed securities	—	290,615	—	290,615
Asset backed securities	—	883,268	—	883,268
U.S. government and agency obligations	1,780,881	—	—	1,780,881
Total Available-for-Sale securities	1,780,881	5,245,918	2,932	7,029,731
Equity derivative contracts	—	2,286	—	2,286
Total derivative assets	—	2,286	—	2,286
Total assets at fair value	$2,186,286	$5,423,104	$2,932	$7,612,322

Liabilities
Stock market certificate embedded derivatives	$—	$2,270	$—	$2,270
Equity derivative contracts	4	1,770	—	1,774
Total derivative liabilities	4	1,770	—	1,774
Total liabilities at fair value	$4	$4,040	$—	$4,044

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$489,419	$281,381	$—	$770,800
Available-for-Sale securities:
Corporate debt securities	—	156,072	3	156,075
Residential mortgage backed securities	—	5,043,365	—	5,043,365
Commercial mortgage backed securities	—	323,647	—	323,647
Asset backed securities	—	725,725	—	725,725
U.S. government and agency obligations	1,357,841	99,218	—	1,457,059
Total Available-for-Sale securities	1,357,841	6,348,027	3	7,705,871
Equity derivative contracts	—	9,400	—	9,400
Total derivative assets	—	9,400	—	9,400
Total assets at fair value	$1,847,260	$6,638,808	$3	$8,486,071

Liabilities
Stock market certificate embedded derivatives	$—	$4,493	$—	$4,493
Equity derivative contracts	21	7,296	—	7,317
Total derivative liabilities	21	7,296	—	7,317
Total liabilities at fair value	$21	$11,789	$—	$11,810

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Total
	(in thousands)
Balance at July 1, 2026	$2,931	$2,931
Total gains (losses) included in:
Net income	13	13	(1)
Other comprehensive income (loss)	(12)	(12)
Balance at September 30, 2026	$2,932	$2,932

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2026	$13	$13	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2026	$(12)	$(12)

	Available-for-Sale Securities
	Corporate Debt Securities	Asset Backed Securities	Total
	(in thousands)
Balance at July 1, 2025	$4,968	$31,491	$36,459
Total gains (losses) included in:
Net income	39	—	39	(1)
Other comprehensive income (loss)	(6)	—	(6)
Settlements	—	(4,432)	(4,432)
Balance at September 30, 2025	$5,001	$27,059	$32,060

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2025	$39	$—	$39	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2025	$(6)	$—	$(6)

	Available-for-Sale Securities
	Corporate Debt Securities	Commercial Mortgage Backed Securities	Total
	(in thousands)
Balance at January 1, 2026	$3	$—	$3
Total gains (losses) included in:
Net income	19	—	19	(1)
Other comprehensive income (loss)	(20)	—	(20)
Purchases	2,930	38,250	41,180
Transfers out of Level 3	—	(38,250)	(38,250)
Balance at September 30, 2026	$2,932	$—	$2,932

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2026	$19	$—	$19	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2026	$(20)	$—	$(20)

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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets:

	September 30, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(in thousands)
Corporate debt securities (private placements) (1)	$2,929	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9%	0.9%

December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
(in thousands)
Corporate debt securities (private placements) (1)	$—	Discounted cash flow	Yield/spread to U.S. Treasuries	—%	—%
(1) Level 3 measurements not included in the tables above of $3 thousand as of both September 30, 2026 and December 31, 2025 are obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to ACC.
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

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
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
Derivatives
The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both September 30, 2026 and December 31, 2025. See Note 8 and Note 9 for further information on the credit risk of derivative instruments and related collateral.
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
Derivatives
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include options. ACC’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both September 30, 2026 and December 31, 2025. See Note 8 and Note 9 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
During the reporting periods, there were no material assets or liabilities measured at fair value on a nonrecurring basis.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	September 30, 2026
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$39,061	$—	$38,354	$934	$39,288
Commercial mortgage loans	103,508	—	—	101,768	101,768
Certificate loans	22	—	22	—	22
Financial Liabilities
Certificate reserves	$7,345,188	$—	$—	$7,307,177	$7,307,177

	December 31, 2025
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Syndicated loans	$42,201	$—	$41,409	$941	$42,350
Commercial mortgage loans	101,324	—	—	102,079	102,079
Certificate loans	29	—	29	—	29
Financial Liabilities
Certificate reserves	$8,150,082	$—	$—	$8,127,852	$8,127,852
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
The following tables present the gross and net information about ACC’s assets subject to master netting arrangements:

	September 30, 2026
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$2,286	$—	$2,286	$(1,770)	$(516)	$—
Total	$2,286	$—	$2,286	$(1,770)	$(516)	$—

	December 31, 2025
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$9,400	$—	$9,400	$(7,296)	$(2,104)	$—
Total	$9,400	$—	$9,400	$(7,296)	$(2,104)	$—
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
The following tables present the gross and net information about ACC’s liabilities subject to master netting agreements:

	September 30, 2026
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$1,770	$—	$1,770	$(1,770)	$—	$—
Exchange-traded	4	—	4	—	—	4
Total	$1,774	$—	$1,774	$(1,770)	$—	$4

	December 31, 2025
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral
	(in thousands)
Derivatives:
OTC	$7,296	$—	$7,296	$(7,296)	$—	$—
Exchange-traded	21	—	21	—	—	21
Total	$7,317	$—	$7,317	$(7,296)	$—	$21
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
ACC uses derivatives as economic hedges of equity risk related to SMC. ACC does not designate any derivatives for hedge accounting. The following table presents the notional value and the gross fair value of derivative instruments, including embedded derivatives:

	September 30, 2026			December 31, 2025
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments
Equity contracts (1)	$38,906	$2,286	$1,774	$94,755	$9,400	$7,317
Embedded derivatives
Stock market certificates (2)	N/A	—	2,270	N/A	—	4,493
Total derivatives	$38,906	$2,286	$4,044	$94,755	$9,400	$11,810
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
As of September 30, 2026 and December 31, 2025, investment securities with a fair value of $931 thousand and $1.2 million, respectively, were pledged to meet contractual obligations under derivative contracts.
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
		(in thousands)
Equity contracts
Stock market certificates	Net provision for certificate reserves	$88	$540	$526	$1,311
Stock market certificates embedded derivatives	Net provision for certificate reserves	(138)	(392)	(236)	(936)
Total		$(50)	$148	$290	$375
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
11.  Shareholder’s Equity
ACC paid dividends to Ameriprise Financial of $18.8 million and $60.1 million during the three and nine months ended September 30, 2026, respectively and $26.8 million and $93.9 million during the three and nine months ended September 30, 2025, respectively.
ACC returned contributed capital to Ameriprise Financial of $0.2 million and $55.9 million during the three and nine months ended September 30, 2026, respectively and $61.2 million and $112.1 million during the three and nine months ended September 30, 2025, respectively. ACC continued to maintain compliance with the capital requirements of the SEC and the Minnesota Department of Commerce during the three and nine months ended September 30, 2026.
ACC did not receive any cash contributions from Ameriprise Financial during the three and nine months ended September 30, 2026 and 2025.

Index
AMERIPRISE CERTIFICATE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
12.  Income Taxes
ACC’s effective tax rate was 24.7% and 24.4% for the three months ended September 30, 2026 and 2025, respectively. ACC’s effective tax rate was 24.4% and 24.1% for the nine months ended September 30, 2026 and 2025, respectively.
The effective tax rate for the three and nine months ended September 30, 2026 and 2025 was higher than the statutory rate primarily as a result of state income taxes, net of federal income tax effect.
ACC is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Based on analysis of ACC’s tax position, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of both September 30, 2026 and December 31, 2025.
As of September 30, 2026 and December 31, 2025, ACC had $3.8 million and $3.4 million, respectively of gross unrecognized tax benefits. If recognized, approximately $3.0 million and $2.7 million, net of federal income tax effect, of unrecognized tax benefits as of September 30, 2026 and December 31, 2025, respectively, would affect the effective tax rate.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized a net increase of $78 thousand and $173 thousand in interest and penalties for the three and nine months ended September 30, 2026, respectively. ACC recognized a net increase of $65 thousand and $112 thousand in interest and penalties for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026 and December 31, 2025, ACC had a payable of $928 thousand and $755 thousand, respectively, related to accrued interest and penalties.
ACC files its federal income tax return as part of the consolidated income tax return of Ameriprise Financial in the U.S. federal jurisdiction. ACC files as a separate entity and as part of unitary or combined returns with Ameriprise Financial and other affiliates in various state jurisdictions. The federal statutes of limitations are closed on years through 2019, except for two issues for 2016 which were claimed on an amended return. During the third quarter of 2026, the Internal Revenue Service (“IRS”) finalized the audit of Ameriprise Financial’s U.S. income tax return for tax years 2020 and 2021. The IRS is currently auditing Ameriprise Financial’s U.S. income tax returns for 2022 and 2023. The state income tax returns of Ameriprise Financial or its subsidiaries, including ACC, are currently under examination by various jurisdictions for years ranging from 2018 through 2024.
The legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. The corporate tax law changes resulting from the OBBBA did not have an impact to ACC’s consolidated financial statements as of September 30, 2026 and, based on current guidance, ACC does not expect to record any material impacts in the future.

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (Unaudited)
September 30, 2026

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CASH EQUIVALENTS

MONEY MARKET FUNDS
ALLSPRING GOVERNMENT MONEY MARKET FUND			$178,197	$178,197	$178,197
DREYFUS GOVERNMENT CASH MANAGEMENT			22,012	22,012	22,012
INVESCO GOVERNMENT MONEY MARKET FUND			126,705	126,705	126,705
MORGAN STANLEY INSTITUTIONAL LIQUIDITY FUNDS			52,430	52,430	52,430
WESTERN ASSET INSTITUTIONAL GOVERNMENT MONEY MARKET FUND			26,061	26,061	26,061
TOTAL MONEY MARKET FUNDS				405,405	405,405

GOVERNMENT BOND
FEDERAL HOME LOAN BANKS	10/1/2026	—	174,900	174,900	174,900
TOTAL GOVERNMENT BOND				174,900	174,900
TOTAL CASH EQUIVALENTS				580,305	580,305

EQUITY SECURITIES
CONGLOMERATES/DIVERSIFIED MFG
FLINT GROUP PACKAGING INKS NORTH AMERICA HOLDINGS LLC			120	—	—
TOTAL CONGLOMERATES/DIVERSIFIED MFG				—	—
TOTAL EQUITY SECURITIES				—	—

FIXED MATURITIES
U.S. GOVERNMENT AND AGENCY OBLIGATIONS
UNITED STATES TREASURY BILL	10/1/2026	—	55,000	55,000	54,994
UNITED STATES TREASURY BILL	10/8/2026	—	55,000	54,960	54,959
UNITED STATES TREASURY BILL	10/15/2026	—	55,000	54,920	54,919
UNITED STATES TREASURY BILL	10/22/2026	—	55,000	54,881	54,877
UNITED STATES TREASURY BILL	10/29/2026	—	55,000	54,841	54,835
UNITED STATES TREASURY BILL	11/5/2026	—	55,000	54,805	54,792
UNITED STATES TREASURY BILL	11/12/2026	—	60,000	59,744	59,724
UNITED STATES TREASURY BILL	11/19/2026	—	60,000	59,700	59,677
UNITED STATES TREASURY BILL	11/27/2026	—	60,000	59,647	59,620
UNITED STATES TREASURY BILL	12/3/2026	—	60,000	59,610	59,582
UNITED STATES TREASURY BILL	12/10/2026	—	60,000	59,564	59,539
UNITED STATES TREASURY BILL	12/17/2026	—	60,000	59,521	59,490
UNITED STATES TREASURY BILL	12/22/2026	—	10,000	9,914	9,910
UNITED STATES TREASURY BILL	12/24/2026	—	60,000	59,454	59,444
UNITED STATES TREASURY BILL	12/29/2026	—	10,000	9,906	9,902
UNITED STATES TREASURY BILL	12/31/2026	—	60,000	59,409	59,391
UNITED STATES TREASURY BILL	1/7/2027	—	90,000	89,063	89,012
UNITED STATES TREASURY BILL	1/14/2027	—	95,000	93,931	93,883
UNITED STATES TREASURY BILL	1/21/2027	—	95,000	93,863	93,808
UNITED STATES TREASURY BILL	1/28/2027	—	65,000	64,142	64,126
UNITED STATES TREASURY BILL	2/4/2027	—	75,000	73,987	73,927
UNITED STATES TREASURY BILL	2/11/2027	—	75,000	73,936	73,864
UNITED STATES TREASURY BILL	2/18/2027	—	75,000	73,892	73,805
UNITED STATES TREASURY BILL	2/25/2027	—	75,000	73,833	73,739
UNITED STATES TREASURY BILL	3/4/2027	—	75,000	73,751	73,677
UNITED STATES TREASURY BILL	3/11/2027	—	60,000	58,955	58,892

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (Unaudited) (continued)
September 30, 2026

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

UNITED STATES TREASURY BILL	3/18/2027	—	60,000	58,864	58,840
UNITED STATES TREASURY BILL	3/25/2027	—	60,000	58,787	58,786
UNITED STATES TREASURY BILL	4/1/2027	—	70,000	68,484	68,521
UNITED STATES TREASURY BOND	11/15/2028	5.250	200	203	201
UNITED STATES TREASURY BOND	8/15/2035	4.250	100	101	93
UNITED STATES TREASURY BOND	5/15/2036	4.375	56	55	52
TOTAL U. S. GOVERNMENT AND AGENCY OBLIGATIONS				1,781,723	1,780,881

RESIDENTIAL MORTGAGE BACKED SECURITIES
AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES
FANNIE MAE 06-36 GF	5/25/2036	4.105	1,426	1,430	1,407
FANNIE MAE 07-46 FB	5/25/2037	4.175	221	221	218
FANNIE MAE 09-107 FL	2/25/2038	4.408	714	717	707
FANNIE MAE 13-2 KF	1/25/2037	3.985	1,832	1,828	1,796
FANNIE MAE 4915	2/1/2038	5.000	4,673	4,673	4,538
FANNIE MAE AF-2015-22C	4/25/2045	4.110	3,420	3,408	3,340
FANNIE MAE AF-2015-42	6/25/2055	4.090	2,318	2,306	2,303
FANNIE MAE AF-2015-91	12/25/2045	4.130	3,012	2,999	2,972
FANNIE MAE FA-2015-4	2/25/2045	4.110	1,072	1,072	1,045
FANNIE MAE FW-2015-84	11/25/2045	4.110	3,208	3,203	3,133
FANNIE MAE 07-6	2/25/2037	4.255	2,746	2,750	2,712
FANNIE MAE 09-101	12/25/2039	4.645	2,832	2,869	2,840
FANNIE MAE 12-133	4/25/2042	4.055	2,122	2,116	2,063
FANNIE MAE 16-2	2/25/2056	4.240	1,014	1,012	1,008
FANNIE MAE 22-33	9/25/2038	4.090	10,839	10,839	10,751
FANNIE MAE 22-43 FB	7/25/2052	4.290	23,025	23,056	22,463
FANNIE MAE 22-66	10/25/2052	4.240	15,050	15,066	14,555
FANNIE MAE 23-36	8/25/2053	4.540	18,080	18,080	17,975
FANNIE MAE 4915	6/1/2031	5.846	54	54	55
FANNIE MAE 725558	6/1/2034	5.959	21	21	21
FANNIE MAE 725694	7/1/2034	5.417	45	44	45
FANNIE MAE 725719	7/1/2033	5.545	54	54	55
FANNIE MAE 735034	10/1/2034	6.137	656	680	668
FANNIE MAE 735702	7/1/2035	6.062	431	440	442
FANNIE MAE 794787	10/1/2034	6.295	20	20	21
FANNIE MAE 799733	11/1/2034	5.945	63	63	64
FANNIE MAE 801337	9/1/2034	5.839	470	488	478
FANNIE MAE 801917	10/1/2034	6.382	114	114	117
FANNIE MAE 804561	9/1/2034	5.975	59	59	60
FANNIE MAE 807219	1/1/2035	6.099	192	193	198
FANNIE MAE 809532	2/1/2035	5.893	106	106	108
FANNIE MAE 834552	8/1/2035	6.455	35	35	36
FANNIE MAE 889485	6/1/2036	6.113	533	539	545
FANNIE MAE 922674	4/1/2036	6.179	192	195	198
FANNIE MAE 968438	1/1/2038	5.905	124	129	127
FANNIE MAE 995548	9/1/2035	5.923	291	296	297
FANNIE MAE 995604	11/1/2035	6.254	588	612	607
FANNIE MAE 995614	8/1/2037	5.128	85	89	85
FANNIE MAE AB5230	5/1/2027	2.500	140	140	139
FANNIE MAE AD0901	4/1/2040	5.988	360	381	374

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (Unaudited) (continued)
September 30, 2026

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE AE0559	12/1/2034	6.053	696	720	714
FANNIE MAE AE0566	8/1/2035	6.136	560	581	576
FANNIE MAE AF-2016-11	3/25/2046	4.260	1,465	1,462	1,461
FANNIE MAE AF-2016-87	11/25/2046	4.160	1,845	1,844	1,829
FANNIE MAE AF-2016-88	12/25/2046	4.200	1,418	1,418	1,401
FANNIE MAE AF-2018-87	12/25/2048	4.060	5,700	5,675	5,662
FANNIE MAE AF-204620	11/15/2042	4.175	1,732	1,728	1,717
FANNIE MAE AL1037	1/1/2037	5.905	606	635	621
FANNIE MAE AL2269	10/1/2040	6.286	668	706	695
FANNIE MAE AL3935	9/1/2037	6.143	1,202	1,256	1,238
FANNIE MAE AL3961	2/1/2039	5.765	482	505	493
FANNIE MAE AL4100	9/1/2036	5.985	956	997	984
FANNIE MAE AL4110	3/1/2037	6.029	779	811	805
FANNIE MAE AL4114	2/1/2039	6.260	520	547	537
FANNIE MAE AO8746	8/1/2027	2.500	361	362	357
FANNIE MAE ARM 190726	3/1/2033	5.743	11	11	11
FANNIE MAE ARM 545786	6/1/2032	5.790	95	95	97
FANNIE MAE ARM 620293	1/1/2032	5.900	15	15	15
FANNIE MAE ARM 651629	8/1/2032	6.435	1	1	1
FANNIE MAE ARM 655646	8/1/2032	6.215	40	40	41
FANNIE MAE ARM 655798	8/1/2032	6.366	86	86	87
FANNIE MAE ARM 661349	9/1/2032	6.145	46	46	47
FANNIE MAE ARM 664750	10/1/2032	6.113	38	38	39
FANNIE MAE ARM 670779	11/1/2032	5.472	78	78	78
FANNIE MAE ARM 670890	12/1/2032	5.540	44	44	45
FANNIE MAE ARM 670912	12/1/2032	5.540	18	18	18
FANNIE MAE ARM 722779	9/1/2033	5.663	23	23	23
FANNIE MAE ARM 733525	8/1/2033	6.158	145	142	148
FANNIE MAE ARM 739194	9/1/2033	6.311	97	97	99
FANNIE MAE ARM 743256	10/1/2033	6.359	39	38	39
FANNIE MAE ARM 743856	11/1/2033	5.935	15	15	15
FANNIE MAE ARM 758873	12/1/2033	5.982	4	4	5
FANNIE MAE AS4507	2/1/2030	3.000	1,347	1,364	1,307
FANNIE MAE AS4878	4/1/2030	3.000	1,990	2,014	1,933
FANNIE MAE BE5622	1/1/2032	2.500	5,046	5,065	4,755
FANNIE MAE BK0933	7/1/2033	3.500	1,876	1,890	1,786
FANNIE MAE BT1939	2/1/2037	2.000	6,001	5,961	5,297
FANNIE MAE CA1265	2/1/2033	3.000	4,337	4,319	4,097
FANNIE MAE CA2283	8/1/2033	3.500	2,027	2,024	1,933
FANNIE MAE DF-2015-38	6/25/2055	4.070	4,153	4,127	4,099
FANNIE MAE DF-2017-16	3/25/2047	4.180	1,081	1,084	1,066
FANNIE MAE F-2019-31	7/25/2049	4.255	12,821	12,815	12,374
FANNIE MAE FA-2013-1	2/25/2043	4.155	2,908	2,917	2,840
FANNIE MAE FA-2015-55	8/25/2055	4.110	1,756	1,749	1,744
FANNIE MAE FA-2025-12C	3/25/2055	5.090	45,016	45,051	44,759
FANNIE MAE FA-204624	12/15/2038	4.185	5,361	5,345	5,319
FANNIE MAE FB-2024-87B	12/25/2054	4.790	55,966	55,916	55,334
FANNIE MAE FC-2017-51	7/25/2047	4.155	10,434	10,463	10,170
FANNIE MAE FC-2018-73	10/25/2048	4.105	13,362	13,327	12,984
FANNIE MAE FC-2019-76	12/25/2049	4.305	6,144	6,143	5,935

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (Unaudited) (continued)
September 30, 2026

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FANNIE MAE FK-2010-123	11/25/2040	4.255	2,891	2,914	2,843
FANNIE MAE FL-2017-4	2/25/2047	4.210	2,207	2,207	2,199
FANNIE MAE FM9247	11/1/2036	2.000	4,671	4,761	4,118
FANNIE MAE FS2940	9/1/2037	4.500	7,431	7,277	7,061
FANNIE MAE FT-2016-84	11/25/2046	4.305	4,276	4,314	4,195
FANNIE MAE GF-204639	3/15/2036	4.197	4,365	4,352	4,332
FANNIE MAE HYBRID ARM 566074	5/1/2031	5.775	49	48	49
FANNIE MAE KF-2015-27	5/25/2045	4.105	2,024	2,020	2,000
FANNIE MAE MA1144	8/1/2027	2.500	159	159	157
FANNIE MAE MA3391	6/1/2033	3.000	2,571	2,552	2,423
FANNIE MAE MA4697	8/1/2042	4.000	12,427	12,448	11,516
FANNIE MAE WF-2016-68	10/25/2046	4.210	987	987	974
FANNIE MAE_15-50	7/25/2045	4.110	4,568	4,562	4,515
FANNIE MAE_15-93	8/25/2045	4.155	1,182	1,180	1,167
FANNIE MAE_16-11	3/25/2046	4.310	2,073	2,074	2,057
FANNIE MAE_17-8	2/25/2047	4.205	17,365	17,365	17,132
FANNIE MAE_23-19	5/25/2053	4.340	30,624	30,624	30,254
FANNIE MAE_CF-2019-33	7/25/2049	4.275	8,335	8,350	8,102
FANNIE MAE_FA-2020-47	7/25/2050	4.205	20,080	20,080	19,364
FANNIE MAE_FA-2022-44	7/25/2052	4.090	11,067	11,050	10,803
FANNIE MAE_YF-204979	6/25/2050	4.255	13,090	13,102	12,658
FREDDIE MAC 1H2520	6/1/2035	5.953	561	585	578
FREDDIE MAC 1N1474	5/1/2037	6.010	24	25	25
FREDDIE MAC 1Q1515	11/1/2038	6.068	2,553	2,672	2,622
FREDDIE MAC 1Q1540	6/1/2040	6.066	1,054	1,117	1,085
FREDDIE MAC 1Q1548	8/1/2038	5.964	977	1,020	1,002
FREDDIE MAC 1Q1572	5/1/2038	5.955	1,779	1,860	1,839
FREDDIE MAC 2A-AOT-76	10/25/2037	4.725	2,682	2,718	2,305
FREDDIE MAC 4159 FD	1/15/2043	4.113	1,480	1,485	1,465
FREDDIE MAC 4248	5/15/2041	4.214	2,726	2,730	2,699
FREDDIE MAC 4363 2014 FA	9/15/2041	4.105	775	776	761
FREDDIE MAC 4448	5/15/2040	4.055	1,579	1,570	1,555
FREDDIE MAC 4981	6/25/2050	4.205	24,295	24,441	23,487
FREDDIE MAC 5258	8/25/2052	4.190	29,379	29,379	28,962
FREDDIE MAC 781884	8/1/2034	6.077	90	91	92
FREDDIE MAC 848416	2/1/2041	6.125	1,444	1,501	1,505
FREDDIE MAC 848530	9/1/2039	6.112	561	588	577
FREDDIE MAC 848922	4/1/2037	6.155	855	898	879
FREDDIE MAC 849281	8/1/2037	6.017	847	891	874
FREDDIE MAC AF-20-313	3/25/2055	4.840	44,371	44,372	44,036
FREDDIE MAC AF-204559	3/15/2042	4.235	1,955	1,947	1,940
FREDDIE MAC AF-204615	10/15/2038	4.097	975	972	963
FREDDIE MAC AF-204774	7/15/2042	4.035	1,750	1,747	1,726
FREDDIE MAC ARM 780514	5/1/2033	5.781	37	37	38
FREDDIE MAC ARM 780845	9/1/2033	6.191	20	20	21
FREDDIE MAC ARM 780903	9/1/2033	6.269	22	22	23
FREDDIE MAC CF-205511	3/25/2055	5.040	68,830	68,831	68,222
FREDDIE MAC EF-205511	3/25/2055	4.840	47,180	47,182	46,870
FREDDIE MAC F-20-313	3/25/2055	5.040	68,830	68,831	68,222
FREDDIE MAC F2-20350	9/15/2040	4.097	5,822	5,813	5,730

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (Unaudited) (continued)
September 30, 2026

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FREDDIE MAC F4-20328	2/15/2038	4.097	1,128	1,128	1,110
FREDDIE MAC FA-204547	9/15/2040	4.197	1,498	1,495	1,480
FREDDIE MAC FA-204822	5/15/2035	4.014	13,802	13,800	13,704
FREDDIE MAC FA-5362	12/25/2053	4.910	27,629	27,629	27,723
FREDDIE MAC FB-204495	11/15/2038	4.085	2,677	2,664	2,650
FREDDIE MAC FB-5368	12/25/2053	5.140	13,242	13,240	13,361
FREDDIE MAC FB-5369	1/25/2054	4.890	40,140	40,158	40,308
FREDDIE MAC FC-5430A	7/25/2054	4.890	35,567	35,656	35,403
FREDDIE MAC FD-203928	9/15/2041	4.184	7,435	7,482	7,326
FREDDIE MAC FD-204301	7/15/2037	4.164	2,286	2,298	2,261
FREDDIE MAC FD-5359	11/25/2053	5.190	17,677	17,677	17,849
FREDDIE MAC FD-5369	1/25/2054	4.590	19,136	19,136	18,989
FREDDIE MAC FE-5351	10/25/2053	4.890	26,001	26,001	26,238
FREDDIE MAC FL-204523	8/15/2038	4.085	1,615	1,605	1,572
FREDDIE MAC FM-5508	2/25/2055	4.840	34,097	34,097	33,911
FREDDIE MAC FR Q00885	9/1/2037	4.000	10,226	10,074	9,519
FREDDIE MAC FR Q00885	7/25/2052	4.090	23,284	23,266	22,939
FREDDIE MAC FR SB8216	3/1/2038	4.500	5,012	4,955	4,765
FREDDIE MAC G16485	5/1/2033	3.000	2,926	2,911	2,771
FREDDIE MAC GF-204367	3/15/2037	4.097	3,148	3,142	3,102
FREDDIE MAC GF-205511	3/25/2055	4.840	51,939	51,941	51,504
FREDDIE MAC J32518	8/1/2030	3.000	1,570	1,593	1,520
FREDDIE MAC KF-204560	7/15/2040	4.285	2,639	2,633	2,662
FREDDIE MAC LF-204475	4/15/2040	4.045	608	607	598
FREDDIE MAC NF-5478	12/25/2054	4.990	29,400	29,465	29,100
FREDDIE MAC SB0752	10/1/2037	4.500	6,705	6,582	6,411
FREDDIE MAC SB8155	5/1/2037	3.000	18,287	17,848	16,643
FREDDIE MAC SB8191	10/1/2037	4.500	19,019	18,656	18,083
FREDDIE MAC SB8197	12/1/2037	4.000	18,119	17,809	16,843
FREDDIE MAC STRIP FHS_402	9/25/2053	4.790	16,819	16,816	16,801
FREDDIE MAC WF-204491	8/15/2039	4.055	1,131	1,130	1,118
FREDDIE MAC WF-204681	8/15/2033	4.085	5,670	5,661	5,606
FREDDIE MAC WF-204697	6/15/2038	4.097	4,002	3,998	3,955
FREDDIE MAC WF-204730	8/15/2038	4.085	8,419	8,378	8,317
FREDDIE MAC_22-5278	11/25/2052	4.490	54,660	54,661	53,410
FREDDIE MAC_4595	10/15/2037	4.297	1,645	1,645	1,636
FREDDIE MAC_5080	3/25/2051	3.910	10,326	10,326	9,323
FREDDIE MAC_JF-204981	6/25/2050	4.205	10,412	10,412	10,096
GINNIE MAE 22-137	8/20/2052	4.098	16,965	16,955	16,352
GINNIE MAE 22-168	9/20/2052	4.148	50,635	50,635	48,809
GINNIE MAE 18-168	12/20/2048	4.405	8,829	8,830	8,527
GINNIE MAE 18-66	5/20/2048	4.255	2,250	2,250	2,202
GINNIE MAE 19-143	11/20/2049	4.455	8,611	8,640	8,410
GINNIE MAE 22-18	1/20/2052	3.848	17,037	17,008	15,837
GINNIE MAE 22-197	11/20/2052	4.348	22,028	22,028	21,599
GINNIE MAE 22-207	12/20/2052	4.168	25,556	25,556	25,139
GINNIE MAE 22-213	12/20/2052	4.168	19,970	19,970	19,666
GINNIE MAE 22-99	6/20/2052	4.198	29,551	29,584	28,377
GINNIE MAE AF-2014-94	11/20/2041	4.248	981	982	954
GINNIE MAE AF-2015-18	2/20/2040	4.128	1,836	1,836	1,822

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (Unaudited) (continued)
September 30, 2026

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

GINNIE MAE AF-2020-36	3/20/2050	4.455	18,657	18,682	17,893
GINNIE MAE FA-2014-43	3/20/2044	4.405	4,366	4,370	4,278
GINNIE MAE FA-2016-115	8/20/2046	4.405	10,021	10,074	9,758
GINNIE MAE FB-2013-151	2/20/2040	4.355	5,029	5,049	4,937
GINNIE MAE FC-2009-8	2/16/2039	4.876	3,533	3,611	3,547
GINNIE MAE FC-2018-67	5/20/2048	4.305	3,173	3,175	3,058
GINNIE MAE II 082431	12/20/2039	5.125	903	933	919
GINNIE MAE II 082464	1/20/2040	5.000	313	332	316
GINNIE MAE II 082497	3/20/2040	5.000	688	724	694
GINNIE MAE II 082573	7/20/2040	5.375	1,013	1,044	1,026
GINNIE MAE II 082581	7/20/2040	5.375	1,258	1,335	1,274
GINNIE MAE II 082602	8/20/2040	5.375	2,109	2,241	2,136
GINNIE MAE II 082710	1/20/2041	5.000	609	630	613
GINNIE MAE II 082794	4/20/2041	5.250	1,157	1,225	1,166
GINNIE MAE LF-2015-82	4/20/2041	4.098	1,387	1,387	1,366
GINNIE MAE MF-2016-108	8/20/2046	4.098	306	304	296
GINNIE MAE_22-197	11/20/2052	4.348	33,655	33,600	33,077
GINNIE MAE_23-111	8/20/2053	4.448	12,925	12,931	12,849
GINNIE MAE_23-115	8/20/2053	4.548	17,273	17,273	17,257
GINNIE MAE_23-115	6/20/2053	4.648	27,785	27,785	27,785
GINNIE MAE_23-136	9/20/2053	4.648	16,175	16,175	16,175
GINNIE MAE_23-149	9/20/2063	4.698	16,082	16,082	16,066
GINNIE MAE_23-151	10/20/2053	4.698	28,803	28,803	28,790
GINNIE MAE_23-152	10/20/2053	4.898	7,963	7,963	7,996
GINNIE MAE_23-184	12/20/2053	4.148	32,156	31,707	31,540
GINNIE MAE_23-19	2/20/2053	4.298	40,832	40,834	40,326
GINNIE MAE_23-20	2/20/2053	4.148	17,233	17,208	16,962
GINNIE MAE_23-20	2/20/2053	4.148	37,758	37,752	37,166
GINNIE MAE_23-21	2/20/2053	4.298	5,658	5,658	5,588
GINNIE MAE_23-54	4/20/2053	4.248	22,351	22,351	22,097
GINNIE MAE_23-56	4/20/2053	4.248	9,245	9,245	9,167
GINNIE MAE_23-68	5/20/2053	4.198	44,182	44,192	43,097
GINNIE MAE_23-7	1/20/2053	4.248	28,034	28,046	27,683
GINNIE MAE_23-7	1/20/2053	4.248	20,954	20,969	20,724
GINNIE MAE_23-82	6/20/2053	4.398	9,642	9,642	9,579
GINNIE MAE_23-83	6/20/2053	4.548	65,834	64,831	64,740
TOTAL AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				2,071,568	2,036,460

NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES
A&D MORTGAGE TRUST 2025-NQM1 A	6/25/2070	5.790	36,329	36,296	36,131
A&D MTG TR ADMT_23-NQM3	7/25/2068	6.733	6,522	6,512	6,511
A&D MTG TR ADMT_23-NQM4	9/25/2068	7.472	27,390	27,356	27,293
A&D MTG TR ADMT_23-NQM5	11/25/2068	7.049	21,299	21,276	21,251
A&D MTG TR ADMT_24-NQM3	7/25/2069	6.451	31,491	31,451	31,488
A&D MTG TR ADMT_24-NQM4	8/25/2069	5.464	16,689	16,671	16,572
A&D MTG TR ADMT_24-NQM5	11/25/2069	5.699	14,193	14,182	14,114
ACRA TRUST ACRA_24-NQM1	10/25/2064	5.608	28,456	28,425	28,316
ACRA TRUST ACRA_26-NQM1	6/25/2066	5.573	24,830	24,827	24,387
ANGEL OAK MORTGAGE TRUST AOMT_20-2	1/26/2065	2.531	912	919	855

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (Unaudited) (continued)
September 30, 2026

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

ANGEL OAK MORTGAGE TRUST AOMT_20-3	4/25/2065	1.691	1,855	1,854	1,764
ANGEL OAK MORTGAGE TRUST AOMT_20-5	5/25/2065	1.373	1,303	1,302	1,251
ANGEL OAK MORTGAGE TRUST AOMT_21-8	11/25/2066	1.820	7,045	7,042	6,043
ANGEL OAK MORTGAGE TRUST AOMT_22-1	12/25/2066	3.881	18,971	18,961	17,085
ANGEL OAK MORTGAGE TRUST AOMT_24-11	8/25/2069	5.700	12,335	12,323	12,273
ANGEL OAK MORTGAGE TRUST AOMT_24-12	10/25/2069	5.653	24,153	24,127	24,023
ANGEL OAK MORTGAGE TRUST AOMT_24-7	5/25/2069	5.621	21,415	21,423	21,312
ANGEL OAK MORTGAGE TRUST AOMT_24-8	5/27/2069	5.338	21,726	21,710	21,569
ANGEL OAK MORTGAGE TRUST AOMT_25-1	1/25/2070	5.691	26,955	26,918	26,769
ANGEL OAK MORTGAGE TRUST AOMT_25-2	2/25/2070	5.637	19,413	19,398	19,268
ANGEL OAK MORTGAGE TRUST AOMT_25-HB1	2/25/2055	5.490	7,836	7,836	7,878
ARROYO MORTGAGE TRUST ARRW_19-1	1/25/2049	3.805	1,764	1,761	1,744
ARROYO MORTGAGE TRUST ARRW_19-3	10/25/2048	2.962	1,476	1,474	1,397
BANK OF AMERICA MORTGAGE SECURITIES BOAMS_04-E	6/25/2034	5.279	314	313	304
BRAVO RESIDENTIAL FUNDING TRUST BRAVO_20-RPL1	5/26/2059	2.500	835	835	829
BRAVO RESIDENTIAL FUNDING TRUST BRAVO_22-NQM1	9/25/2061	3.626	11,630	11,615	11,003
BRAVO RESIDENTIAL FUNDING TRUST BRAVO_24-NQM1	12/1/2063	5.943	14,323	14,300	14,286
BRAVO RESIDENTIAL FUNDING TRUST BRAVO_24-NQM2	2/25/2064	6.285	12,081	12,059	12,063
BRAVO RESIDENTIAL FUNDING TRUST BRAVO_24-NQM3	3/25/2064	6.191	22,411	22,374	22,374
BRAVO RESIDENTIAL FUNDING TRUST BRAVO_24-NQM6	8/1/2064	5.409	10,963	10,948	10,891
BRAVO RESIDENTIAL FUNDING TRUST BRAVO_25-NQM2	11/25/2064	5.678	24,066	24,042	23,898
BRAVO RESIDENTIAL FUNDING TRUST BRAVO_25-NQM3	3/25/2065	5.573	28,112	28,077	27,756
BUNKER HILL LOAN DEPOSITARY TRUST BHLD_19-2	7/25/2049	2.879	999	998	984
CHASE MORTGAGE FINANCE CORPORATION CHASE_07-A1	2/25/2037	6.263	221	219	221
CIM TRUST CIM_25-I1	10/25/2069	5.655	23,453	23,431	23,279
CITIGROUP MORTGAGE LOAN TRUST INC CMLTI_15-RP2 CMLTI_15-PS1	9/25/2042	3.750	633	636	593
COLT FUNDING LLC COLT_20-2R	10/26/2065	1.325	1,970	1,968	1,860
COLT FUNDING LLC COLT_21-6	12/25/2066	1.907	10,850	10,845	9,694
COLT FUNDING LLC COLT_24-INV2	5/25/2069	6.421	9,134	9,124	9,136
COLT FUNDING LLC COLT_24-INV4	5/25/2069	5.607	15,768	15,754	15,685
COLT MORTGAGE LOAN TRUST COLT_22-1	12/27/2066	2.284	13,207	13,200	11,780
COLT MORTGAGE LOAN TRUST COLT_22-2	2/25/2067	3.936	8,872	8,867	8,306
COLT MORTGAGE LOAN TRUST COLT_24-1	2/25/2069	5.835	5,592	5,583	5,578
COLT MORTGAGE LOAN TRUST COLT_24-2	4/25/2069	6.125	10,472	10,456	10,494
COLT MORTGAGE LOAN TRUST COLT_24-3	6/25/2069	6.393	18,951	18,928	18,959
COLT MORTGAGE LOAN TRUST COLT_24-4	7/25/2069	5.949	14,993	14,973	14,965
COLT MORTGAGE LOAN TRUST COLT_24-5	8/25/2069	5.123	29,113	29,085	28,888
COLT MORTGAGE LOAN TRUST COLT_24-6	11/25/2069	5.390	20,884	20,862	20,747
COLT MORTGAGE LOAN TRUST COLT_24-7	12/26/2069	5.538	21,287	21,263	21,166
COLT MORTGAGE LOAN TRUST COLT_25-3	3/25/2070	5.352	15,626	15,603	15,386
COLT MORTGAGE LOAN TRUST COLT_25-4	4/25/2070	5.794	10,149	10,198	10,080
COLT MORTGAGE LOAN TRUST COLT_25-5	5/25/2070	5.536	24,238	24,203	23,899
COUNTRYWIDE HOME LOANS CWHL_03-46	1/19/2034	5.556	419	425	410
CREDIT SUISSE MORTGAGE TRUST CSMC_17-FHA1	4/25/2047	3.250	6,009	6,041	5,483
CREDIT SUISSE MORTGAGE TRUST CSMC_17-RPL1	7/25/2057	2.750	2,292	2,289	2,239
CREDIT SUISSE MORTGAGE TRUST CSMC_17-RPL3	8/1/2057	4.000	11,272	11,550	10,004
CREDIT SUISSE MORTGAGE TRUST CSMC_19-AFC1	7/25/2049	3.573	2,535	2,531	2,451
CREDIT SUISSE MORTGAGE TRUST CSMC_22-ATH1	1/25/2067	2.870	7,598	7,592	7,257
CREDIT SUISSE MORTGAGE TRUST CSMC_22-ATH2	5/25/2067	5.547	11,791	11,783	11,748
CROSS MORTGAGE TRUST CROSS_23-H2	11/25/2068	7.135	17,850	17,819	17,789

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (Unaudited) (continued)
September 30, 2026

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CROSS MORTGAGE TRUST CROSS_24-H2	4/25/2069	6.093	13,447	13,430	13,427
CROSS MORTGAGE TRUST CROSS_24-H3	6/25/2069	6.272	9,414	9,402	9,410
CROSS MORTGAGE TRUST CROSS_24-H4	7/25/2069	6.147	9,009	8,995	9,002
CROSS MORTGAGE TRUST CROSS_24-H5	8/26/2069	5.854	5,255	5,248	5,242
CROSS MORTGAGE TRUST CROSS_25-H1	2/25/2070	5.735	12,380	12,363	12,303
CROSS MORTGAGE TRUST CROSS_25-H3	4/25/2070	5.883	20,261	20,230	20,148
CSMC TRUST CSMC_21-NQM8	10/25/2066	2.841	16,781	16,775	14,807
DEEPHAVEN RESIDENTIAL MORTGAGE TRUST DRMT_22-1	1/25/2067	2.205	13,040	13,031	11,719
DEEPHAVEN RESIDENTIAL MORTGAGE TRUST DRMT_24-1	7/25/2069	5.735	27,086	27,066	27,013
ELLINGTON FINANCIAL MORTGAGE TRUST EFMT_19-2	11/25/2059	2.739	942	941	925
ELLINGTON FINANCIAL MORTGAGE TRUST EFMT_22-1	1/25/2067	2.206	15,114	15,109	12,877
ELLINGTON FINANCIAL MORTGAGE TRUST EFMT_24-INV2	10/25/2069	5.035	11,510	11,504	11,406
ELLINGTON FINANCIAL MORTGAGE TRUST EFMT_24-NQM1	11/25/2069	5.708	26,154	26,126	26,021
ELLINGTON FINANCIAL MORTGAGE TRUST EFMT_25-INV1	3/25/2070	5.626	11,932	11,924	11,779
ELLINGTON FINANCIAL MORTGAGE TRUST EFMT_25-NQM1	1/25/2070	5.668	17,295	17,275	17,180
ELLINGTON FINANCIAL MORTGAGE TRUST EFMT_26-NQM6	6/25/2071	5.466	19,569	19,564	19,158
FIRST HORIZON ALTERNATIVE MORTGAGE SECURITIES FHAMS_04-AA4	10/25/2034	4.724	66	66	65
GCAT GCAT_24-NQM2	6/25/2059	6.085	15,966	15,940	15,949
GCAT_19-NQM3	11/25/2059	3.686	997	995	979
GCAT_22-HX1	12/27/2066	2.885	10,580	10,574	9,572
GMAC MORTGAGE CORPORATION LOAN TRUST GMACM_04-AR2	8/19/2034	4.414	92	92	84
GMAC MORTGAGE CORPORATION LOAN TRUST GMACM_04-AR2	8/19/2034	4.075	82	82	74
GS MORTGAGE SECURITIES TRUST GSMBS_18-RPL1	10/25/2057	3.750	2,470	2,455	2,401
GSR MORTGAGE LOAN TRUST GSR_05-AR1	1/25/2035	6.274	288	289	279
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-1	4/19/2034	5.752	43	43	43
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-10	1/19/2035	4.644	52	53	48
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-4	6/19/2034	4.923	20	20	17
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-6	8/19/2034	6.330	22	21	21
HARBORVIEW MORTGAGE LOAN TRUST HVMLT_04-7	11/19/2034	5.145	120	119	117
HOMES TRUST HOMES_24-AFC1	8/25/2059	5.224	13,209	13,193	13,113
HOMES TRUST HOMES_25-NQM1	1/25/2070	5.554	31,166	31,138	30,794
HOMES TRUST HOMES_25-NQM2	2/25/2070	5.425	15,753	15,738	15,506
HOMES_24-NQM2	10/25/2069	5.717	10,674	10,662	10,633
IMPERIAL FUND MORTGAGE TRUST IMPRL_21-NQM4	1/25/2057	2.091	18,048	18,042	15,244
IMPERIAL FUND MORTGAGE TRUST IMPRL_23-NQM1	2/25/2068	5.941	11,427	11,410	11,402
JP MORGAN MORTGAGE TRUST JPMMT_24-HE3	2/25/2055	4.848	9,666	9,666	9,670
JP MORGAN MORTGAGE TRUST JPMMT_25-VIS1	8/25/2055	5.493	40,748	40,711	40,126
JP MORGAN MORTGAGE TRUST JPMMT_26-NQX2	10/25/2066	5.628	24,050	24,043	23,617
JPMMT_25-NQM2	9/25/2065	5.567	10,601	10,589	10,456
MELLO MORTGAGE CAPITAL ACCEPTANCE MELLO_21-INV3	10/25/2051	2.500	17,724	17,946	13,535
MERRILL LYNCH MORTGAGE INVESTORS INC MLMI_05-A1	12/25/2034	6.069	42	42	42
MERRILL LYNCH MORTGAGE INVESTORS INC MLMI_05-A2	2/25/2035	5.049	230	230	215
MERRILL LYNCH MORTGAGE INVESTORS TRUST MLCC_04-1	12/25/2034	5.259	42	42	40
MERRILL LYNCH MORTGAGE INVESTORS TRUST MLMI_03-A5	8/25/2033	5.871	98	98	95
METLIFE SECURITIZATION TRUST MST_17-1A	4/25/2055	3.000	2,560	2,565	2,409
METLIFE SECURITIZATION TRUST MST_18-1A	3/25/2057	3.750	3,636	3,635	3,435
MFA TRUST MFRA_20-NQM3	1/26/2065	1.014	699	699	671
MFA TRUST MFRA_23-NQM4	12/25/2068	6.105	11,592	11,578	11,564
MFA TRUST MFRA_24-NQM1	3/25/2069	6.579	4,059	4,051	4,060
MFA TRUST MFRA_24-NQM2	8/25/2069	5.272	8,319	8,306	8,272

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (Unaudited) (continued)
September 30, 2026

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

MFA TRUST MFRA_24-NQM3	12/25/2069	5.722	16,200	16,183	16,115
MFA TRUST MFRA_25-NQM2	5/27/2070	5.675	9,206	9,196	9,095
MFRA TRUST MFRA_26-NQM2	5/25/2071	5.513	14,946	14,926	14,664
MILL CITY MORTGAGE TRUST MCMLT_18-3	8/25/2058	3.482	506	507	501
MILL CITY MORTGAGE TRUST MCMLT_19-1	10/25/2069	3.250	1,753	1,755	1,708
MILL CITY MORTGAGE TRUST MCMLT_19-GS1	7/25/2059	2.750	1,276	1,275	1,257
MORGAN STANLEY MORTGAGE LOAN TRUST MSM_04-10AR	11/25/2034	5.326	62	62	61
MORGAN STANLEY MORTGAGE LOAN TRUST MSM_04-10AR	11/25/2034	5.099	27	28	26
MORGAN STANLEY RESIDENTIAL MORTGAGE LOAN TRUST MSRM_24-NQM3	7/25/2069	5.044	12,807	12,792	12,686
MORGAN STANLEY RESIDENTIAL MORTGAGE LOAN TRUST MSRM_24-NQM5	10/25/2069	5.649	8,796	8,786	8,745
MORGAN STANLEY RESIDENTIAL MORTGAGE LOAN TRUST MSRM_25-NQM1	11/25/2069	5.738	12,632	12,623	12,553
MORGAN STANLEY RESIDENTIAL MORTGAGE LOAN TRUST MSRM_25-NQM2	1/25/2070	5.627	31,305	31,278	31,052
NATIONSTAR MORTGAGE LOAN TRUST NSMLT_13-A	12/25/2052	3.750	351	357	326
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_14-3A	11/25/2054	3.750	810	820	744
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_16-1A	3/25/2056	3.750	2,174	2,230	2,017
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_16-2A	11/26/2035	3.750	1,487	1,507	1,400
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_16-3A	9/25/2056	3.750	4,331	4,418	4,025
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_16-4A	11/25/2056	3.750	4,665	4,736	4,268
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_17-1A	2/25/2057	4.000	3,484	3,534	3,289
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_17-2A	3/25/2057	4.000	4,385	4,475	4,129
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_17-3A	4/25/2057	4.000	4,656	4,748	4,388
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_17-6A	8/27/2057	4.000	3,538	3,594	3,301
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_19-NQM4	9/25/2059	2.492	588	587	568
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_19-RPL3	7/25/2059	2.750	3,898	3,938	3,728
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_24-NQM1	3/25/2064	6.129	9,100	9,085	9,085
NEW RESIDENTIAL MORTGAGE LOAN TRUST NRZT_25-NQM1	1/25/2065	5.643	17,983	17,965	17,684
NEW YORK MORTGAGE TRUST NYMT_24-BPL3	9/25/2039	5.268	6,676	6,676	6,674
OBX TRUST OBX_21-INV1	9/25/2051	2.500	16,500	16,685	12,569
OBX TRUST OBX_23-NQM10	10/25/2063	6.465	8,959	8,947	8,938
OBX TRUST OBX_23-NQM8	9/25/2063	7.045	14,344	14,325	14,317
OBX TRUST OBX_24-NQM17	11/25/2064	5.610	16,621	16,600	16,525
OCEANVIEW MORTGAGE LOAN TRUST OVMLT_20-1	5/28/2050	1.733	942	941	885
ONSLOW BAY FINANCIAL LLC OBX_23-NQM7	4/25/2063	6.844	8,094	8,198	8,068
ONSLOW BAY FINANCIAL LLC OBX_24-NM10	5/25/2064	6.180	15,399	15,372	15,384
ONSLOW BAY FINANCIAL LLC OBX_24-NQM18	10/25/2064	5.408	20,641	20,614	20,485
ONSLOW BAY FINANCIAL LLC OBX_24-NQM2	12/25/2063	5.878	14,201	14,180	14,170
ONSLOW BAY FINANCIAL LLC OBX_24-NQM3	12/25/2063	6.129	7,848	7,835	7,838
ONSLOW BAY FINANCIAL LLC OBX_24-NQM4	1/25/2064	6.067	15,370	15,346	15,357
ONSLOW BAY FINANCIAL LLC OBX_24-NQM5	1/25/2064	5.988	9,593	9,576	9,578
ONSLOW BAY FINANCIAL LLC OBX_25-NQM2	11/25/2064	5.597	30,329	30,284	30,098
ONSLOW BAY FINANCIAL LLC OBX_25-NQM4	2/25/2055	5.400	20,506	20,475	20,186
PRKCM TRUST PRKCM_23-AFC2	6/25/2058	6.482	14,488	14,461	14,448
PRKCM TRUST PRKCM_23-AFC4	11/25/2058	7.225	9,996	9,979	9,961
PRKCM TRUST PRKCM_24-AFC1	3/25/2059	6.333	16,325	16,290	16,297
PRKCM TRUST PRKCM_24-HOME1	5/25/2059	6.431	24,599	24,565	24,603
PRKCM TRUST PRKCM_25-HOME1	2/25/2060	5.546	14,523	14,508	14,328
PRKCM TRUST PRKCM_26-AFC4	7/25/2061	5.600	24,637	24,627	24,168
PRKCM TRUST PRKCM_26-AFC5	8/25/2061	5.733	19,892	19,890	19,576

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (Unaudited) (continued)
September 30, 2026

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

PRPM ADVISORS LLC PRPM_24-NQM4	12/26/2069	5.674	9,916	9,907	9,881
PRPM ADVISORS LLC PRPM_25-NQM1	11/25/2069	5.802	12,253	12,240	12,186
PRPM LLC PRPM_23-NQM3	11/25/2068	6.221	11,246	11,233	11,228
PRPM LLC PRPM_24-NQM1	12/25/2068	6.265	16,368	16,344	16,363
PRPM LLC PRPM_24-NQM2	6/25/2069	6.327	28,540	28,506	28,580
RUN_22-NQM1	3/25/2067	4.000	6,788	6,743	6,541
SASC_03-24A	7/25/2033	5.993	127	128	126
STAR_20-3	4/25/2065	1.486	275	275	271
STARWOOD MORTGAGE RESIDENTIAL TRUST STAR_22-1	12/25/2066	2.447	17,052	17,045	14,791
TOWD POINT MORTGAGE TRUST TPMT_17-4	6/25/2057	2.750	1,155	1,154	1,136
TOWD POINT MORTGAGE TRUST TPMT_19-HY1	10/25/2048	5.015	629	629	628
UNITED WHOLESALE MORTGAGE LLC UWM _21-INV2	9/25/2051	2.500	17,661	17,925	13,487
VERUS SECURITIZATION TRUST VERUS_21-7	10/25/2066	2.829	10,652	10,647	9,307
VERUS SECURITIZATION TRUST VERUS_21-R1	10/25/2063	0.820	730	729	716
VERUS SECURITIZATION TRUST VERUS_22-1	1/25/2067	2.724	12,013	12,008	10,868
VERUS SECURITIZATION TRUST VERUS_23-8	12/25/2068	6.259	9,230	9,215	9,211
VERUS SECURITIZATION TRUST VERUS_24-2	2/25/2069	6.095	14,610	14,584	14,587
VERUS SECURITIZATION TRUST VERUS_24-INV1	3/25/2069	6.116	8,567	8,556	8,556
VERUS SECURITIZATION TRUST VERUS_25-2	3/25/2070	5.307	27,931	27,900	27,474
VERUS SECURITIZATION TRUST VERUS_25-INV1	2/25/2070	5.548	35,606	35,579	35,317
VISIO TRUST VISIO_26-1	8/25/2061	5.602	24,580	24,579	24,158
WAMU MORTGAGE PASS-THROUGH CERTIFICATES WAMU_03-AR6	6/25/2033	5.695	112	111	109
WAMU MORTGAGE PASS-THROUGH CERTIFICATES WAMU_04-AR10	7/25/2044	4.455	117	117	111
WAMU MORTGAGE PASS-THROUGH CERTIFICATES WAMU_05-AR3	3/25/2035	4.589	255	255	233
WAMU MORTGAGE PASS-THROUGH CERTIFICATES WAMU_05-AR4	4/25/2035	4.082	559	557	514
WELLS FARGO MORTGAGE BACKED SECURITIES TRUST WFMBS_04-K	7/25/2034	6.112	184	188	187
TOTAL NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES				2,077,882	2,027,178
TOTAL RESIDENTIAL MORTGAGE BACKED SECURITIES				4,149,450	4,063,638

ASSET BACKED SECURITIES
321 HENDERSON RECEIVABLES LLC HENDR_10-3A	12/15/2048	3.820	52	52	52
AMERICAN CREDIT ACCEPTANCE RECEIVABLES TRUST ACAR_26-3	6/10/2030	4.600	23,042	23,042	23,006
APIDOS CLO APID_20-33A	4/24/2038	5.075	22,000	22,000	22,027
BABSON CLO LTD BABSN_23-1A	4/20/2038	5.129	40,000	40,000	40,046
BAIN CAPITAL CREDIT CLO BCC_23	7/16/2038	5.503	12,570	12,570	12,580
BROAD RIVER BSL FUNDING CLO BDRVR_20-1	7/20/2039	3.750	16,800	16,800	16,812
CERBERUS ONSHORE CLO LLC CERB_24-3	7/15/2036	5.491	25,000	25,000	25,013
CPS AUTO RECEIVABLES TRUST CPS_26-C	4/15/2030	4.520	14,718	14,717	14,624
DRYDEN SENIOR LOAN FUND DRSLF_18-55A	4/15/2031	5.022	223	223	223
GLS AUTO SELECT RECEIVABLES TRUST GSAR_24-3	10/15/2029	5.590	4,344	4,344	4,362
GOLDENTREE LOAN MANAGEMENT US CLO 1 LTD GLM_21-9A	4/20/2037	4.980	20,000	20,000	20,023
GOLDENTREE LOAN MANAGEMENT US CLO 1 LTD GLM_23-17A	1/20/2039	5.030	50,000	50,000	50,158
GOLUB CAPITAL PARTNERS CLO LTD GOCAP_19-46A	4/20/2037	5.560	20,000	20,000	20,080
MADISON PARK FUNDING LTD MDPK_21-48A	1/19/2039	4.970	40,000	40,000	39,992
MAGNETITE CLO LIMITED MAGNE_20-26	1/25/2038	4.960	25,000	25,000	24,968
NAVIENT STUDENT LOAN TRUST NAVSL_18-DA	12/15/2059	4.707	1,374	1,372	1,373
OAK HILL CREDIT PARTNERS OAKC_23-14	4/20/2038	5.429	5,000	5,000	5,018
OAKC_21-8A	1/20/2038	5.009	30,000	30,000	30,018
OCCU AUTO RECEIVABLES TRUST OC	4/17/2028	4.820	1,696	1,696	1,696
OCTAGON INVESTMENT PARTNERS OCT48_20-3A	1/15/2038	5.101	25,000	25,000	25,011

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (Unaudited) (continued)
September 30, 2026

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

ONEMAIN FINANCIAL ISSUANCE TRUST OMFIT_22-S1	5/14/2035	4.130	603	602	603
OPORTUN FUNDING LLC OPTN_25-B	5/9/2033	4.880	23,700	23,698	23,664
PAGAYA AI DEBT GRANTOR TRUST PAID_25-2	10/15/2032	4.961	20,290	20,290	20,254
PAGAYA AI DEBT GRANTOR TRUST PAID_25-R2	10/15/2032	4.865	10,648	10,648	10,621
PAGAYA AI DEBT GRANTOR TRUST PAID_26-1	9/15/2033	4.739	40,100	40,100	39,943
PAGAYA AI DEBT GRANTOR TRUST PAID_26-2	4/15/2027	4.522	4,142	4,142	4,141
PAGAYA AI DEBT GRANTOR TRUST PAID_26-2	11/15/2033	5.140	9,997	9,997	9,963
PAGAYA AI DEBT GRANTOR TRUST PAID_26-3	5/17/2027	4.636	34,031	34,031	34,026
PAGAYA AI DEBT GRANTOR TRUST PAID_26-5	8/16/2027	4.756	41,000	41,000	40,994
PAGAYA AI DEBT SELECTION TRUST PAID_24-10	6/15/2032	5.551	12,269	12,269	12,277
PAGAYA AI DEBT SELECTION TRUST PAID_24-9	3/15/2032	5.065	5,029	5,029	5,024
PAGAYA AI DEBT SELECTION TRUST PAID_25-3	12/15/2032	5.365	7,328	7,349	7,326
PAGAYA AI DEBT SELECTION TRUST PAID_26-4	6/15/2027	4.616	36,343	36,344	36,332
PAGAYA AI DEBT SELECTION TRUST PAID_26-R3	6/15/2034	5.163	28,688	28,688	28,660
PAGAYA AI DEBT TRUST PAID_25-4	1/17/2033	5.373	16,223	16,223	16,196
PAGAYA POINT OF SALE HOLDINGS	1/20/2034	5.715	40,000	40,000	39,963
PALMER SQUARE CLO LTD PLMRS_21-2A	2/15/2038	4.979	25,000	25,000	25,008
PRESTON RIDGE PARTNERS MORTGAG	2/27/2034	5.149	50,000	50,000	49,861
RESEARCH-DRIVEN PAGAYA MOTOR ASSET TRUST RPM_26-4	7/26/2027	4.304	15,000	15,000	14,998
RESEARCH-DRIVEN PAGAYA MOTOR ASSET TRUST RPM_26-4	5/25/2035	4.918	18,000	18,000	17,967
SMB PRIVATE EDUCATION LOAN TRUST SMB_21-A	1/15/2053	4.637	7,360	7,243	7,293
UPGRADE MASTER PASS-THRU TRUST UMPT_25-ST5	9/15/2032	4.794	7,966	7,966	7,969
UPGRADE MASTER PASS-THRU TRUST UMPT_26-ST3	9/15/2033	4.750	42,714	42,715	42,609
UPSTART SECURITIZATION TRUST UPST_26-1	3/20/2036	4.300	10,524	10,507	10,494
TOTAL ASSET BACKED SECURITIES				883,657	883,268

COMMERCIAL MORTGAGE BACKED SECURITIES
AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES
FREDDIE MAC KF67	8/25/2029	4.332	7,309	7,263	7,319
FREDDIE MAC KF76	1/25/2030	4.508	1,402	1,389	1,403
FREDDIE MAC K-F120	8/25/2031	3.890	23,049	22,447	22,790
TOTAL AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES				31,099	31,512

NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES
280 PARK AVENUE MORTGAGE TRUST PRK_17-280P	9/15/2034	4.923	40,000	40,000	39,825
COLONY MORTGAGE CAPITAL LTD CLNY_19-IKPR	11/15/2038	5.255	7,211	7,209	7,138
COMM MORTGAGE TRUST COMM_19-521F	6/15/2034	4.839	16,510	16,510	16,180
JP MORGAN CHASE COMMERCIAL MORTGAGE SECURITIES TRUST JPMCC_18-ASH8	2/15/2035	4.914	9,378	9,378	9,284
LIFE FINANCIAL SERVICES TRUST LIFE_22-BMR2	5/15/2039	5.112	49,000	48,974	45,942
MORGAN STANLEY CAPITAL I TRUST MSC_18-BOP	8/15/2033	4.714	12,624	12,624	10,994
ONE NEW YORK PLAZA TRUST ONYP_20-1NYP	1/15/2036	4.881	17,179	17,179	16,707
STAR TRUST STAR_26-SFR8	9/17/2043	5.286	37,000	37,000	36,979
STARVEST EMERGING MARKETS CBO I STAR_26-SFR7	5/17/2043	5.040	38,215	38,215	38,143
TRICON RESIDENTIAL TRUST TCN_26-SFR2	6/17/2043	5.186	21,000	21,027	20,927
WELLS FARGO COMMERCIAL MORTGAGE TRUST WFCM_17-SMP	12/15/2034	4.739	18,500	18,498	16,984
TOTAL NON-AGENCY COMMERCIAL MORTGAGE BACKED SECURITIES				266,614	259,103
TOTAL COMMERCIAL MORTGAGE BACKED SECURITIES				297,713	290,615

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (Unaudited) (continued)
September 30, 2026

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

CORPORATE DEBT SECURITIES
BANKING
WASHINGTON MUTUAL BANK/HENDERSON	6/15/2011	—	1,500	—	3	c,d
TOTAL BANKING				—	3

CAPITAL GOODS
L3HARRIS TECHNOLOGIES INC	12/15/2026	3.850	4,660	4,651	4,650
TOTAL CAPITAL GOODS				4,651	4,650

COMMUNICATIONS
AMERICAN TOWER CORPORATION	10/15/2026	3.375	3,749	3,747	3,747
FOOTBALL CLUB TERM NOTES	10/5/2027	2.970	3,000	2,949	2,929
TOTAL COMMUNICATIONS				6,696	6,676

TOTAL CORPORATE DEBT SECURITIES				11,347	11,329
TOTAL FIXED MATURITIES				7,123,890	7,029,731

SYNDICATED LOANS
BASIC INDUSTRY
ELEMENT SOLUTIONS INC	12/18/2030	5.436	1,151	1,138	1,138
INEOS LTD	2/7/2031	6.686	985	974	974
INEOS LTD	2/19/2030	6.936	390	378	378
TOTAL BASIC INDUSTRY				2,490	2,490

CAPITAL GOODS
EMRLD BORROWER LP	5/31/2030	5.936	1,395	1,383	1,383
ENERGY CAPITAL PARTNERS II LLC	9/20/2030	6.936	567	554	554
FLINT GROUP PACKAGING INKS NORTH AMERICA HOLDINGS LLC	12/31/2026	8.264	214	213	213
FLINT GROUP PACKAGING INKS NORTH AMERICA HOLDINGS LLC	12/31/2027	4.114	188	112	112
G HOLDINGS INC	9/22/2028	5.649	455	450	450
QUIKRETE HOLDINGS INC	3/19/2029	5.936	970	963	963
QUIKRETE HOLDINGS INC	4/14/2031	5.936	1,287	1,270	1,270
QUIKRETE HOLDINGS INC	2/10/2032	5.936	658	651	651
TRANSDIGM INC	2/28/2031	6.574	1,950	1,933	1,933
TOTAL CAPITAL GOODS				7,529	7,529

COMMUNICATIONS
CMG MEDIA CORPORATION	6/18/2029	7.332	833	779	779
SINCLAIR INC	12/31/2029	7.147	760	666	666
TELESAT LLC	12/7/2026	6.776	814	813	813
TOTAL COMMUNICATIONS				2,258	2,258

CONSUMER CYCLICAL
ADT INC	3/7/2032	5.494	1,185	1,170	1,170
APOLLO INVESTMENT FUND VIII LP	10/13/2030	5.744	660	650	650
ARAMARK SERVICES INC	4/6/2028	5.436	873	869	869
BELRON FINANCE 2019 LLC	10/16/2031	5.758	990	995	995
GREAT OUTDOORS GROUP LLC	1/23/2032	6.936	1,940	1,920	1,920
HILTON WORLDWIDE HOLDINGS INC	11/3/2030	5.649	1,749	1,733	1,733

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (Unaudited) (continued)
September 30, 2026

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

LIGHT & WONDER INC	4/16/2029	5.899	1,955	1,940	1,940
PCI GAMING AUTHORITY	7/18/2031	5.686	357	348	348
RESTAURANT BRANDS INTERNATIONAL INC	9/20/2030	5.436	2,143	2,114	2,114
YUM! BRANDS INC.	3/15/2028	5.751	994	994	994
TOTAL CONSUMER CYCLICAL				12,733	12,733

CONSUMER NON CYCLICAL
BRP INC	12/13/2029	5.935	1,698	1,688	1,688
ELANCO ANIMAL HEALTH INC	10/29/2032	5.433	160	159	159
GRIFOLS SA	4/14/2033	6.187	759	756	756
MEDLINE INC	5/30/2033	5.186	655	655	655
REYNOLDS CONSUMER PRODUCTS LLC	3/4/2032	5.436	898	898	898
THOR INDUSTRIES INC	11/15/2030	5.936	68	68	68
TOTAL CONSUMER NON CYCLICAL				4,224	4,224

ELECTRIC
CONSTELLATION ENERGY CORPORATION	12/15/2027	5.764	374	374	374
EFS COGEN HOLDINGS I LLC	10/3/2031	6.232	578	564	564
TOTAL ELECTRIC				938	938

OTHER FINANCIAL INSTITUTIONS
FINCO 1 LLC	6/27/2029	5.436	780	770	770
TRANSUNION	6/24/2031	5.436	687	687	687
TRANSUNION	6/24/2031	5.436	961	953	953
TOTAL OTHER FINANCIAL INSTITUTIONS				2,410	2,410

OTHER INDUSTRY
API GROUP CORPORATION	5/16/2033	5.436	1,191	1,191	1,191
VSE CORPORATION	5/5/2033	5.686	1,500	1,493	1,493
TOTAL OTHER INDUSTRY				2,684	2,684

TECHNOLOGY
ADEIA INC	6/8/2028	6.401	397	382	382
CARLYLE GROUP INC/THE	5/9/2031	5.686	822	822	822
COHERENT CORPORATION	7/2/2029	5.436	386	375	375
MKS INCORPORATED	2/4/2033	5.518	389	389	389
ONEX CORPORATION	6/20/2031	5.438	861	861	861
TTM TECHNOLOGIES INC	5/30/2030	5.433	1,218	1,203	1,203
TOTAL TECHNOLOGY				4,032	4,032

TOTAL SYNDICATED LOANS BEFORE ALLOWANCE FOR LOAN LOSSES				39,298	39,298
ALLOWANCE FOR LOAN LOSSES				(237)	(237)
TOTAL SYNDICATED LOANS - NET				39,061	39,061

DERIVATIVES
PURCHASED OPTIONS
BNP PARIBAS	10/6/2026	—	—	94	94
BNP PARIBAS	10/20/2026	—	—	187	187

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (Unaudited) (continued)
September 30, 2026

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

BNP PARIBAS	10/27/2026	—	—	79	79
BNP PARIBAS	11/3/2026	—	—	91	91
BNP PARIBAS	12/1/2026	—	—	89	89
BNP PARIBAS	12/22/2026	—	—	85	85
BNP PARIBAS	12/29/2026	—	—	87	87
BNP PARIBAS	4/27/2027	—	—	168	168
BNP PARIBAS	9/14/2027	—	—	72	72
WELLS FARGO BANK, NA	10/13/2026	—	—	102	102
WELLS FARGO BANK, NA	12/8/2026	—	—	89	89
WELLS FARGO BANK, NA	1/12/2027	—	—	83	83
WELLS FARGO BANK, NA	1/19/2027	—	—	100	100
WELLS FARGO BANK, NA	1/26/2027	—	—	84	84
WELLS FARGO BANK, NA	2/2/2027	—	—	91	91
WELLS FARGO BANK, NA	3/2/2027	—	—	103	103
WELLS FARGO BANK, NA	3/23/2027	—	—	129	129
WELLS FARGO BANK, NA	4/6/2027	—	—	125	125
WELLS FARGO BANK, NA	4/20/2027	—	—	89	89
WELLS FARGO BANK, NA	5/4/2027	—	—	76	76
WELLS FARGO BANK, NA	6/1/2027	—	—	54	54
WELLS FARGO BANK, NA	6/22/2027	—	—	75	75
WELLS FARGO BANK, NA	7/13/2027	—	—	65	65
WELLS FARGO BANK, NA	7/20/2027	—	—	69	69
TOTAL PURCHASED OPTIONS				2,286	2,286

WRITTEN OPTIONS
BNP PARIBAS	10/6/2026	—	—	(71)	(71)
BNP PARIBAS	10/20/2026	—	—	(141)	(141)
BNP PARIBAS	10/27/2026	—	—	(56)	(56)
BNP PARIBAS	11/3/2026	—	—	(69)	(69)
BNP PARIBAS	12/1/2026	—	—	(67)	(67)
BNP PARIBAS	12/22/2026	—	—	(63)	(63)
BNP PARIBAS	12/29/2026	—	—	(65)	(65)
BNP PARIBAS	4/27/2027	—	—	(133)	(133)
BNP PARIBAS	9/14/2027	—	—	(56)	(56)
WELLS FARGO BANK, NA	10/13/2026	—	—	(78)	(78)
WELLS FARGO BANK, NA	12/8/2026	—	—	(67)	(67)
WELLS FARGO BANK, NA	1/12/2027	—	—	(62)	(62)
WELLS FARGO BANK, NA	1/19/2027	—	—	(78)	(78)
WELLS FARGO BANK, NA	1/26/2027	—	—	(63)	(63)
WELLS FARGO BANK, NA	2/2/2027	—	—	(71)	(71)
WELLS FARGO BANK, NA	3/2/2027	—	—	(84)	(84)
WELLS FARGO BANK, NA	3/23/2027	—	—	(111)	(111)
WELLS FARGO BANK, NA	4/6/2027	—	—	(107)	(107)
WELLS FARGO BANK, NA	4/20/2027	—	—	(71)	(71)
WELLS FARGO BANK, NA	5/4/2027	—	—	(58)	(58)
WELLS FARGO BANK, NA	6/1/2027	—	—	(39)	(39)
WELLS FARGO BANK, NA	6/22/2027	—	—	(58)	(58)
WELLS FARGO BANK, NA	7/13/2027	—	—	(49)	(49)
WELLS FARGO BANK, NA	7/20/2027	—	—	(53)	(53)
TOTAL WRITTEN OPTIONS				(1,770)	(1,770)

Ameriprise Certificate Company
Schedule I — Investments in Securities of Unaffiliated Issuers (Unaudited) (continued)
September 30, 2026

(in thousands, except rate) Issuer	Maturity Date	Coupon Rate	Principal Amount of Bonds & Notes or # of Shares	Amortized Cost (Notes a & b)	Carrying Value (Note a)

FUTURES
S&P 500 EMINI FUT Dec 2026	12/18/2026	—	—	(4)	(4)
TOTAL FUTURES				(4)	(4)
TOTAL DERIVATIVES - NET				512	512
TOTAL INVESTMENTS IN CASH EQUIVALENTS, FIXED MATURITIES, EQUITY SECURITIES, SYNDICATED LOANS AND DERIVATIVES				$7,743,768	$7,649,609

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
b) For Federal income tax purposes, the cost of investments is $7.7 billion.
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
d) Non-income producing securities.

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages (Unaudited)
Three and Nine Months Ended September 30, 2026
(in thousands, except number of loans and rates)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages						Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held (e)
Description (a)	Loan No.	Property location		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)			Three months ended September 30, 2026	Nine months ended September 30, 2026
Other - liens on:
Apartment and business:
Under $500:
	121047262	Fargo(f)	ND	—	$—	$—	$—	$—	$—	$—	—%	—%
	121047398	Springfield	IL	1	—	377	377	—	—	1	4.390	4.390
	121087378	Pittsburgh(f)	PA	—	—	—	—	—	—	—	—	—
	121087382	San Diego	CA	1	—	241	241	—	—	1	3.090	3.090
	121087388	Riverside	CA	1	—	287	287	—	—	1	3.270	3.270
	121087389	Palmdale	CA	1	—	388	388	—	—	1	3.270	3.270
Over $500:
	121047210	West Haven City	CT	1	—	3,359	3,359	—	—	10	3.600	3.600
	121047347	Lawrenceville	GA	1	—	1,173	1,173	—	—	4	3.970	3.970
	121047383	Las Vegas	NV	1	—	4,216	4,216	—	—	13	3.810	3.810
	121047387	Washington Terrace	UT	1	—	1,943	1,943	—	—	5	3.020	3.020
	121047392	Philadelphia City	PA	1	—	2,996	2,996	—	—	17	6.640	6.640
	121047400	Pittsford	NY	1	—	554	554	—	—	2	4.070	4.070
	121047402	Miami(g)	FL	1	—	2,200	2,200	—	—	10	5.730	5.730
	121047406	Kokomo	IN	1	—	2,967	2,967	—	—	14	5.560	5.560
	121047408	Wyomissing	PA	1	—	1,629	1,629	—	—	4	2.700	2.700
	121047410	Chicago	IL	1	—	1,534	1,534	—	—	3	2.500	2.500
	121047412	Columbus	IN	1	—	1,047	1,047	—	—	3	3.370	3.370
	121047417	Nashville	TN	1	—	4,000	4,000	—	—	22	6.560	6.560
	121047427	Boca Raton(h)	FL	1	—	5,000	5,000	—	—	21	5.030	5.030
	121087245	Southport	CT	1	—	2,260	2,260	—	—	7	4.010	4.010
	121087313	Orchard Park(g)	NY	1	—	1,987	1,987	—	—	9	5.210	5.210
	121087327	Marietta City	GA	1	—	1,804	1,804	—	—	6	3.820	3.820
	121087358	Philadelphia City	PA	1	—	3,872	3,872	—	—	21	6.400	6.400
	121087361	Oswego	OR	1	—	2,702	2,702	—	—	10	4.260	4.260
	121087362	Atlanta	GA	1	—	2,994	2,994	—	—	10	3.960	3.960
	121087381	San Diego	CA	1	—	615	615	—	—	2	3.130	3.130
	121087384	Culver City	CA	1	—	2,383	2,383	—	—	6	3.170	3.170
	121087394	Richmond	TX	1	—	851	851	—	—	3	4.000	4.000
	121087396	Seattle	WA	1	—	4,897	4,897	—	—	16	4.000	4.000
	121087397	Nashville	TN	1	—	547	547	—	—	2	4.350	4.350
	121087403	Houston	TX	1	—	3,768	3,768	—	—	19	5.960	5.960
	121087404	Blaine	MN	1	—	1,152	1,152	—	—	3	3.320	3.320
	121087405	Monroe	WA	1	—	3,699	3,699	—	—	10	3.390	3.390
	121087407	Victorville	CA	1	—	1,107	1,107	—	—	3	2.960	2.960
	121087409	Pompano Beach(g)	FL	1	—	1,524	1,524	—	—	7	5.200	5.200
	121087411	Syracuse	UT	1	—	1,496	1,496	—	—	3	2.520	2.520
	121087414	Fountain Valley	CA	1	—	5,199	5,199	—	—	25	5.880	5.880
	121087415	Avenel	NJ	1	—	985	985	—	—	5	5.900	5.900
	121087416	Bradenton	FL	1	—	2,600	2,600	—	—	12	5.790	5.790
	121087418	Dallas City	TX	1	—	2,514	2,514	—	—	12	5.860	5.860
	121087419	Vista	CA	1	—	2,812	2,812	—	—	13	5.670	5.670
	121087421	Birmingham	AL	1	—	2,293	2,293	—	—	11	5.650	5.650
	121087422	Mesa	AZ	1	—	3,176	3,176	—	—	14	5.370	5.370
	121087423	Brockton	MA	1	—	2,957	2,957	—	—	14	5.600	5.600

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages (Unaudited)
Three and Nine Months Ended September 30, 2026
(in thousands, except number of loans and rates)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages						Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held (e)
Description (a)	Loan No.	Property location		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)			Three months ended September 30, 2026	Nine months ended September 30, 2026
	121087424	Boston	MA	1	—	4,100	4,100	—	—	19	5.600	5.600
	121087425	Seattle	WA	1	—	1,798	1,798	—	—	8	5.660	5.660
	121087426	Poulsbo	WA	1	—	1,368	1,368	—	—	6	5.660	5.660
	121087428	Salt Lake City(h)	UT	1	—	2,500	2,500	—	—	12	5.580	5.580
Total				46	—	103,871	103,871	—	—	420	4.855	4.855
Less: Allowance for credit losses						363	363
Total				46	$—	$103,508	$103,508	$—	$—	$420	4.855%	4.855%

Part 3 - Location of mortgaged properties				Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed
State in which mortgaged property is located		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

Alabama	AL	1	$—	$2,293	$2,293	$—	$—
Arizona	AZ	1	—	3,176	3,176	—	—
California	CA	8	—	13,032	13,032	—	—
Connecticut	CT	2	—	5,619	5,619	—	—
Florida	FL	4	—	11,324	11,324	—	—
Georgia	GA	3	—	5,971	5,971	—	—
Illinois	IL	2	—	1,911	1,911	—	—
Indiana	IN	2	—	4,014	4,014	—	—
Massachusetts	MA	2	—	7,057	7,057	—	—
Minnesota	MN	1	—	1,152	1,152	—	—
Nevada	NV	1	—	4,216	4,216	—	—
New Jersey	NJ	1	—	985	985	—	—
New York	NY	2	—	2,541	2,541	—	—
Oregon	OR	1	—	2,702	2,702	—	—
Pennsylvania	PA	3	—	8,497	8,497	—	—
Tennessee	TN	2	—	4,547	4,547	—	—
Texas	TX	3	—	7,133	7,133	—	—
Utah	UT	3	—	5,939	5,939	—	—
Washington	WA	4	—	11,762	11,762	—	—
Total		46	—	103,871	103,871	—	—
Less: Allowance for credit losses				363	363
Total		46	$—	$103,508	$103,508	$—	$—
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
(d) Interest in arrears for less than three months has been disregarded in computing the total amount of principal subject to delinquent interest. The amount of mortgage loans being foreclosed are also included in the amount of principal subject to delinquent interest.
(e) Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense. In lieu thereof, the average gross interest rates (exclusive of amortization of discounts and premiums) on mortgage loans held during the three and nine months ended September 30, 2026 are shown by type and class of loan.
(f) Mortgage loans paid off during the periods ended September 30, 2026.
(g) Mortgage loans with interest rate resets or refinanced during the periods ended September 30, 2026.
(h) Mortgage loans originated during the periods ended September 30, 2026.

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages (Unaudited)
Three and Nine Months Ended September 30, 2025
(in thousands, except number of loans and rates)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages						Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held (e)
Description (a)	Loan No.	Property location		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)			Three months ended September 30, 2025	Nine months ended September 30, 2025
Other - liens on:
Apartment and business:
Under $500:
	121047393	Moore	SC	1	$—	$449	$449	$—	$—	$2	4.130%	4.130%
	121087375	Florence City(f)	KY	—	—	—	—	—	—	—	—	—
	121087376	Sterling Heights	MI	1	—	66	66	—	—	—	3.620	3.620
Over $500:
	121047210	West Haven City	CT	1	—	3,520	3,520	—	—	11	3.600	3.600
	121047262	Fargo	ND	1	—	609	609	—	—	3	5.440	5.440
	121047347	Lawrenceville	GA	1	—	1,230	1,230	—	—	4	3.970	3.970
	121047383	Las Vegas	NV	1	—	4,316	4,316	—	—	14	3.810	3.810
	121047387	Washington Terrace	UT	1	—	1,996	1,996	—	—	5	3.020	3.020
	121047392	Philadelphia City	PA	1	—	3,054	3,054	—	—	17	6.640	6.640
	121047398	Springfield	IL	1	—	512	512	—	—	2	4.390	4.390
	121047400	Pittsford	NY	1	—	741	741	—	—	3	4.070	4.070
	121047402	Miami	FL	1	—	1,318	1,318	—	—	4	3.750	3.750
	121047406	Kokomo	IN	1	—	3,000	3,000	—	—	7	3.000	3.000
	121047408	Wyomissing	PA	1	—	1,934	1,934	—	—	4	2.700	2.700
	121047410	Chicago	IL	1	—	1,808	1,808	—	—	4	2.500	2.500
	121047412	Columbus	IN	1	—	1,209	1,209	—	—	3	3.370	3.370
	121047417	Nashville	TN	1	—	4,000	4,000	—	—	22	6.560	6.560
	121087245	Southport	CT	1	—	2,358	2,358	—	—	8	4.010	4.010
	121087313	Orchard Park	NY	1	—	1,852	1,852	—	—	6	4.050	4.050
	121087327	Marietta City	GA	1	—	1,882	1,882	—	—	6	3.820	3.820
	121087349	Carlsbad(f)	CA	—	—	—	—	—	—	—	—	—
	121087358	Philadelphia City	PA	1	—	3,922	3,922	—	—	21	6.400	6.400
	121087361	Oswego	OR	1	—	3,031	3,031	—	—	11	4.260	4.260
	121087362	Atlanta	GA	1	—	3,059	3,059	—	—	10	3.960	3.960
	121087378	Pittsburgh	PA	1	—	1,296	1,296	—	—	4	3.690	3.690
	121087381	San Diego	CA	1	—	1,125	1,125	—	—	3	3.130	3.130
	121087382	San Diego	CA	1	—	805	805	—	—	2	3.090	3.090
	121087384	Culver City	CA	1	—	2,463	2,463	—	—	7	3.170	3.170
	121087388	Riverside	CA	1	—	509	509	—	—	1	3.270	3.270
	121087389	Palmdale	CA	1	—	687	687	—	—	2	3.270	3.270
	121087394	Richmond	TX	1	—	1,335	1,335	—	—	4	4.000	4.000
	121087396	Seattle	WA	1	—	4,986	4,986	—	—	17	4.000	4.000
	121087397	Nashville	TN	1	—	765	765	—	—	3	4.350	4.350
	121087403	Houston	TX	1	—	3,880	3,880	—	—	19	5.960	5.960
	121087404	Blaine	MN	1	—	1,270	1,270	—	—	4	3.320	3.320
	121087405	Monroe	WA	1	—	3,800	3,800	—	—	11	3.390	3.390
	121087407	Victorville	CA	1	—	1,302	1,302	—	—	3	2.960	2.960
	121087409	Pompano Beach	FL	1	—	1,579	1,579	—	—	4	2.740	2.740
	121087411	Syracuse	UT	1	—	1,755	1,755	—	—	4	2.520	2.520
	121087414	Fountain Valley	CA	1	—	5,271	5,271	—	—	22	5.100	5.100
	121087415	Avenel	NJ	1	—	1,020	1,020	—	—	5	5.900	5.900
	121087416	Bradenton	FL	1	—	2,600	2,600	—	—	13	5.790	5.790
	121087418	Dallas City	TX	1	—	2,550	2,550	—	—	12	5.860	5.860
	121087419	Vista	CA	1	—	2,852	2,852	—	—	13	5.670	5.670
	121087421	Birmingham(g)	AL	1	—	2,621	2,621	—	—	12	5.650	5.650

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages (Unaudited)
Three and Nine Months Ended September 30, 2025
(in thousands, except number of loans and rates)

Part 1 - Mortgage loans on real estate at end of period Part 2 - Interest earned on mortgages						Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed	Interest due and accrued at end of period	Average gross rate of interest on mortgages held (e)
Description (a)	Loan No.	Property location		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)			Three months ended September 30, 2025	Nine months ended September 30, 2025
	121087422	Mesa(g)	AZ	1	—	3,240	3,240	—	—	14	5.370	5.370
	121087423	Brockton(g)	MA	1	—	2,997	2,997	—	—	14	5.600	5.600
	121087424	Boston(g)	MA	1	—	4,155	4,155	—	—	19	5.600	5.600
	121087425	Seattle(g)	WA	1	—	1,820	1,820	—	—	1	5.660	5.660
	121087426	Poulsbo(g)	WA	1	—	1,385	1,385	—	—	1	5.660	5.660
Total				48	—	103,934	103,934	—	—	381	4.548	4.548
Less: Allowance for credit losses						283	283
Total				48	$—	$103,651	$103,651	$—	$—	$381	4.548%	4.548%

Part 3 - Location of mortgaged properties				Carrying amount of mortgages (c)	Amount of principal unpaid at end of period		Amount of mortgages being foreclosed
State in which mortgaged property is located		Number of loans	Prior liens (b)		Total	Subject to delinquent interest (d)

Alabama	AL	1	$—	$2,621	$2,621	$—	$—
Arizona	AZ	1	—	3,240	3,240	—	—
California	CA	8	—	15,014	15,014	—	—
Connecticut	CT	2	—	5,878	5,878	—	—
Florida	FL	3	—	5,497	5,497	—	—
Georgia	GA	3	—	6,171	6,171	—	—
Illinois	IL	2	—	2,320	2,320	—	—
Indiana	IN	2	—	4,209	4,209	—	—
Massachusetts	MA	2	—	7,152	7,152	—	—
Michigan	MI	1	—	66	66	—	—
Minnesota	MN	1	—	1,270	1,270	—	—
Nevada	NV	1	—	4,316	4,316	—	—
New Jersey	NJ	1	—	1,020	1,020	—	—
New York	NY	2	—	2,593	2,593	—	—
North Dakota	ND	1	—	609	609	—	—
Oregon	OR	1	—	3,031	3,031	—	—
Pennsylvania	PA	4	—	10,206	10,206	—	—
South Carolina	SC	1	—	449	449	—	—
Tennessee	TN	2	—	4,765	4,765	—	—
Texas	TX	3	—	7,765	7,765	—	—
Utah	UT	2	—	3,751	3,751	—	—
Washington	WA	4	—	11,991	11,991	—	—
Total		48	—	103,934	103,934	—	—
Less: Allowance for credit losses				283	283
Total		48	$—	$103,651	$103,651	$—	$—
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
(d) Interest in arrears for less than three months has been disregarded in computing the total amount of principal subject to delinquent interest. The amount of mortgage loans being foreclosed are also included in the amount of principal subject to delinquent interest.
(e) Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense. In lieu thereof, the average gross interest rates (exclusive of amortization of discounts and premiums) on mortgage loans held during the three and nine months ended September 30, 2025 are shown by type and class of loan.
(f) Mortgage loans paid off during the periods ended September 30, 2025.
(g) Mortgage loans originated during the periods ended September 30, 2025.

Ameriprise Certificate Company
Schedule III — Mortgage Loans on Real Estate and Interest Earned on Mortgages (Unaudited)
Three and Nine Months Ended September 30, 2026 and 2025
(in thousands)
(f)  The following is a reconciliation of the carrying amount of mortgage loans:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Balance at beginning of the period	$101,701	$95,165	$101,324	$94,879
Additions during the period:
Purchases and fundings	3,414	10,365	8,645	16,315
Deductions during the period:
Collections of principal	(1,577)	(1,919)	(6,379)	(7,609)
Provision for credit losses	(30)	40	(82)	66
Net additions (deductions)	1,807	8,486	2,184	8,772
Balance at end of the period	$103,508	$103,651	$103,508	$103,651

(g) The aggregate cost of mortgage loans for Federal income tax purposes as of September 30, 2026 and 2025 was $103,871 and $103,934, respectively.

(h) As of September 30, 2026 and 2025, an allowance for credit losses on mortgage loans of $363 and $283 is recorded, respectively.

Ameriprise Certificate Company
Schedule V — Qualified Assets on Deposit (Unaudited)
September 30, 2026 and December 31, 2025
(in thousands)

Name of Depositary	September 30, 2026
	Investment Securities	Mortgage Loans (b)	Other (c)	Total
	Bonds and Notes (a)

Deposits with states or their depositories to meet requirements of statutes and agreements:
Illinois - Secretary of State of Illinois	$55	$—	$—	$55
New Jersey - Commissioner of Banking and Insurance of New Jersey	51	—	—	51
Pennsylvania - Treasurer of the State of Pennsylvania	152	—	—	152
Texas - Treasurer of the State of Texas	101	—	—	101
Total State Deposits to meet requirements of statutes and agreements	359	—	—	359
Total Central Depository - Ameriprise Trust Company	7,703,837	103,508	39,061	7,846,406
Total Deposits	$7,704,196	$103,508	$39,061	$7,846,765
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

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited)
Three Months Ended September 30, 2026
(in thousands)
Part 1 - Summary of Changes

Description	September 30, 2026
Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
	No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Installment certificates:
Reserves to mature:
Inst I95	566	$—	$8,212	$—	$556	$57	$(243)	$(1,329)	$—	527	$—	$7,253
Inst-E	4	—	159	—	5	1	—	(4)	—	3	—	161
Inst-R	152	31,549	1,276	—	76	9	(3)	(247)	—	138	30,948	1,111
Inst-R-E	2	240	109	—	—	1	—	—	—	2	240	110
Total	724	31,789	9,756	—	637	68	(246)	(1,580)	—	670	31,188	8,635
Additional credits and accrued interest thereon:
Inst I95	—	—	10	56	—	—	—	—	(57)	—	—	9
Inst-E	—	—	(1)	2	—	—	—	—	(1)	—	—	—
Inst-R	—	—	3	9	—	—	—	—	(9)	—	—	3
Inst-R-E	—	—	—	—	—	—	—	—	(1)	—	—	(1)
Total	—	—	12	67	—	—	—	—	(68)	—	—	11
Total Installment Certificates	724	31,789	9,768	67	637	68	(246)	(1,580)	(68)	670	31,188	8,646

Single Pay - Non Qualified Certificates
Single - Payment certificates:
IC-Flexible Savings (Variable Term) - 165	103,085	4,086,004	4,430,897	—	531,044	35,480	(871)	(479,507)	—	99,234	4,184,300	4,517,043
IC - Stepup - 190	29	796	931	—	—	7	—	(10)	—	28	786	928
Cash Reserve Variables PMT - 3mo. - 662	41,550	693,340	705,733	—	179,503	2,772	(1,109)	(224,352)	—	40,189	650,048	662,547
IC-Stock Market - 180	660	3,291	4,186	—	—	45	(270)	(353)	—	578	2,816	3,608
IC-MSC - 181	836	12,544	15,384	—	—	126	(289)	(1,013)	—	756	11,518	14,208
IC-Stock1 - 210	2,186	12,787	15,139	—	—	144	—	(1,035)	—	2,052	11,938	14,248
IC-Stock2 - 220	287	4,004	4,596	—	—	100	—	(303)	—	267	3,750	4,393
IC-Stock3 - 230	516	6,246	7,315	—	—	115	—	(606)	—	460	5,733	6,824
Total	149,149	4,819,012	5,184,181	—	710,547	38,789	(2,539)	(707,179)	—	143,564	4,870,889	5,223,799
Additional credits and accrued interest thereon:
IC-Flexible Savings	—	—	5,680	36,706	—	—	—	(999)	(35,483)	—	—	5,904
IC-Stepup -190	—	—	4	7	—	—	—	—	(7)	—	—	4
Cash Reserve Variable Payment-3mo.	—	—	499	3,418	—	—	—	(674)	(2,772)	—	—	471
IC-Stk Mkt, 2004/16/31-4000/16	—	—	3	1	—	—	—	—	(2)	—	—	2
IC-Stock1 - 210	—	—	11	4	—	—	—	—	(5)	—	—	10
IC-Stock2 - 220	—	—	6	1	—	—	—	—	(3)	—	—	4
IC-Stock3 - 230	—	—	19	3	—	—	—	—	(6)	—	—	16
IC-MSC	—	—	5	7	—	—	—	—	(8)	—	—	4
Total	—	—	6,227	40,147	—	—	—	(1,673)	(38,286)	—	—	6,415
Accrued for additional credits to be allowed at next anniversaries:
SP 75	—	—	(1)	—	—	—	—	—	—	—	—	(1)
IC-Stock	—	—	136	16	—	—	—	—	(44)	—	—	108
IC-Stock1 - 210	—	—	443	47	—	—	—	(1)	(139)	—	—	350
IC-Stock2 - 220	—	—	302	8	—	—	—	—	(97)	—	—	213
IC-Stock3 - 230	—	—	672	30	—	—	—	(15)	(107)	—	—	580
IC-Market Strategy Certificate - Part Int 2019/2102/4061	—	—	385	31	—	—	—	(2)	(119)	—	—	295
Total	—	—	1,937	132	—	—	—	(18)	(506)	—	—	1,545
Total Single Pay - Non Qualified Certificates	149,149	4,819,012	5,192,345	40,279	710,547	38,789	(2,539)	(708,870)	(38,792)	143,564	4,870,889	5,231,759

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Three Months Ended September 30, 2026
(in thousands)

Description		September 30, 2026
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

R-Series Single Pay - Qualified Certificates
R-77 - 910	3.5	1	4	12	—	—	—	—	—	—	1	4	12
R-78 - 911	3.5	2	4	12	—	—	—	—	—	—	2	4	12
R-79 - 912	3.5	2	10	22	—	—	—	—	—	—	2	10	22
R-80 - 913	3.5	2	12	23	—	—	—	—	1	—	2	12	24
R-81 - 914	3.5	1	10	22	—	—	—	—	—	—	1	10	22
R-82A - 915	3.5	3	10	11	—	—	—	—	—	—	3	10	11
RP-Q - 916		16	17	57	—	—	—	—	(1)	—	15	17	56
R-II - 920	3.5	6	38	45	—	—	—	—	—	—	6	38	45
RP-Flexible Savings - 971		44,982	1,708,943	1,849,197	—	104,044	14,322	(353)	(178,874)	—	42,756	1,652,042	1,788,336
Cash Reserve RP-3 mo. - 972		20,223	296,411	301,695	—	79,217	1,181	(123)	(89,218)	—	19,692	287,321	292,752
RP-Stock Market - 960		176	1,720	2,152	—	—	16	(31)	(185)	—	137	1,557	1,952
RP-Stepup - 940		20	387	456	—	—	3	—	—	—	20	387	459
RP-Stock1 - 941		586	5,710	6,586	—	—	51	—	(397)	—	553	5,382	6,240
RP-Stock2 - 942		129	2,226	2,515	—	—	35	—	(162)	—	121	2,089	2,388
RP-Stock3 - 943		288	3,277	3,822	—	—	41	—	(292)	—	257	3,032	3,571
Market Strategy Cert - 961		252	6,011	6,904	—	—	59	(13)	(536)	—	238	5,586	6,414
D-1 990-993		1	162	163	—	—	1	—	(17)	—	1	148	147
Total		66,690	2,024,952	2,173,694	—	183,261	15,709	(520)	(269,681)	—	63,807	1,957,649	2,102,463
Additional Interest on R-Series Single Payment Reserves:
R-78	3.5	—	—	(1)	—	—	—	—	—	—	—	—	(1)
R-79	3.5	—	—	—	—	—	—	—	—	—	—	—	—
R-80	3.5	—	—	—	—	—	—	—	—	—	—	—	—
R-81	3.5	—	—	(1)	1	—	—	—	—	—	—	—	—
R-82A	3.5	—	—	(1)	1	—	—	—	—	1	—	—	1
RP-Q		—	—	1	—	—	—	—	—	(1)	—	—	—
R-II	3.5	—	—	—	—	—	—	—	—	—	—	—	—
RP-Flexible Savings		—	—	2,351	14,504	—	—	—	(277)	(14,323)	—	—	2,255
RP-Stepup - 940		—	—	1	3	—	—	—	—	(3)	—	—	1
Cash Reserve RP-3 mo.		—	—	218	1,473	—	—	—	(300)	(1,181)	—	—	210
RP-Stock Market		—	—	—	—	—	—	—	—	—	—	—	—
RP-Stock1		—	—	8	3	—	—	—	—	(3)	—	—	8
RP-Stock2		—	—	2	1	—	—	—	—	—	—	—	3
RP-Stock3		—	—	4	1	—	—	—	—	(1)	—	—	4
Market Strategy Cert		—	—	5	4	—	—	—	—	(5)	—	—	4
D-1 - 400		—	—	(1)	1	—	—	—	(1)	(1)	—	—	(2)
Total		—	—	2,586	15,992	—	—	—	(578)	(15,517)	—	—	2,483
Accrued for additional credits to be allowed at next anniversaries:
RP-Stock Market		—	—	63	2	—	—	—	—	(16)	—	—	49
RP-Stock1 - 941		—	—	179	25	—	—	—	—	(49)	—	—	155
RP-Stock2 - 942		—	—	171	6	—	—	—	—	(35)	—	—	142
RP-Stock3 - 943		—	—	338	15	—	—	—	—	(41)	—	—	312
Market Strategy Cert		—	—	163	18	—	—	—	—	(54)	—	—	127
Total		—	—	914	66	—	—	—	—	(195)	—	—	785
Total R-Series Single Pay - Qualified Certificates		66,690	2,024,952	2,177,194	16,058	183,261	15,709	(520)	(270,259)	(15,712)	63,807	1,957,649	2,105,731

Fully Paid Up Certificates
Paid-up certificates:
I-76	3.5	—	—	—	—	—	—	—	—	—	—	—	—
Total Fully Paid-up Certificates		—	—	—	—	—	—	—	—	—	—	—	—

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Three Months Ended September 30, 2026
(in thousands)

Description	September 30, 2026
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Optional Settlement Certificates
Other series and conversions from Single Payment Certificates	2.5 - 3 - 3.5	—	—	1,249	9	—	—	(81)	(78)	—	—	—	1,099
Series R-II & RP-2-84 - 88 -Prod 921	3.5	—	—	1	—	—	—	—	—	—	—	—	1
Add’l credits and accrued int. thereon	2.5 - 3	—	—	6	—	—	—	(1)	—	—	—	—	5
Accrued for additional credits to be allowed at next anniversaries		—	—	(3)	—	—	—	—	—	—	—	—	(3)
Total Optional Settlement		—	—	1,253	9	—	—	(82)	(78)	—	—	—	1,102
Due to unlocated cert holders		—	—	1,192	—	—	66	—	—	(103)	—	—	1,155
Total Certificate Reserves (1)		216,563	$6,875,753	$7,381,752	$56,413	$894,445	$54,632	$(3,387)	$(980,787)	$(54,675)	208,041	$6,859,726	$7,348,393

(1) Total certificate reserves does not include Stock Market Certificates embedded derivatives of $2.3 million or its intrinsic interest of $(3.2) million as of the three months ended September 30, 2026. These amounts are included in Total certificate reserves.

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Three Months Ended September 30, 2026
(in thousands)
Part 2 - Descriptions of Additions to Reserves Charged to
Other Accounts and Deductions from Reserves Credited to Other Accounts

Three Months Ended September 30, 2026
Additional credits on installment certificates and accrued interest thereon:
Other additions represent:
Transfers from maturities to extended maturities, additional credits/interest and advance payments	$68

Other deductions represent:
Transfers to reserves on a quarterly basis for installment certificates	$(68)

Single-Payment certificates:
Other additions represent:
Flexible Savings	$35,480
Stepup	7
Cash Reserve-3mo	2,772
Stock Market	45
IC-Stock1	144
IC-Stock2	100
IC-Stock3	115
Market Strategy	126
Cash Reserve-RP-3mo	1,181
Flexible Savings-RP	14,322
Stepup-RP	3
Stock Market-RP	16
RP-Stock1	51
RP-Stock2	35
RP-Stock3	41
Market Strategy-RP	59
Transfers from accruals at anniversaries maintained in a separate reserve account	1
$54,498

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Three Months Ended September 30, 2026
(in thousands)

Three Months Ended September 30, 2026
Other deductions represent:
Transfers to optional settlement reserves:
Single-Payment	$(571)
Transfers to reserves for additional credits and accrued interest thereon	1
Flexible Savings	(35,483)
Stepup	(7)
Cash Reserve-3mo	(2,772)
Stock Market	(2)
IC-Stock1	(5)
IC-Stock2	(3)
IC-Stock3	(6)
Market Strategy Cert	(8)
Cash Reserve-RP-3mo	(1,181)
Flexible Savings-RP	(14,323)
Stepup-RP	(3)
Stock Market-RP	(16)
RP-Stock1	(52)
RP-Stock2	(35)
RP-Stock3	(42)
Transfers to Federal tax withholding	4
$(54,504)

Due to unlocated certificate holders:
Other additions represent:
Amounts equivalent to payments due certificates holders who could not be located	$66

Other deductions represent:
Payments to certificate holders credited to cash	$(103)

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Three Months Ended September 30, 2026
(in thousands)
Part 3 - Information Regarding Installment Certificates

MO’s Paid	Number of Accounts w/ Certificate Holders		Amount of Maturity Value		Amount of Reserves		Deduction from Reserves Cash Surrenders Prior to Maturity Surrender	Other Deductions
	As of July 1, 2026	As of September 30, 2026	As of July 1, 2026	As of September 30, 2026	As of July 1, 2026	As of September 30, 2026	As of September 30, 2026	As of September 30, 2026

1-12	76	67	$823	$3,444	$237	$228	$1	$—
13-24	69	68	1,196	1,471	523	537	16	—
25-36	118	98	2,646	2,738	901	888	87	—
37-48	232	186	10,325	1,361	4,020	2,104	492	—
49-60	41	83	6,920	15,431	672	1,969	152	—
61-72	37	35	2,013	1,963	603	485	54	—
73-84	26	22	121	109	519	236	38	—
85-96	52	41	4,638	3,343	1,034	1,156	89	—
97-108	45	50	3,107	1,328	751	758	90	—
109-120	28	20	—	—	496	274	122	—
121-132	—	—	—	—	—	—	318	—
TOTAL - ALL SERIES	724	670	$31,789	$31,188	$9,756	$8,635	$1,459	$—

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited)
Three Months Ended September 30, 2025
(in thousands)
Part 1 - Summary of Changes

Description	September 30, 2025
Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
	No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Installment certificates:
Reserves to mature:
Inst I95	638	$—	$9,147	$—	$742	$78	$(45)	$(1,431)	$—	625	$—	$8,491
Inst-E	5	—	52	—	4	1	—	(5)	—	5	—	52
Inst-R	167	47,466	1,386	—	70	12	(55)	(223)	—	161	39,466	1,190
Inst-R-E	2	240	20	—	—	—	—	—	—	2	240	20
Total	812	47,706	10,605	—	816	91	(100)	(1,659)	—	793	39,706	9,753
Additional credits and accrued interest thereon:
Inst I95	—	—	14	77	—	—	—	—	(78)	—	—	13
Inst-E	—	—	—	—	—	—	—	—	(1)	—	—	(1)
Inst-R	—	—	3	12	—	—	—	—	(12)	—	—	3
Inst-R-E	—	—	—	—	—	—	—	—	—	—	—	—
Total	—	—	17	89	—	—	—	—	(91)	—	—	15
Total Installment Certificates	812	47,706	10,622	89	816	91	(100)	(1,659)	(91)	793	39,706	9,768

Single Pay - Non Qualified Certificates
Single - Payment certificates:
IC-Flexible Savings (Variable Term) - 165	141,325	5,618,721	6,036,044	—	199,953	53,262	(2,356)	(899,152)	—	128,820	4,990,371	5,387,751
IC - Stepup - 190	60	1,323	1,519	—	—	12	—	(153)	—	56	1,197	1,378
Cash Reserve Variables PMT - 3mo. - 662	47,455	790,222	802,687	—	247,150	3,196	(1,634)	(283,839)	—	45,712	755,175	767,560
IC-Stock Market - 180	996	5,474	6,774	—	—	108	(531)	(521)	—	884	4,662	5,830
IC-MSC - 181	1,160	17,510	20,921	—	1	262	(404)	(1,929)	—	1,074	15,602	18,851
IC-Stock1 - 210	2,657	16,845	19,055	—	—	224	—	(1,070)	—	2,546	15,913	18,209
IC-Stock2 - 220	387	5,082	5,625	—	—	112	—	(437)	—	359	4,700	5,300
IC-Stock3 - 230	929	15,915	16,778	—	—	402	—	(2,188)	—	844	14,056	14,992
Total	194,969	6,471,092	6,909,403	—	447,104	57,578	(4,925)	(1,189,289)	—	180,295	5,801,676	6,219,871
Additional credits and accrued interest thereon:
IC-Flexible Savings	—	—	9,341	53,467	—	—	—	(1,610)	(53,266)	—	—	7,932
IC-Stepup -190	—	—	4	12	—	—	—	1	(12)	—	—	5
Cash Reserve Variable Payment-3mo.	—	—	571	3,917	—	—	—	(751)	(3,197)	—	—	540
IC-Stk Mkt, 2004/16/31-4000/16	—	—	6	2	—	—	—	—	(4)	—	—	4
IC-Stock1 - 210	—	—	19	6	—	—	—	(1)	(9)	—	—	15
IC-Stock2 - 220	—	—	13	2	—	—	—	(1)	(4)	—	—	10
IC-Stock3 - 230	—	—	83	9	—	—	—	—	(12)	—	—	80
IC-MSC	—	—	12	10	—	—	—	—	(14)	—	—	8
Total	—	—	10,049	57,425	—	—	—	(2,362)	(56,518)	—	—	8,594
Accrued for additional credits to be allowed at next anniversaries:
SP 75	—	—	(1)	—	—	—	—	—	—	—	—	(1)
IC-Stock	—	—	265	66	—	—	—	—	(105)	—	—	226
IC-Stock1 - 210	—	—	652	180	—	—	—	(21)	(215)	—	—	596
IC-Stock2 - 220	—	—	418	65	—	—	—	—	(108)	—	—	375
IC-Stock3 - 230	—	—	2,510	117	—	—	—	(19)	(390)	—	—	2,218
IC-Market Strategy Certificate - Part Int 2019/2102/4061	—	—	644	164	—	—	—	(4)	(249)	—	—	555
Total	—	—	4,488	592	—	—	—	(44)	(1,067)	—	—	3,969
Total Single Pay - Non Qualified Certificates	194,969	6,471,092	6,923,940	58,017	447,104	57,578	(4,925)	(1,191,695)	(57,585)	180,295	5,801,676	6,232,434

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Three Months Ended September 30, 2025
(in thousands)

Description		September 30, 2025
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

R-Series Single Pay - Qualified Certificates
R-77 - 910	3.5	2	9	22	—	—	—	—	(10)	—	1	4	12
R-78 - 911	3.5	2	4	12	—	—	—	—	—	—	2	4	12
R-79 - 912	3.5	3	12	25	—	—	—	—	—	—	3	12	25
R-80 - 913	3.5	2	12	23	—	—	—	—	—	—	2	12	23
R-81 - 914	3.5	1	10	21	—	—	—	—	—	—	1	10	21
R-82A - 915	3.5	4	18	22	—	—	—	—	(12)	—	3	10	10
RP-Q - 916		17	20	63	—	—	—	—	—	—	17	20	63
R-II - 920	3.5	6	40	46	—	—	—	—	—	—	6	40	46
RP-Flexible Savings - 971		60,309	2,416,680	2,582,701	—	65,536	23,359	(593)	(339,909)	—	55,885	2,169,850	2,331,094
Cash Reserve RP-3 mo. - 972		23,046	328,745	333,821	—	96,040	1,321	(71)	(105,239)	—	22,375	320,564	325,872
RP-Stock Market - 960		281	2,514	3,020	—	—	47	(157)	(335)	—	251	2,125	2,575
RP-Stepup - 940		37	789	901	—	—	7	—	(61)	—	34	732	847
RP-Stock1 - 941		757	7,186	8,055	—	—	91	—	(517)	—	710	6,743	7,629
RP-Stock2 - 942		167	2,624	2,928	—	—	15	—	(160)	—	153	2,486	2,783
RP-Stock3 - 943		560	9,463	9,866	—	—	256	—	(1,429)	—	500	8,223	8,693
Market Strategy Cert - 961		321	7,422	8,276	—	—	103	(13)	(548)	—	293	6,946	7,818
D-1 990-993		1	245	285	—	—	3	—	—	—	1	245	288
Total		85,516	2,775,793	2,950,087	—	161,576	25,202	(834)	(448,220)	—	80,237	2,518,026	2,687,811
Additional Interest on R-Series Single Payment Reserves:
R-77	3.5	—	—	(1)	1	—	—	—	—	—	—	—	—
R-78	3.5	—	—	(1)	—	—	—	—	—	—	—	—	(1)
R-79	3.5	—	—	—	—	—	—	—	—	—	—	—	—
R-80	3.5	—	—	—	—	—	—	—	—	—	—	—	—
R-81	3.5	—	—	(1)	—	—	—	—	—	—	—	—	(1)
R-82A	3.5	—	—	—	—	—	—	—	—	—	—	—	—
RP-Q		—	—	1	—	—	—	—	—	(1)	—	—	—
R-II	3.5	—	—	—	—	—	—	—	—	—	—	—	—
RP-Flexible Savings		—	—	4,058	23,199	—	—	—	(439)	(23,359)	—	—	3,459
RP-Stepup - 940		—	—	1	8	—	—	—	—	(7)	—	—	2
Cash Reserve RP-3 mo.		—	—	238	1,645	—	—	—	(328)	(1,321)	—	—	234
RP-Stock Market		—	—	—	1	—	—	—	—	—	—	—	1
RP-Stock1		—	—	16	6	—	—	—	(1)	(8)	—	—	13
RP-Stock2		—	—	4	1	—	—	—	—	(1)	—	—	4
RP-Stock3		—	—	42	5	—	—	—	—	(11)	—	—	36
Market Strategy Cert		—	—	14	8	—	—	—	—	(12)	—	—	10
D-1 - 400		3	6	—	2	—	—	—	—	(2)	3	6	—
Total		3	6	4,371	24,876	—	—	—	(768)	(24,722)	3	6	3,757
Accrued for additional credits to be allowed at next anniversaries:
RP-Stock Market		—	—	109	18	—	—	—	—	(47)	—	—	80
RP-Stock1 - 941		—	—	247	77	—	—	—	(1)	(83)	—	—	240
RP-Stock2 - 942		—	—	191	33	—	—	—	—	(13)	—	—	211
RP-Stock3 - 943		—	—	1,551	47	—	—	—	(4)	(246)	—	—	1,348
Market Strategy Cert		—	—	230	76	—	—	—	(1)	(91)	—	—	214
Total		—	—	2,328	251	—	—	—	(6)	(480)	—	—	2,093
Total R-Series Single Pay - Qualified Certificates		85,519	2,775,799	2,956,786	25,127	161,576	25,202	(834)	(448,994)	(25,202)	80,240	2,518,032	2,693,661

Fully Paid Up Certificates
Paid-up certificates:
I-76		—	—	—	—	—	—	—	—	—	—	—	—
Total Fully Paid-up Certificates		—	—	—	—	—	—	—	—	—	—	—	—

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Three Months Ended September 30, 2025
(in thousands)

Description	September 30, 2025
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Optional Settlement Certificates
Other series and conversions from Single Payment Certificates	2.5 - 3 - 3.5	—	—	1,699	12	—	—	(103)	(86)	—	—	—	1,522
Series R-II & RP-2-84 - 88 -Prod 921	3.5	—	—	2	—	—	—	—	—	—	—	—	2
Add’l credits and accrued int. thereon	2.5 - 3	—	—	7	1	—	—	(1)	—	—	—	—	7
Accrued for additional credits to be allowed at next anniversaries		—	—	(3)	—	—	—	—	—	—	—	—	(3)
Total Optional Settlement		—	—	1,705	13	—	—	(104)	(86)	—	—	—	1,528
Due to unlocated cert holders		—	—	695	—	—	124	—	—	(63)	—	—	756
Total Certificate Reserves (1)		281,300	$9,294,597	$9,893,748	$83,246	$609,496	$82,995	$(5,963)	$(1,642,434)	$(82,941)	261,328	$8,359,414	$8,938,147

(1) Total certificate reserves does not include Stock Market Certificates embedded derivatives of $5.6 million or its intrinsic interest of $(7.4) million as of the three months ended September 30, 2025. These amounts are included in Total certificate reserves.

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Three Months Ended September 30, 2025
(in thousands)
Part 2 - Descriptions of Additions to Reserves Charged to
Other Accounts and Deductions from Reserves Credited to Other Accounts

Three Months Ended September 30, 2025
Additional credits on installment certificates and accrued interest thereon:
Other additions represent:
Transfers from maturities to extended maturities, additional credits/interest and advance payments	$91

Other deductions represent:
Transfers to reserves on a quarterly basis for installment certificates	$(91)

Single-Payment certificates:
Other additions represent:
Flexible Savings	53,262
Stepup	12
Cash Reserve-3mo	3,196
Stock Market	108
IC-Stock1	224
IC-Stock2	112
IC-Stock3	402
Market Strategy	262
Cash Reserve-RP-3mo	1,321
Flexible Savings-RP	23,359
Stepup-RP	7
Stock Market-RP	47
RP-Stock1	91
RP-Stock2	15
RP-Stock3	256
Market Strategy-RP	103
Transfers from accruals at anniversaries maintained in a separate reserve account	3
$82,780

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Three Months Ended September 30, 2025
(in thousands)

Three Months Ended September 30, 2025
Other deductions represent:
Transfers to optional settlement reserves:
Single-Payment	$(1,183)
Transfers to reserves for additional credits and accrued interest thereon	3
Flexible Savings	(53,266)
Stepup	(12)
Cash Reserve-3mo	(3,197)
Stock Market	(4)
IC-Stock1	(9)
IC-Stock2	(4)
IC-Stock3	(12)
Market Strategy Cert	(14)
Cash Reserve-RP-3mo	(1,321)
Flexible Savings-RP	(23,359)
Stepup-RP	(7)
Stock Market-RP	(47)
RP-Stock1	(91)
RP-Stock2	(14)
RP-Stock3	(257)
Transfers to Federal tax withholding	7
$(82,787)

Due to unlocated certificate holders:
Other additions represent:
Amounts equivalent to payments due certificates holders who could not be located	$124

Other deductions represent:
Payments to certificate holders credited to cash	$(63)

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Three Months Ended September 30, 2025
(in thousands)
Part 3 - Information Regarding Installment Certificates

	Number of Accounts w/ Certificate Holders		Amount of Maturity Value		Amount of Reserves		Deduction from Reserves Cash Surrenders Prior to Maturity Surrender	Other Deductions
MO’s Paid	As of July 1, 2025	As of September 30, 2025	As of July 1, 2025	As of September 30, 2025	As of July 1, 2025	As of September 30, 2025	As of September 30, 2025	As of September 30, 2025

1-12	86	83	$1,497	$1,642	$456	$446	$3	$—
13-24	126	116	2,836	3,101	564	630	22	—
25-36	271	234	25,857	9,207	2,863	1,715	84	—
37-48	46	93	6,947	15,457	1,168	1,717	806	—
49-60	39	39	2,012	2,094	659	560	9	—
61-72	30	27	139	127	555	294	42	—
73-84	66	55	4,844	3,514	1,250	1,275	101	—
85-96	52	66	3,275	4,552	780	858	19	—
97-108	52	31	299	12	1,516	559	1	—
109-120	44	49	—	—	794	1,699	81	—
121-132	—	—	—	—	—	—	56	—
TOTAL - ALL SERIES	812	793	$47,706	$39,706	$10,605	$9,753	$1,224	$—

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited)
Nine Months Ended September 30, 2026
(in thousands)
Part 1 - Summary of Changes

Description	September 30, 2026
Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
	No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Installment certificates:
Reserves to mature:
Inst I95	591	$—	$8,766	$—	$2,534	$193	$(1,099)	$(3,141)	$—	527	$—	$7,253
Inst-E	5	—	56	—	112	3	—	(10)	—	3	—	161
Inst-R	154	32,196	1,406	—	218	30	(44)	(499)	—	138	30,948	1,111
Inst-R-E	2	240	107	—	—	3	—	—	—	2	240	110
Total	752	32,436	10,335	—	2,864	229	(1,143)	(3,650)	—	670	31,188	8,635
Additional credits and accrued interest thereon:
Inst I95	—	—	12	190	—	—	—	—	(193)	—	—	9
Inst-E	—	—	(1)	4	—	—	—	—	(3)	—	—	—
Inst-R	—	—	3	30	—	—	—	—	(30)	—	—	3
Inst-R-E	—	—	—	2	—	—	—	—	(3)	—	—	(1)
Total	—	—	14	226	—	—	—	—	(229)	—	—	11
Total Installment Certificates	752	32,436	10,349	226	2,864	229	(1,143)	(3,650)	(229)	670	31,188	8,646

Single Pay - Non Qualified Certificates
Single - Payment certificates:
IC-Flexible Savings (Variable Term) - 165	118,119	4,493,965	4,872,812	—	1,218,985	109,370	(3,725)	(1,680,399)	—	99,234	4,184,300	4,517,043
IC - Stepup - 190	39	969	1,123	—	—	23	—	(218)	—	28	786	928
Cash Reserve Variables PMT - 3mo. - 662	44,219	732,028	744,360	—	649,136	8,648	(3,252)	(736,345)	—	40,189	650,048	662,547
IC-Stock Market - 180	785	3,952	4,953	—	—	149	(746)	(748)	—	578	2,816	3,608
IC-MSC - 181	987	14,367	17,400	—	—	434	(874)	(2,752)	—	756	11,518	14,208
IC-Stock1 - 210	2,449	14,176	16,482	—	—	461	—	(2,695)	—	2,052	11,938	14,248
IC-Stock2 - 220	334	4,442	5,032	—	—	173	—	(812)	—	267	3,750	4,393
IC-Stock3 - 230	702	11,006	11,956	—	—	1,146	—	(6,278)	—	460	5,733	6,824
Total	167,634	5,274,905	5,674,118	—	1,868,121	120,404	(8,597)	(2,430,247)	—	143,564	4,870,889	5,223,799
Additional credits and accrued interest thereon:
IC-Flexible Savings	—	—	6,809	111,726	—	—	—	(3,249)	(109,382)	—	—	5,904
IC-Stepup -190	—	—	4	23	—	—	—	—	(23)	—	—	4
Cash Reserve Variable Payment-3mo.	—	—	521	10,683	—	—	—	(2,085)	(8,648)	—	—	471
IC-Stk Mkt, 2004/16/31-4000/16	—	—	4	3	—	—	—	—	(5)	—	—	2
IC-Stock1 - 210	—	—	11	13	—	—	—	—	(14)	—	—	10
IC-Stock2 - 220	—	—	13	—	—	—	—	—	(9)	—	—	4
IC-Stock3 - 230	—	—	57	19	—	—	—	(1)	(59)	—	—	16
IC-MSC	—	—	7	22	—	—	—	—	(25)	—	—	4
Total	—	—	7,426	122,489	—	—	—	(5,335)	(118,165)	—	—	6,415
Accrued for additional credits to be allowed at next anniversaries:
SP 75	—	—	(1)	—	—	—	—	—	—	—	—	(1)
IC-Stock	—	—	175	78	—	—	—	—	(145)	—	—	108
IC-Stock1 - 210	—	—	483	316	—	—	—	(2)	(447)	—	—	350
IC-Stock2 - 220	—	—	356	22	—	—	—	(1)	(164)	—	—	213
IC-Stock3 - 230	—	—	1,575	166	—	—	—	(75)	(1,086)	—	—	580
IC-Market Strategy Certificate - Part Int 2019/2102/4061	—	—	438	274	—	—	—	(7)	(410)	—	—	295
Total	—	—	3,026	856	—	—	—	(85)	(2,252)	—	—	1,545
Total Single Pay - Non Qualified Certificates	167,634	5,274,905	5,684,570	123,345	1,868,121	120,404	(8,597)	(2,435,667)	(120,417)	143,564	4,870,889	5,231,759

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Nine Months Ended September 30, 2026
(in thousands)

Description		September 30, 2026
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

R-Series Single Pay - Qualified Certificates
R-77 - 910	3.5	1	4	12	—	—	—	—	—	—	1	4	12
R-78 - 911	3.5	2	4	12	—	—	—	—	—	—	2	4	12
R-79 - 912	3.5	2	10	21	—	—	1	—	—	—	2	10	22
R-80 - 913	3.5	2	12	23	—	—	1	—	—	—	2	12	24
R-81 - 914	3.5	1	10	21	—	—	1	—	—	—	1	10	22
R-82A - 915	3.5	3	10	10	—	—	1	—	—	—	3	10	11
RP-Q - 916		17	20	63	—	—	1	—	(8)	—	15	17	56
R-II - 920	3.5	6	40	47	—	—	1	—	(3)	—	6	38	45
RP-Flexible Savings - 971		51,609	1,956,998	2,106,775	—	257,886	46,800	(1,851)	(621,274)	—	42,756	1,652,042	1,788,336
Cash Reserve RP-3 mo. - 972		21,534	314,051	319,108	—	252,210	3,621	(451)	(281,736)	—	19,692	287,321	292,752
RP-Stock Market - 960		227	1,950	2,388	—	—	65	(107)	(394)	—	137	1,557	1,952
RP-Stepup - 940		22	447	520	—	—	10	—	(71)	—	20	387	459
RP-Stock1 - 941		664	6,420	7,299	—	—	185	—	(1,244)	—	553	5,382	6,240
RP-Stock2 - 942		147	2,439	2,710	—	—	88	—	(410)	—	121	2,089	2,388
RP-Stock3 - 943		421	6,368	6,836	—	—	818	—	(4,083)	—	257	3,032	3,571
Market Strategy Cert - 961		275	6,556	7,418	—	—	184	(80)	(1,108)	—	238	5,586	6,414
D-1 990-993		1	220	220	—	—	4	—	(77)	—	1	148	147
Total		74,934	2,295,559	2,453,483	—	510,096	51,781	(2,489)	(910,408)	—	63,807	1,957,649	2,102,463
Additional Interest on R-Series Single Payment Reserves:
R-78	3.5	—	—	(1)	—	—	—	—	—	—	—	—	(1)
R-79	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-80	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-81	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-82A	3.5	—	—	—	1	—	—	—	—	—	—	—	1
RP-Q		—	—	—	1	—	—	—	—	(1)	—	—	—
R-II	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
RP-Flexible Savings		—	—	2,935	47,053	—	—	—	(933)	(46,800)	—	—	2,255
RP-Stepup - 940		—	—	2	9	—	—	—	—	(10)	—	—	1
Cash Reserve RP-3 mo.		—	—	232	4,546	—	—	—	(947)	(3,621)	—	—	210
RP-Flexible Savings Emp		—	—	—	—	—	—	—	—	—	—	—	—
RP-Stock Market		—	—	—	1	—	—	—	—	(1)	—	—	—
RP-Stock1		—	—	10	11	—	—	—	—	(13)	—	—	8
RP-Stock2		—	—	3	2	—	—	—	—	(2)	—	—	3
RP-Stock3		—	—	37	5	—	—	—	(1)	(37)	—	—	4
Market Strategy Cert		—	—	9	14	—	—	—	—	(19)	—	—	4
D-1 - 400		2	3	(1)	4	—	—	—	(1)	(4)	—	—	(2)
Total		2	3	3,226	51,651	—	—	—	(1,882)	(50,512)	—	—	2,483
Accrued for additional credits to be allowed at next anniversaries:
RP-Stock Market		—	—	66	47	—	—	—	—	(64)	—	—	49
RP-Stock1 - 941		—	—	193	135	—	—	—	(1)	(172)	—	—	155
RP-Stock2 - 942		—	—	199	29	—	—	—	—	(86)	—	—	142
RP-Stock3 - 943		—	—	989	105	—	—	—	—	(782)	—	—	312
Market Strategy Cert		—	—	171	123	—	—	—	(2)	(165)	—	—	127
Total		—	—	1,618	439	—	—	—	(3)	(1,269)	—	—	785
Total R-Series Single Pay - Qualified Certificates		74,936	2,295,562	2,458,327	52,090	510,096	51,781	(2,489)	(912,293)	(51,781)	63,807	1,957,649	2,105,731

Fully Paid Up Certificates
Paid-up certificates:
I-76		—	—	—	—	—	—	—	—	—	—	—	—
Total Fully Paid-up Certificates		—	—	—	—	—	—	—	—	—	—	—	—

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Nine Months Ended September 30, 2026
(in thousands)

Description	September 30, 2026
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Optional Settlement Certificates
Other series and conversions from Single Payment Certificates	2.5 - 3 - 3.5	—	—	1,449	30	—	—	(197)	(183)	—	—	—	1,099
Series R-II & RP-2-84 - 88 -Prod 921	3.5	—	—	1	—	—	—	—	—	—	—	—	1
Add’l credits and accrued int. thereon	2.5 - 3	—	—	7	—	—	—	(1)	(1)	—	—	—	5
Accrued for additional credits to be allowed at next anniversaries		—	—	(3)	—	—	—	—	—	—	—	—	(3)
Total Optional Settlement		—	—	1,454	30	—	—	(198)	(184)	—	—	—	1,102
Due to unlocated cert holders		—	—	1,134	—	—	376	—	—	(355)	—	—	1,155
Total Certificate Reserves (1)		243,322	$7,602,903	$8,155,834	$175,691	$2,381,081	$172,790	$(12,427)	$(3,351,794)	$(172,782)	208,041	$6,859,726	$7,348,393

(1) Total certificate reserves does not include Stock Market Certificates embedded derivatives of $2.3 million or its intrinsic interest of $(3.2) million as of the nine months ended September 30, 2026. These amounts are included in Total certificate reserves.

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Nine Months Ended September 30, 2026
(in thousands)
Part 2 - Descriptions of Additions to Reserves Charged to
Other Accounts and Deductions from Reserves Credited to Other Accounts

Nine months ended September 30, 2026
Additional credits on installment certificates and accrued interest thereon:
Other additions represent:
Transfers from maturities to extended maturities, additional credits/interest and advance payments	$229

Other deductions represent:
Transfers to reserves on a quarterly basis for installment certificates	$(229)

Single-Payment certificates:
Other additions represent:
Flexible Savings	$109,370
Stepup	23
Cash Reserve-3mo	8,648
Stock Market	149
IC-Stock1	461
IC-Stock2	173
IC-Stock3	1,146
Market Strategy	434
RP-Q	1
Cash Reserve-RP-3mo	3,621
Flexible Savings-RP	46,800
Stepup-RP	10
Stock Market-RP	65
RP-Stock1	185
RP-Stock2	88
RP-Stock3	818
Market Strategy-RP	184
Transfers from accruals at anniversaries maintained in a separate reserve account	9
$172,185

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Nine Months Ended September 30, 2026
(in thousands)

Nine months ended September 30, 2026
Other deductions represent:
Transfers to optional settlement reserves:
Single-Payment	$(2,467)
Transfers to reserves for additional credits and accrued interest thereon	9
Flexible Savings	(109,382)
Stepup	(23)
Cash Reserve-3mo	(8,648)
Stock Market	(5)
IC-Stock1	(14)
IC-Stock2	(9)
IC-Stock3	(59)
Market Strategy Cert	(25)
Cash Reserve-RP-3mo	(3,621)
Flexible Savings-RP	(46,800)
Stepup-RP	(10)
Stock Market-RP	(65)
RP-Stock1	(185)
RP-Stock2	(88)
RP-Stock3	(819)
Transfers to Federal tax withholding	13
$(172,198)

Due to unlocated certificate holders:
Other additions represent:
Amounts equivalent to payments due certificates holders who could not be located	$376

Other deductions represent:
Payments to certificate holders credited to cash	$(355)

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Nine Months Ended September 30, 2026
(in thousands)
Part 3 - Information Regarding Installment Certificates

MO’s Paid	Number of Accounts w/ Certificate Holders		Amount of Maturity Value		Amount of Reserves		Deduction from Reserves Cash Surrenders Prior to Maturity Surrender	Other Deductions
	As of January 1, 2026	As of September 30, 2026	As of January 1, 2026	As of September 30, 2026	As of January 1, 2026	As of September 30, 2026	As of September 30, 2026	As of September 30, 2026

1-12	70	67	$1,300	$3,444	$422	$228	$1	$—
13-24	108	68	2,290	1,471	507	537	16	—
25-36	165	98	2,403	2,738	1,294	888	87	—
37-48	167	186	15,453	1,361	3,429	2,104	492	—
49-60	36	83	2,826	15,431	451	1,969	152	—
61-72	26	35	110	1,963	375	485	54	—
73-84	46	22	2,659	109	1,262	236	38	—
85-96	66	41	5,247	3,343	805	1,156	89	—
97-108	27	50	148	1,328	389	758	90	—
109-120	41	20	—	—	1,401	274	122	—
121-132	—	—	—	—	—	—	318	—
TOTAL - ALL SERIES	752	670	$32,436	$31,188	$10,335	$8,635	$1,459	$—

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited)
Nine Months Ended September 30, 2025
(in thousands)
Part 1 - Summary of Changes

Description	September 30, 2025
Yield to maturity on an annual payment basis	Balance at beginning of period			Additions			Deductions			Balance at close of period
	No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Installment certificates:
Reserves to mature:
Inst I95	655	$—	$8,280	$—	$2,781	$238	$(183)	$(2,625)	$—	625	$—	$8,491
Inst-E	5	—	44	—	12	1	—	(5)	—	5	—	52
Inst-R	165	51,744	1,261	—	224	37	(65)	(267)	—	161	39,466	1,190
Inst-R-E	3	2,292	683	—	—	10	(673)	—	—	2	240	20
Total	828	54,036	10,268	—	3,017	286	(921)	(2,897)	—	793	39,706	9,753
Additional credits and accrued interest thereon:
Inst I95	—	—	14	238	—	—	—	—	(239)	—	—	13
Inst-E	—	—	(1)	1	—	—	—	—	(1)	—	—	(1)
Inst-R	—	—	3	37	—	—	—	—	(37)	—	—	3
Inst-R-E	—	—	—	9	—	—	—	—	(9)	—	—	—
Total	—	—	16	285	—	—	—	—	(286)	—	—	15
Total Installment Certificates	828	54,036	10,284	285	3,017	286	(921)	(2,897)	(286)	793	39,706	9,768

Single Pay - Non Qualified Certificates
Single - Payment certificates:
IC-Flexible Savings (Variable Term) - 165	159,643	6,575,440	6,986,903	—	700,269	186,339	(7,840)	(2,477,920)	—	128,820	4,990,371	5,387,751
IC - Stepup - 190	67	1,566	1,768	—	—	39	—	(429)	—	56	1,197	1,378
Cash Reserve Variables PMT - 3mo. - 662	50,708	844,318	856,286	—	818,934	10,070	(4,245)	(913,485)	—	45,712	755,175	767,560
IC-Stock Market - 180	1,229	6,839	8,300	—	—	297	(1,199)	(1,568)	—	884	4,662	5,830
IC-MSC - 181	1,395	20,721	24,545	—	1	756	(1,302)	(5,149)	—	1,074	15,602	18,851
IC-Stock1 - 210	3,044	20,221	22,379	—	—	744	—	(4,914)	—	2,546	15,913	18,209
IC-Stock2 - 220	481	7,714	8,158	—	—	510	—	(3,368)	—	359	4,700	5,300
IC-Stock3 - 230	1,025	17,645	18,655	—	—	502	—	(4,165)	—	844	14,056	14,992
Total	217,592	7,494,464	7,926,994	—	1,519,204	199,257	(14,586)	(3,410,998)	—	180,295	5,801,676	6,219,871
Additional credits and accrued interest thereon:
IC-Flexible Savings	—	—	11,907	187,869	—	—	—	(5,483)	(186,361)	—	—	7,932
IC-Stepup -190	—	—	5	39	—	—	—	—	(39)	—	—	5
Cash Reserve Variable Payment-3mo.	—	—	613	12,337	—	—	—	(2,343)	(10,067)	—	—	540
IC-Stk Mkt, 2004/16/31-4000/16	—	—	8	7	—	—	—	—	(11)	—	—	4
IC-Stock1 - 210	—	—	22	21	—	—	—	(1)	(27)	—	—	15
IC-Stock2 - 220	—	—	19	4	—	—	—	(1)	(12)	—	—	10
IC-Stock3 - 230	—	—	68	27	—	—	—	—	(15)	—	—	80
IC-MSC	—	—	14	36	—	—	—	—	(42)	—	—	8
Total	—	—	12,656	200,340	—	—	—	(7,828)	(196,574)	—	—	8,594
Accrued for additional credits to be allowed at next anniversaries:
SP 75	—	—	(1)	—	—	—	—	—	—	—	—	(1)
IC-Stock	—	—	320	193	—	—	—	—	(287)	—	—	226
IC-Stock1 - 210	—	—	793	545	—	—	—	(25)	(717)	—	—	596
IC-Stock2 - 220	—	—	684	189	—	—	—	—	(498)	—	—	375
IC-Stock3 - 230	—	—	2,526	204	—	—	—	(25)	(487)	—	—	2,218
IC-Market Strategy Certificate - Part Int 2019/2102/4061	—	—	752	532	—	—	—	(14)	(715)	—	—	555
Total	—	—	5,074	1,663	—	—	—	(64)	(2,704)	—	—	3,969
Total Single Pay - Non Qualified Certificates	217,592	7,494,464	7,944,724	202,003	1,519,204	199,257	(14,586)	(3,418,890)	(199,278)	180,295	5,801,676	6,232,434

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Nine Months Ended September 30, 2025
(in thousands)

Description		September 30, 2025
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

R-Series Single Pay - Qualified Certificates
R-77 - 910	3.5	2	9	21	—	—	1	—	(10)	—	1	4	12
R-78 - 911	3.5	3	9	20	—	—	1	—	(9)	—	2	4	12
R-79 - 912	3.5	4	20	39	—	—	1	—	(15)	—	3	12	25
R-80 - 913	3.5	3	20	37	—	—	1	—	(15)	—	2	12	23
R-81 - 914	3.5	1	10	20	—	—	1	—	—	—	1	10	21
R-82A - 915	3.5	5	22	27	—	—	1	—	(18)	—	3	10	10
RP-Q - 916		17	20	63	—	—	1	—	(1)	—	17	20	63
R-II - 920	3.5	6	43	48	—	—	1	—	(3)	—	6	40	46
RP-Flexible Savings - 971		66,616	2,695,750	2,856,250	—	321,064	79,666	(2,702)	(923,184)	—	55,885	2,169,850	2,331,094
Cash Reserve RP-3 mo. - 972		24,334	350,253	355,018	—	310,051	4,060	(118)	(343,139)	—	22,375	320,564	325,872
RP-Stock Market - 960		336	2,882	3,403	—	—	112	(350)	(590)	—	251	2,125	2,575
RP-Stepup - 940		43	944	1,062	—	—	24	—	(239)	—	34	732	847
RP-Stock1 - 941		866	8,648	9,463	—	—	295	—	(2,129)	—	710	6,743	7,629
RP-Stock2 - 942		214	3,376	3,552	—	—	248	—	(1,017)	—	153	2,486	2,783
RP-Stock3 - 943		616	10,246	10,730	—	—	309	—	(2,346)	—	500	8,223	8,693
Market Strategy Cert - 961		387	8,562	9,490	—	—	285	(94)	(1,863)	—	293	6,946	7,818
D-1 990-993		2	287	347	—	—	8	(19)	(48)	—	1	245	288
Total		93,455	3,081,101	3,249,590	—	631,115	85,015	(3,283)	(1,274,626)	—	80,237	2,518,026	2,687,811
Additional Interest on R-Series Single Payment Reserves:
R-77	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-78	3.5	—	—	—	—	—	—	—	—	(1)	—	—	(1)
R-79	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-80	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
R-81	3.5	—	—	—	—	—	—	—	—	(1)	—	—	(1)
R-82A	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
RP-Q		—	—	—	1	—	—	—	—	(1)	—	—	—
R-II	3.5	—	—	—	1	—	—	—	—	(1)	—	—	—
RP-Flexible Savings		—	—	4,936	79,575	—	—	—	(1,386)	(79,666)	—	—	3,459
RP-Stepup - 940		—	—	2	24	—	—	—	—	(24)	—	—	2
Cash Reserve RP-3 mo.		—	—	254	5,081	—	—	—	(1,041)	(4,060)	—	—	234
RP-Stock Market		—	—	1	2	—	—	—	—	(2)	—	—	1
RP-Stock1		—	—	16	21	—	—	—	(1)	(23)	—	—	13
RP-Stock2		—	—	4	3	—	—	—	—	(3)	—	—	4
RP-Stock3		—	—	40	10	—	—	—	(1)	(13)	—	—	36
Market Strategy Cert		—	—	18	27	—	—	—	—	(35)	—	—	10
D-1 - 400		4	8	—	8	—	—	—	(1)	(7)	3	6	—
Total		4	8	5,271	84,757	—	—	—	(2,430)	(83,841)	3	6	3,757
Accrued for additional credits to be allowed at next anniversaries:
RP-Stock Market		—	—	111	80	—	—	—	(1)	(110)	—	—	80
RP-Stock1 - 941		—	—	289	226	—	—	—	(3)	(272)	—	—	240
RP-Stock2 - 942		—	—	331	125	—	—	—	—	(245)	—	—	211
RP-Stock3 - 943		—	—	1,565	84	—	—	—	(4)	(297)	—	—	1,348
Market Strategy Cert		—	—	265	203	—	—	—	(4)	(250)	—	—	214
Total		—	—	2,561	718	—	—	—	(12)	(1,174)	—	—	2,093
Total R-Series Single Pay - Qualified Certificates		93,459	3,081,109	3,257,422	85,475	631,115	85,015	(3,283)	(1,277,068)	(85,015)	80,240	2,518,032	2,693,661

Fully Paid Up Certificates
Paid-up certificates:
I-76		—	—	—	—	—	—	—	—	—	—	—	—
Total Fully Paid-up Certificates		—	—	—	—	—	—	—	—	—	—	—	—

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Nine Months Ended September 30, 2025
(in thousands)

Description	September 30, 2025
Yield to maturity on an annual payment basis		Balance at beginning of period			Additions			Deductions			Balance at close of period
		No. of accounts with security holders	Amount of maturity value	Amount of reserves	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	No. of accounts with security holders	Amount of maturity value	Amount of reserves

Optional Settlement Certificates
Other series and conversions from Single Payment Certificates	2.5 - 3 - 3.5	—	—	1,997	13	—	28	(334)	(182)	—	—	—	1,522
Series R-II & RP-2-84 - 88 -Prod 921	3.5	—	—	8	—	—	—	(6)	—	—	—	—	2
Add’l credits and accrued int. thereon	2.5 - 3	—	—	8	1	—	—	(2)	—	—	—	—	7
Accrued for additional credits to be allowed at next anniversaries		—	—	(3)	—	—	—	—	—	—	—	—	(3)
Total Optional Settlement		—	—	2,010	14	—	28	(342)	(182)	—	—	—	1,528
Due to unlocated cert holders		—	—	662	—	—	448	—	—	(354)	—	—	756
Total Certificate Reserves (1)		311,879	$10,629,609	$11,215,102	$287,777	$2,153,336	$285,034	$(19,132)	$(4,699,037)	$(284,933)	261,328	$8,359,414	$8,938,147

(1) Total certificate reserves does not include Stock Market Certificates embedded derivatives of $5.6 million or its intrinsic interest of $(7.4) million as of the nine months ended September 30, 2025. These amounts are included in Total certificate reserves.

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Nine Months Ended September 30, 2025
(in thousands)
Part 2 - Descriptions of Additions to Reserves Charged to
Other Accounts and Deductions from Reserves Credited to Other Accounts

Nine months ended September 30, 2025
Additional credits on installment certificates and accrued interest thereon:
Other additions represent:
Transfers from maturities to extended maturities, additional credits/interest and advance payments	$286

Other deductions represent:
Transfers to reserves on a quarterly basis for installment certificates	$(286)

Optional settlement certificates:
Other additions represent:
Transfers from installment certificate reserves (less surrender charges), optional settlement privileges	$28

Single-Payment certificates:
Other additions represent:
Flexible Savings	$186,339
Stepup	39
Cash Reserve-3mo	10,070
Stock Market	297
IC-Stock1	744
IC-Stock2	510
IC-Stock3	502
Market Strategy	756
RP-Q	1
Cash Reserve-RP-3mo	4,060
Flexible Savings-RP	79,666
Stepup-RP	24
Stock Market-RP	112
RP-Stock1	295
RP-Stock2	248
RP-Stock3	309
Market Strategy-RP	285
Transfers from accruals at anniversaries maintained in a separate reserve account	15
$284,272

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Nine Months Ended September 30, 2025
(in thousands)

Nine months ended September 30, 2025
Other deductions represent:
Transfers to optional settlement reserves:
Single-Payment	$(3,044)
Transfers to reserves for additional credits and accrued interest thereon	15
Flexible Savings	(186,361)
Stepup	(39)
Cash Reserve-3mo	(10,067)
Stock Market	(11)
IC-Stock1	(27)
IC-Stock2	(12)
IC-Stock3	(15)
Market Strategy Cert	(42)
Cash Reserve-RP-3mo	(4,060)
Flexible Savings-RP	(79,666)
Stepup-RP	(24)
Stock Market-RP	(112)
RP-Stock1	(295)
RP-Stock2	(248)
RP-Stock3	(310)
Transfers to Federal tax withholding	25
$(284,293)

Due to unlocated certificate holders:
Other additions represent:
Amounts equivalent to payments due certificates holders who could not be located	$448

Other deductions represent:
Payments to certificate holders credited to cash	$(354)

Ameriprise Certificate Company
Schedule VI — Certificate Reserves (Unaudited) (continued)
Nine Months Ended September 30, 2025
(in thousands)
Part 3 - Information Regarding Installment Certificates

MO’s Paid	Number of Accounts w/ Certificate Holders		Amount of Maturity Value		Amount of Reserves		Deduction from Reserves Cash Surrenders Prior to Maturity Surrender	Other Deductions
	As of January 1, 2025	As of September 30, 2025	As of January 1, 2025	As of September 30, 2025	As of January 1, 2025	As of September 30, 2025	As of September 30, 2025	As of September 30, 2025

1-12	116	83	$2,355	$1,642	$352	$446	$3	$—
13-24	178	116	4,589	3,101	1,557	630	22	—
25-36	200	234	35,531	9,207	2,606	1,715	84	—
37-48	41	93	2,877	15,457	431	1,717	806	—
49-60	31	39	109	2,094	403	560	9	—
61-72	57	27	2,732	127	1,319	294	42	—
73-84	71	55	5,260	3,514	833	1,275	101	—
85-96	41	66	571	4,552	630	858	19	—
97-108	57	31	12	12	1,627	559	1	—
109-120	36	49	—	—	510	1,699	81	—
121-132	—	—	—	—	—	—	56	—
TOTAL - ALL SERIES	828	793	$54,036	$39,706	$10,268	$9,753	$1,224	$—

Ameriprise Certificate Company
Schedule VII — Valuation and Qualifying Accounts (Unaudited)
Three and Nine Months Ended September 30, 2026 and 2025
(in thousands)

Reserves deducted from assets to which they apply	Three Months Ended September 30, 2026
	Balance at July 1, 2026	Change in allowance/writedowns	Balance at September 30, 2026
Allowance for credit losses:
Conventional first mortgage loans and other loans	$569	$31	$600

Reserves deducted from assets to which they apply	Three Months Ended September 30, 2025
	Balance at July 1, 2025	Change in allowance/writedowns	Balance at September 30, 2025
Allowance for credit losses:
Conventional first mortgage loans and other loans	$617	$(95)	$522

Reserves deducted from assets to which they apply	Nine Months Ended September 30, 2026
	Balance at January 1, 2026	Change in allowance/writedowns	Balance at September 30, 2026
Allowance for credit losses:
Conventional first mortgage loans and other loans	$487	$113	$600

Reserves deducted from assets to which they apply	Nine Months Ended September 30, 2025
	Balance at January 1, 2025	Change in allowance/writedowns	Balance at September 30, 2025
Allowance for credit losses:
Conventional first mortgage loans and other loans	$709	$(187)	$522